Form 10-Q
period 1997-06-30
STAFF LEASING INC
filed 1997-08-13
CIK 1035185

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended June 30, 1997
                               -------------

                                      or

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

For the transition period ended from                to
                                     ---------------  -----------------

Commission file number 0-28148
                      ---------

                             STAFF LEASING, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Florida                                        65-0735612
     ------------------------------     ------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)


600 301 BLVD. W., SUITE 202,
BRADENTON, FL  34205                               (941) 748-4540
------------------------------------    ------------------------------------
  (Registrant's address)                   (Registrant's telephone number,
                                                 including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X              No
          ------              ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of common stock        Outstanding as of August 12, 1997
     ---------------------        ---------------------------------
        $.01 par value                      23,131,013

                             STAFF LEASING, INC.

                                    INDEX


                                                           Page
                                                          ------
     Part I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets as of December 31,
            1996, and June 30, 1997 ....................... 3

          Unaudited Consolidated Statements of Operations
            for the three and the six months ended
            June 30, 1996 and 1997 ........................ 4


          Unaudited Consolidated Statement of Changes
            in Shareholders' Equity (Deficit) for the
            six months ended June 30, 1997 ................ 5

          Unaudited Consolidated Statements of Cash
            Flows for the six months ended June 30, 1996
            and 1997 ...................................... 6

          Notes to Consolidated Financial Statements ....   7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations ................................  10

     Part II. OTHER INFORMATION

     Item 1.  Legal Proceedings .........................  16

     Item 6.  Exhibits and Reports on Form 8-K ..........  16

     SIGNATURES .........................................  17

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                     STAFF LEASING, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                            December 31,         June 30,
                                                                1996               1997
                                                            ------------         --------
                                                          (in thousands, except share data)
                                ASSETS
Current assets:

  Cash and cash equivalents                                   $     12            $    14
  Restricted cash                                                    -              3,500
  Accounts receivable, net of allowance for doubtful
    accounts of $440 and $718, respectively                     33,956             43,880
  Other receivables                                                660              1,838
  Other current assets                                             770              2,037
                                                              --------            -------
             Total current assets                               35,398             51,269

Property and equipment, net                                     16,812             17,637
Goodwill, net of accumulated amortization of $2,313 and
  $2,680, respectively                                          12,358             11,991
Other assets, net of accumulated amortization of
  $1,762 and $2,092, respectively                                1,414              1,219
                                                              --------            -------

                                                              $ 65,982            $82,116
                                                              ========            =======
       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:

  Current portion of long-term debt                           $  7,092            $ 5,509
  Accrued workers' compensation premiums and health
    reserves                                                    13,697             16,686
  Accrued payroll and payroll taxes                             35,280             45,915
  Accounts payable and other accrued liabilities                10,113             13,823
  Customer deposits and prepayments                              1,396              1,437
                                                              --------            -------
             Total current liabilities                          67,578             83,370

Long-term debt                                                  14,354              9,719
Other long-term liabilities                                      2,056              2,371
Commitments and contingencies (Note 8)                               -                  -
Redeemable preferred partnership interests                      17,674             15,939

Shareholders' deficit:
  Common stock, $.01 par value, authorized 100,000,000
   shares; issued and outstanding, 19,196,472 and
   19,186,035 shares, respectively                                 192                192

  Additional paid in capital                                     2,573              1,406
  Accumulated deficit                                          (37,194)           (29,527)
  Other                                                         (1,251)            (1,354)
                                                              --------            -------
          Total shareholders' deficit                          (35,680)           (29,283)
                                                              --------            -------
                                                              $ 65,982            $82,116
                                                              ========            =======

                See notes to consolidated financial statements.

                     STAFF LEASING, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       For the three months      For the six months
                                                                           ended June 30,          ended June 30,
                                                                       ----------------------  ----------------------
                                                                          1996        1997          1996      1997
                                                                       ----------  ----------  ----------  ----------
                                                                             (in thousands, except per share data)
Revenues                                                               $ 350,472   $  448,075  $ 675,192   $  850,530
                                                                       ---------   ----------  ---------   ----------
Cost of services:

  Salaries, wages and payroll taxes                                      313,673      405,309    604,311      768,146

  Benefits, workers' compensation, state
    unemployment taxes and other costs                                    21,897       20,150     42,690       39,873
                                                                       ---------   ----------  ---------   ----------
           Total cost of services                                        335,570      425,459    647,001      808,019
                                                                       ---------   ----------  ---------   ----------
Gross profit                                                              14,902       22,616     28,191       42,511
                                                                       ---------   ----------  ---------   ----------
Operating expenses:

  Salaries, wages and commissions                                          9,123       10,413     18,079       20,652

  Other general and administrative                                         4,518        5,509      8,763       10,896

  Depreciation and amortization                                              771        1,037      1,527        1,882
                                                                       ---------   ----------  ---------   ----------
           Total operating expenses                                       14,412       16,959     28,369       33,430
                                                                       ---------   ----------  ---------   ----------
Operating income (loss)                                                      490        5,657       (178)       9,081

Interest expense, net                                                        932          647      1,948        1,322

Other expenses                                                                23           54         34           92
                                                                       ---------   ----------  ---------   ----------
Net income (loss)                                                      $    (465)  $    4,956  $  (2,160)  $    7,667
                                                                       =========   ==========  =========   ==========
Return on preferred interests                                          $     498   $      774  $     558   $    1,429
                                                                       =========   ==========  =========   ==========
Net income (loss) attributable to common
  shareholders                                                         $    (963)  $    4,182  $  (2,718)  $    6,238
                                                                       =========   ==========  =========   ==========
Net income (loss) per share attributable to common
  shareholders                                                         $   (0.05)  $     0.21  $   (0.14)  $     0.31
                                                                       =========   ==========  =========   ==========
Weighted average shares outstanding                                       19,973       19,973     19,973       19,973
                                                                       =========   ==========  =========   ==========

               See notes to consolidated financial statements.

                     STAFF LEASING, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                            Common                 Paid     Deferred    Share-     Accumu-
                            Stock      Common       In       Compen-    holder      lated
                           (shares)     Stock     Capital    sation      Notes     Deficit     Total
                          ----------  ---------  ---------  ---------  ---------  ---------  ---------
                                               (in thousands, except share data)
Balance, January 1, 1997  19,196,472  $     192  $  2,573   $   (296)  $   (955)  $(37,194)  $(35,680)

Return on preferred
  partnership interests                            (1,429)                                     (1,429)

Repurchase of shareholder
  interests                  (10,437)                (116)                   47                   (69)

Sale of shareholder
  interests                                           319       (274)       (45)                    0

Other                                                  59         69        100                   228

Net income                                                                           7,667      7,667
                          ----------  ---------  --------   --------   --------   --------   --------
Balance at June 30, 1997  19,186,035  $     192  $  1,406   $   (501)  $   (853)  $(29,527)  $(29,283)
                          ==========  =========  ========   ========   ========   ========   ========

               See notes to consolidated financial statements.

                     STAFF LEASING, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the six months ended
                                                                                      June 30,
                                                                            --------------------------
                                                                                 1996          1997
                                                                            --------------  ----------
                                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income(loss)                                                          $       (2,160) $    7,667

  Adjustments to reconcile net income (loss) to net cash from operating activities:

      Depreciation and amortization                                                  1,527       1,882

      Amortization of debt issuance costs                                              286         243

      Provision for bad debts                                                          332         460

      Other                                                                             40          (7)

      Changes in assets and liabilities:

        Increase in restricted cash                                                      -      (3,500)

        Increase in accounts receivable                                             (9,137)    (10,384)

        Increase in other receivables                                                 (232)     (1,178)

        (Increase)decrease in other current assets                                     166      (1,267)

        Increase(decrease) in accounts payable and other                            (4,931)      3,710
          accrued liabilities

        Increase in accrued payroll and payroll taxes                                5,074      10,635

        Increase(decrease) in accrued insurance premiums                              (231)      2,989
          and health reserves

        Increase in customer deposits and prepayments                                  857          41

        Increase in other long-term liabilities                                         22         315
                                                                            --------------  -----------
    Net cash provided by(used in) operating activities                              (8,387)     11,606
                                                                            --------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of assets                                                          17           9

  Capital expenditures                                                              (2,439)     (2,243)

  Other assets                                                                         (20)       (150)
                                                                            --------------  -----------
    Net cash used in investing activities                                           (2,442)     (2,384)
                                                                            --------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of revolving credit - net                                              (2,500)          -

  Proceeds from sale-leaseback of fixed assets                                         597           -

  Preferred partners' contributions, net of partners' notes
    receivable and capital issuance fees                                            17,763         370

  General partner contributions                                                        219           -

  Repayment of shareholders' notes receivable                                            -         232

  Repurchase of common shareholders' interest                                            -         (69)

  Repurchase of preferred partners' interest, including fixed return                     -      (3,535)

  Repayments of capital leases                                                        (939)     (3,718)

  Repayments of long-term debt                                                      (4,250)     (2,500)

  Debt issuance costs                                                                  (60)          -
                                                                            --------------  ----------
    Net cash provided by(used in) financing activities                              10,830      (9,220)
                                                                            --------------  ----------

  Net increase in cash                                                                   1           2

Cash - beginning of period                                                              13          12
                                                                            --------------  ----------
Cash - end of period                                                        $           14  $       14
                                                                            ==============  ==========
Supplemental disclosure of cash flow information:

  Interest paid                                                             $        1,472  $      973
                                                                            ==============  ==========

               See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

1.   GENERAL:

     The accompanying unaudited consolidated financial statements of Staff Leasing, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1 (File No. 333-22933), as amended. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods presented.

     The Company's operations are currently conducted through Staff Capital, L.P. (the "Partnership") and a number of subsidiary limited partnerships (the "OLPs"). The consolidated operations of the Company exclude intercompany accounts and transactions. Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.

2.   REORGANIZATION AND INITIAL PUBLIC OFFERING:

     Effective July 1, 1997, a reorganization (the "Reorganization") was consummated whereby the Company became the sole limited partner of the Partnership. Staff Acquisition, Inc. ("Staff Acquisition") is the sole general partner of the Partnership and each of the OLPs. The general partnership interest of Staff Acquisition in the Partnership and in each of the OLPs is a 1% interest (for an aggregate ownership of 1.99% of the consolidated group). Pursuant to the Reorganization all of the holders of the common limited partnership interests in the Partnership exchanged their partnership interests for 17,122,205 shares of common stock, certain of the preferred limited partnership interests were exchanged for 2,074,267 shares of common stock and warrants to purchase an aggregate of 1,352,253 shares of common stock with an exercise price of $7.24 per share. This transaction was accounted for as a purchase among entities in common control and accordingly, for financial statement presentation purposes, the Reorganization is being treated as a pooling of interests of the Company and the Partnership as of and for the periods presented.

     Additionally, in conjunction with the Reorganization, on July 1, 1997, the Company completed an initial public offering (the "IPO") of 3,500,000 of its $.01 par value common stock. The Company subsequently issued an additional 444,978 shares resulting from the exercise of certain overallotment provisions for a total issuance of 3,944,978 shares. Net proceeds raised from the IPO, including overallotment, amounted to approximately $61,070. The proceeds from the IPO were used to repay outstanding redeemable preferred partnership interests of $16,294, including accrued fixed return of $2,552 and to repay outstanding long-term debt of $15,200. The remainder will be used for general corporate purposes.

     Had the IPO occurred on June 30, 1997 pro forma consolidated assets would have been $110,973, which includes the write-off of unamortized debt issuance costs and organization costs of $714 and $163, respectively. Such costs will be recorded in the Company's third quarter. Pro forma consolidated liabilities would have been $80,260 and consolidated shareholders' equity would have been $30,713, which includes the write-off of $962 in unamortized accretion associated with the original issuance of preferred limited partnership interests. The write-off of such accretion will be recorded in the Company's third quarter. Had the IPO been consummated as of the beginning of the respective periods, on a pro forma basis, net income (loss) and net income
(loss) per share attributable to common shareholders would have been $(2,438) or $(.10) per share and $6,778 or $.28 per share for the year ended December 31, 1996 and six months ended

June 30, 1997, respectively. Pro forma net income (loss) per share attributable to common shareholders is based upon pro forma weighted shares outstanding of 23,917,996.

3.  RESTRICTED CASH:

     The Company had cash deposits at June 30, 1997 of $3,500 that serve as collateral on certain standby letters of credit issued in connection with the Company's health benefit plan. These cash deposits have been classified as restricted cash in the accompanying consolidated balance sheets.

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                 December 31,   June 30,
                                    1996         1997
                                ------------  -----------
Leasehold improvements          $     1,083   $    1,234
Furniture and fixtures                1,337        1,386
Vehicles                                163          155
Equipment                               562          596
Computer hardware and software       16,746       18,451
                                -----------   ----------
Total property and equipment         19,891       21,822
Less accumulated depreciation        (3,079)      (4,185)
                                -----------   ----------
                                $    16,812   $   17,637
                                ===========   ==========

Gross fixed assets included $6,452 and $49 of computer hardware, software and equipment under capital lease obligations at December 31, 1996, and June 30, 1997, respectively.

5.  BORROWINGS:

Borrowings are summarized as follows:


                                                  December 31,   June 30,
                                                      1996         1997
                                                  ------------  -----------
Bank credit facility, with a term loan amount of
$25,000 and a $10,000 letter of credit facility,
secured by substantially all the assets of Staff
Capital, L.P. and are guaranteed by each of the
subsidiaries                                      $    17,700   $   15,200

Capital lease obligations                               3,746           28
                                                  -----------   ----------
                                                       21,446       15,228
Less: current portion                                  (7,092)      (5,509)
                                                  -----------   ----------
                                                  $    14,354   $    9,719
                                                  ===========   ==========

The Company used a portion of the net proceeds of its IPO to repay the balance of the bank credit facility on July 1, 1997.

6. EARNINGS PER SHARE:

     Net income (loss) per common share attributable to common shareholders has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each of the periods presented using the treasury stock method. Pursuant to the rules of the Securities and Exchange Commission, all warrants granted at prices less than the IPO price during the twelve months preceding the IPO date have been included as common stock equivalents in the calculation of weighted shares outstanding for the periods presented. The number of common stock equivalents included in weighted shares outstanding were 776,546 and relate to the warrants issued in connection with the Reorganization.

     The Company will adopt Statement of Financial Accounting Standards No. 128 ("FAS 128") in the fourth quarter of 1997, as required. The Company will continue to apply Accounting Principles Board Opinion

No. 15, "Earnings Per Share" until the adoption of FAS 128. The pro forma earnings (loss) per share ("EPS") attributable to common shareholders computed under the provisions of FAS 128 for the three-months and six-months ended June 30, 1997 are as follows: Basic EPS of $.22 and $.32, respectively, and diluted EPS of $.21 and $.31, respectively. Pro forma basic and diluted EPS attributable to common shareholders for the three-months and six-months ended June 30, 1996 are as follows: Basic EPS of $(.05) and $(.14), respectively, and diluted EPS of $(.05) and $(.14), respectively.

7. INCOME TAXES:

     For the periods presented, the Company operated as a limited partnership for Federal and state income tax purposes. Accordingly, all earnings or losses were passed directly to the partners and no provision for income taxes was required. Following the Reorganization, the Company will continue to be operated through the Partnership and the OLPs, and, for Federal and state income tax purposes, future taxable income generated by the Partnership will be allocated to Staff Acquisition and not to the Company until Staff Acquisition has been allocated income equal to certain net losses previously allocated to it, in accordance with the Partnership agreement and applicable tax rules and regulations. As of December 31, 1996, the amount of such net losses was approximately $12.9 million. Additionally, the Company will have deductible temporary differences which could be utilized to offset future taxable income. Such deductible temporary differences amounted to approximately $19.1 million at December 31, 1996 and relate primarily to assets with tax basis in excess of book basis and certain reserves which will be deductible in future periods. As a result of the IPO, the Company generated additional deductible temporary differences of approximately $21 million which can also be utilized to offset future taxable income.


8. COMMITMENTS AND CONTINGENCIES:

     The Company's employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the United States. However, the regulatory environment for professional employer organizations ("PEOs") is an evolving area due to uncertainties resulting from the non-traditional employment relationships. Many federal and state laws relating to tax and employment matters were enacted prior to the development of PEOs and do not specifically address the obligations and responsibilities of these co-employer relationships. If the IRS concludes that PEOs, are not "employers" of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the "Code"), the tax qualified status of the Company's 401 (k) retirement plan as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company may no longer be able to assume the clients' Federal employment tax withholding obligations. Any adverse developments in the above noted areas could have a material effect on the Company's financial condition and future results of operations.

        As disclosed in the Company's Form S-1 filing, dated June 25, 1997, as amended, a complaint was filed by Taylor Bean & Whittaker Ltd., et al naming the Company as defendant. On July 31, 1997, the plaintiffs voluntarily dismissed this action without prejudice. The Company is party to certain other pending claims which have arisen in the normal course of business, none of which, in the opinion of management, are expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved.

ITEM #2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
         (dollar amounts in thousands, except share and per share data)

Overview

     The Company is the largest PEO ("Professional Employers Organization") in the United States. At June 30, 1997, the Company served over 8,500 clients with over 98,600 worksite employees. With 35 branches located in Florida, Texas, Georgia and Arizona, the Company provides a broad range of services, including payroll administration, risk management, benefits administration, unemployment services and other human resource management services. The Company's operations are currently conducted through Staff Capital, L.P. (the "Partnership") and a number of operating limited partnerships ("OLPs").

     Effective July 1, 1997, a reorganization (the "Reorganization") was consummated whereby the Company became the sole limited partner of the Partnership. Staff Acquisition, Inc. ("Staff Acquisition") is the sole general partner of the Partnership and each of the OLPs. The general partnership interest of Staff Acquisition in the Partnership and in each of the OLPs is a 1% interest (for an aggregate ownership of 1.99% of the consolidated group). Pursuant to the Reorganization all of the holders of the common limited partnership interests in the Partnership exchanged their partnership interests for 17,122,205 shares of common stock, certain of the preferred limited partnership interests were exchanged for 2,074,267 shares of common stock and warrants to purchase an aggregate of 1,352,253 shares of common stock with an exercise price of $7.24 per share. This transaction was accounted for as a purchase among entities in common control and accordingly, for financial statement presentation purposes, the Reorganization is being treated as a pooling of interests of the Company and the Partnership as of and for the periods presented.

     Additionally, in conjunction with the Reorganization, on July 1, 1997, the Company completed an initial public offering (the "IPO") of 3,500,000 of its $.01 par value common stock. The Company subsequently issued an additional 444,978 shares resulting from the exercise of certain overallotment provisions for a total issuance of 3,944,978 shares. Net proceeds raised from the IPO, including overallotment, amounted to approximately $61,070. The proceeds from the IPO were used to repay outstanding redeemable preferred partnership interests of $16,294, including accrued fixed return of $2,552 and to repay outstanding long-term debt of $15,200. The remainder will be used for general corporate purposes.

     Had the IPO occurred on June 30, 1997 pro forma consolidated assets would have been $110,973, which includes the write-off of unamortized debt issuance costs and organization costs of $714 and $163, respectively. Such costs will be recorded in the Company's third quarter. Pro forma consolidated liabilities would have been $80,260 and consolidated shareholders' equity would have been $30,713, which includes the write-off of $962 in unamortized accretion associated with the original issuance of preferred limited partnership interests. The write-off of such accretion will be recorded in the Company's third quarter. Had the IPO been consummated as of the beginning of the respective periods, on a pro forma basis, net income (loss) and net income
(loss) per share attributable to common shareholders would have been $(2,438) or $(.10) per share and $6,778 or $.28 per share for the year ended December 31, 1996 and six months ended June 30, 1997, respectively. Pro forma net income (loss) per share attributable to common shareholders is based upon pro forma weighted shares outstanding of 23,917,996.

     Revenues consist of charges by the Company for the salaries and wages of the worksite employees (including the employee-paid portion of health and other benefits), the service fee and the clients' portion of health and retirement benefits provided to the worksite employees. These charges are invoiced to the client at the time of each periodic payroll. The service fee covers the cost of certain employment-related taxes, workers' compensation insurance coverage and administrative and field services provided by the Company to the client, including payroll administration and safety, human resource and regulatory compliance consultation. Salaries and wages of worksite employees are affected by the inflationary effects on wage levels, including the effect of increases in the Federal minimum wage, and by competition in the labor markets in which the Company operates. Fluctuations in salaries and wages resulting from these factors have a proportionate impact on the Company's service fee, which is invoiced as a percentage of salaries and wages.

     Cost of services includes salaries and wages of worksite employees, payroll taxes, employee benefit costs, workers' compensation insurance and state unemployment taxes.

     Operating expenses consist primarily of salaries, wages and commissions associated with the Company's internal employees, and general and administrative expenses. Over the past several years, the Company has experienced an increase in its operating expenses as the Company has expanded its senior management, sales and marketing staff, payroll processing operations and client and worksite employee service functions. The Company expects that future revenue growth will result in increasing net income margins, as the Company's fixed operating expenses are leveraged over a larger revenue base.

     For the periods presented, the Company operated as a limited partnership for Federal and state income tax purposes. Accordingly, all earnings or losses were passed directly to the partners and no provision for income taxes was required. Following the Reorganization, the Company will continue to be operated through the Partnership and the OLPs, and, for Federal and state income tax purposes, future taxable income generated by the Partnership and OLPs will be allocated to Staff Acquisition and not to the Company until Staff Acquisition has been allocated income equal to certain net losses previously allocated to it, in accordance with the Partnership agreement and applicable tax rules and regulations. As of December 31, 1996, the amount of such net losses was approximately $12.9 million. Additionally, the Company will have deductible temporary differences which could be utilized to offset future taxable income. Such deductible temporary differences amounted to approximately $19.1 million at December 31, 1996 and relate primarily to assets with tax basis in excess of book basis and certain reserves which will be deductible in future periods. As a result of the IPO, the Company generated additional deductible temporary differences of approximately $21 million which can also be utilized to offset future taxable income.

     Profitability is largely dependent upon the Company's success in managing revenues and costs that are within its control. These controllable revenues and costs primarily relate to workers' compensation, health benefits and state unemployment taxes. The Company manages these controllable costs through its use of: (i) its guaranteed workers' compensation cost arrangement with Liberty Mutual Insurance Company; (ii) appropriately designed health benefit plans that encourage worksite employee participation, high managed care utilization and efficient risk pooling; and (iii) aggressive management of its state unemployment tax exposure.

Results of Operations

     The following table presents the Company's results of operations for the three months ended June 30, 1996 and 1997, and for the six months ended June 30, 1996 and 1997, respectively, expressed as a percentage of revenues:



                                           For the three           For the six
                                            months ended          months ended
                                              June 30,               June 30,
                                          ----------------        --------------
                                           1996     1997           1996    1997
                                          -------  -------        ------  ------
Revenues
                                           100.0%   100.0%        100.0%  100.0%
Cost of services:.......................
 Salaries, wages and payroll taxes......    89.5     90.5          89.5    90.3
 Benefits, workers' compensation, state
    unemployment taxes and other costs..     6.2      4.5           6.3     4.7
                                          ------   ------         -----   -----
   Total cost of services...............    95.7     95.0          95.8    95.0
                                          ------   ------         -----   -----
Gross profit............................     4.3      5.0           4.2     5.0
                                          ------   ------         -----   -----
Operating expenses:.....................
 Salaries, wages and commissions........     2.6      2.3           2.7     2.4
 Other general and administrative.......     1.3      1.2           1.3     1.3
 Depreciation and amortization..........     0.2      0.3           0.2     0.2
                                          ------   ------         -----   -----
   Total operating costs................     4.1      3.8           4.2     3.9
                                          ------   ------         -----   -----
Operating income........................     0.2      1.2           0.0     1.1
Interest expense........................     0.3      0.1           0.3     0.2
Other expenses                               0.0      0.0           0.0     0.0
                                          ------   ------         -----   -----
Net income (loss)                           (0.1)%    1.1%         (0.3)%   0.9%
                                          ======   ======         =====   =====

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Revenues were $448.1 million for the three months ended June 30, 1997 compared to $350.5 million for the three months ended June 30, 1996, representing an increase of $97.6 million, or 27.8%. This increase was due primarily to an increased number of clients and worksite employees. From June 30, 1996 to June 30, 1997, the number of clients increased 23.2%, from 6,967 to 8,582, and the number of worksite employees increased 22.4%, from 80,596 to 98,622. The increase in the number of clients was the result of continuing sales and marketing efforts in existing markets as well as the development of new markets. Continued growth in revenues is primarily dependent upon increasing the number of new clients, as well as limiting the attrition of the current client base. The client referral program with Barnett Bank, which accounted for approximately 500 new clients during the ten months ended
June 30, 1997, terminated June 30, 1997.

     Cost of services were $425.5 million for the three months ended June 30, 1997 compared to $335.6 million for the three months ended June 30, 1996, representing an increase of $89.9 million, or 26.8%.

     Salaries, wages and payroll taxes of worksite employees were $405.3 million for the three months ended June 30, 1997, compared to $313.7 million for the three months ended June 30, 1996, representing an increase of $91.6 million, or 29.2%. The increase was larger than the increase in the number of worksite employees on a percentage basis from the comparable period, due at least in part to the effect of wage inflation.

     Benefits, workers' compensation, state unemployment taxes and other costs were $20.2 million for the three months ended June 30, 1997, compared to $21.9 million for the three months ended June 30, 1996, representing a decrease of ($1.7) million, or (7.8%). This decrease was due primarily to: (i) a 26.8% reduction in the workers' compensation expense rate; and (ii) the implementation of the Company's comprehensive health benefits action plan, leading to a reduction in the health benefit plan subsidy, from $2.5 million for the three months ended June 30, 1996 to zero for the three months ended June 30, 1997.

     Gross profit was $22.6 million for the three months ended June 30, 1997, compared to $14.9 million for the three months ended June 30, 1996, representing an increase of $7.7 million, or 51.7%. The increase was due to the reduction in benefits, workers' compensation, state unemployment taxes and other costs as a percentage of revenues as described above.

     Operating expenses were $17.0 million for the three months ended June 30, 1997, compared to $14.4 million for the three months ended June 30, 1996, representing an increase of $2.6 million, or 18.1%.

     Salaries, wages and commissions were $10.4 million for the three months ended June 30, 1997, compared to $9.1 million for the three months ended June 30, 1996, representing an increase of $1.3 million, or 14.3%. This increase was due primarily to: (i) $1.0 million of costs attributable to an increase in corporate personnel hired to support the Company's expanded operations and additional sales and sales support personnel located at its branch offices; and
(ii) $.3 million increase in sales commissions attributable to the growth in the number of clients and worksite employees.

     Other general and administrative expenses were $5.5 million for the three months ended June 30, 1997, compared to $4.5 million for the three months ended June 30, 1996, representing an increase of $1.0 million, or 22.2%. This increase was primarily a result of expanded sales and marketing programs for 1997. The balance of the increase was attributable to the growth in the number of clients and worksite employees.

     Depreciation and amortization expenses increased by $0.3 million for the three months ended June 30, 1997, compared to the three months ended June 30, 1996, representing an increase of 34.7%. This increase was primarily the result of the Company's investment in management information systems hardware. Amortization of capitalized software costs associated with the Company's development of new payroll processing and management information systems began July 1997, when the systems became operational. These costs will be amortized over a seven-year period.

     Interest expense was $.6 million for the three months ended June 30, 1997, compared to $.9 million for the three months ended June 30, 1996, representing a decrease of $.3 million, or 33.3%. This decrease was primarily the result of the reduction in the Company's long-term borrowings.

     Net income was $5.0 million for the three months ended June 30, 1997, compared to a loss of ($0.5) million for the three months ended June 30, 1996, representing an increase of $5.5 million, as a result of the factors discussed above.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Revenues were $850.5 million for the six months ended June 30, 1997 compared to $675.2 million for the six months ended June 30, 1996, representing an increase of $175.3 million, or 26.0%. This increase was due primarily to an increased number of clients and worksite employees. From June 30, 1996 to June 30, 1997, the number of clients increased 23.2%, from 6,967 to 8,582, and the number of worksite employees increased 22.4%, from 80,596 to 98,622. The increase in the number of clients was the result of continuing sales and marketing efforts in existing markets as well as the development of new markets. Continued growth in revenues is primarily dependent upon increasing the number of new clients, as well as limiting the attrition of the current client base. In January 1997, the Company reduced the service fees charged on average to its Florida clients in response to a reduction in workers' compensation rates in the State of Florida. While the Company believes this reduction in service fees has not adversely affected the Company's profitability to date because the Company has been able to offset the effect of this action by controlling expenses, it is possible that future service fee reductions could adversely affect the Company's operations.

     Cost of services were $808.0 million for the six months ended June 30, 1997 compared to $647.0 million for the six months ended June 30, 1996, representing an increase of $161.0 million, or 24.9%.

     Salaries, wages and payroll taxes of worksite employees were $768.1 million for the six months ended June 30, 1997, compared to $604.3 million for the six months ended June 30, 1996, representing an increase of $163.8 million, or 27.1%. The increase was slightly larger than the increase in the number of worksite employees on a percentage basis from the comparable period, due at least in part to the effect of wage inflation.

     Benefits, workers' compensation, state unemployment taxes and other costs were $39.9 million for the six months ended June 30, 1997, compared to $42.7 million for the six months ended June 30, 1996, representing a decrease of $2.8 million, or 6.6%. This decrease was due primarily to: (i) a 26.8% reduction in the workers' compensation expense rate commencing January 1, 1997; and (ii) the implementation of the Company's comprehensive health benefits action plan, leading to a reduction in the health benefit plan subsidy, from $5.0 million for the six months ended June 30, 1996 to $1.0 million for the six months ended June 30, 1997.

     Gross profit was $42.5 million for the six months ended June 30, 1997, compared to $28.2 million for the six months ended June 30, 1996, representing an increase of $14.3 million, or 50.8%. The increase was due to the reduction in benefits, workers' compensation, state unemployment taxes and other costs as a percentage of revenues as described above.

     Operating expenses were $33.4 million for the six months ended June 30, 1997, compared to $28.4 million for the six months ended June 30, 1996, representing an increase of $5.0 million, or 17.6%.

     Salaries, wages and commissions were $20.7 million for the six months ended June 30, 1997, compared to $18.1 million for the six months ended June 30, 1996, representing an increase of $2.6 million, or 14.4%. This increase was due primarily to: (i) $1.9 million of costs attributable to an increase in corporate personnel hired to support the Company's expanded operations and additional sales and sales support personnel located at its branch offices; and
(ii) $.7 million increase in sales commissions attributable to the growth in the number of clients and worksite employees.

     Other general and administrative expenses were $10.9 million for the six months ended June 30, 1997, compared to $8.8 million for the six months ended June 30, 1996, representing an increase of $2.1 million, or 23.9%. This increase was primarily a result of expanded sales and marketing programs for 1997. The balance of the increase was attributable to the growth in the numbers of clients and worksite employees.

     Depreciation and amortization expenses increased by $0.4 million for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, representing an increase of 23.2%. This increase was primarily the result of the Company's investment in management information systems hardware. Amortization of capitalized software costs associated with the Company's development of new payroll processing and management information systems began July 1997, when the systems became operational. These costs will be amortized over a seven-year period.

     Interest expense was $1.3 million for the six months ended June 30, 1997, compared to $1.9 million for the six months ended June 30, 1996, representing a decrease of $0.6 million, or 31.6%. This decrease was primarily the result of the reduction in the Company's long-term borrowings.

     Net income was $7.7 million for the six months ended June 30, 1997, compared to a loss of $2.2 million for the six months ended June 30, 1996, representing an increase of $9.9 million, as a result of the factors discussed above.

     The Company will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15, "Earnings Per Share" until the adoption of FAS 128. The standard specifies the computation, presentation and disclosure requirements for earnings per share.

Liquidity and Capital Resources

     The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, anticipated levels of health benefit plan subsidies and other operating cash needs. The Company has in the past sought, and may in the future seek, to raise additional capital or take other measures to increase its liquidity and capital resources. Historically, these funds have been raised from the Company's partners, as well as from bank financing and operations. The Company currently believes that the proceeds from the IPO, cash flow from operations, and vendor financing arrangements will be sufficient to meet its liquidity requirements through 1998. The Company may rely on these same sources, as well as public or private debt and/or equity financing, to meet its long-term liquidity needs.

     At June 30, 1997 and December 31, 1996, the Company had negative working capital of $32.1 million, and $32.2 million, respectively, an improvement at June 30, 1997 of $0.1 million. The improvement was primarily due to an increase in current assets offset by a lesser increase in current liabilities. In anticipation of the IPO, the Company prepaid certain capital lease obligations in the amount of $2.7 million, of which $2.1 million was current. The negative working capital at each such balance sheet date was the result of the Company's investment of $19.7 million in its facilities and technology infrastructure as well as its subsidy of $31.7 million of costs related to the Company's health benefit plans during the period January 1995 through June 1997. The Company's primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. At June 30, 1997, the Company had $10.0 million available under its vendor financing arrangements.


                                                  For the six months
                                                    ended June 30,
                                                 --------------------
                                                   1996       1997
                                                 ---------  ---------
                                                    (in millions)
Cash provided by (used in) operating activities  $   (8.4)  $   11.6
Cash used in investing activities..............      (2.4)      (2.4)
Cash provided by (used in) financing activities      10.8       (9.2)
                                                 --------   --------
Net increase in cash and cash equivalents......  $     .0   $     .0
                                                 ========   ========

     Net cash from operating activities increased by $20.0 million or 238.1% for the six months ended June 30, 1997, as compared to the six months ended 1996. The change was due primarily to a $9.8 million increase in net income and a $8.6 million increase in accounts payable and other accrued liabilities. The increase in accounts payable and other accrued liabilities is due primarily to the timing of payments to vendors.

     Net cash used in investing activities during the six months ended June 30, 1997, and 1996, was not significantly different. Capital expenditures, primarily technology infrastructure, totaled $2.2 million for the six months ended June 30, 1997.

     Net cash from financing activities decreased by $20.0 million or 185.2% for the six months ended June 30, 1997, as compared to the six month period ended 1996. During the six month period ended June 30, 1996, the Company received $17.8 million in preferred partner contributions. During the six month period ended June 30, 1997, $3.5 million of preferred partnership interests were repurchased.

     On July 1, 1997, $15.2 million of the proceeds from the IPO were used to repay in full amounts borrowed under the Company's existing credit agreement, at which time the Company terminated the agreement. The Company is currently in discussions with several lenders concerning a new credit facility with rates and terms more favorable than the previous credit agreement. Of the proceeds from the IPO $13.6 million was used to repurchase the remaining preferred partnership interests that were not converted to common stock at the IPO.

     Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Such foreward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements expressed or implied by such forward-looking statements. Historical results are not necessarily indicative of trends in operating results for any future period.

Inflation

     The Company believes that inflation in salaries and wages of worksite employees has a positive impact on its results of operations as its service fee is proportional to such changes in salaries and wages.


Part II.  OTHER INFORMATION
Item 1.   Legal Proceedings

     As disclosed in the Company's Form S-1 filing, dated June 25, 1997, as amended, a complaint was filed by Taylor Bean & Whittaker Ltd., et al naming the Company as defendant. On July 31, 1997, the plaintiffs voluntarily dismissed this action without prejudice.

     While the Company is involved from time to time in routine legal matters incidental to its business, there are presently no other material legal proceedings pending against the Company.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits - 27 Financial Data Schedule (for SEC use only).


     Exhibit
       No.
     -------

       27      Financial Data Schedule (for SEC use only).

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 STAFF LEASING, INC.
                                                 ----------------------
                                                 Registrant


Dated:  August 12, 1997                          BY /s/ Richard A. Goldman
                                                 -----------------------------
                                                 Richard A. Goldman
                                                 President

Dated:  August 12, 1997                          BY /s/ John E. Panning
                                                 -----------------------------
                                                 John E. Panning
                                                 Chief Financial Officer

                              STAFF LEASING, INC.

                          INDEX TO PART II, ITEM 6(A)

                                    EXHIBITS




     Exhibit
       No.
     -------

       27     Financial Data Schedule (for SEC use only).