Form 10-Q
period 1997-09-30
STAFF LEASING INC
filed 1997-11-14
CIK 1035185

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark one)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                          or

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the transition period ended from             to
                                      -----------  -----------
Commission file number 0-28148
                      ---------

                              STAFF LEASING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                             65-0735612
      ------------------------------        ----------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

   600 301 BLVD. W., SUITE 202,
   BRADENTON, FL  34205                            (941) 748-4540
  -------------------------------          ------------------------------------
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

               Yes    X              No
                  ---------            ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class of common stock       Outstanding as of November 12, 1997
     -----------------------      -----------------------------------
         $.01 par value                      23,505,358

                              STAFF LEASING, INC.

                                     INDEX


                                                                                       Page
                                                                                      ------
         Part I.      FINANCIAL INFORMATION

         Item 1.      Financial Statements

             Unaudited Consolidated Statements of Operations
                for the three and the nine months ended
                September 30, 1996 and 1997.............................................3

             Consolidated Balance Sheets as of December 31,
                1996, and September 30, 1997 (unaudited)................................4

             Unaudited Consolidated Statement of Changes in
                Shareholders' Equity (Deficit) for the nine
                months ended September 30, 1997.........................................5

             Unaudited Consolidated Statements of Cash Flows
                for the nine months ended September 30,
                1996 and 1997...........................................................6

             Notes to Consolidated Financial Statements.................................7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations..........................................................11

         Part II.     OTHER INFORMATION

         Item 2.  Changes in Securities.................................................18

         Item 6.  Exhibits and Reports on Form 8-K......................................18

         SIGNATURES.....................................................................19


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                      STAFF LEASING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  For the three months                 For the nine months
                                                                   ended September 30,                 ended September 30,
                                                            --------------------------------   -----------------------------------
                                                                 1996             1997              1996               1997
                                                            ---------------  ---------------   ----------------  -----------------
                                                                            (in thousands, except per share data)
Revenues                                                        $  367,484         $480,902        $1,042,676         $1,331,432
                                                                ----------       ----------       -------------       ----------
Cost of services:

    Salaries, wages and payroll taxes                              329,045          435,101           933,356          1,203,247

    Benefits, workers' compensation, state unemployment taxes
     and other costs                                                22,705           20,096            65,395             59,969
                                                                ----------       ----------        ----------         ----------
             Total cost of services                                351,750          455,197           998,751          1,263,216
                                                                ----------       ----------        ----------         ----------

Gross profit                                                        15,734           25,705            43,925             68,216
                                                                ----------       ----------        ----------         ----------

Operating expenses:

   Salaries, wages and commissions                                   9,848           10,313            27,927             30,965

   Other general and administrative                                  5,309            5,203            14,061             16,099

   Depreciation and amortization                                       797            1,366             2,324              3,248
                                                                ----------       ----------        ----------         ----------

             Total operating expenses                               15,954           16,882            44,312             50,312
                                                                ----------       ----------        ----------         ----------

Operating income (loss)                                               (220)           8,823              (387)            17,904

Interest expense, net                                                  753              237             2,705              1,559

Other (income) expense                                                 (15)              (1)               26                 91
                                                                ----------       ----------        ----------         ----------
Income (loss) before provision for income taxes (benefit)
                                                                      (958)           8,587            (3,118)            16,254
Provision for income taxes (benefit)                                     -                -                 -                  -
                                                                ----------       ----------        ----------         ----------
Net income (loss)                                               $     (958)      $    8,587        $   (3,118)        $   16,254
                                                                ==========       ==========        ==========         ==========
Return on preferred interests                                   $      552       $      962        $    1,110         $    2,391
                                                                ==========       ==========        ==========         ==========
Net income (loss) attributable to common shareholders
                                                                $   (1,510)      $    7,625        $   (4,228)        $   13,863
                                                                ==========       ==========        ==========         ==========
Net income (loss) per share attributable to common
   shareholders
   - Primary                                                    $    (0.07)      $     0.31        $    (0.21)        $     0.64
   - Fully diluted                                              $    (0.07)      $     0.31        $    (0.21)        $     0.63
                                                                ==========       ==========        ==========         ==========
Weighted average shares outstanding
   - Primary                                                        20,391           24,485            20,391             21,788
   - Fully diluted                                                  20,391           24,621            20,391             21,950
                                                                ==========       ==========        ==========         ==========


                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                           December 31,            September 30,
                                                                                              1996                     1997
                                                                                          -------------            -------------
                                                                                           (in thousands, except share data)

                                     ASSETS
Current assets:

  Cash and cash equivalents                                                                 $          12            $      26,318
  Certificates of deposit - restricted                                                                  -                    8,250
  Marketable securities                                                                                 -                    4,949
  Accounts receivable, net of allowance for
     doubtful accounts of $440 and $893, respectively                                              33,956                   48,808
  Other receivables                                                                                   660                      903
  Other current assets                                                                                770                      877
                                                                                            -------------            -------------
             Total current assets                                                                  35,398                   90,105

Property and equipment, net                                                                        16,812                   18,312
Goodwill, net of accumulated amortization
  of $2,313 and $2,863, respectively                                                               12,358                   11,808
Other assets, net of accumulated amortization
  of $1,762 and $153, respectively                                                                  1,414                      340
                                                                                            -------------            -------------

                                                                                            $      65,982            $     120,565
                                                                                            =============            =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:

  Current portion of long-term debt                                                         $       7,092            $           -
  Accrued workers' compensation premiums and
     health reserves                                                                               13,697                   19,509
  Accrued payroll and payroll taxes                                                                35,280                   49,223
  Accounts payable and other accrued liabilities                                                   10,113                    7,465
  Customer deposits and prepayments                                                                 1,396                    2,024
                                                                                            -------------            -------------
             Total current liabilities                                                             67,578                   78,221

Long-term debt                                                                                     14,354                        -
Other long-term liabilities                                                                         2,056                    1,808

Commitments and contingencies (Note 8)                                                                  -                        -

Redeemable preferred partnership interests                                                         17,674                        -

Shareholders' equity (deficit):

  Common stock, $.01 par value                                                                        192                      235
      Shares authorized:         100,000,000
      Shares issued and outstanding:
                          1996 -  19,196,472
                          1997 -  23,528,517

  Additional paid in capital                                                                        2,573                   62,221
  Accumulated deficit                                                                             (37,194)                 (20,940)
  Other                                                                                            (1,251)                    (980)
                                                                                            -------------            -------------
             Total shareholders' equity (deficit)                                                 (35,680)                  40,536
                                                                                            -------------            -------------

                                                                                            $      65,982            $     120,565
                                                                                            =============            =============


                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                            Common                     Paid        Deferred      Share-       Accumu-
                                            Stock         Common        In          Compen-      holder        lated
                                           (shares)       Stock      Capital        sation       Notes        Deficit        Total
                                       ---------------- ---------- ------------  ------------- ----------  -------------- ---------
                                                                       (in thousands, except share data)
Balance, January 1, 1997                    19,196,472       $192       $2,573         $(296)      $(955)       $(37,194) $(35,680)

Return on preferred
 partnership interests                                                  (1,744)                                             (1,744)

Repurchase of shareholder interests            (30,833)                   (122)                       53                       (69)



Issuance of common stock through
 initial public offering, net of
 offering costs of $1,332                    3,944,978         39       60,999                                              61,038



Issuance of common stock upon
 exercise of Company option
 for all capital stock of
 Staff Acquisition, Inc.                       417,900          4          137                                                 141



Sale of shareholder
  interests                                                                319          (274)        (45)                        -

Other                                                                       59           104         433                       596

Net income                                                                                                        16,254    16,254
                                            ----------       ----      -------         -----       ------       --------   -------


Balance, September 30, 1997                 23,528,517       $235      $62,221         $(466)      $(514)       $(20,940)  $40,536
                                            ==========       ====      =======         =====       ======       ========   =======


                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     For the nine months
                                                                                                      ended September 30,
                                                                                           -------------------------------------
                                                                                                 1996                1997
                                                                                           ------------------  -----------------
                                                                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income(loss)                                                                             $  (3,118)          $  16,254
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
         Depreciation and amortization                                                              2,324               3,248
         Amortization and write-off of debt issuance costs                                            426                 957
         Fixed asset obsolescence                                                                       -                 783
         Provision for bad debts                                                                      341                 640
         Other                                                                                       (104)                152
         Changes in assets and liabilities:
            Increase in certificates of deposit - restricted                                            -              (8,250)
            Increase in accounts receivable                                                       (11,625)            (15,492)
            Increase in other receivables                                                            (320)               (243)
            (Increase)decrease in other current assets                                                177                (107)
            Decrease in accounts payable and other accrued liabilities                               (812)             (2,648)
            Increase in accrued payroll and payroll taxes                                           7,721              13,943
            Increase(decrease) in accrued insurance premiums
               and health reserves                                                                   (341)              5,812
            Increase in customer deposits and prepayments                                             606                 628
            Increase(decrease) in other long-term liabilities                                          17                (201)
                                                                                                ---------           ---------
      Net cash provided by(used in) operating activities                                           (4,708)             15,476
                                                                                                ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities, net                                                               -              (4,949)
   Capital expenditures                                                                            (4,573)             (4,702)
   Other assets                                                                                       (41)               (168)
                                                                                                ---------           ---------
      Net cash used in investing activities                                                        (4,614)             (9,819)
                                                                                                ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of revolving credit - net                                                            (2,500)                  -
   Proceeds from sale-leaseback of fixed assets                                                       597                   -
   Proceeds from sale of common shares from IPO, net                                                    -              61,038
   Preferred partners' contributions, net of partners'
       notes receivable and capital issuance fees                                                  20,838                 370
   General partner contributions                                                                      250                   -
   Repayment of shareholders' notes receivable                                                          -                 544
   Repurchase of common shareholders' interest                                                     (3,051)                (69)
   Repurchase of preferred partners' interest,
       including fixed return                                                                        (139)            (19,788)
   Repayments of capital leases                                                                    (1,422)             (3,746)
   Repayments of long-term debt                                                                    (5,250)            (17,700)
                                                                                                ---------           ---------
      Net cash provided by financing activities                                                     9,323              20,649
                                                                                                ---------           ---------

   Net increase in cash                                                                                 1              26,306
Cash - beginning of period                                                                             13                  12
                                                                                                ---------           ---------
Cash - end of period                                                                            $      14           $  26,318
                                                                                                =========           =========

Supplemental disclosure of cash flow information:
   Interest paid                                                                                $   2,010           $   1,020
                                                                                                =========           =========


                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

1.       GENERAL:

         The accompanying unaudited consolidated financial statements of Staff Leasing, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Registration Statement on Form S-1 (File No. 333-22933), as amended. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods presented.

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

         Pursuant to the Reorganization all of the holders of the common limited partnership interests in the Partnership exchanged their partnership interests for 17,122,205 shares of common stock, certain of the preferred limited partnership interests were exchanged for 2,074,267 shares of common stock and warrants to purchase an aggregate of 1,352,253 shares of common stock with an exercise price of $7.24 per share. In addition, Charles S. Craig, the Chairman and CEO of the Company and owner of all the issued and outstanding capital stock of Staff Acquisition, granted to the Company an option to exchange the stock of Staff Acquisition for 417,900 shares of the Company's common stock. The number of shares of common stock issuable to Mr. Craig in connection with the exercise of such option was determined on the same basis used to determine the number of shares of common stock issued in exchange for the common interest. On September 30, 1997, the Company exercised this option.

         The Reorganization was accounted for as a purchase among entities in common control and accordingly, for financial statement presentation purposes, the Reorganization is being treated as a pooling of interests of the Company and the Partnership, as of and for the periods presented.

         In conjunction with the Reorganization, on July 1, 1997, the Company completed an initial public offering (the "IPO") of 3,500,000 shares of its common stock. The Company subsequently issued an additional 444,978 shares resulting from the exercise of certain overallotment provisions for a total issuance of 3,944,978 shares. Net proceeds raised from the IPO, including overallotment, amounted to approximately $61,038. The net proceeds from the IPO were used to repay outstanding redeemable preferred partnership interests of $16,294, including accrued fixed return of $2,552, and to repay outstanding long-term debt of $15,200. The remainder has been allocated for general corporate purposes. Non-recurring expenses as of July 1, 1997, included: (i) the write-off of $714 in unamortized deferred financing costs associated with the repayment of the Company's long-term debt; (ii) the write-off of $163 in unamortized organization costs associated with the reorganization of the structure of the limited partnerships; and (iii) $962 of accelerated accretion associated with the early redemption of the preferred partnership interests.

3.  CERTIFICATES OF DEPOSIT - RESTRICTED:

         As of September 30, 1997, the Company had certificates of deposit, with original maturities of less than one year, that serve as collateral on certain standby letters of credit issued in connection with the Company's health benefit plans. These certificates of deposit have been classified as restricted in the accompanying consolidated balance sheets.

4.  MARKETABLE SECURITIES:

         As of September 30, 1997, the Company had marketable securities which consisted of debt securities issued by corporate and government entities, with contractual maturities of less than one year from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale and are carried at fair market value. Unrealized gains and losses are recorded as a component of shareholders' equity, net of related tax effects.

5.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:


                                                                                   December 31,              September 30,
                                                                                       1996                       1997
                                                                                --------------------      ---------------------
Leasehold improvements                                                              $      1,083                $     1,299
Furniture and fixtures                                                                     1,337                      1,415
Vehicles                                                                                     163                        139
Equipment                                                                                    562                        628
Computer hardware and software                                                            16,746                     19,387
                                                                                --------------------      ---------------------
Total property and equipment                                                              19,891                     22,868
Less accumulated depreciation                                                             (3,079)                    (4,556)
                                                                                ====================      =====================
                                                                                    $     16,812                $    18,312
                                                                                ====================      =====================

Gross fixed assets included $6,452 and $-0- of computer hardware, software and equipment under capital lease obligations at December 31, 1996 and September 30, 1997, respectively. Fully depreciated assets of $444 were written-off against accumulated depreciation in 1997. Depreciation expense was $2,414 for the nine months ended September 30, 1997.

6. EARNINGS PER SHARE:

         Net income (loss) per common share attributable to common shareholders has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each of the periods presented using the treasury stock method. Pursuant to the rules of the Securities and Exchange Commission, all warrants granted at prices less than the IPO price during the twelve months preceding the IPO date have been included as common stock equivalents in the calculation of weighted shares outstanding for the periods presented. The number of common stock equivalents included in weighted shares outstanding, for the three months and nine months ended September 30, 1997, related to the warrants issued in connection with the Reorganization were 881,188 and 816,249 for primary amounts, respectively, and 954,810 for fully diluted amounts for both periods. Primary and fully diluted amounts for the three months and nine months ended September 30, 1996 were 776,546.

         In addition, upon consummation of the IPO, the Company, under the terms of its stock option plan, granted options to purchase an aggregate of approximately 500,000 shares of common stock at an exercise price equal to $17.00, the IPO price for the shares sold in the Offering, to all full time employees and non-management directors of the Company. The number of common stock equivalents included in weighted shares outstanding, for the three months and nine months ended September 30, 1997, related to the stock options issued in connection with the IPO were 88,942 and 30,590 for primary amounts, respectively, and 151,517 and 53,836 for fully diluted amounts, respectively.

         Also included in weighted shares outstanding for all periods ended September 30, 1996 and 1997, were contingently issuable shares totaling 417,900 associated with the exchange of all the stock of Staff Acquisition.

     The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 128 in the fourth quarter of 1997, as required. The Company will continue to apply Accounting Principles Board Opinion No. 15, "Earnings Per Share" until the adoption of SFAS No. 128. The pro forma earnings per share ("EPS") attributable to common shareholders computed under the provisions of SFAS No. 128 for the three months and nine months ended September 30, 1997, are as follows: Basic EPS of $.32 and $.66, respectively, and diluted EPS of $.31 and $.64, respectively. Pro forma basic and diluted EPS attributable to common shareholders for the three months and nine months ended September 30, 1996, are as follows: Basic EPS of ($.08) and ($.22), respectively, and diluted EPS of ($.08) and ($.22), respectively.

7.  INCOME TAXES:

         The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the income tax bases of the Company's assets and liabilities.

         Prior to the Reorganization, the Company operated through limited partnerships for Federal and state income tax purposes. Accordingly, all earnings or losses were passed directly to the partners and no provision for income taxes was required. Following the Reorganization, taxable income generated by the partnerships was allocated to Staff Acquisition and not to the Company. This amount approximates the amount of excess net losses previously allocated to Staff Acquisition in accordance with the Partnership agreement and applicable tax rules and regulations. The Company estimates that all of such net losses were exhausted on or about September 30, 1997. Accordingly, the Company has not recorded any provision or benefit for Federal and state income taxes. Additionally, the Company has deductible temporary differences that can be utilized to offset future taxable income. Such deductible temporary differences amounted to approximately $40 million at September 30, 1997, and relate primarily to assets with tax basis in excess of book basis and certain reserves which will be deductible in future periods. A 100% valuation allowance has been recorded, based upon the Company's insufficient levels of taxable income available to recognize benefits of such deductible temporary differences.

8.  COMMITMENTS AND CONTINGENCIES:

         The Company's employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the United States. However, the regulatory environment for professional employer organizations ("PEOs") is an evolving area due to uncertainties resulting from the non-traditional employment relationships. Many federal and state laws relating to tax and employment matters were enacted prior to the development of PEOs and do not specifically address the obligations and responsibilities of these co-employer relationships. If the IRS concludes that PEOs, are not "employers" of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the "Code"), the tax qualified status of the Company's 401(k) retirement plan as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company may no longer be able to assume the clients' Federal employment tax withholding obligations. Any adverse developments in the above noted areas could have a material effect on the Company's financial condition and future results of operations.

         The Company is party to certain other pending claims which have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved.

9.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

     In June of 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company will include such statement, if applicable, beginning with the first quarter of 1998.

         In addition, in June of 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures of certain information about operating segments and about products and services, the geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in its financial statements for the year ended December 31, 1998.

ITEM #2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company is the largest professional employer organization ("PEO") in the United States. At September 30, 1997, the Company served over 8,900 clients with over 102,000 worksite employees. With 35 branches located in Florida, Texas, Georgia and Arizona, the Company provides a broad range of services, including payroll administration, risk management, benefits administration, unemployment services and other human resource management services. The Company's operations are currently conducted through Staff Capital, L.P. (the "Partnership") and a number of operating limited partnerships ("OLPs").

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

         Pursuant to the Reorganization all of the holders of the common limited partnership interests in the Partnership exchanged their partnership interests for 17,122,205 shares of common stock, certain of the preferred limited partnership interests were exchanged for 2,074,267 shares of common stock and warrants to purchase an aggregate of 1,352,253 shares of common stock with an exercise price of $7.24 per share. In addition, Charles S. Craig, the Chairman and CEO of the Company and owner of all the issued and outstanding capital stock of Staff Acquisition, granted to the Company an option to exchange the stock of Staff Acquisition for 417,900 shares of the Company's common stock. The number of shares of common stock issuable to Mr. Craig in connection with the exercise of such option was determined on the same basis used to determine the number of shares of common stock issued in exchange for the common interest. On September 30, 1997, the Company exercised this option.

         The Reorganization was accounted for as a purchase among entities in common control and accordingly, for financial statement presentation purposes, the Reorganization is being treated as a pooling of interests of the Company and the Partnership, as of and for the periods presented.

         In conjunction with the Reorganization, on July 1, 1997, the Company completed an initial public offering (the "IPO") of 3,500,000 shares of its common stock. The Company subsequently issued an additional 444,978 shares resulting from the exercise of certain overallotment provisions for a total issuance of 3,944,978 shares. Net proceeds raised from the IPO, including overallotment, amounted to approximately $61.0 million. The net proceeds from the IPO were used to repay outstanding redeemable preferred partnership interests of $16.3 million, including accrued fixed return of $2.6 million, and to repay outstanding long-term debt of $15.2 million. The remainder has been allocated for general corporate purposes. Non-recurring expenses as of July 1, 1997, included: (i) the write-off of $.7 million in unamortized deferred financing costs associated with the repayment of the Company's long-term debt;
(ii) the write-off of $.2 million in unamortized organization costs associated with the reorganization of the structure of the limited partnerships; and (iii) $1.0 million of accelerated accretion associated with the early redemption of the preferred partnership interests.

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

         Prior to the Reorganization, the Company operated through limited partnerships for Federal and state income tax purposes. Accordingly, all earnings or losses were passed directly to the partners and no provision for income taxes was required. Following the Reorganization, taxable income generated by the partnerships was allocated to Staff Acquisition and not to the Company. This amount approximates the amount of excess net losses previously allocated to Staff Acquisition in accordance with the Partnership agreement and applicable tax rules and regulations. The Company estimates that all of such net losses were exhausted on or about September 30, 1997. Accordingly, the Company has not recorded any provision or benefit for Federal and state income taxes. Additionally, the Company has deductible temporary differences that can be utilized to offset future taxable income. Such deductible temporary differences amounted to approximately $40 million at September 30, 1997, and relate primarily to assets with tax basis in excess of book basis and certain reserves which will be deductible in future periods. A 100% valuation allowance has been recorded, based upon the Company's insufficient levels of taxable income available to recognize benefits of such deductible temporary differences.

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

Results of Operations

     The following table presents the Company's results of operations for the three months ended September 30, 1996 and 1997, and for the nine months ended September 30, 1996 and 1997, respectively, expressed as a percentage of revenues:


                                                                              For the three                 For the nine
                                                                               months ended                 months ended
                                                                              September 30,                 September 30,
                                                                         -------------------------     -------------------------
                                                                            1996         1997              1996         1997
                                                                            ----         ----              ----         ----
    Revenues                                                                100.0%       100.0%           100.0%        100.0%
    Cost of services:
         Salaries, wages and payroll taxes                                   89.5         90.5             89.5          90.4
         Benefits, workers' compensation,
           state unemployment taxes and
           other costs                                                        6.2          4.2              6.3           4.5
                                                                           ------       ------           ------        ------
               Total cost of services                                        95.7         94.7             95.8          94.9
                                                                           ------       ------           ------        ------
    Gross profit                                                              4.3          5.3              4.2           5.1
                                                                           ------       ------           ------        ------
    Operating expenses:
         Salaries, wages and commissions                                      2.7          2.1              2.7           2.3
         Other general and administrative                                     1.5          1.1              1.3           1.2
         Depreciation and amortization                                        0.2          0.3              0.2           0.3
                                                                           ------       ------           ------        ------
               Total operating expenses                                       4.4          3.5              4.2           3.8
                                                                           ------       ------           ------        ------
    Operating income (loss)                                                  (0.1)         1.8             (0.0)          1.3
    Interest expense, net                                                     0.2          0.0              0.3           0.1
                                                                           ------       ------           ------        ------
    Net income(loss)                                                         (0.3)%        1.8%            (0.3)%         1.2%
                                                                           ======       ======           ======        ======


Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Revenues were $480.9 million for the three months ended September 30, 1997, compared to $367.5 million for the three months ended September 30, 1996, representing an increase of $113.4 million, or 30.9%. This increase was due primarily to an increased number of clients and worksite employees. From September 30, 1996, to September 30, 1997, the number of clients increased 23.3%, from 7,245 to 8,933, and the number of worksite employees increased 25.7%, from 81,320 to 102,233. The increase in the number of clients was the result of continuing sales and marketing efforts in existing markets as well as the development of new markets. Continued growth in revenues is primarily dependent upon increasing the number of new clients, as well as limiting the attrition of the current client base. In January 1997, the Company reduced the service fees charged on average to its Florida clients in response to a reduction in workers' compensation rates in the State of Florida. While the Company believes this reduction in service fees has not adversely affected the Company's profitability to date because the Company has been able to offset the effect of this action by controlling expenses, it is possible that future service fee reductions could adversely affect the Company's operations.

         Cost of services was $455.2 million for the three months ended September 30, 1997, compared to $351.8 million for the three months ended September 30, 1996, representing an increase of $103.4 million, or 29.4%.

     Salaries, wages and payroll taxes of worksite employees were $435.1 million for the three months ended September 30, 1997, compared to $329.0 million for the three months ended September 30, 1996, representing an increase of $106.1 million, or 32.2%. This increase was larger than the increase in revenues on a percentage basis from the comparable period, due primarily to the reduction in service fees discussed above.

     Benefits, workers' compensation, state unemployment taxes and other costs were $20.1 million for the three months ended September 30, 1997, compared to $22.7 million for the three months ended September 30, 1996, representing a decrease of $2.6 million, or (11.5%). This decrease was due primarily to: (i) a 26.8% reduction in the workers' compensation expense rate; and (ii) the implementation of the Company's comprehensive health benefits action plan, leading to a reduction in the health benefit plan subsidy, from $2.4 million for the three months ended September 30, 1996, to a surplus of $1.5 million for the three months ended September 30, 1997. The current quarter's surplus is primarily attributable to favorable experience on the maturation or run-out of 1996 health claims. The recognition of income related to the 1996 health benefit plan year represents a change in estimate for the adequacy of the Company's health reserves.

         Gross profit was $25.7 million for the three months ended September 30, 1997, compared to $15.7 million for the three months ended September 30, 1996, representing an increase of $10.0 million, or 63.7%.

         Operating expenses were $16.9 million for the three months ended September 30, 1997, compared to $16.0 million for the three months ended September 30, 1996, representing an increase of $.9 million, or 5.6%.

     Salaries, wages and commissions were $10.3 million for the three months ended September 30, 1997, compared to $9.8 million for the three months ended September 30, 1996, representing an increase of $.5 million, or 5.1%. This increase was due primarily to an increase in sales commissions attributable to the growth in the number of clients and worksite employees.

     Other general and administrative expenses were $5.2 million for the three months ended September 30, 1997, compared to $5.3 million for the three months ended September 30, 1996, representing a decrease of $.1 million, or (1.9%). This decrease reflects the reduction in the Company's reliance on outside vendors and consultants during the period, offset by a fixed asset obsolescence charge of $.5 million for personal computer upgrades.

     Depreciation and amortization expenses increased by $.6 million for the three months ended September 30, 1997, compared to the three months ended September 30, 1996, representing an increase of 75.0%. This increase was primarily the result of the Company's investment in management information systems. Amortization of capitalized software costs associated with the Company's development of new payroll processing and management information systems began July 1997, when the systems became operational. These costs are being amortized over a seven year period.

         Interest expense, net, was $.2 million for the three months ended September 30, 1997, compared to $.8 million for the three months ended September 30, 1996, representing a decrease of $.6 million, or (75.0%). The decrease was due primarily to the write-off of unamortized debt issuance costs associated with the repayment of the Company's long-term borrowings, partially offset by interest income earned on the net proceeds of the IPO.

         Net income was $8.6 million for the three months ended September 30, 1997, compared to a loss of $1.0 million for the three months ended September 30, 1996, representing an increase of $9.6 million.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         Revenues were $1,331.4 million for the nine months ended September 30, 1997, compared to $1,042.7 million for the nine months ended September 30, 1996, representing an increase of $288.7 million, or 27.7%. This increase was due primarily to an increased number of clients and worksite employees. From September 30, 1996, to September 30, 1997, the number of clients increased 23.3%, from 7,245 to 8,933, and the number of worksite employees increased 25.7%, from 81,320 to 102,233. The increase in the number of clients was the result of continuing sales and marketing efforts in existing markets as well as the development of new markets. Continued growth in revenues is primarily dependent upon increasing the number of new clients, as well as limiting the attrition of the current client base. In January 1997, the Company reduced the service fees charged on average to its Florida clients in response to a reduction in workers' compensation rates in the State of Florida. While the Company believes this reduction in service fees has not adversely affected the Company's profitability to date because the Company has been able to offset the effect of this action by controlling expenses, it is possible that future service fee reductions could adversely affect the Company's operations.

     Cost of services was $1,263.2 million for the nine months ended September 30, 1997, compared to $998.8 million for the nine months ended September 30, 1996, representing an increase of $264.4 million, or 26.5%.

     Salaries, wages and payroll taxes of worksite employees were $1,203.2 million for the nine months ended September 30, 1997, compared to $933.4 million for the nine months ended September 30, 1996, representing an increase of $269.8 million, or 28.9%. This increase was larger than the increase in revenues on a percentage basis from the comparable period, due primarily to the reduction in service fees discussed above.

     Benefits, workers' compensation, state unemployment taxes and other costs were $60.0 million for the nine months ended September 30, 1997, compared to $65.4 million for the nine months ended September 30, 1996, representing a decrease of $5.4 million, or (8.3%). This decrease was due primarily to: (i) a 26.8% reduction in the workers' compensation expense rate commencing January 1, 1997; and (ii) the implementation of the Company's comprehensive health benefits action plan, leading to a reduction in the health benefit plan subsidy, from $7.4 million for the nine months ended September 30, 1996, to a surplus of $.5 million for the nine months ended September 30, 1997. The current year's surplus is primarily attributable to favorable experience on the maturation or run-out of 1996 health claims. The recognition of income related to the 1996 health benefit plan year represents a change in estimate for the adequacy of the Company's health reserves.

     Gross profit was $68.2 million for the nine months ended September 30, 1997, compared to $43.9 million for the nine months ended September 30, 1996, representing an increase of $24.3 million, or 55.4%.

     Operating expenses were $50.3 million for the nine months ended September 30, 1997, compared to $44.3 million for the nine months ended September 30, 1996, representing an increase of $6.0 million, or 13.5%.

     Salaries, wages and commissions were $31.0 million for the nine months ended September 30, 1997, compared to $27.9 million for the nine months ended September 30, 1996, representing an increase of $3.1 million, or 11.1%. This increase was due primarily to: (i) $2.0 million of costs attributable to an increase in corporate personnel hired to support the Company's expanded operations and additional sales and sales support personnel located at its branch offices; and (ii) $1.1 million increase in sales commissions attributable to the growth in the number of clients and worksite employees.

     Other general and administrative expenses were $16.1 million for the nine months ended September 30, 1997, compared to $14.1 million for the nine months ended September 30, 1996, representing an increase of $2.0 million, or 14.2%. This increase was primarily a result of expanded sales and marketing programs for 1997 and a fixed asset obsolescence charge of $.8 million for personal computer upgrades.

     Depreciation and amortization expenses increased by $0.9 million for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, representing an increase of 39.1%. This increase was primarily the result of the Company's investment in management information systems. Amortization of capitalized software costs associated with the Company's development of new payroll processing and management information systems began July 1997, when the systems became operational. These costs are being amortized over a seven year period.

         Interest expense, net, was $1.6 million for the nine months ended September 30, 1997, compared to $2.7 million for the nine months ended September 30, 1996, representing a decrease of $1.1 million, or (40.7%). The decrease was due primarily to the write-off of unamortized debt issuance costs associated with the repayment of the Company's long-term borrowings, partially offset by interest income earned on the net proceeds of the IPO.

         Net income was $16.3 million for the nine months ended September 30, 1997, compared to a loss of $3.1 million for the nine months ended September 30, 1996, representing an increase of $19.4 million.

         The Company will adopt the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15, "Earnings Per Share" until the adoption of SFAS No. 128. The standard specifies the computation, presentation and disclosure requirements for earnings per share.

         In June of 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company will include such statement, if applicable, beginning with the first quarter of 1998.

         In addition, in June of 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures of certain information about operating segments and about products and services, the geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in its financial statements for the year ended December 31, 1998.

Liquidity and Capital Resources

     The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, anticipated levels of health benefit plan subsidies and other operating cash needs. The Company has in the past sought, and may in the future seek, to raise additional capital or take other measures to increase its liquidity and capital resources. Historically, these funds were raised from the Company's partners, as well as from bank financing and operations. The Company currently believes that the proceeds from the IPO, cash flow from operations, and vendor financing arrangements will be sufficient to meet its liquidity requirements through 1998. The Company may rely on these same sources, as well as public or private debt and/or equity financing, to meet its long-term liquidity needs.

      At September 30, 1997, and December 31, 1996, the Company had working capital (deficit) of $11.9 million, and ($32.2) million, respectively, an improvement at September 30, 1997, of $44.1 million. The improvement was due primarily to net proceeds raised from the Company's IPO and an improvement in cash flow from operations for the nine months ended September 30, 1997. The negative working capital as of December 31, 1996, was the result of the Company's investment of $17.5 million in its facilities and technology infrastructure as well as its subsidy of $30.7 million related to the Company's health benefit plans during the period January 1995 through December 1996. The Company's primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. At September 30, 1997, the Company had $10.0 million available under its vendor financing arrangements.


                                                                                                  For the nine months
                                                                                                  ended September 30,
                                                                                        ----------------------------------------
                                                                                                1996                  1997
                                                                                        -------------------    -----------------
         Cash provided by (used in) operating activities...............................     $  (4.7)               $  15.5
         Cash used in investing activities.............................................        (4.6)                  (9.8)
         Cash provided by financing activities.........................................         9.3                   20.6
                                                                                            -------                -------
         Net increase in cash and cash equivalents.....................................     $    .0                $  26.3
                                                                                            =======                =======

         Net cash from operating activities increased by $20.2 million or 429.8% for the nine months ended September 30, 1997, as compared to the nine months ended 1996. The change was due primarily to a $19.4 million increase in net income.

         Net cash used in investing activities increased by $5.2 million, or 113.0% for the nine months ended September 30, 1997, as compared to the nine months ended 1996. The increase was due primarily to the purchase of marketable securities. Capital expenditures, primarily technology infrastructure, totaled $4.7 million for the nine months ended September 30, 1997.

         Net cash from financing activities increased by $11.3 million or 121.5% for the nine months ended September 30, 1997, as compared to the nine month period ended 1996. During the nine month period ended September 30, 1996, the Company received $20.8 million in net preferred partner contributions. During the nine month period ended September 30, 1997, the Company received net proceeds of $61.0 million from the IPO. Redeemable preferred partnership interests of $16.3 million, including accrued fixed return of $2.6 million were repaid with the proceeds from the IPO. In addition, the Company repaid $2.7 million of capital leases and the remaining $15.2 million of long-term debt borrowed under the Company's then existing credit agreement, at which time the Company terminated the agreement. On October 30, 1997, the Company signed a commitment letter for a $20 million acquisition line of credit with NationsBank NA. The line is available for strategic acquisitions of PEOs and related businesses.

Inflation

         The Company believes that inflation in salaries and wages of worksite employees has a positive impact on its results of operations as its service fee is proportional to such changes in salaries and wages.

         Statements in this Form 10-Q relating to matters that are not historical facts are forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. These known and unknown risks, uncertainties and other factors include, but are not limited to, the following: (i) the potential for additional subsidies for health benefit plans; (ii) volatility in workers' compensation rates and unemployment taxes; (iii) possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation; (iv) impact of competition from existing and new professional employer organizations; (v) risks associated with expansion into additional states where the Company does not have a presence or significant market penetration; (vi) risks associated with the Company's dependence on key vendors; (vii) the possibility for client attrition; (viii) risks associated with geographic market concentration and concentration of clients in the construction industry; (ix) the financial condition of clients; (x) the failure to properly manage growth and successfully integrate acquired companies and operations; and (xi) other factors described in further detail in the Company's filings with the Securities and Exchange Commission.

Part II.        OTHER INFORMATION
Item 2.         Changes in Securities

         On September 30, 1997, the Company issued 417,900 shares of common stock to Charles S. Craig, the Chairman and CEO of the Company, upon exercise of the Company's option to exchange all of the outstanding capital stock of Staff Acquisition, Inc. See Note 2 of the Notes to Consolidated Financial Statements. The shares were issued in reliance on exemptions from registration available under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.   Exhibits and Reports on Form 8-K

  (a)    Exhibits

 Exhibit
   No.
--------

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

                                                 STAFF LEASING, INC.
                                                 ----------------------
                                                 Registrant

Dated:  November 12, 1997                        BY /s/ Richard A. Goldman
                                                 -----------------------------
                                                 Richard A. Goldman
                                                 President

Dated:  November 12, 1997                        BY /s/ John E. Panning
                                                 -----------------------------
                                                 John E. Panning
                                                 Chief Financial Officer

                              STAFF LEASING, INC.

                          INDEX TO PART II, ITEM 6(A)

                                    EXHIBITS

 Exhibit
   No.

---------

  27     Financial Data Schedule (for SEC use only).