Form 10-K
period 1997-12-31
STAFF LEASING INC
filed 1998-03-31
CIK 1035185

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                                  COMMISSION FILE NO. 0-28148

                              STAFF LEASING, INC.
             (Exact name of registrant as specified in its charter)

                       FLORIDA                                              65-0735612
           (State or other jurisdiction of                               (I.R.S. Employer
           incorporation or organization)                               Identification No.)
            600 301 BLVD. WEST, SUITE 202
                    BRADENTON, FL                                              34205
      (Address of principal executive offices)                              (Zip Code)

      (Registrant's Telephone Number, Including Area Code): (941) 748-4540

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of Staff Leasing, Inc. held by non-affiliates (based upon the March 20, 1998 $26.375 closing sale price for the Common Stock on the Nasdaq National Market)was approximately $292.9 million.

     Number of shares outstanding of each of the issuer's classes of common stock, as of March 20, 1998: 23,515,358 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III -- Portions of Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 26, 1998, are incorporated by reference in Part III.

================================================================================

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I

Item 1.     BUSINESS....................................................    1

Item 2.     PROPERTIES..................................................   13

Item 3.     LEGAL PROCEEDINGS...........................................   13

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.........   13

                                   PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.......................................   14

Item 6.     SELECTED FINANCIAL DATA.....................................   14

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................   16

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   24

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE..................................   24

                                   PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   25

Item 11.    EXECUTIVE COMPENSATION......................................   25

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................   25

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   25

                                   PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.......................................................   26

                                     PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Staff Leasing, Inc. (the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "estimated," and "projection") are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: (i) the potential for additional subsidies for health benefit plans; (ii) volatility in workers' compensation rates and unemployment taxes; (iii) possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation; (iv) impact of competition from existing and new professional employer organizations;
(v) risks associated with expansion into additional states where the Company does not have a presence or significant market penetration; (vi) risks associated with the Company's dependence on key vendors; (vii) the possibility for client attrition; (viii) risks associated with geographic market concentration and concentration of clients in the construction industry; (ix) the financial condition of clients; (x) the failure to properly manage growth and successfully integrate acquired companies and operations; and (xi) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

     The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1.  BUSINESS

GENERAL

     Staff Leasing is the largest professional employer organization ("PEO") in the United States. As of December 31, 1997, the Company served over 9,200 clients with approximately 108,000 worksite employees, primarily in Florida, Texas, Georgia, Arizona and Minnesota. Through its operating subsidiaries, Staff Leasing provides its clients with a broad range of services, including payroll administration, risk management, benefits administration, unemployment services, and human resource consulting services. The Company's clients are typically small to medium-sized businesses with between five and 100 employees.

     Staff Leasing's services are designed to improve the productivity and profitability of its clients' businesses by:

     - Allowing managers of these businesses to focus on revenue-producing activities by relieving them of the time-consuming burdens associated with employee administration;

     - Helping these businesses to better manage certain employment-related risks, including those associated with workers' compensation and state unemployment taxes;

     - Improving the cash management of these businesses with respect to payroll-related expenses; and

     - Enabling these businesses to attract and retain employees by providing health and retirement benefits to worksite employees on a cost-effective and convenient basis.

     In providing these services, Staff Leasing becomes a co-employer of the worksite employees. Employment-related liabilities are contractually allocated between the Company and the client. The Company assumes responsibility for and manages the risks associated with: (i) worksite employee payroll; (ii) workers' compensation insurance coverage; and (iii) compliance with certain employment-related governmental regulations that can be effectively managed away from the client's business. The client retains the worksite employees' services in its business and remains responsible for compliance with other employment-related governmental regulations that are more closely related to worksite employee supervision. Staff Leasing charges its clients a service fee to cover the cost of certain employment-related taxes, workers' compensation insurance coverage and administrative and field services. This service fee is invoiced together with the salaries and wages of the worksite employees and the client's portion of health and retirement benefit plan costs.

     References in this report to the "Company" or "Staff Leasing" include Staff Leasing, Inc. and its consolidated subsidiaries. The Company was originally organized in 1993. From November 5, 1993 to July 1, 1997, the Company was a limited partnership (the "Partnership"), which was formed to acquire the assets of a PEO business that had operated since 1984. Staff Leasing, Inc. was formed in 1997 to acquire all of the limited partnership interests in the Partnership held by various investors, including certain executive officers, directors, and employees of the Company, pursuant to the reorganization (the "Reorganization") described below. In the Reorganization, which was concluded in July 1997 simultaneously with the Company's initial public offering, Staff Leasing, Inc. acquired all of the limited partnership interests in the Partnership, becoming the sole limited partner and in effect incorporating the business of the Company. As part of the Reorganization, Charles S. Craig, Chairman and Chief Executive Officer of the Company and owner of all of the issued and outstanding capital stock of Staff Acquisition, Inc., the general partner of the Partnership, granted the Company an option to exchange the stock of Staff Acquisition, Inc. for 417,900 shares of the Company's common stock. On September 30, 1997, the Company exercised this option and completed the exchange.

PEO INDUSTRY

     The PEO industry began to evolve in the early 1980s, largely in response to the difficulties faced by small to medium-sized businesses in procuring workers' compensation insurance coverage on a cost-effective basis and in operating in an increasingly complex legal and regulatory environment. While various service providers, such as payroll processing firms, benefits and safety consultants and temporary staffing firms, were available to assist these businesses with specific tasks, PEOs began to emerge as providers of a more comprehensive outsourcing solution to these burdens.

     Growth in the PEO industry has been significant. According to the National Association of Professional Employer Organizations ("NAPEO"), the number of employees under PEO arrangements in the United States has grown from approximately 10,000 in 1984 to between 2 million and 3 million in 1997. Staffing Industry Analysts, Inc., an employment industry research firm, estimates that gross revenues in the PEO industry grew from $5.0 billion in 1991 to $21.6 billion in 1997, representing a compounded annual growth rate of approximately 28%.

     Staff Leasing believes that the key factors driving demand for PEO services include:

     - The increasing complexity of employment-related governmental regulations and the related costs of compliance;

     - The size and growth of the small to medium-sized business community in the United States;

     - The increasing acceptance in the small to medium-sized business community of outsourcing of non-core functions;

     - The need to manage cash expenditures associated with payroll and payroll-related expenses, including workers' compensation insurance; and

     - The need to provide health and retirement benefits on a cost-effective and convenient basis.

     Another contributor to the recent growth of the PEO industry has been the increasing recognition and acceptance by regulatory authorities of PEOs and the co-employer relationship created by PEOs, with the development of licensing or registration requirements at the state level. Staff Leasing and other industry leaders, in concert with NAPEO, have worked with the relevant government entities for the establishment of a regulatory framework that would clarify the roles and obligations of the PEO and the client in the "co-employer" relationship. This framework imposes financial responsibility on the PEO and its controlling persons in order to promote the increased acceptance and further development of the industry. See "Industry Regulation -- State Regulation."

     While many states do not explicitly regulate PEOs, 18 states (including Florida, Texas and Minnesota) have enacted legislation containing licensing or registration requirements and, currently, several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs.

CLIENT SERVICES

     The Company provides a broad range of services to its clients, including payroll administration, risk management, benefits administration, unemployment services and human resource consulting services. These services are offered by the Company to its clients on a bundled basis, except for health and retirement benefits, which are optional for worksite employees. Staff Leasing provides these services to its clients through the following core activities:

          Payroll Administration. As a co-employer, the Company is responsible for payroll administration, which includes recordkeeping, making payroll tax deposits, reporting payroll taxes and related matters. The Company's call center in Bradenton, Florida is staffed by approximately 148 client service representatives and supervisors that are organized into teams. Each team is assigned to serve clients in sales branch offices in defined specific geographic areas. These representatives receive payroll and employee-related information by telephone, interactive voice response, facsimile transmission and via the Internet from clients, and input this data for processing. The call center generally handles more than 30,000 phone calls per week. In 1997, the Company processed approximately 3.6 million payroll checks and at the end of January 1998 sent out approximately 230,000 W-2s. The Company expects to add additional call center personnel during 1998 to facilitate service to new clients and worksite employees.

          Risk Management. As part of its risk management services, the Company conducts on-site safety inspections for its clients with high-risk profiles to identify potential safety hazards and to meet with clients to review their loss history, determine loss exposure, evaluate current controls and recommend additional control options to reduce exposure to loss or worker injury. These safety consultants continue to monitor worksite safety concerns, as needed. The safety consultants are also trained to ensure the proper workers' compensation classification of worksite employees. These risk management services are designed to reduce workers' compensation claims and to reduce other costs arising from workplace injury, such as costs of employee turnover, employee retraining and recruiting and reduced employee morale. As of December 31, 1997, the Company employed 30 risk consultants.

          Liberty Mutual Insurance Company ("Liberty Mutual"), the Company's workers compensation insurance carrier, has established a 52-person dedicated claims center which allows a client to report a worksite injury through a toll free number, and eliminates the paperwork burden otherwise associated with claims reporting. This prompt reporting allows the immediate commencement of Liberty Mutual's claims management process, further reducing the cost of the claim. The claims management process conducted at this facility fully integrates managed care and return-to-work activities with the claims adjustment process. See "-- Vendor Relationships."

          Benefits Administration. The Company offers to its clients and worksite employees optional health and dental insurance, life insurance, accidental death and dismemberment insurance and long-term disability insurance. In addition, the clients and worksite employees are offered a cafeteria plan which includes a flexible spending account allowing for payment of certain health and dependent care coverages with pre-tax payroll dollars.

          The Company also offers retirement benefits under a multiple employer 401(k) retirement plan for worksite employees, including owners of clients. In addition to the 401(k) retirement plan, the Company also provides numerous benefits-related human resource services to its clients. These services for both health and retirement benefit plans include client support for issues related to pre- and post-tax payroll deductions, plan eligibility, Section 125 of the Internal Revenue Code of 1986, as amended (the "Code"), and Employee Retirement Income Security Act ("ERISA") requirements, Consolidated Omnibus Budget Reconciliation Act of 1987 ("COBRA") administration for health benefit plans and investment fund information for retirement benefit plans.

          Unemployment Services. The Company's unemployment services department is responsible for processing all unemployment claims related to worksite employees. Claims which are determined by the Company to be unwarranted are protested by the Company under the appropriate regulatory procedures. The Company also offers employment placement services to unemployed worksite employees and attempts to place employees who request such services either with other clients or other businesses.

          Human Resource Consulting Services. The Company provides certain consulting services to assist its clients in the human resource area, including advice concerning appropriate employment-related policies and procedures, such as policies related to vacation, termination, harassment, discrimination, overtime and dress codes. These services are provided by a dedicated team of human resource professionals. The Company provides employment application forms and employee handbooks, which may be customized to suit client needs. The Company conducts seminars for its clients and worksite employees concerning human resource issues, such as interviewing techniques, diversity awareness and sexual harassment training. These services primarily appeal to the Company's larger clients and to those clients in white collar industries.

CLIENTS

     Overview. As of December 31, 1997, Staff Leasing's customer base consisted of over 9,200 client companies with an average of 11.7 employees. As of December 31, 1997, the Company had clients classified in approximately 643 Standard Industrial Classification ("SIC") codes. Staff Leasing's approximate client distribution, based on 1997 revenues, by major SIC code industry grouping was as follows:

                                                                            PERCENT OF
                                                                              TOTAL
                          CATEGORY                             REVENUES      REVENUES
                          --------                            ----------    ----------
                                                                   (IN THOUSANDS)
Construction................................................  $  517,721       28.0%
Services(1).................................................     480,799       26.0
Manufacturing...............................................     212,492       11.5
Retail Trade................................................     148,740        8.0
Restaurants.................................................     142,121        7.7
Wholesale Trade.............................................      95,390        5.1
Agriculture(2)..............................................      94,639        5.1
Transportation..............................................      75,910        4.1
Finance/Insurance/Real Estate...............................      60,272        3.3
Other.......................................................      23,164        1.2
                                                              ----------      -----
          Total.............................................  $1,851,248      100.0%
                                                              ==========      =====

---------------

(1) Services consist principally of clients in the following: business services, automotive repair, health services, personal services (e.g., laundry and dry cleaning, beauty and barber shops), hotel and lodging services, engineering, accounting and management services, recreational services, social services and miscellaneous repair services.

(2) Agriculture consists primarily of landscaping and nursery services.

     Client Selection and Retention Strategy. As part of its client selection strategy, the Company offers its services to businesses falling within specified SIC codes and eliminates certain industries with respect to which it cannot, at present, effectively manage the risk of employee injury (such as migratory labor, asbestos removal, logging and oil and gas exploration). All prospective clients are also evaluated individually on the basis of total profitability, including workers' compensation risk and claims history, unemployment history and credit status. With respect to potential clients operating in certain industries believed by the Company to present a level of risk exceeding industry norms, more rigorous approval requirements must be met before the Company enters into a Client Leasing Agreement. This process may include an on-site inspection and review of workers' compensation and unemployment claims experience for the last three years. In addition, under the terms of the Company's agreement with Liberty Mutual, potential clients in certain industries or with historically high workers' compensation insurance claims experience must also be approved by Liberty Mutual before a Client Leasing Agreement is executed.

     The Company's sales force sells to all businesses within its established workers' compensation risk parameters and receives additional incentives with respect to those businesses that fall within the Company's construction and blue-collar service target markets. Outside of the areas of workers' compensation and group health risk, the Company does not have rigid criteria regarding client selection. The Company takes into account factors such as the size of the client by employee count and payroll volume and the length of time the client has been in business when determining a service fee. The method of payment is affected by the client's credit history. The Company's client base contains significant segments of businesses with fewer than five employees, start-up businesses and small construction businesses that tend to be more unstable and more likely to fail than larger businesses with long operating histories in less cyclical industries.

     The Company believes that the retention rate of its client base is directly affected by the natural instability in the small to medium-sized business market that it serves. According to the U.S. Small Business Administration, the annual failure rate for all businesses is 14%. The NAPEO standard for measuring client retention (the "Client Retention Rate") is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period. The Company's Client Retention Rate increased to 78% in 1997, up from 74% in 1996. In 1995, the Company's Client Retention Rate was 81% and thus the Company believes it has the opportunity to increase its Client Retention Rate. Approximately 44% of the clients that ceased to use the Company's services in 1997 were terminated at the Company's option for reasons that include unacceptable risk, administrative non-compliance and low profitability. An additional 31% ceased to use the Company's services for reasons relating to their business being closed or sold. The Company believes that it has the opportunity to increase the level of retention for the remaining 25% of those clients that stopped using the Company's services for other reasons. The Company has taken actions intended to increase client retention, such as elevating levels of client service in the payroll and benefits areas, improving communication to clients at risk of cancellation, increasing its efforts to retain profitable clients that have indicated they may terminate their relationship with the Company and to recapture profitable clients that no longer use the Company's services.

     Client Leasing Agreement. All clients enter into Staff Leasing's Client Leasing Agreement. The Client Leasing Agreement provides for an initial one-year term, subject to termination by the Company or the client at any time upon 30 days' prior written notice. After the initial term the contract may be renewed, terminated or continued on a month-to-month basis. In most cases, such contracts are continued on a month-to-month basis. The Company requires the owners of substantially all of its clients to personally guarantee the clients' obligations under the Client Leasing Agreement.

     The service fee charged by the Company is invoiced along with each periodic payroll delivered to the client. The service fee covers the cost of certain employment-related taxes, workers' compensation insurance coverage and administrative and field services provided by Staff Leasing to the client, including payroll administration, recordkeeping and safety, human resource and regulatory compliance consultation. The client's portion of health and retirement benefit plan costs is invoiced separately and is not included in the service fee. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience.

     The Company sends worksite employees an employee enrollment package which describes the "at-will" employment relationship of the worksite employees with Staff Leasing. If the Client Leasing Agreement with any client is terminated, the worksite employees of such client are dismissed from employment by Staff Leasing. The worksite employees are informed that if the client fails to pay Staff Leasing for the worksite employees' services, Staff Leasing will only be responsible for the applicable minimum wage (and, if applicable, the legally required overtime pay) for such worksite employees for work performed until such worksite employees receive notice of termination.

     Employment-related liabilities are allocated between the Company and the client pursuant to the Client Leasing Agreement, with the Company assuming responsibility for worksite employee payroll and for compliance with certain employment-related governmental regulations that can be effectively managed away from the client's premises. The client remains responsible for compliance with other employment-related governmental regulations that are more closely related to the daily supervision of worksite employees. Certain responsibilities and liabilities are shared by Staff Leasing and the client where such joint responsibility is appropriate. The following table summarizes the division of applicable responsibilities for regulatory compliance under the Client Leasing
Agreement:

                STAFF LEASING
                -------------
-    All rules and regulations governing
     the reporting, collection and
     payment of and state payroll taxes
     on including, but not limited to:
     (i) Federal income tax with-
     holding provisions of the Code;
     (ii) state and/or local income tax
     withholding provisions; (iii) FICA;
     (iv) FUTA; and (v) applicable state
     unemployment tax provisions, wages,
     including managing claims
-    Applicable workers' compensation
     laws including, but not limited to:
     (i) procuring workers' compensation
     insurance and completing and filing
     required reports; and (ii)
     administering, managing and
     otherwise processing claims and
     related procedures
-    Fair Labor Standards Act ("FLSA")*
-    COBRA
-    Section 1324(b) of the Immigration
     Reform and Control Act (employment
     eligibility verification)
-    Laws governing the garnishment of
     wages, including the Consumer
     Credit Protection Act, Title III
-    All rules and regulations governing
     administration, procurement and
     payment of all employee benefit
     plans elected client or worksite
     employee

                   CLIENT
                   ------
-    Occupational Safety and Health Act
     ("OSHA") and related or similar
     Federal Federal, state or local
     regulations
-    Government contracting requirements
     as regulated by, including, but not
     limited to: (i) Executive Order
     11246; (ii) Vocational
     Rehabilitation Act of 1973; (iii)
     Vietnam Era Veterans' Read-
     justment Assistance Act of 1974;
     (iv) Walsh-Healy Public Contracts
     Act; (v) Davis-Bacon Act; (vi) the
     Service Contract Act of 1965; and
     (vii) any and all similar, related,
     or like Federal, state or local
     laws, regulations, ordinances and
     statutes
-    Professional licensing and
     liability
-    Fidelity bonding requirements
-    Code Sections 414(m), (n) & (o)
     relating to client maintained
     benefit plans
-    Worker Adjustment and Retraining
     Notification Act
-    Laws affecting the assignment and
     ownership of intellectual property
     rights including, but not limited
     to, inventions, whether patentable
     or not and patents resulting
     therefrom, copyrights and trade
     secrets
-    Laws affecting the maintenance,
     storage and disposal of hazardous
     materials
-    FLSA*, Title VII (Civil Rights Act
     of 1964), the Americans with
     Disabilities Act, the Age
     Discrimination in Employment Act
     (including provisions thereunder
     relating to client's premises)
-    All other Federal, state, county,
     or local laws, regulations,
     ordinances and statutes which
     govern the employer/employee
     relationship

---------------

* Shared responsibility

     Clients are required to pay amounts owed to the Company by check or bank wire or, in some cases, by certified or official bank check, which is delivered to the Company upon delivery of the payroll checks to the client. Although the Company is ultimately liable as a co-employer to pay worksite employees at the applicable minimum wage and overtime rates for work performed, it retains the ability to terminate immediately the Client Leasing Agreement as well as its employment relationship with the worksite employees upon non-payment by a client. The Company manages its exposure for payment of such amounts through this right to terminate, the periodic nature of payroll, client credit checks, owner guarantees and the Company's client selection process.

SALES AND MARKETING

     The Company markets its services through a direct sales force of approximately 200 sales employees, as of December 31, 1997. The Company uses a direct sales force that it controls, rather than selling through agents, because this allows the Company to more closely monitor and manage employer-related liabilities assumed with each sale. The Company's sales force is located throughout its 37 branch offices, with four to twelve sales persons in each branch office. The Company plans to continue adding sales offices, including smaller "spoke" offices that rely on a "hub" office for administrative and management support. These "spoke" offices will typically be staffed with three to five sales persons. The Company currently has three "spoke" offices operating in conjunction with larger "hub" offices.

     The Company seeks to hire sales persons who have five years or more work experience with two years or more sales experience in other business-to-business sales positions. The Company provides at least one month of training for each new sales person in the field, followed by a one week formal training program to familiarize new sales persons with the Company's services, policies and procedures. The Company requires sales persons to undergo training when new services are offered by the Company. The Company's sales persons are compensated by a combination of salary and commissions which, for top producers, exceeds $125,000 in annual compensation.

     Staff Leasing generates sales leads from various sources, primarily referrals from existing clients, which accounted for approximately 57% of the Company's new clients during 1997, and other sources such as direct sales efforts and inquiries. Each sales person is required to visit his or her clients periodically in order to maintain an ongoing relationship and to benefit from referrals. The Company has focused its sales efforts on client referrals and has introduced a new client incentive program to encourage increased referral activity from its clients. The Company also generates sales leads through contacts produced by its telesales group, which makes calls to potential clients identified from industry data, purchased lists and other sources.

VENDOR RELATIONSHIPS

     Staff Leasing provides benefits to its worksite employees under arrangements with a number of vendors. The Company's most significant vendor relationships are as follows:

          Workers' Compensation. The Company's workers' compensation coverage is provided by Liberty Mutual, which is the largest workers' compensation insurance carrier in the United States. This program was initiated in March 1994, and renegotiated effective January 1, 1997, to, among other things, reduce rates charged to the Company. The policy provides coverage through December 31, 1999. Staff Leasing is now Liberty Mutual's third largest client for workers' compensation insurance in terms of premiums.

          The Company's arrangement with Liberty Mutual has always provided coverage on a guaranteed cost basis. Amounts due to Liberty Mutual under this arrangement are a fixed percentage of the Company's workers' compensation payroll and are paid on a monthly basis. The Company has no liability in excess of such amounts paid. Payouts on workers' compensation claims can extend for years. With the Liberty Mutual arrangement, the Company's earnings are more predictable, since changes in the frequency of claims do not affect current income and changes in the ultimate severity of incurred claims do not affect future income. Giving effect to two rate reductions effective January 1 and October 1, 1997, the rate of payment decreased 27.4% for 1997 compared to 1996, even though the mix of clients and worksite employees by industry classification has remained relatively constant. See "-- Client Services -- Risk Management."

          Liberty Mutual has established a 52-person dedicated claims unit adjacent to the Company's corporate headquarters to manage the Company's workers' compensation claims exclusively. The Company, Liberty Mutual and their consultant, J&H Marsh & McLennan, worked as a team to design and implement the claims management process conducted at this facility, which fully integrates managed care and return-to-work activities with the claims adjustment process. Working together, Liberty Mutual and the Company are able to provide more cost efficient claims administration and processing and increased client service, resulting in a reduction in workers' compensation claims experience, which the Company believes should have a favorable impact on future rates. Approximately 1,000 new claims per month are currently managed at this facility.

          Health Insurance. The Company's group health benefit plans are provided by Blue Cross/Blue Shield of Florida, Blue Cross/Blue Shield of Texas, Blue Cross/Blue Shield of Georgia, HealthPartners of Arizona, Inc., and HealthPartners, Inc. under separate contracts in Florida, Texas, Georgia, Arizona, and Minnesota, respectively. Premiums paid by worksite employees, and the portion of premiums, if any, paid by the client, varies depending on the coverage options selected and the place of residence of the worksite employee. The Company's policy with Blue Cross/Blue Shield of Florida is a three-year minimum premium arrangement through December 31, 1999. The administrative costs associated with this policy are fixed for the three-year term and stop loss coverage per covered employee for 1997 and 1998 is provided at the level of 115% of projected claims. Stop loss coverage per covered employee for 1999 will be established based on claims experience in 1998. Plans offered in Texas, Georgia, Arizona, and Minnesota provide the Company with guaranteed cost contracts, with the Company's liability capped annually at fixed amounts.

INFORMATION TECHNOLOGY

     The Company has invested and is continuing to invest significant capital and resources in the development and enhancement of its information systems. From 1995 through 1997, the Company invested approximately $20.5 million in its technology infrastructure, including computer hardware and software and telephony. This investment was made to better serve its increasing client base, to maintain a high level of customer service at increasing volumes and to increase operating leverage in its processing operations.

     These systems provide the Company with the capability to promptly and accurately deliver payroll and related services and generate in-depth management reports. The Company's information systems manage all data relating to worksite employee enrollment, payroll processing, benefits administration, management information and other requirements of the Company's operations. The current systems have high volume payroll processing capabilities which allow the Company to produce and deliver weekly payrolls to its clients, each customized to the needs of such clients. Currently, the Company processes approximately 80,000 payroll checks per week.

     The Company is currently converting its payroll processing operations to an ORACLE(R) Human Resource and Payroll application. The Company believes this application is one of the leading payroll applications currently in use. The Company is implementing the new software in a phased approach, to assure a smooth transition. Payrolls for approximately 15,500 worksite employees are currently being processed using the new application and it is anticipated that the remainder of the worksite employee base will be converted to this new application by the end of 1998. Other investments in computer hardware, software and telephony have increased the productivity of the Company's call center representatives and enabled it to better direct its business through improved management information systems.

     The Company's information technology staff has grown from five persons in 1994 to 39 persons at December 31, 1997, and the Company plans to continue to increase staffing of this department. The Company believes that its information systems are integral in achieving its growth objectives and, as such, the Company intends to continue to invest in its technology infrastructure.

COMPETITION

     The PEO industry is highly fragmented. NAPEO estimates that there are approximately 2,400 companies providing certain levels of PEO services. Most of these companies have limited operations and fewer than 1,000 worksite employees. However, there are several large industry participants, and the Company believes one other competitor had 1997 PEO revenues in excess of $1 billion. The Company considers its primary competition to be PEOs, insurance agents and fee-for-service providers, such as payroll processors and human resource consultants. The market for PEO services is expected to become increasingly competitive as larger companies, some of which have greater financial resources than the Company and which have not traditionally operated in this industry, enter the market.

     The key competitive factors in the PEO industry are breadth and quality of services, price, reputation, financial stability, as well as choice, quality and cost of benefits. The Company believes that it competes favorably in these areas.

INTERNAL COMPANY EMPLOYEES

     As of December 31, 1997, the Company had 1,004 internal employees with 462 employees located at the Company's Bradenton, Florida headquarters. The remaining employees were located in the Company's branch offices. None of the Company's internal employees is a party to a collective bargaining agreement.

INDUSTRY REGULATION

     The Company's operations are affected by numerous Federal and state laws and regulations relating to employment matters, benefit plans and taxes. By entering into a co-employer relationship with its clients, the Company assumes certain obligations and responsibilities as an employer under these laws. Because many of these Federal and state laws were enacted prior to the development of non-traditional employment relationships, such as PEOs, temporary employment and other employment-related outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. In addition, the definition of "employer" under these laws is not uniform.

     Some governmental agencies that regulate employment have developed rules that specifically address issues raised by the relationship among PEOs, clients and worksite employees. Existing regulations are relatively new and, therefore, their interpretation and application by administrative agencies and Federal and state courts is limited or non-existent. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. In addition, from time to time, states have considered, and may in the future consider, imposing certain taxes on gross revenues or service fees of the Company and its competitors. The Company cannot predict with certainty the nature or direction of the development of Federal, state and local regulations or whether any states will impose such taxes.

     The Company believes that its operations are currently in compliance in all material respects with all applicable Federal and state statutes and regulations.

EMPLOYEE BENEFIT PLANS

     The Company's employee benefit plans include a 401(k) retirement plan, a cafeteria plan under Code Section 125, group health plans, a group life insurance plan, a group disability insurance plan and a dependent care spending account plan. Participants in these plans include both the Company's internal employees and worksite employees. Generally, employee benefit plans are subject to certain provisions of the Code and ERISA.

     Effective April 1, 1997, the Company began to offer a new 401(k) retirement plan, designed to be a "multiple employer" plan under Internal Revenue Code
Section 413(c). This plan enables owners of clients and highly-compensated worksite employees, as well as highly-compensated internal employees of the Company, to participate. Such persons were excluded from the prior 401(k) retirement plan to avoid issues of discrimination in favor of highly-compensated employees.

     Employer Status. In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an "employer" of certain workers for Federal employment tax purposes if an employment relationship exists between the entity and the workers under the common law test of employment. In addition, the officers of a corporation are deemed to be employees of that corporation for Federal employment tax purposes. The common law test of employment, as applied by the IRS, involves an examination of many factors to ascertain whether an employment relationship exists between a worker and a purported employer. That test is generally applied to determine whether an individual is an independent contractor or an employee for Federal employment tax purposes and not to determine whether each of two or more companies is a "co-employer." Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual's work.

     The IRS established the Market Segment Study for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs have been randomly selected by the IRS for audit pursuant to this program. The Company was not one of the PEOs selected for the audit. One issue that has arisen from these audits is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Code, including participation in the PEO's 401(k) retirement plan.

     The Company is not able to predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the Market Segment Study and the ultimate outcome of such decisions. Further, the Company is unable to predict whether the Treasury Department will issue a policy statement with respect to its position on these issues or, if issued, whether such a statement would be favorable to the Company. The Company believes that the establishment of its new multiple employer plan under Code Section 413(c) will eliminate the exposure as to future contributions to that plan resulting from an IRS determination that no employer relationship exists between the sponsor of the plan and the plan participants. Since this plan will be co-sponsored by each participating client, the Company believes that even if the IRS were to determine that the worksite employees were not employees of the Company, it could not reach the same conclusion as to the client co-sponsor. However, if an adverse conclusion by the IRS were applied retroactively to disqualify the Company's former 401(k) retirement plan, worksite employees' vested account balances under the former 401(k) retirement plan would become taxable immediately to them, distributions would not qualify for special tax treatment, the Company's tax deductions would be allowed only as matching contributions become vested, the former 401(k) retirement plan's trust would become a taxable trust, and clients would be subject to liability with respect to their failure to withhold and pay taxes applicable to salary deferral contributions by their employees. In such event, the Company would also face the risk of client dissatisfaction and potential litigation. A retroactive application by the IRS of an adverse conclusion would have a material adverse effect on the Company's financial position and results of operations. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues by the IRS.

     Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines "employer" as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term "employee" as "any individual employed by an employer." The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. A definitive judicial interpretation of "employer" in the context of a PEO or employee leasing arrangement has not been established.

     If the Company were found not to be an employer for ERISA or Code purposes, its former 401(k) retirement plan would not comply with ERISA and could be subject to retroactive disqualification by the IRS, and the Company's cafeteria, health and other fringe benefit plans could lose their favorable tax status. Clients could be subject to liabilities, including penalties, with respect to the Company's cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by worksite employees, and worksite employees who are participants in those plans could, for example, be liable for taxes with respect to certain insurance premiums paid with respect to their health plan coverage and with respect to medical cost reimbursement payments under those plans; in addition, clients could become liable for failure to withhold income and payroll taxes, failure to pay social security taxes and failure to report taxable income with respect to such amounts. As a result of such finding, the Company and its plans also would no longer enjoy, with respect to worksite employees, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulation, as well as to claims based upon state common law. Further, in such event, the Company might not be able to develop an alternative method of delivering a comparable level of benefits to worksite employees that would not result in materially increased administrative costs.

Federal Employment Taxes

     As an employer, the Company assumes responsibility and liability for the payment of Federal and state employment taxes with respect to wages and salaries paid to worksite employees. There are essentially three types of Federal employment tax obligations: (i) withholding of income tax requirements governed by Code section 3401, et seq.; (ii) obligations under the Federal Insurance Contributions Act ("FICA"), governed by Code section 3101, et seq.; and (iii) obligations under the Federal Unemployment Tax Act ("FUTA"), governed by Code section 3301, et seq. Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

     The Market Segment Study discussed above examines, among other issues, whether PEOs, such as the Company, are employers of worksite employees under the Code provisions applicable to Federal employment taxes and, consequently, responsible for payment of employment taxes on wages and salaries paid to such worksite employees. Section 3401(d)(1) of the Code, which applies to Federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an "employer" for purposes of Federal income tax withholding. Section 3401(d)(1) states that if the person for whom services are rendered does not have control of the payment of wages, the "employer" for this purpose is the person having control of the payment of wages. The Treasury Regulations issued under section 3401(d)(1) state that a third party can be deemed to be the employer of workers under this Section for income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages. While section 3401(d)(1) has been examined by several courts, its ultimate scope has not been delineated. Moreover, the IRS has to date relied extensively on the common law test of employment in determining liability for failure to comply with Federal income tax withholding requirements.

     Accordingly, while the Company believes that it can assume the withholding obligations for worksite employees, if the Company fails to meet these obligations the client may be held jointly and severally liable therefor. While this interpretive issue has not, to the Company's knowledge, discouraged clients from utilizing the Company's services, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future.

State Regulation

     Florida. In Florida, the Company's PEO operations are licensed under the Florida Employee Leasing Licensing Act of 1991 (the "Florida Licensing Act"). The Florida Licensing Act requires PEOs and their controlling persons to be licensed, mandates reporting requirements and allocates several employer responsibilities. The Florida Licensing Act provides that licenses may not be transferred or assigned and requires prior approval by the Florida Board of Employee Leasing Companies of the acquisition of control of a licensee. The Florida Licensing Act defines "controlling person" as any natural person who possesses the power to direct the management or policies of any employee leasing company, including, but not limited to, control of 50 percent or more of the company's voting securities, general power to endorse negotiable instruments on behalf of the company and authority to enter into contracts with clients on its behalf. The Florida Licensing Act also requires licensed PEOs to submit annual audited financial statements and maintain a tangible accounting net worth and positive working capital. The Florida Licensing Act also requires PEOs to, among other things: (i) reserve the right of direction and control over the leased employees; (ii) enter into a written agreement with the client; (iii) pay wages to the leased employees; (iv) pay and collect payroll taxes; (v) retain authority to hire, terminate, discipline and reassign employees; and (vi) reserve a right to direct and control the management of safety, risk and hazard control at the worksite, including responsibility to promulgate and administer employment and safety policies and to manage workers' compensation claims.

     Texas. The Texas Staff Leasing Act regulates and establishes a legal framework for PEOs in Texas and has requirements similar to those of Florida for a PEO's relationship with its clients. The Texas Staff Leasing Act, which became effective on September 1, 1993, established mandatory licensing for PEOs and expressly recognizes a licensed PEO as the employer of the worksite employee for purposes of the Texas Unemployment Compensation Act. The Texas Staff Leasing Act also provides, to the extent governed by Texas law, that a licensed PEO may sponsor and maintain employee benefit plans for the benefit of worksite employees. In addition, the Texas Staff Leasing Act not only provides that a PEO may elect to obtain workers' compensation insurance coverage for its worksite employees but also provides that, for workers' compensation insurance purposes, a licensed PEO and its client are treated as co-employers. In order to obtain a license, applicants must undergo a background check, demonstrate a history of good standing with tax authorities and meet certain capitalization requirements that increase with the number of worksite employees employed. The Texas Staff Leasing Act specifies that the Texas Department of Licensing and Regulation ("TDLR") is responsible for enforcement of the Texas Staff Leasing Act and TDLR has adopted regulations under the Texas Staff Leasing Act. The Texas Staff Leasing Act provides that licenses are not assignable and that the addition of new controlling persons of a licensee requires approval by the TDLR. The Texas Staff Leasing Act defines "controlling persons" as officers, directors and owners of 25 percent or more of the voting securities of an employee leasing company that is a corporation, general partners of an employee leasing company that is a partnership and individuals possessing authority to direct an employee leasing company's management or policy or to enter into contracts with clients on its behalf.

     Other States. While many states do not explicitly regulate PEOs, 18 states including Florida, Texas and Minnesota have passed laws that have licensing or registration or other compliance requirements for PEOs and several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. In addition to holding a license in Florida, Texas and Minnesota, the Company holds licenses or is registered or is otherwise compliant in 13 other states. Whether or not a state has licensing, registration or other compliance requirements, the Company faces a number of other state and local regulations that could impact its operations. The Company's objective is to establish strong working relationships with state regulatory authorities in states where it operates and the Company believes that to date it has been able to do so.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3), the information regarding executive officers of the Company called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Form 10-K.

     The following table sets forth certain information with respect to each person who is an executive officer of the Company, as indicated below.

NAME                                                AGE                   POSITION
----                                                ---                   --------
Charles S. Craig..................................  47    Chairman of the Board and Chief
                                                            Executive Officer
Richard A. Goldman................................  41    President
John E. Panning...................................  47    Chief Financial Officer
John Bilchak, Jr. ................................  50    Senior Vice President, Benefits and Risk
                                                            Management
Joyce Lillis McGill...............................  51    Senior Vice President, Sales

     Charles S. Craig has served as Chairman of the Board of Directors since November 1993. He assumed the additional position of Chief Executive Officer in July 1995. He currently serves as Chairman of the Executive Committee of the Board of Directors. Mr. Craig has been a Managing Director of Craig Capital Corporation ("Craig Capital") since 1988 and Chairman of CSG, Inc., the General Partner of TCOM, LP since 1989. He has served on the boards of CP Industries, Inc., Curtis Industries, Inc., Sinclair & Valentine, LP (Chairman), Schuykill Metals Corporation and NASCO, Inc.

     Richard A. Goldman has served as President and been a member of the three-person Office of the Chairman since January 1997. Mr. Goldman served as Senior Vice President of Risk Management and General Counsel of Staff Leasing from July 1995 to January 1997. In May 1997, Mr. Goldman was appointed by Governor Lawton Chiles to Florida's Board of Employee Leasing and in February 1998 was appointed chairman of that board. Prior to joining Staff Leasing, Mr. Goldman was a partner in the New York office of Dechert Price & Rhoads from April 1993 to July 1995.

     John E. Panning has served as Chief Financial Officer and as a member of the three-person Office of the Chairman since January 1997. From August 1996 to December 1996, he served as Senior Vice President of Finance of Staff Leasing. Mr. Panning served as Senior Vice President of Sales of Staff Leasing from January 1995 to July 1996. Prior to joining Staff Leasing, Mr. Panning served as Chief Financial Officer of CityForest Corporation from March 1993 to November 1994.

     John Bilchak, Jr. has served as Senior Vice President of Benefits and Risk Management since January 1997. Mr. Bilchak served as Vice President of Benefits from January 1996 to December 1996. Prior to joining Staff Leasing, Mr. Bilchak served as a principal with Towers Perrin from June 1992 to January 1996.

     Joyce Lillis McGill has served as Senior Vice President of Sales since March 1997. She previously served in various positions for Compaq Computer Corporation, and was employed by that company as Vice President -- Eastern Region from April 1996 until becoming employed by the Company. From February 1993 until April 1996, she was Regional Director of Sales, Service & Operations, Northeast Region for Compaq.

ITEM 2.  PROPERTIES

     The Company's operations are conducted from its 97,800 square foot corporate headquarters located in Bradenton, Florida. The Company leases this facility under a lease which expires in December 2005, but which can be renewed, at the option of the Company, for two additional five-year periods.

     The Company also leases space for its 37 offices located in Florida, Georgia, Texas, Arizona, and Minnesota. The Company believes that its branch office leases, which generally have terms of three to five years, can either be renewed on acceptable terms or that other, comparable space can be located upon the expiration of any branch office lease without significant additional cost to the Company. The Company considers its facilities to be adequate for its current and prospective operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings other than routine legal matters incidental to its business. The Company believes that the ultimate resolution of these matters would not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. The Common Stock is traded on the Nasdaq National Market under the symbol "STFF." The following table sets forth, for the quarters indicated, the high and low sale prices of the Common Stock as reported on the Nasdaq National Market.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDED DECEMBER 31, 1997:
Second Quarter (from June 25, 1997).........................  $ 19.625   $ 17.625
Third Quarter...............................................    26.875     18.000
Fourth Quarter..............................................    26.438     17.000

     Holders. As of March 20, 1998, there were approximately 260 shareholders of record of the Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

     Dividends. The Company has not paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company expects that it will retain all available earnings generated by the Company's operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. In addition, the Company's credit agreement restricts the Company from paying dividends or making other distributions on the Common Stock without the prior written consent of the lenders.

     Use of IPO Proceeds. On June 25, 1997, the Company's Registration Statement on Form S-1 (333-22933), covering 3,500,000 shares of Common Stock, was declared effective by the Securities and Exchange Commission. The Company's Initial Public Offering ("IPO") closed on July 1, 1997. The Company issued and sold 444,978 additional shares, upon the exercise of certain overallotment provisions, for a total issuance of 3,944,978 shares. The IPO was underwritten by Lehman Brothers; Donaldson, Lufkin & Jenrette and Montgomery Securities.

     The aggregate offering price of shares sold on behalf of the Company was approximately $67 million. In conjunction with this offering, 655,022 shares were sold by certain shareholders, for an aggregate offering price of $11.1 million. The IPO expenses incurred by the Company through December 31, 1997 totaled approximately $6.0 million, including $4.7 million of underwriting discounts and commissions, and approximately $1.3 million of other expenses.

     Net proceeds raised from the IPO, including overallotment, amounted to approximately $61 million. The net proceeds from the IPO were used to redeem preferred partnership interests in Staff Capital, L.P. (the predecessor to the Company) of $16.3 million, and to repay outstanding long-term debt of $15.2 million. The remainder has been allocated for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The Company was formed in November 1993 to acquire, from a third party, the assets of six related entities (collectively, the "Predecessor"). The entities comprising the Predecessor all operated as S-corporations. The Company operated as a limited partnership for all periods prior to the Reorganization on July 1, 1997, and as a C-corporation under the Code since the Reorganization. The Reorganization was accounted for as a combination among entities under common control and accordingly, for financial statement presentation purposes, the Reorganization was treated as a pooling of interests of the Company and Staff Capital, L.P. as of and for the periods presented. The following selected financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information included as Part II,
Item 8. of this Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is included as Part II,
Item 7. The statement of operations data set forth below, for each of the three years in the period ended December 31, 1997, and the balance sheet data at December 31, 1996 and 1997, are derived from the audited consolidated financial statements of the Company, which are included as Part II, Item 8. of this Form 10-K. The statement of operations data for the period November 6, 1993 to December 31, 1994, and the balance sheet data at December 31, 1993, 1994 and 1995, are derived from the audited consolidated financial statements of the Company and are not included herein. The statement of operations data for the period January 1, 1993 to November 5, 1993 are derived from audited combined financial statements of the Predecessor and are not included herein.

                                           THE
                                       PREDECESSOR                               THE COMPANY
                                      --------------   ----------------------------------------------------------------
                                      FOR THE PERIOD   FOR THE PERIOD
                                        JANUARY 1,      NOVEMBER 6,
                                         1993 TO          1993 TO              FOR THE YEARS ENDED DECEMBER 31,
                                       NOVEMBER 5,      DECEMBER 31,    -----------------------------------------------
                                           1993             1993          1994        1995         1996         1997
                                      --------------   --------------   --------   ----------   ----------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
STATEMENT OF OPERATIONS DATA:
Revenues............................     $354,634         $83,553       $735,763   $1,091,588   $1,432,131   $1,851,248
Gross profit........................       15,382           3,902         32,035       32,037       59,505       93,988
Operating income (loss).............        3,568             998          8,355      (20,276)        (441)      26,446
Net income (loss)(1)................        4,916             693          4,812      (24,942)      (3,865)      30,783
Net income (loss) attributable to
  common shareholders(1)(2).........     $  4,916         $   665       $  4,648   $  (24,942)  $   (5,637)  $   28,392
Net income (loss) per share
  attributable to common
  shareholders(3):
  Basic.............................                      $   .03       $    .24   $    (1.27)  $     (.29)  $     1.32
  Diluted...........................                      $   .03       $    .24   $    (1.27)  $     (.29)  $     1.26
Weighted average common shares(3):
  Basic.............................                       19,614         19,614       19,614       19,614       21,588
  Diluted...........................                       19,614         19,614       19,614       19,614       22,459
STATISTICAL AND OPERATING DATA:
Worksite employees at period end....       29,861          31,888         50,848       73,116       86,000      107,885
Clients at period end...............        3,436           3,626          5,242        6,490        7,511        9,233
Average number of worksite employees
  per client at period end..........         8.69            8.79           9.70        11.27        11.45        11.68
Capital expenditures................     $    614         $    34       $    751   $   11,619   $    5,923   $    7,100

                                                                             DECEMBER 31,
                                                          --------------------------------------------------
                                                           1993      1994       1995       1996       1997
                                                          -------   -------   --------   --------   --------
                                                                        (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Total assets............................................  $31,980   $44,902   $ 56,932   $ 65,982   $127,818
Long-term capital leases, including current portion.....       --        --      5,069      3,746         --
Long-term borrowings, including current portion.........   11,292    30,800     26,450     17,700         --
Redeemable preferred interests..........................    1,528        --      2,000     17,674         --
Total shareholders' equity (deficit)....................    5,851    (9,173)   (33,949)   (35,680)    58,148

---------------

(1) Prior to the Reorganization effective July 1, 1997, the Company operated as a Partnership. Accordingly, the tax effect of the Partnership's activities accrued to the individual partners and no provision for income taxes was required prior to such date. Included in net income for the year ended December 31, 1997 was $10,172 of deferred tax benefit related to the reversal of the valuation allowance for deferred tax assets. The deferred tax assets recognized consist principally of assets with tax basis in excess of book basis, reserves not currently deductible and tax loss carryforwards. The tax benefit recorded is non-cash in nature (See note 16 to the consolidated financial statements).

(2) Net income (loss) attributable to common shareholders reflects the fixed return on preferred interests. The fixed return on preferred interests represents the return paid on the Class A and Class B Interests through July 1, 1997, the date of Reorganization.
(3) The Reorganization was accounted for as a combination among entities under common control and, accordingly, was treated as a pooling of interests. As a result, the weighted average common shares for the Company reflects the reorganization as of the earliest period presented. Weighted average common shares and net income per share for the Predecessor have not been presented as such information is not considered meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements. The Company's actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-K. See
Part 1, "Cautionary Note Regarding Forward-Looking Statements." The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this filing. Historical results are not necessarily indicative of trends in operating results for any future period.

OVERVIEW

     The Company is the largest professional employer organization ("PEO") in the United States. At December 31, 1997, the Company served over 9,200 clients with approximately 108,000 worksite employees. With 37 branches located in Florida, Texas, Georgia, Arizona and Minnesota, the Company provides a broad range of services, including payroll administration, risk management, benefits administration, unemployment services and other human resource management services.

     Revenues. Revenues consist of charges by the Company for the salaries and wages of the worksite employees (including the employee-paid portion of health and other benefits), the service fee and the clients' portion of health and retirement benefits provided to the worksite employees. These charges are invoiced to the client at the time of each periodic payroll. The service fee covers the cost of certain employment-related taxes, workers' compensation insurance coverage and administrative and field services provided by the Company to the client, including payroll administration and safety, human resource and regulatory compliance consultation. Salaries and wages of worksite employees are affected by the inflationary effects on wage levels, including the effect of increases in the Federal minimum wage, and by competition in the labor markets in which the Company operates. Fluctuations in salaries and wages resulting from these factors have a proportionate impact on the Company's service fee, which is invoiced as a percentage of salaries and wages.

     Cost of Services. Cost of services includes salaries and wages of worksite employees, payroll taxes, employee benefit costs, workers' compensation insurance and state unemployment taxes.

     Salaries, wages and payroll taxes consist of salaries and wages of worksite employees, the employer's portion of amounts due with respect to FICA, which includes Social Security and Medicare related taxes, and Federal unemployment taxes. FICA and FUTA rates are fixed by the appropriate Federal regulations. The amounts payable under FICA and FUTA are dependent on an employee's wage levels, but are not affected by an employer's claims experience or other employer-related criteria. These amounts are thus not subject to the Company's control.

     Employee benefit costs are comprised primarily of health benefit costs, but also include costs of other employee benefits such as dental, disability and group life insurance. Worksite employee participation in the Company's health benefit plans is optional, as is the client's contribution to the cost of such plans. The Company's current group health benefit plans are provided by regional health care providers under separate contracts. The Company's plans, other than the Blue Cross/Blue Shield of Florida plan, are guaranteed cost arrangements, with the Company's liability capped at fixed amounts for the annual policy period. The Company's policy with Blue Cross/Blue Shield of Florida is a three year minimum premium arrangement pursuant to which the Company is obligated to reimburse Blue Cross/Blue Shield of Florida for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. Although the administra-tive costs associated with this policy are fixed through December 1999 and stop loss coverage per covered employee under the Florida plan for 1997 and 1998 is provided at the level of 115% of projected claims and stop loss coverage for 1999 will be established based on claims experience in 1998.

     Workers' compensation costs are the amounts paid by the Company under its workers' compensation arrangement with Liberty Mutual. The Company did not assume any workers' compensation liabilities from the Predecessor and, since November 6, 1993, the date of acquisition of the Predecessor, the Company has been fully insured through a guaranteed cost arrangement. The Company's guaranteed cost arrangement with Liberty Mutual expires on December 31, 1999. Giving effect to two rate reductions effective January 1 and October 1, 1997, the rate of payment decreased 27.4% for 1997 compared to 1996.

     State unemployment tax rates vary from state to state and are based upon the employer's claims history. The Company aggressively manages its state unemployment tax exposure by contesting unwarranted claims and offering re-employment services to unemployed workers.

     Operating Expenses. Operating expenses consist primarily of salaries, wages and commissions associated with the Company's internal employees, and general and administrative expenses. Over the past several years, the Company has experienced an increase in its operating expenses as the Company has expanded its senior management, sales and marketing staff, payroll processing operations and client and worksite employee service functions. The Company expects that future revenue growth will result in increased net income, as the Company's fixed operating expenses are leveraged over a larger revenue base.

     Income Taxes. The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. As of December 31, 1997, a non-recurring tax benefit which is non-cash in nature with respect to the Company's deferred tax assets was recognized in accordance with the provisions of Statement of Financial Accounting Standards 109, "Accounting for Income Taxes." Such asset related primarily to assets with tax basis in excess of book basis and certain reserves which will be deductible in future periods. For 1998, the Company estimates its effective combined Federal, state and local tax rate to be 37.5%. Prior to the Reorganization effective July 1, 1997, the Company operated through limited partnerships. Accordingly, all earnings or losses were passed directly to the partners and no provision for income taxes was required prior to July 1, 1997.

     Profitability. The Company's gross profit margin is largely dependent upon the Company's success in managing revenues and costs that are within its control. These controllable revenues and costs primarily relate to workers' compensation, health benefits and state unemployment taxes. The Company manages these controllable costs through its use of: (i) its guaranteed workers' compensation cost arrangement with Liberty Mutual; (ii) appropriately designed health benefit plans that encourage worksite employee participation, high managed care utilization and efficient risk pooling; and (iii) aggressive management of its state unemployment tax exposure.

     Health Benefit Plan Subsidies. In June 1995, the Company's Board of Directors realized that the Company had a major problem regarding its health benefit plan. Selected remedial actions were taken in 1995 and 1996, which had the effect of reducing the level of health benefit plan subsidies by 51.0% in 1996 from those in 1995. However, it was not until the plan year commencing January 1, 1997 that the Company was able to implement a comprehensive action plan to ameliorate this situation.

     For the 1995 plan year, acting upon the recommendation of its former health benefit consultants, the Company conducted an "open enrollment" for its health benefit plan. This allowed worksite employees not previously enrolled in the Company's plan, including those with pre-existing conditions, to enroll in the plan without medical risk assessment. In addition, the Company reduced the eligibility requirements for part-time employees. Both of these actions increased adverse selection (namely, those in need of medical treatment disproportionately elected to enroll in the plan versus those who believed they would not need medical treatment). Based on projections that showed the 1995 plan to be financially viable, the Company did not raise the price of its health benefit plan offerings from 1994 to 1995.

     In June 1995, the Company's Board of Directors recognized that the Company's health benefit plan would require significant subsidies. The Company did not immediately raise the price of its health benefit plan offerings in order to avoid a significant disruption of its client relationships, which are the major source of referrals for new clients. However, the Company implemented plan design changes in September 1995 that reduced costs for the remainder of the plan year. In 1995, the Company's health benefit plan required a subsidy of $20.6 million, compared to a subsidy of $1.6 million in 1994.

     Effective January 1, 1996, the Company raised prices for its 1996 plan year by approximately 25% on average and implemented additional cost-saving design changes. Also in January 1996, the Company hired a senior executive with extensive experience to manage its health benefit plans and to reduce its reliance on outside consultants. In May 1996, in order to mitigate future adverse selection, the Company re-instituted group health risk assessment for prospective clients and individual medical risk assessment for late enrollees in its plan. The Company also eliminated the eligibility of certain part-time employees to participate in its health benefit plans. As a result of these actions, the Company reduced its health benefit subsidies to $10.1 million in 1996. In 1997, the Company experienced a favorable maturation or run-out of 1996 health claims, resulting in a $3.5 million reduction in health reserves established at December 31, 1996.

     Beginning January 1, 1997, the Company was able to implement a comprehensive action plan, which reduced its health benefit plan subsidies in 1997 which the Company believes will continue to favorably impact its health plan subsidy in 1998. Key elements of this plan are as follows:

     -- The Company changed from its single national health care company, Provident, to a series of regional health care companies. These companies have extensive provider networks in all of the Company's markets and offer deeper discounts than those previously available. These new providers are Blue Cross/Florida; Blue Cross/Blue Shield of Texas; and Blue Cross/Blue Shield of Georgia. In addition, the Company's new providers are able to offer health maintenance organization ("HMO") coverage in substantially all of the Company's markets, including Texas and Georgia, which did not have HMO offerings in 1995 and 1996. The Company also offers both PPO and HMO plans in Arizona with HealthPartners, Inc. of Arizona, and an HMO plan in Minnesota with HealthPartners, Inc. The Company believes that health care is a regional business in the United States and that it must align itself with health care providers that have strong networks and reputations in the specific markets in which the Company operates.

     -- The Company raised the price of its preferred provider organization
        ("PPO") offerings by an average of 10% for 1997 and 10% to 25% for 1998. The Company did not increase the rates for its HMO offerings for 1997 and increased the rates from 3% to 6% for 1998, which had the effect of increasing the percentage of effective participants enrolled in the HMO from 30% as of December 31, 1996 to 66% as of January 1, 1998. The Company believes that the managed care services provided by an HMO are more cost-effective than those provided by a PPO. The Company will continue to encourage migration of its plan participants into its HMO offerings.

     -- The Company secured guaranteed cost contracts for 1997 and 1998 for its plans in Georgia, Texas, Arizona, and Minnesota and was able to reduce the stop loss coverage per covered employee from 125% to 115% of the projected claims for its Florida plan for the 1997 and 1998 plan years.

     -- The Company reduced the level of selected benefits provided under its plans to better match the needs and price sensitivity of its worksite employees, while reducing the cost to the Company.

     -- The Company re-configured its sales commission plan to reward its salespersons for health benefit plan enrollment of new client employees.

     In 1997, the Company experienced a surplus of $1.0 million in health plan operations. This surplus would have been a subsidy of $2.5 million in 1997 had the Company not reduced its estimates for 1996 health reserves due to favorable experience in the maturation or run-out of 1996 health claims.

RESULTS OF OPERATIONS

     The following table presents the Company's results of operations for the years ended December 31, 1995, 1996 and 1997, expressed as a percentage of revenues:

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%
Cost of services:
  Salaries, wages and payroll taxes.........................   89.4     89.6     90.5
  Benefits, workers' compensation, state unemployment taxes
     and other costs........................................    7.7      6.2      4.4
                                                              -----    -----    -----
          Total cost of services............................   97.1     95.8     94.9
                                                              -----    -----    -----
Gross profit................................................    2.9      4.2      5.1
                                                              -----    -----    -----
Operating expenses:
  Salaries, wages and commissions...........................    2.7      2.6      2.3
  Other general and administrative..........................    1.8      1.4      1.1
  Depreciation and amortization.............................    0.3      0.2      0.3
                                                              -----    -----    -----
          Total operating costs.............................    4.8      4.2      3.7
                                                              -----    -----    -----
Operating (loss) income.....................................   (1.9)     0.0      1.4
Interest income.............................................    0.0      0.0     (0.1)
Interest expense............................................    0.4      0.2      0.1
                                                              -----    -----    -----
Income (loss) before income taxes...........................   (2.3)    (0.2)     1.4
Income tax benefit..........................................     --       --      0.3
                                                              -----    -----    -----
Net income (loss)...........................................   (2.3)%   (0.2)%    1.7%
                                                              =====    =====    =====

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues were $1.85 billion for 1997, compared to $1.43 billion for 1996, representing an increase of $419.1 million, or 29.3%. This increase was due primarily to an increased number of clients and worksite employees. From 1996 to 1997, the number of clients increased 22.9% from 7,511 to 9,233. The number of worksite employees increased 25.4%, from 86,000 to 107,885. Revenue growth exceeded headcount growth by 3.9% due, in part, to the effects of wage inflation and tightened labor markets, which encourage clients to utilize more fully their existing employee base. The increase in the number of worksite employees was the result of continuing sales and marketing efforts in existing markets as well as the development of new markets. The Company opened six new sales offices in Texas, Arizona, Georgia, and Minnesota in 1997, compared to one new sales office in 1996.

     In January 1997 and January 1998, the Company reduced the service fees charged on average to its Florida clients in response to a reduction in workers' compensation rates in Florida. While the Company believes this reduction in service fees has not adversely affected the Company's profitability to date because the Company has been able to offset the effect of this action by controlling expenses, it is possible that future service fee reductions could adversely affect the Company's operations.

     Cost of services was $1.76 billion for 1997, compared to $1.37 billion for 1996, representing an increase of $384.6 million, or 28.0%. This increase was due primarily to an increased number of clients and worksite employees. Cost of services was 94.9% of revenues for 1997, compared to 95.8% for 1996.

     Salaries, wages and payroll taxes of worksite employees were $1.68 billion for 1997, compared to $1.28 billion for 1996, representing an increase of $391.6 million, or 30.5%. Salaries, wages and payroll taxes were 90.5% of revenues for 1997, compared to 89.6% for 1996.

     Benefits, workers' compensation, state unemployment taxes and other costs were $81.9 million for 1997, compared to $88.8 million for 1996, representing an decrease of $6.9 million, or (7.8%). Benefits, workers' compensation, state unemployment taxes and other costs were 4.4% of revenues for 1997, compared to 6.2% for 1996. This decrease was due primarily to: (i) a 27.4% reduction in the workers' compensation expense rate, primarily as a result of the renegotiation of the workers' compensation policy; and (ii) the implementation of the Company's comprehensive health benefits action plan, leading to a reduction in the health benefit plan subsidy, from $9.9 million for 1996, to a surplus of $1.0 million for 1997. This surplus would have been a subsidy of $2.5 million had the Company not reduced its estimate of health reserves for 1996. This reduction in 1996 health reserves was due to a favorable experience on the maturation or run-out of 1996 health claims.

     Gross profit was $94.0 million for 1997, compared to $59.5 million for 1996, representing an increase of $34.5 million, or 58.0%. Gross profit was 5.1% of revenues for 1997, compared to 4.2% for 1996.

     Operating expenses were $67.5 million for 1997, compared to $59.9 million for 1996, representing an increase of $7.6 million, or 12.7%. Operating expenses were 3.7% of revenues for 1997, compared to 4.2% for 1996.

     Salaries, wages and commissions were $42.1 million for 1997, compared to $37.3 million for 1996, representing an increase of $4.8 million, or 12.9%. This increase was due primarily to: (i) $3.0 million of costs attributable to an increase in corporate personnel hired to support the Company's expanded operations and additional sales and sales support personnel located at its branch offices; and (ii) $1.8 million increase in sales commissions attributable to the growth in the number of clients and worksite employees. Salaries, wages and commissions were 2.3% of revenues for 1997, compared to 2.6% for 1996.

     Other general and administrative expenses were $20.9 million for 1997, compared to $19.5 million in 1996, representing an increase of $1.4 million, or 7.2%. This increase was primarily a result of expanded sales and marketing programs for 1997 and a fixed asset obsolescence charge of $.9 million for personal computer upgrades. Other general and administrative expenses were 1.1% of revenues for 1997, compared to 1.4% for 1996.

     Depreciation and amortization expenses increased by $1.4 million for 1997 compared to 1996, representing an increase of 44.0%. This increase was primarily the result of the Company's investment in information systems. Amortization of capitalized software costs associated with the Company's implementation of new payroll processing and management information systems began July 1997, when the systems became operational. These costs are being amortized over a seven year period.

     Interest expense was $2.1 million for 1997, compared to $3.5 million for 1996, representing a decrease of $1.4 million, or (40.0%). The decrease was due primarily to the repayment of the Company's long-term borrowings at the beginning of the Company's third quarter, partially offset by the write-off of unamortized debt issuance costs associated with this debt.

     Interest income was $1.3 million for 1997, compared to $.1 million for 1996, representing an increase of $1.2 million. The net change represents interest income earned on the net proceeds of the IPO.

     Income tax expense was $9.9 million for the second half of 1997. This expense was reduced by the recognition of non-recurring deferred tax benefits, the tax benefit of allocation of income to Staff Acquisition, and other items totaling $15.1 million, resulting in a $5.2 million net tax benefit for the year. Until July 1, 1997, the Company operated through limited partnerships, and accordingly, no provision for income taxes was required for periods prior to that date.

     Net income was $30.8 million for 1997, compared to a loss of $3.9 million for 1996, representing an increase of $34.7 million.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenues were $1.43 billion for 1996, compared to $1.09 billion for 1995, representing an increase of $340.5 million, or 31.2%. This increase was due primarily to an increased number of clients and worksite employees. From 1995 to 1996, the number of clients increased 15.7% from 6,490 to 7,511. The number of worksite employees increased 17.6%, from 73,116 to 86,000. The remaining increase in revenues is due primarily to the higher growth rate of clients and worksite employees during the latter half of 1995, which did not affect revenue levels during the entire 1995 period, but which (net of client attrition) affected the entire 1996 period. The increase in the number of worksite employees was the result of continuing sales and marketing efforts in existing markets as well as the development of new markets. The Company opened one new sales office in 1996, compared to seven new sales offices in 1995.

     Cost of services was $1.37 billion for 1996, compared to $1.06 billion for 1995, representing an increase of $313.0 million, or 29.5%. Cost of services was 95.8% of revenues for 1996, compared to 97.1% for 1995.

     Salaries, wages and payroll taxes of worksite employees were $1.28 billion for 1996, compared to $975.9 million for 1995, representing an increase of $307.9 million, or 31.6%. This increase was consistent with the increase in the number of worksite employees described above. Salaries, wages and payroll taxes were 89.6% of revenues for 1996, compared to 89.4% for 1995.

     Benefits, workers' compensation, state unemployment taxes and other costs were $88.8 million for 1996, compared to $83.7 million for 1995, representing an increase of $5.1 million, or 6.1%. Benefits, workers' compensation, state unemployment taxes and other costs were 6.2% of revenues for 1996, compared to 7.7% for 1995. This decrease was due primarily to a reduction in the health benefit plan subsidy, which was reduced to $9.9 million for 1996 from $17.5 million for 1995. An additional $0.2 million in 1996 and $3.1 million in 1995 arising from consultants and outside vendors engaged in connection with the Company's health benefit plans were incurred as other general and administrative expenses in such years and are included in total health benefit plan subsidy costs. See "-- Overview -- Health Benefit Plan Subsidies." This decrease was also affected by an 8.0% reduction in the workers' compensation expense rate as a result of a renegotiation of the Company's guaranteed cost arrangement with Liberty Mutual.

     Gross profit was $59.5 million for 1996, compared to $32.0 million for 1995, representing an increase of $27.5 million, or 85.9%. Gross profit was 4.2% of revenues for 1996, compared to 2.9% for 1995.

     Operating expenses were $59.9 million for 1996, compared to $52.3 million for 1995, representing an increase of $7.6 million, or 14.5%. Operating expenses were 4.2% of revenues for 1996, compared to 4.8% for 1995.

     Salaries, wages and commissions were $37.3 million for 1996, compared to $29.7 million for 1995, representing an increase of $7.6 million, or 25.6%. This increase was the result of an increase in corporate personnel hired to support the Company's expanded operations and additional sales and sales support personnel located at its branch offices. Salaries, wages and commissions were 2.6% of revenues for 1996, compared to 2.5% for 1995 (without taking into account approximately $2.1 million of the costs associated with the restructuring of the Company's 1995 commission plan.)

     Other general and administrative expenses were essentially unchanged at $19.5 million for 1996, compared to $19.4 million in 1995. Other general and administrative expenses were 1.4% of revenues for 1996, compared to 1.8% for 1995, as the Company began to leverage its corporate management personnel and decreased its reliance on outside vendors and consultants.

     Depreciation and amortization expenses were unchanged at $3.2 million for 1996 and 1995.

     Interest expense was $3.5 million for 1996, compared to $5.1 million for 1995, representing a decrease of $1.6 million, or 31.4%. The higher interest expense in 1995 was due primarily to $1.1 million of original issuance cost that was fully amortized in 1995.

     Net loss was $3.9 million for 1996, compared to $24.9 million for 1995, representing a decrease of $21.0 million, or 84.3%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has $41.0 million in cash and cash equivalents and marketable securities at December 31, 1997. The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, anticipated levels of health benefit plan subsidies and other operating cash needs. The Company has in the past sought, and may in the future seek, to raise additional capital or take other measures to increase its liquidity and capital resources. The Company currently believes that the proceeds from the IPO, cash flow from operations, and financing arrangements will be sufficient to meet its requirements through 1998. The Company may rely on these same sources, as well as public or private debt and/or equity financing to meet its long-term capital needs.

     The Company repaid all of its long-term obligations during the third quarter of 1997 utilizing the proceeds from its initial public offering and has no long-term debt as of December 31, 1997. At December 31, 1997, and 1996, the Company had working capital/(deficit) of $24.4 million, and ($32.2) million, respectively, an improvement at December 31, 1997 of $56.6 million. The increase was due primarily to net proceeds raised from the Company's IPO and an improvement in cash flow from operations for the year ended December 31, 1997. The negative working capital as of December 31, 1996, was the result of the Company's investment of $17.5 million in its facilities and technology infrastructure as well as its subsidy of $30.7 million related to the Company's health benefit plans during the period January 1995 through December 1996.

     The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. As of December 31, 1997, the Company had $8.4 million of restricted certificates of deposit, with original maturities of less than one year, as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans.

     Net cash provided by operating activities was $27.6 million for 1997 compared to net cash used in operating activities of $1.9 million for 1996, representing an increase of $29.5 million. The increase was primarily due to the increase in net income for 1997.

     In 1997, the Company invested $7.1 million in its facilities and technology infrastructure. During 1998, the Company anticipates total capital expenditures of $8 million.

     Net proceeds from the Company's IPO were approximately $61 million of which $15.2 million was used to pay long-term debt and $16.3 million was used to redeem preferred partnership interests.

     The Company has an arrangement to enable it to defer up to $10 million of payments to a vendor, which must be repaid by September 30, 1999. The Company has not deferred any payments under this arrangement.

     The Company entered into a Credit Agreement, dated as of December 11, 1997 (the "Credit Agreement"), among the Company, the Company's subsidiaries named therein, as Guarantors, the lenders named therein and NationsBank, N.A., as Agent. The following summary of certain terms of the Credit Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Credit Agreement, which is included as an exhibit hereto. For the purposes of the following discussion, capitalized terms used herein and not otherwise defined have the meanings ascribed to them in the Credit Agreement.

     The Credit Agreement provides the Company with a $20 million revolving credit facility available solely for acquisitions of all of the capital stock, or substantially all of the assets, of companies engaged in a business similar to the existing business of the Company and its subsidiaries (subject to certain conditions). Borrowings under the credit facility bear interest at variable interest rates based on the lender's Base Rate or LIBOR, and are payable on December 11, 2000. The Company has not borrowed under the Credit Agreement.

     The Credit Agreement requires the Company to comply with certain financial ratios and covenants. The Credit Agreement also requires the Company and its subsidiaries not to (i) declare or pay any dividends or make any other distributions upon any shares of their capital stock or other equity interest other than stock dividends or dividends by subsidiaries to the Company or another subsidiary, (ii) purchase, redeem or otherwise retire or acquire any shares of their capital stock or other equity interest or any warrants, options or other rights to acquire such capital stock or other equity interest (other than Permitted Investments and certain limited repurchases or redemptions of capital stock held by employees or former employees of the Company) or (iii) make any prepayment, redemption, defeasance, acquisition for value, refunding, refinancing or exchange of any Funded Debt (other than as permitted with respect to Loans under the Credit

Agreement). Lenders under the Credit Agreement hold a security interest in the equity of the Company's subsidiaries.

YEAR 2000 COMPLIANCE

     The year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 97 for 1997). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

     The Company believes its proprietary software is year 2000 compliant. The remainder of the Company's primary internal computer applications were purchased from Microsoft and Oracle. These companies have issued public documents affirming year 2000 compliance for their applications.

     The Company is in the process of initiating formal communications with all of its significant vendors and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

INFLATION

     The Company believes that inflation in salaries and wages of worksite employees has a positive impact on its results of operations as its service fee is proportional to such changes in salaries and wages.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June of 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which requires the disclosure of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997.

     In addition, in June of 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures of certain information about operating segments and about products and services, the geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in its financial statements for the year ending December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is contained in a separate section of this Annual Report. See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Company's executive officers is included in
Item 1 of Part I under "Executive Officers of the Registrant." Other information required by this Item 10 will be contained in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be held on May 26, 1998 (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 will be contained in the Proxy Statement and is incorporated herein by reference, provided that the Compensation Committee Report and Performance Graph contained in the Proxy Statement shall not be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 will be contained in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements -- The financial statements and independent auditors' report are listed in the "Index to Financial Statements and Financial Statement Schedule" on page F-1 and included on pages F-2 through F-18.

     2. Financial Statement Schedules -- The financial statement schedule required by Item 14(a)(2) is included on page S-1.

     3. Exhibits including those incorporated by reference:

EXHIBIT
  NO.                                   DESCRIPTION
--------                                -----------
 2.1       --   Agreement and Plan of Merger by and among SLI Transitory,
                L.P., Staff Capital, L.P. and Staff Leasing, Inc. (filed as
                Exhibit 4.3 to the Company's registration statement no.
                333-22933 and incorporated herein).
 3.1       --   Articles of Incorporation of Staff Leasing, Inc. (filed as
                Exhibit 3.1 to the Company's registration statement no.
                333-22933 and incorporated herein).
 3.2       --   Bylaws of Staff Leasing, Inc. (filed as Exhibit 3.2 to the
                Company's registration statement no. 333-22933 and
                incorporated herein).
10.1       --   1997 Stock Incentive Plan of Staff Leasing, Inc. (filed as
                Exhibit 10.1 to the Company's registration statement no.
                333-22933 and incorporated herein).
10.2       --   Form of Indemnification Agreement dated March 3, 1997,
                between Staff Leasing, Inc. and each of its directors and
                executive officers. (filed as Exhibit 10.2 to the Company's registration statement no. 333-22933 and incorporated
                herein).
10.3       --   Form of Executive Agreement between Staff Leasing, Inc. and its executive officers. (filed as Exhibit 10.3 to the
                Company's registration statement no. 333-22933 and
                incorporated herein).
10.4       --   Voting Trust Agreement by and between Charles S. Craig and
                Staff Leasing, Inc., together with related Voting Trust
                Certificate. (filed as Exhibit 10.4 to the Company's
                registration statement no. 333-22933 and incorporated
                herein).
10.5       --   Option to Purchase Agreement by and between Charles S. Craig and Staff Leasing, Inc., relating to outstanding capital
                stock of Staff Acquisition, Inc. (filed as Exhibit 10.5 to the Company's registration statement no. 333-22933 and
                incorporated herein).
10.6       --   Amended and Restated Credit Agreement among Staff
                Acquisition, Inc., Staff Capital, L.P., various banks and
                Banque Paribas, as Agent, dated as of November 5, 1993 and
                Amended and Restated as of December 8, 1994, together with
                First Amendment thereto dated as of June 29, 1995, Second
                Amendment thereto dated as of April 26, 1996, Third
                Amendment thereto dated as of August 31, 1996, Fourth
                Amendment thereto dated November 30, 1996, Fifth Amendment thereto dated as of March 5, 1997, and the Sixth Amendment thereto dated as of May 29, 1997. (filed as Exhibit 10.6 to the Company's registration statement no. 333-22933 and
                incorporated herein).
10.7       --   Agreement of Lease dated March 27, 1995 between Quixotic
                Investment Holdings, Inc. (Landlord) and the Company for
                premises located at 600 301 Boulevard West, Suite 202,
                Bradenton, Florida 34205 (filed as Exhibit 10.7 to the
                Company's registration statement no. 333-22933 and
                incorporated herein).
10.8       --   Workers' Compensation and Employers' Liability Policy issued by Liberty Mutual Insurance Company to Staff Leasing,
                effective January 1, 1997. (filed as Exhibit 10.8 to the
                Company's registration statement no. 333-22933 and
                incorporated herein).
10.9       --   1993 Restricted Equity Plan, as Amended and Restated. (filed as Exhibit 10.9 to the Company's registration statement no.
                333-22933 and incorporated herein).

EXHIBIT
  NO.                                   DESCRIPTION
--------                                -----------
10.10      --   Employment Agreement dated as of November 5, 1993 between
                Staff Leasing, L.P. and William J. Mullis. (filed as Exhibit
                10.10 to the Company's registration statement no. 333-22933 and incorporated herein).
10.11      --   Credit Agreement dated as of December 11, 1997, among Staff
                Leasing, Inc., its subsidiaries, the lenders named therein, and NationsBank, N.A., as Agent.(1)
10.12      --   Lease Agreement dated December 5, 1997, between Aldina, L.C.
                and Staff Capital, L.P.
21.1       --   List of Subsidiaries of the Registrant.
27.1       --   Financial Data Schedule for the year ended December 31, 1997
                (for SEC use only).
27.2       --   Financial Data Schedule for the year ended December 31, 1996
                (for SEC use only).
27.3(a)    --   Financial Data Schedule for the quarters ended March 31,
                1997 (for SEC use only).
27.3(b)    --   Financial Data Schedule for the quarters ended June 30, 1997
                (for SEC use only).
27.3(c)    --   Financial Data Schedule for the quarters ended September 30,
                1997 (for SEC use only).

---------------

(1) Schedules to the Credit Agreement containing disclosure called for by the agreement or various forms for loan activities under the agreement are omitted and will be provided to the Commission upon request.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Staff Leasing, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STAFF LEASING, INC.

                                                /s/ RICHARD A. GOLDMAN
                                          --------------------------------------
                                                    Richard A. Goldman
                                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ CHARLES S. CRAIG                   Chief Executive Officer and a    March 31, 1998
-----------------------------------------------------    Director -- (a Principal
                  Charles S. Craig                       Executive Officer)

               /s/ RICHARD A. GOLDMAN                  President -- (a Principal        March 31, 1998
-----------------------------------------------------    Executive Officer)
                 Richard A. Goldman

                 /s/ JOHN E. PANNING                   Chief Financial Officer -- (a    March 31, 1998
-----------------------------------------------------    Principal Financial and
                   John E. Panning                       Accounting Officer)

                /s/ GEORGE B. BEITZEL                  Director                         March 31, 1998
-----------------------------------------------------
                  George B. Beitzel

                 /s/ RONALD V. DAVIS                   Director                         March 31, 1998
-----------------------------------------------------
                   Ronald V. Davis

                 /s/ MELVIN R. LAIRD                   Director                         March 31, 1998
-----------------------------------------------------
                   Melvin R. Laird

                /s/ WILLIAM J. MULLIS                  Director                         March 31, 1998
-----------------------------------------------------
                  William J. Mullis

                 /s/ ELLIOT B. ROSS                    Director                         March 31, 1998
-----------------------------------------------------
                   Elliot B. Ross

                /s/ DAVID T.K. SARDA                   Director                         March 31, 1998
-----------------------------------------------------
                  David T.K. Sarda

                /s/ JAMES F. MANNING                   Director                         March 31, 1998
-----------------------------------------------------
                  James F. Manning

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
STAFF LEASING, INC. AND SUBSIDIARIES
  Independent Auditors' Report..............................   F-2
  Consolidated Balance Sheets as of December 31, 1996 and
     1997...................................................   F-3
  Consolidated Statements of Operations for the Years Ended
     December 31, 1995, 1996, and 1997......................   F-4
  Consolidated Statements of Changes in Shareholders' Equity
     (Deficit) for the Years Ended December 31, 1995, 1996,
     and 1997...............................................   F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995, 1996, and 1997......................   F-6
  Notes to Consolidated Financial Statements................   F-7
  Financial Statement Schedule II -- Valuation and
     Qualifying Accounts....................................   S-1

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Staff Leasing, Inc.
Bradenton, Florida

     We have audited the accompanying consolidated financial statements and financial statement schedule of Staff Leasing, Inc. (a Florida corporation) and subsidiaries listed in the Index to the Financial Statements and Financial Statement Schedule of the Annual Report on Form 10-K of Staff Leasing, Inc. for the year ended December 31, 1997. These consolidated financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Staff Leasing, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Deloitte & Touche LLP

Stamford, Connecticut
February 20, 1998

                      STAFF LEASING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1997
                                                              ------------   ------------
                                                              (IN 000'S EXCEPT SHARE AND
                                                                    PER SHARE DATA)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $     12       $ 21,051
  Certificates of deposit -- restricted.....................          --          8,406
  Marketable securities.....................................          --         19,910
  Accounts receivable, net of allowance for doubtful
     accounts of $440 and $835, respectively................      33,956         34,814
  Deferred income tax asset.................................          --          4,494
  Other current assets......................................       1,430          1,154
                                                                --------       --------
          Total current assets..............................      35,398         89,829
Property and equipment, net.................................      16,812         19,487
Goodwill, net of accumulated amortization of $2,313 and
  $3,046, respectively......................................      12,358         11,625
Deferred income tax asset...................................          --          6,635
Other assets, net of accumulated amortization of $1,762 and
  $173, respectively........................................       1,414            242
                                                                --------       --------
                                                                $ 65,982       $127,818
                                                                ========       ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt.........................    $  7,092       $     --
  Accrued insurance premiums and health reserves............      13,697         19,960
  Accrued payroll and payroll taxes.........................      35,280         36,837
  Accounts payable and other accrued liabilities............      10,113          6,535
  Customer deposits and prepayments.........................       1,396          2,121
                                                                --------       --------
          Total current liabilities.........................      67,578         65,453
Long-term debt..............................................      14,354             --
Deferred income taxes payable...............................          --          2,699
Other long-term liabilities.................................       2,056          1,518
Commitments and contingencies (See notes)
Redeemable preferred interests..............................      17,674             --
Shareholders' equity (deficit):
  Common stock, $.01 par value..............................         192            235
     Shares authorized: 100,000,000
     Shares issued and outstanding:
       1996 -- 19,196,472
       1997 -- 23,505,358
  Additional paid in capital................................       3,506         65,877
  Accumulated deficit.......................................     (38,127)        (7,344)
  Other.....................................................      (1,251)          (620)
                                                                --------       --------
          Total shareholders' equity (deficit)..............     (35,680)        58,148
                                                                --------       --------
                                                                $ 65,982       $127,818
                                                                ========       ========

                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               1995         1996         1997
                                                            ----------   ----------   ----------
                                                             (IN 000'S, EXCEPT PER SHARE DATA)
Revenues..................................................  $1,091,588   $1,432,131   $1,851,248
                                                            ----------   ----------   ----------
Cost of services:
  Salaries, wages and payroll taxes.......................     975,887    1,283,787    1,675,369
  Benefits, workers' compensation, state unemployment
     taxes and other costs................................      83,664       88,839       81,891
                                                            ----------   ----------   ----------
          Total cost of services..........................   1,059,551    1,372,626    1,757,260
                                                            ----------   ----------   ----------
Gross profit..............................................      32,037       59,505       93,988
                                                            ----------   ----------   ----------
Operating expenses:
  Salaries, wages and commissions.........................      29,674       37,264       42,147
  Other general and administrative........................      19,420       19,528       20,853
  Depreciation and amortization...........................       3,219        3,154        4,542
                                                            ----------   ----------   ----------
          Total operating expenses........................      52,313       59,946       67,542
                                                            ----------   ----------   ----------
Operating income (loss)...................................     (20,276)        (441)      26,446
Interest income...........................................         322          100        1,345
Interest expense..........................................      (5,086)      (3,501)      (2,138)
Other income (expense)....................................          98          (23)         (92)
                                                            ----------   ----------   ----------
Income (loss) before income tax benefit...................     (24,942)      (3,865)      25,561
Income tax benefit........................................          --           --        5,222
                                                            ----------   ----------   ----------
Net income (loss).........................................     (24,942)      (3,865)      30,783
Return on preferred interests.............................          --       (1,772)      (2,391)
                                                            ----------   ----------   ----------
Net income (loss) attributable to common shareholders.....  $  (24,942)  $   (5,637)  $   28,392
                                                            ==========   ==========   ==========
Net income (loss) per share attributable to common
  shareholders:
  Basic...................................................  $    (1.27)  $    (0.29)  $     1.32
                                                            ==========   ==========   ==========
  Diluted.................................................  $    (1.27)  $    (0.29)  $     1.26
                                                            ==========   ==========   ==========
Weighted average common shares outstanding:
  Basic...................................................      19,614       19,614       21,588
                                                            ==========   ==========   ==========
  Diluted.................................................      19,614       19,614       22,459
                                                            ==========   ==========   ==========

                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                            COMMON              ADDITIONAL
                                            STOCK      COMMON    PAID IN       DEFERRED     SHAREHOLDER   ACCUMULATED
                                           (SHARES)    STOCK     CAPITAL     COMPENSATION      NOTES        DEFICIT      TOTAL
                                          ----------   ------   ----------   ------------   -----------   -----------   --------
                                                                       (IN 000'S EXCEPT SHARE DATA)
Balance, January 1, 1995................  19,196,472    $192     $     --       $  --          $ (45)      $ (9,320)    $ (9,173)
Issuance of warrants in connection with
  financing.............................          --      --        1,080          --             --             --        1,080
Repurchase of shareholder interests.....          --      --         (468)         --             --             --         (468)
Tax and other distributions to
  shareholders..........................          --      --         (545)         --             --             --         (545)
Capital contributions...................          --      --          463          --           (364)            --           99
Other...................................          --      --          (83)         --             83             --           --
Net loss................................          --      --           --          --             --        (24,942)     (24,942)
                                          ----------    ----     --------       -----          -----       --------     --------
Balance, January 1, 1996................  19,196,472     192          447          --           (326)       (34,262)     (33,949)
Repurchase and conversion of shareholder
  interests.............................          --      --       (9,811)         --             --             --       (9,811)
Return on preferred interests...........          --      --       (1,671)         --             --             --       (1,671)
Capital contributions...................          --      --       14,652        (312)          (624)            --       13,716
Other...................................          --      --         (111)         16             (5)            --         (100)
Net loss................................          --      --           --          --             --         (3,865)      (3,865)
                                          ----------    ----     --------       -----          -----       --------     --------
Balance, January 1, 1997................  19,196,472     192        3,506        (296)          (955)       (38,127)     (35,680)
Return on preferred interests...........          --      --       (1,744)         --             --             --       (1,744)
Repurchase of shareholder interests.....     (53,992)     --         (612)         --             53             --         (559)
Issuance of common stock through IPO,
  net...................................   3,944,978      39       60,999          --             --             --       61,038
Issuance of common stock upon exercise
  of Company option for all capital
  stock of Staff Acquisition, Inc.......     417,900       4          137          --             --             --          141
Tax benefit of restricted stock plan
  vesting...............................          --      --        3,208          --             --             --        3,208
Capital contributions...................          --      --          324        (279)           (45)            --           --
Other...................................          --      --           59         144            758             --          961
Net income..............................          --      --           --          --             --         30,783       30,783
                                          ----------    ----     --------       -----          -----       --------     --------
Balance, December 31, 1997..............  23,505,358    $235     $ 65,877       $(431)         $(189)      $ (7,344)    $ 58,148
                                          ==========    ====     ========       =====          =====       ========     ========

                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1995       1996       1997
                                                              --------   --------   --------
                                                                        (IN 000'S)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)..........................................  $(24,942)  $ (3,865)  $ 30,783
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     3,219      3,154      4,542
     Increase in deferred tax asset, net....................        --         --     (5,222)
     Amortization and write-off of debt issuance costs......       668        560        957
     Fixed asset obsolescence...............................        --         --        885
     Provision for bad debts................................     1,476        651        820
     Amortization of original issue discount................     1,080         --         --
     Other..................................................        91        (75)       260
     Changes in operating working capital:
       Increase in certificates of deposit -- restricted....        --         --     (8,406)
       Increase in accounts receivable......................   (11,413)    (7,864)    (1,678)
       Decrease in other current assets.....................     1,064        364        276
       Increase (decrease) in accounts payable and other
          accrued liabilities...............................     8,405      1,712     (3,578)
       Increase in accrued payroll and payroll taxes........    12,208      6,393      1,557
       Increase (decrease) in accrued insurance premiums and
          health reserves...................................    12,969     (4,672)     6,263
       Increase in customer deposits and prepayments........       101        578        725
       (Increase) decrease in other long-term assets........        --         34        (89)
       Increase (decrease) in other long-term liabilities...        --      1,159       (538)
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................     4,926     (1,871)    27,557
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities, net....................        --         --    (19,910)
  Capital expenditures......................................   (11,619)    (5,923)    (7,100)
                                                              --------   --------   --------
          Net cash used in investing activities.............   (11,619)    (5,923)   (27,010)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of revolving credit, net.......................    (3,300)    (2,500)        --
  Proceeds from sale-leaseback of fixed assets..............     3,439        597         --
  Proceeds from sale of common shares from IPO, net of
     expenses of $6,060.....................................        --         --     61,038
  Capital contributions, net of shareholder notes receivable
     and issuance costs.....................................     2,099     21,103        370
  Repayment of shareholders' notes receivable...............        --         13        877
  Repurchase of common shareholders' interests..............      (468)    (3,051)      (559)
  Repurchase of shareholders' interests, including fixed
     return.................................................        --       (139)   (19,788)
  Tax and other distributions to shareholders...............      (545)        --         --
  Repayments of capital leases..............................      (786)    (1,920)    (3,746)
  Repayments of long-term debt..............................    (1,050)    (6,250)   (17,700)
  Debt issuance costs.......................................      (297)       (60)        --
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................      (908)     7,793     20,492
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    (7,601)        (1)    21,039
Cash and cash equivalents -- beginning of year..............     7,614         13         12
                                                              --------   --------   --------
Cash and cash equivalents -- end of year....................  $     13   $     12   $ 21,051
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $  3,438   $  3,485   $  1,020
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN 000'S, EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Staff Leasing, Inc. and all of its subsidiaries: Staff Acquisition, Inc.; Staff Insurance, Inc.; Staff Capital, L.P.; and the operating limited partnerships ("OLPs") of Staff Capital, L.P.:
Staff Leasing, L.P.; Staff Leasing II, L.P.; Staff Leasing III, L.P.; Staff Leasing IV, L.P.; Staff Leasing V, L.P.; Staff Leasing of Georgia, L.P.; Staff Leasing of Georgia II, L.P.; Staff Leasing of Georgia III, L.P.; Staff Leasing of Texas, L.P.; and Staff Leasing of Texas II, L.P. (collectively, the "Company"). All significant intercompany balances have been eliminated.

     The Company is headquartered in Bradenton, Florida and provides professional employer services to small to medium-sized businesses in the states of Florida, Texas, Georgia, Arizona and Minnesota. The Company, through its subsidiaries, provides a broad range of services, including payroll administration, risk management, benefits administration, unemployment services and other human resource management services to their clients. The Company is paid a service fee to cover the cost of certain employment related taxes, workers' compensation insurance coverage and administration and field services, plus a markup to cover overhead and to provide a profit.

     Basis of Presentation -- Effective July 1, 1997, the Company completed a reorganization (See Note 2) which was accounted for as a pooling of interests among entities under common control. As a result, common stock, which replaced previous preferred and common partnership interests, has been reflected in these financial statements as being issued as of the earliest date presented. Prior to the reorganization, the Company operated as Staff Capital, L.P.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimate relates to the reserve for health benefit claims. Actual results could differ from those estimates.

     Property and Equipment -- Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the lesser of the remaining estimated useful lives of the related assets or lease terms, as follows:

                                                              YEARS
                                                              ------
Automobiles.................................................    5
Computer hardware and software..............................  3 to 7
Furniture and equipment.....................................  5 to 7
Leasehold improvements......................................    10

     Goodwill -- Goodwill is being amortized using the straight-line method over a period of 20 years. The Company continually evaluates the reasonableness of its amortization of goodwill. In addition, if it becomes probable that expected future undiscounted cash flows associated with goodwill is less than its carrying value, the asset is written down to fair value.

     Statement of Cash Flows -- During 1996, the Company entered into several capital leases which were repaid in full in 1997. Also during 1996, $2,198 of existing preferred limited interests were converted to Class A Interests and $6,773 of common limited partnership interests were converted to Class B Interests. In addition, $14,118 of Class A Interests were converted into common shares of the Company. The increase in deferred tax asset, net of deferred tax liability, includes $3,208, which relates to the vesting of restricted stock in 1997. This amount was recorded to Additional Paid In Capital.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (IN 000'S, EXCEPT PER SHARE DATA)

     Cash equivalents are defined as short-term investments with original maturities of three months or less.

     Revenue Recognition -- Service revenues are recognized in the period in which the worksite employee works. The accrual for payroll and payroll taxes represents the portion of payroll paid subsequent to year end for which the worksite employee worked prior to year end.

     Sales and Marketing Commissions and Client Referral Fees -- Sales and marketing commissions and client referral fees are expensed as incurred. Such expenses are classified as salaries, wages and commissions in the consolidated statement of operations.

     Workers' Compensation -- Workers' compensation claims incurred by worksite employees are fully insured through a guaranteed cost arrangement with Liberty Mutual Insurance Company.

     Health Benefits -- Health benefit claims incurred by worksite employees under the health benefit plans are expensed as incurred according to the terms of each contract (See Note 9).

     Stock-Based Compensation -- In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages, but does not require companies to record at fair value compensation cost for stock-based employee compensation plans. The Company accounts for equity-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

     Income Taxes -- The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the income tax basis of the Company's assets and liabilities.

     Earnings Per Share -- During the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), as required, and restated previously recorded earnings per share in accordance with the provisions of SFAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share.

     Reclassifications -- Certain reclassifications of prior year amounts have been made in order to conform with current year presentations.

2.  REORGANIZATION AND INITIAL PUBLIC OFFERING

     Effective July 1, 1997, a reorganization (the "Reorganization") was consummated whereby the Company became the sole limited partner of Staff Capital, L.P. Staff Acquisition, Inc. ("Staff Acquisition") is the sole general partner of Staff Capital, L.P. and each of the OLPs.

     Pursuant to the Reorganization all of the holders of the common limited partnership interests in Staff Capital, L.P. exchanged their partnership interests for 17,122,205 shares of common stock in the Company. Certain of the preferred limited partnership interests were exchanged for 2,074,267 shares of common stock in the Company and warrants to purchase an aggregate of 1,352,253 shares of common stock in the Company with an exercise price of $7.24 per share.

     In addition, Charles S. Craig, the Chairman and CEO of the Company and owner of all the issued and outstanding capital stock of Staff Acquisition, Inc., the general partner of Staff Capital, granted to the Company an option to exchange the stock of Staff Acquisition for 417,900 shares of the Company's common stock. The number of shares of common stock issuable to Mr. Craig in connection with the exercise of such option was determined on the same basis used to determine the number of shares of common stock issued in

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (IN 000'S, EXCEPT PER SHARE DATA)

exchange for the partnership interests of Staff Capital, L.P. On September 30, 1997, the Company exercised this option.

     The Reorganization was accounted for as a combination among entities under common control and accordingly, for financial statement presentation purposes, the Reorganization was treated as a pooling of interests of the Company and Staff Capital, L.P. as of and for the periods presented.

     In conjunction with the Reorganization, on July 1, 1997, the Company completed an initial public offering (the "IPO") of 3,500,000 shares of its common stock. The Company subsequently issued an additional 444,978 shares resulting from the exercise of certain overallotment provisions for a total issuance of 3,944,978 shares. In conjunction with this offering, 655,022 shares were sold on behalf of certain selling shareholders, for an aggregate offering price of $11 million. The IPO expenses incurred by the Company through December 31, 1997 totaled approximately $6.0 million, including $4.7 million of underwriting discounts and commissions, and approximately $1.3 million of other expenses.

     Net proceeds raised from the IPO, including overallotment, amounted to approximately $61,038. The net proceeds from the IPO were used to redeem preferred partnership interests of $16,294, including accrued fixed return of $2,552, and to repay outstanding long-term debt of $15,200. The remainder has been allocated for general corporate purposes. Reorganization related expenses as of July 1, 1997, included: (i) the write-off of $714 in unamortized deferred financing costs associated with the repayment of the Company's long-term debt;
(ii) the write-off of $163 in unamortized organization costs associated with the reorganization of the structure of the limited partnerships; and (iii) $962 of accelerated accretion associated with the early redemption of the preferred partnership interests.

3.  CERTIFICATES OF DEPOSIT -- RESTRICTED

     As of December 31, 1997, the Company had certificates of deposit, with original maturities of less than one year, that serve as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans. Due to the short maturity of these instruments, the carrying amount approximates fair value. These interest-bearing certificates of deposit have been classified as restricted in the accompanying consolidated balance sheets. The interest earned on these certificates is recognized as interest income on the Company's consolidated statement of operations.

4.  MARKETABLE SECURITIES

     As of December 31, 1997, the Company had marketable securities with contractual maturities of less than one year from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale and are carried at cost plus accrued interest, which approximates fair market value.

5.  ACCOUNTS RECEIVABLE

     At December 31, 1996 and 1997, accounts receivable consisted of the following:

                                                               1996      1997
                                                              -------   -------
Billed to clients...........................................  $11,041   $19,888
Unbilled revenues...........................................   23,355    15,761
                                                              -------   -------
                                                               34,396    35,649
Less: Allowance for doubtful accounts.......................     (440)     (835)
                                                              -------   -------
                                                              $33,956   $34,814
                                                              =======   =======

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (IN 000'S, EXCEPT PER SHARE DATA)

6.  PROPERTY AND EQUIPMENT

     At December 31, 1996 and 1997, property and equipment (at cost) was comprised of the following:

                                                               1996      1997
                                                              -------   -------
Leasehold improvements......................................  $ 1,083   $ 1,318
Furniture and fixtures......................................    1,337     1,456
Vehicles....................................................      163       120
Equipment...................................................      562     1,367
Computer hardware and software..............................   16,746    20,510
                                                              -------   -------
Total property and equipment ...............................   19,891    24,771
Less accumulated depreciation...............................   (3,079)   (5,284)
                                                              -------   -------
                                                              $16,812   $19,487
                                                              =======   =======

     For the years ended December 31, 1995, 1996, and 1997 depreciation expense was $2,285, $2,257 and $3,505, respectively.

7.  OTHER ASSETS

     Included in other current assets as of December 31, 1996 and 1997 were prepaid expenses, short-term deposits and other miscellaneous receivables.

     Other non-current assets as of December 31, 1996 included debt issuance costs of $2,223, organization costs of $612, and non-compete covenant costs of $265, net of accumulated amortization; and long-term deposits.

     During 1997, the unamortized debt issuance and organization costs were written off in full (See note 2). The remaining non-compete covenant costs are being amortized over the lives of the agreements. Also included in non-current assets at December 31, 1997 were miscellaneous long-term deposits.

     For the years ended December 31, 1995, 1996, and 1997, total amortization expense, including annual amortization of goodwill of $733 per year, was $1,580, $897, and $1,038, respectively.

8.  LONG TERM DEBT

     In 1996, the Company had a $25,000 term loan and a revolving credit facility of $10,000, of which $5,000 was available as a letter of credit facility. The long-term portion of this debt totaled $12,700 at December 31, 1996. This debt was repaid in full and the security terminated on July 1, 1997.

     Staff Leasing's debt also consisted of $3,746 in capital lease obligations as of December 31, 1996. All but one of the capital leases were entered into during 1995 and primarily represented leases for computer hardware, software and equipment. These leases were repaid in full in July, 1997. The effective interest rate on these borrowings and capital lease obligations as of December 31, 1996 approximated 9.9%. The carrying amount of the Company's long-term debt at December 31, 1996 approximated fair value.

     On December 11, 1997, the Company entered into a $20,000 credit agreement with NationsBank, NA. The credit agreement provides for an acquisition loan facility through December 11, 2000. Borrowings under the credit agreement bear interest, at the borrower's option, at either the base rate, or the Eurodollar rate, plus the applicable margin as defined in the credit agreement. Interest is generally payable quarterly in arrears unless otherwise specified in the credit agreement. In addition, the Company must pay a commitment fee of 0.2% to 0.5% on the unutilized revolving loan commitment. Any borrowings under the revolver are guaranteed by each of the subsidiaries. Staff Capital has agreed to reimburse its subsidiaries for any payments they make

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (IN 000'S, EXCEPT PER SHARE DATA)

under this guarantee. In addition, the Company has pledged its equity interest in its subsidiaries as collateral under this credit agreement.

     The credit agreement contains customary events of default and covenants which restricts the Company's ability to (among other things): incur additional indebtedness in excess of a specified amount; pay dividends; create liens and engage in certain mergers or combinations without the prior written consent of the lender. The credit agreement also contains certain financial covenants related to debt and interest coverage, net worth and other financial ratios. There were no amounts outstanding under this credit agreement as of December 31, 1997.

     As of December 31, 1997, the Company had $8,250 in standby collateralized letters of credit issued in conjunction with the Company's health benefit plans. These letters of credit were unused as of December 31, 1997.

     In addition to the above, Staff Leasing has the right to defer up to $10,000 of payments to a key vendor. All deferred payments must be repaid on or before September 30, 1999. No amounts have been deferred as of December 31, 1997.

9.  HEALTH BENEFITS

     The Company currently provides health benefits to those worksite employees electing coverage. For health benefit plans in Florida, the Company's ultimate liability for its health benefit claims is capped at a factor based on premiums as set forth in the Company's minimum premium agreement with its health insurance carrier, with stop loss coverage per covered employee provided at 125% and 115% of projected claims in the 1996 and 1997 plan years, respectively. For health benefit plans in Texas, Georgia, Arizona and Minnesota, the Company's health benefit liabilities are equal to its premiums paid. Worksite employees who elect coverage are fully insured subject to the terms of coverage under the health benefit plans.

     In October 1994, the Company conducted an open-enrollment in order to increase participation in its health benefit plan. During 1995, the Company incurred significantly higher claims under this plan than projected. The effect of the above plus charges incurred for consultants and vendors in connection with the 1995 health benefit plan was an expense of $20,600. The Company commenced corrective actions in 1995.

     During 1996, the Company increased premiums charged to the worksite employees for health benefits and redesigned its benefit offerings to help reduce the level of subsidies experienced during 1995. For the year ended December 31, 1996, the Company recorded a health benefit plan subsidy of $10,100. In 1997, this subsidy was reduced to $2,500. Favorable experience on the maturation or run-out of 1996 health claims enabled the Company to reduce its reserve for health benefit claims by $3,500, which was recognized in 1997.

     Year-end liabilities for health benefit loss reserves were based upon actuarial estimates of claims incurred under the health plans at December 31, 1996 and 1997, but not reported. The actual ultimate liability may differ from these actuarial estimates. The accrual for these reserves at December 31, 1996 and 1997 totaled $8,900 and $8,450, respectively, of which $1,000 is classified as long-term for both years.

10.  COMMITMENTS AND CONTINGENCIES

     Operating Leases -- The Company occupies office facilities and lease office equipment under operating leases which expire in various years through 2005. Lease expense was $1,887, $2,602 and $3,352 for the years ended December 31, 1995, 1996 and 1997, respectively. During 1996 and 1997, approximately $433 and $270, respectively, of lease expense related to certain automobile leases was paid to an entity owned by a shareholder.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (IN 000'S, EXCEPT PER SHARE DATA)

     Future minimum payments under noncancellable operating leases as of December 31, 1997 are as follows:

YEAR ENDING DECEMBER 31,                                      AMOUNT
------------------------                                      -------
1998........................................................  $ 2,755
1999........................................................    2,453
2000........................................................    2,012
2001........................................................    1,783
2002........................................................    1,610
Thereafter..................................................    4,543
                                                              -------
                                                              $15,156
                                                              =======

     Staff Leasing has entered into a five-year employment contract with a shareholder which requires annual payments of $362. There is one year remaining under this commitment.

     The Company is a party to certain pending claims which have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved.

     The Company's employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the U.S. However, the regulatory environment for professional employer organizations ("PEOs") is an evolving area due to uncertainties resulting from the non-traditional employment relationships. Many federal and state laws relating to tax and employment matters were enacted prior to the development of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs, are not "employers" of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the "Code"), the tax qualified status of the Company's 401(k) retirement plan as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company may no longer be able to assume the client's federal employment tax withholding obligations. Any adverse developments in the above noted areas could have a material effect on the Company's financial condition and future results of operations.

11.  RELATED PARTIES

     The Company entered into a management agreement with certain of its shareholders whereby they agreed to provide management support and financial services with respect to the operation and management of the Company. The agreement required an annual fee in the amount of $300 and $375 for the years ended December 31, 1995 and 1996, respectively. The management agreement terminated in March 1997 with $67 of expense recorded for the year ended December 31, 1997. During 1996, the Company paid consulting fees to a shareholder of $510 in connection with a private placement made by the Company.

12.  RETIREMENT PLAN

     The Company currently offers a defined contribution 401(k) retirement plan to its internal employees as well as its external worksite employees. The Company does not match any portion of such employees' elective contributions. Effective April 1, 1997, the Company offered a new 401(k) plan to its employees which is designed to be a "multiple employer" plan under the Internal Revenue Code Section 413(c). This new plan enables employee-owners, as well as highly compensated internal and external employees of the Company to participate. Such persons were excluded from the former 401(k) plan to avoid issues of discrimination in favor of highly-compensated employees.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (IN 000'S, EXCEPT PER SHARE DATA)

13.  GEOGRAPHIC MARKET CONCENTRATION AND DEPENDENCE ON KEY VENDORS

     Geographic Market Concentration -- As of December 31, 1997, Staff Leasing had offices in five states and worksite employees in 41 states. Staff Leasing's Florida client revenues accounted for 91%, 82% and 79% of the Company's total revenues in 1995, 1996 and 1997, respectively. As a result of the size of Staff Leasing's base of worksite employees in Florida and continued growth from its Florida operations, Staff Leasing's profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in Florida. Any adverse change in either of these conditions could have a material adverse effect on Staff Leasing's profitability and growth prospects.

     In addition, 28% of the Company's revenues, accounting for more than half of its gross profits in 1997, were generated by clients in the construction industry. The level of activity in the construction market depends on many factors, including interest rates, availability of financing, demographic trends and economic outlook. Consequently, such level of activity is determined by factors that are not within the Company's control. A reduction in the level of activity in the construction industry within the markets in which the Company operates could have a material adverse effect on the Company's profitability and growth prospects.

     Dependence on Key Vendors -- The maintenance of health insurance plans that cover worksite employees is a significant part of Staff Leasing's business. The current health contracts are provided by vendors with whom Staff Leasing has recently established relationships, on terms that Staff Leasing believes to be favorable. While the Company believes that replacement contracts could be obtained on competitive terms with other carriers, such replacement could cause a significant disruption to Staff Leasing's business resulting in a decrease in client retention and general dissatisfaction with Staff Leasing's service offering. This, in turn, could have a material adverse effect on Staff Leasing's future results of operations or financial condition.

     Staff Leasing's workers' compensation policy provided by its current vendor, Liberty Mutual Insurance Company, was initially issued in March 1994 and its renewal term does not expire until December 31, 1999. In the event Staff Leasing is unable to renew or replace such policy on the same or more favorable terms, such failure could have a material adverse effect on Staff Leasing's future results of operations or financial condition.

14.  REDEEMABLE PREFERRED INTERESTS

     Redeemable preferred interests as of December 31, 1996 consisted of two classes of limited partnership interests in Staff Capital, L.P. as follows:

          Class A Interests -- which were issued in series A-1, A-2 and A-3, and were mandatorily redeemable at face value plus accrued fixed return on the earlier of March 31, 2001 or at the consummation of an initial public offering of additional securities. The Class A Interests earned a fixed return of 8% per annum until April 30, 1997, and 10% per annum subsequent to April 30, 1997. For the year ended December 31, 1996, the Class A Interests totaled $24,302, net of contribution notes receivable of $585. This total included an accrued fixed return of $1,270 and a $170 accretion of discount representing the 1996 amortization of the initial issuance fees associated with Class A Interests. Class A Interests were also redeemed in 1997 pursuant to the Reorganization for a combination of cash, common stock, and common stock and warrants to purchase common stock (See note 2).

          Consistent with the pooling of interests method of financial presentation and the exercise preferences of the limited partners at the Reorganization, $14,118 of Class A Interests, which were outstanding as of December 31, 1996, were retroactively restated as common shares for all periods presented. Of the return of $1,772 and $2,391 for the years ended December 31, 1996 and 1997, $101 and $647, respectively, represented that portion earned on Class A Interests which was converted into common stock in

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (IN 000'S, EXCEPT PER SHARE DATA)

     connection with the Company's reorganization (See note 2). This amount was credited to Additional Paid In Capital for the years indicated.

          Class B Interests -- which earned a fixed return of 5.86% per annum and were mandatorily redeemable at face value plus accrued fixed return on the earlier of July 1, 1997 or at the consummation of an initial public offering of additional securities. At December 31, 1996, $6,906 in Class B Interests were outstanding, which included an accrued fixed return of $134. In 1997, in conjunction with the Reorganization, all of these Interests were redeemed in full for cash.

15.  EQUITY

RESTRICTED STOCK PLAN

     Certain members of Staff Leasing's management have purchased common shares at prices based upon a formula derived from the original acquisition price of the entities acquired by Staff Capital, L.P. in November, 1993. Prior to July 1995, such common shares could be sold only to Staff Leasing and were not freely transferable. The sales price that Staff Leasing would pay was based upon the same formula used to derive the original purchase price. In July, 1995 Staff Leasing enacted a vesting schedule whereby the above-noted restrictions generally would lapse over a four year vesting period commencing with the first anniversary subsequent to the date of purchase. Accordingly, Staff Leasing obtained appraisals in order to derive estimated fair values of the purchased common shares then owned as of July 1995 and subsequently purchased and recorded deferred compensation expense to the extent that the estimated fair values exceeded the purchase prices. Deferred compensation is being amortized on a straight-line basis over the vesting period. Compensation expense recorded for the years ended December 31, 1996 and December 31, 1997 was $16 and $138, respectively. Deferred compensation was $296 at December 31, 1996 and $431 at December 31, 1997. Following the Reorganization, the Company ceased further grants under this plan.

WARRANTS

     Pursuant to the Reorganization (See note 2), warrants to purchase 1,352,253 shares of common stock at the exercise price of $7.24 per share were issued to redeem certain preferred limited partnership interests in July 1997. All of these warrants, which were exercisable beginning June 25, 1997, were outstanding as of December 31, 1997. An equivalent number of shares of stock was reserved as of December 31, 1997 to meet this contractual commitment. The warrants expire on March 31, 2001.

EMPLOYEE STOCK OPTION PLAN

     In 1997, Staff Leasing adopted the 1997 Stock Incentive Plan (the "Plan"). The Plan provides for options to be granted to key employees, officers, and directors of Staff Leasing, for the purchase of up to 2,500,000 shares of common stock. Options granted under the plan have a vesting period of 4 or 5 years, and may not be exercised more than 10 years from the date of the grant. Some of the options granted have vesting restrictions based on stock price performance.

     The following table summarizes the activity in the Plan for the year ended December 31, 1997:

    OPTIONS                                              OPTIONS
 OUTSTANDING,                                         OUTSTANDING,
JANUARY 1, 1997   GRANTED   CANCELLED   EXERCISED   DECEMBER 31, 1997
---------------   -------   ---------   ---------   -----------------
       0          684,244    33,018         0            651,226
       ==         =======    ======         ==           =======

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (IN 000'S, EXCEPT PER SHARE DATA)

     Components of stock options under this Plan as of December 31, 1997 are as follows:

                    OUTSTANDING      WEIGHTED-AVERAGE
   RANGE OF            AS OF            REMAINING       WEIGHTED-AVERAGE
EXERCISE PRICES  DECEMBER 31, 1997   CONTRACTUAL LIFE    EXERCISE PRICE
---------------  -----------------   ----------------   ----------------
$17.00 - $18.99       613,726           9.6 Years            $17.26
$19.00 - $20.99        11,500           9.7 Years             19.88
$21.00 - $22.99         6,000           9.6 Years             21.88
$23.00 - $24.99        20,000           9.7 Years             23.93
                      -------           ---------            ------
                      651,226           9.6 Years            $17.55
                      =======           =========            ======

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions: 1) expected option life of 6 years, 2) dividend yield of 0%, 3) risk-free interest rate of 5.66%, and 4) expected volatility of 42.0%. Using the Black-Scholes option pricing model, the weighted average fair value was calculated to be $8.72 for all options granted during the year.

     As permitted by SFAS No. 123, Staff Leasing has elected to continue to account for its Plan in accordance with APB Opinion 25 and related Interpretations in accounting. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Staff Leasing's net income attributable to common shareholders and net income per share would have been reduced to the pro forma amounts indicated below:

                                                               1997
                                                              -------
Net income attributable to common shareholders
  As reported...............................................  $28,392
  Pro forma.................................................   28,181
Basic net income per share attributable to common
  shareholders
  As reported...............................................  $  1.32
  Pro forma.................................................     1.31
Diluted net income per share attributable to common
  shareholders
  As reported...............................................  $  1.26
  Pro forma.................................................     1.25

EMPLOYEE STOCK PURCHASE PLAN

     Effective January 1, 1998, Staff Leasing has adopted an employee stock purchase plan. All full-time employees are eligible to participate after 90 days of employment. Under the terms of this plan, employees can choose each year to have up to 100% of their annual base earnings withheld to purchase Staff Leasing's common stock on the open market. Staff Leasing absorbs all transaction costs and administrative fees associated with stock purchases through this plan.

SHAREHOLDER NOTES RECEIVABLE

     Shareholder notes receivable consisted of forty-four notes in an aggregate amount of $955 at December 31, 1996 and thirteen notes in an aggregate amount of $189 at December 31, 1997 from common shareholders. Principal under these notes is due on March 31, 2001. Interest is payable at rates ranging from 6.36% to 9.6875% per annum.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (IN 000'S, EXCEPT PER SHARE DATA)

16.  INCOME TAXES

     The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and the income tax bases of the Company's assets and liabilities. An allowance is recorded when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes includes taxes currently payable plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

     For the years ended December 31, 1995 and 1996 and for the six month period ended June 30, 1997, the Company operated through limited partnerships. Accordingly, all earnings or losses were passed directly to the partners and no provision for income taxes was required.

     Prior to December 31, 1997, a valuation allowance had been recorded with respect to the Company's deferred tax assets. As of December 31, 1997, such valuation allowance was adjusted and the benefit of the deferred tax assets was recognized in the income statement.

     The provision (benefit) for income taxes for the year ended December 31, 1997 is as follows:

                                                             CURRENT   DEFERRED    TOTAL
                                                             -------   --------   -------
U.S. federal...............................................  $1,528    $(6,402)   $(4,874)
State and local............................................     109       (457)      (348)
                                                             ------    -------    -------
Total provision (benefit)..................................  $1,637    $(6,859)   $(5,222)
                                                             ======    =======    =======

     A reconciliation of the income tax provision (benefit) at the statutory U.S. federal rate to the effective tax rate for the year ended December 31, 1997 is as follows:

Statutory U.S. federal tax at 35%...........................  $  8,946
Increase (reduction) from:
State income taxes, less federal benefit....................       928
Reduction in valuation allowance to recognize deferred tax
  benefit for change in tax status..........................   (10,172)
Tax benefit of income allocated to Staff Acquisition,
  Inc.......................................................    (4,551)
Tax credits.................................................      (502)
Other, net..................................................       129
                                                              --------
Income tax benefit..........................................  $ (5,222)
                                                              ========
Effective tax rate..........................................     (20.4)%
                                                              ========

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (IN 000'S, EXCEPT PER SHARE DATA)

     The components of deferred tax assets and liabilities included on the balance sheet at December 31, 1997 are as follows:

DEFERRED TAX ASSETS:
Tax basis in excess of book basis of intangible assets......  $ 6,635
Accruals and reserves not currently deductible..............    2,923
Tax loss carryforward.......................................    1,571
                                                              -------
Total deferred tax assets...................................   11,129
DEFERRED TAX LIABILITIES:
Depreciation................................................   (2,699)
                                                              -------
Net deferred tax asset......................................  $ 8,430
                                                              =======
BALANCE SHEET CLASSIFICATION:
Current assets:
  Deferred income taxes.....................................  $ 4,494
Non-current assets:
  Deferred income taxes.....................................    6,635
Non-current liabilities:
  Deferred income taxes.....................................   (2,699)
                                                              -------
Net deferred tax asset......................................  $ 8,430
                                                              =======

     No income taxes were paid during 1995, 1996 and 1997. As of December 31, 1997, the Company had net operating loss (NOL) carryforwards for income tax purposes of $3,763 which will expire, if unused, as of December 31, 2012 and tax credits of $375, which will expire as of December 31, 2012.

17.  NET INCOME (LOSS) PER SHARE

     The number of potential common stock equivalents included in the diluted weighted average common shares outstanding, for the years ended December 31, 1996 and 1997, related to the warrants issued in connection with the Reorganization was -0- and 842,804, respectively. The number of potential common stock equivalents included in the diluted weighted average common shares outstanding, for the year ended December 31, 1997, related to the options granted in connection with the Company's stock option plan was 28,264. Also included in weighted average common shares outstanding for the year ended December 31, 1996, were contingently issuable shares totaling 417,900 associated with the exchange for all the stock of Staff Acquisition.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (IN 000'S, EXCEPT PER SHARE DATA)

     The reconciliation of net income attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three years ending December 31, 1995, 1996 and 1997 is as follows:

                                                       INCOME         SHARES       PER SHARE
                                                     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                     -----------   -------------   ---------
                                                     (IN 000'S)     (IN 000'S)
FOR THE YEAR ENDED 1995:
Net loss...........................................   $(24,942)
Less: Return on preferred interests................         --
                                                      --------
Basic EPS:
Net loss attributable to common shareholders.......   $(24,942)       19,614        $(1.27)
                                                      ========        ======        ======
Diluted EPS:
Net loss attributable to common shareholders.......   $(24,942)       19,614        $(1.27)
                                                      ========        ======        ======
FOR THE YEAR ENDED 1996:
Net loss...........................................   $ (3,865)
Less: Return on preferred interests................     (1,772)
                                                      --------
Basic EPS:
Net loss attributable to common shareholders.......   $ (5,637)       19,614        $(0.29)
                                                      ========        ======        ======
Diluted EPS:
Net loss attributable to common shareholders.......   $ (5,637)       19,614        $(0.29)
                                                      ========        ======        ======
FOR THE YEAR ENDED 1997:
Net income.........................................   $ 30,783
Less: Return on preferred interests................     (2,391)
                                                      --------
Basic EPS:
Net income attributable to common shareholders.....   $ 28,392        21,588        $ 1.32
                                                      ========                      ======
Effect of dilutive securities:
Warrants...........................................                      843
Options............................................                       28
                                                                      ------
Diluted EPS:
Net income attributable to common shareholders.....   $ 28,392        22,459        $ 1.26
                                                      ========        ======        ======

     Options to purchase 37,500 shares of common stock at prices ranging from $19.75 to $24.75 per share were outstanding during a portion of 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price for 1997 of $19.21 per common share. These options, which expire in 2007 were outstanding at the end of 1997.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (IN 000'S, EXCEPT PER SHARE DATA)

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents certain unaudited results of operations data for the interim quarterly periods during the years ended December 31, 1996 and 1997. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with generally accepted accounting principles, have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period.

                                                     QUARTER ENDED
                            ---------------------------------------------------------------
                                                   1996                             1997
                            ---------------------------------------------------   ---------
                            MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31    MARCH 31
                            ---------   --------   -------------   ------------   ---------
                                           (IN 000'S, EXCEPT PER SHARE DATA)
Revenues..................  $324,720    $350,472     $367,484        $389,455     $402,455
Gross profit..............  $ 13,289    $ 14,902     $ 15,734        $ 15,580     $ 19,895
Gross profit margin.......       4.1%        4.3%         4.3%            4.0%         4.9%
Operating income (loss)...  $   (668)   $    490     $   (220)       $    (43)    $  3,424
Net income (loss).........  $ (1,695)   $   (465)    $   (958)       $   (747)    $  2,711
Net income (loss) per
  share attributable to
  common shareholders:
  Basic...................  $   (.09)   $   (.05)    $   (.08)       $   (.07)    $    .10
  Diluted.................  $   (.09)   $   (.05)    $   (.08)       $   (.07)    $    .10

                                         QUARTER ENDED
                            ---------------------------------------
                                             1997
                            ---------------------------------------
                            JUNE 30    SEPTEMBER 30    DECEMBER 31
                            --------   -------------   ------------
                               (IN 000'S, EXCEPT PER SHARE DATA)
Revenues..................  $448,075     $480,902        $519,816
Gross profit..............  $ 22,616     $ 25,705        $ 25,772
Gross profit margin.......       5.0%         5.3%            5.0%
Operating income (loss)...  $  5,657     $  8,823        $  8,542
Net income (loss).........  $  4,956     $  8,586        $ 14,530
Net income (loss) per
  share attributable to
  common shareholders:
  Basic...................  $    .22     $    .32        $    .62
  Diluted.................  $    .21     $    .31        $    .59

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

        BALANCE         PROVISION       DETERMINED      ACCOUNT          BALANCE
    JANUARY 1, 1997   FOR BAD DEBTS   UNCOLLECTIBLE    RECOVERIES   DECEMBER 31, 1997
    ---------------   -------------   --------------   ----------   -----------------
                                   (IN THOUSANDS)
         $440            $  820           $  604          $179            $835
         ====            ======           ======          ====            ====

        BALANCE         PROVISION       DETERMINED      ACCOUNT          BALANCE
    JANUARY 1, 1996   FOR BAD DEBTS   UNCOLLECTIBLE    RECOVERIES   DECEMBER 31, 1996
    ---------------   -------------   --------------   ----------   -----------------
                                   (IN THOUSANDS)
         $784            $  651           $1,221          $226            $440
         ====            ======           ======          ====            ====

        BALANCE         PROVISION       DETERMINED      ACCOUNT          BALANCE
    JANUARY 1, 1995   FOR BAD DEBTS   UNCOLLECTIBLE    RECOVERIES   DECEMBER 31, 1995
    ---------------   -------------   --------------   ----------   -----------------
                                   (IN THOUSANDS)
         $184            $1,476           $  880          $  4            $784
         ====            ======           ======          ====            ====