Form 10-Q
period 1998-03-31
STAFF LEASING INC
filed 1998-05-15
CIK 1035185

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   (Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998.

                                      or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from                 to
                                           ----------------   ------------------

                           COMMISSION FILE NO. 0-28148

                               STAFF LEASING, INC.
             (exact name of registrant as specified in its charter)

                Florida                             65-0735612
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

      600 301 Blvd West, Suite 202
            Bradenton, FL                              34205
(Address of principal executive offices)             (Zip Code)

(Registrant's Telephone Number, Including Area Code):  (941) 748-4540


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class of common stock                    Outstanding as of May 8, 1998
      ---------------------                    -----------------------------
      Par value $0.01 per share                      23,683,067

                              TABLE OF CONTENTS


                                                                              Page
                                                                              ----
PART I.           FINANCIAL INFORMATION

      ITEM 1  Financial Statements.......................................      3

         Unaudited Consolidated Statements of Operations for the
           Three months ended March 31, 1997 and 1998 ...................      3

         Consolidated Balance Sheets as of December 31, 1997
           and March 31, 1998 ...........................................      4

         Unaudited Consolidated Statement of Changes in Shareholders'
           Equity for the three months ended March 31, 1998 .............      5

         Unaudited Consolidated Statements of Cash Flows for the
           Three months ended March 31, 1997 and 1998 ...................      6

         Notes to Consolidated Financial Statements .....................      7


      ITEM 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ....................     10


PART II.          OTHER INFORMATION

      ITEM 1  Legal Proceedings..........................................     14

      ITEM 2  Changes in Securities and Use of Proceeds..................     14

      ITEM 6  Exhibits and Reports on Form 8-K...........................     14


SIGNATURES ..............................................................     15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      STAFF LEASING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                 FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                ---------------------------
                                                                   1997              1998
                                                                ---------         ---------
                                                                     (in 000's, except
                                                                       per share data)
                                                                ---------------------------

Revenues                                                        $ 402,455         $ 539,616
                                                                ---------         ---------

Cost of services:

   Salaries, wages and payroll taxes                              362,837           488,286

   Benefits, workers' compensation, state
       unemployment taxes and other costs                          19,723            25,097
                                                                ---------         ---------
             Total cost of services                               382,560           513,383
                                                                ---------         ---------

Gross profit                                                       19,895            26,233
                                                                ---------         ---------

Operating expenses:

   Salaries, wages and commissions                                 10,239            11,760

   Other general and administrative                                 5,387             5,281

   Depreciation and amortization                                      845             1,305
                                                                ---------         ---------

             Total operating expenses                              16,471            18,346
                                                                ---------         ---------

Operating income                                                    3,424             7,887
Interest income                                                        31               706
Interest expense                                                     (706)              (31)
Other income (expense)                                                (38)               --
                                                                ---------         ---------

Income before income tax provision                                  2,711             8,562
Income tax provision                                                   --             3,211
                                                                ---------         ---------
Net income                                                      $   2,711         $   5,351
                                                                =========         =========

Return on preferred interests                                   $     655         $      --
                                                                =========         =========


Net income attributable to common shareholders                  $   2,065         $   5,351
                                                                =========         =========
Net income per share attributable to common shareholders

  - Basic                                                       $     .10         $     .23
                                                                =========         =========
  - Diluted                                                     $     .10         $     .22
                                                                =========         =========
Weighted average common shares outstanding

   - Basic                                                         19,614            23,509
                                                                =========         =========
   - Diluted                                                       20,391            24,653
                                                                =========         =========

                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          December 31, 1997        March 31, 1998
                                                                                    (UNAUDITED)
                                                          ----------------         -------------
                                                       (in $000's, except share and per share data)
                            ASSETS
Current assets:
  Cash and cash equivalents                                  $      21,051         $      24,893
  Certificates of deposit - restricted                               8,406                 8,526
  Marketable securities                                             19,910                25,100
  Accounts receivable, net of allowance for
     doubtful accounts of $835 and $953, respectively               34,814                57,907
  Deferred income tax asset                                          4,494                 3,157
  Other current assets                                               1,154                 1,974
                                                             -------------         -------------
         Total current assets                                       89,829               121,557

Property and equipment, net                                         19,487                19,708
Goodwill, net of accumulated amortization
  of $3,046 and $3,229, respectively                                11,625                11,441
Deferred income tax asset                                            6,635                 6,509
Other assets, net of accumulated amortization
  of $173 and $193, respectively                                       242                   219
                                                             -------------         -------------


                                                             $     127,818         $     159,434
                                                             =============         =============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued insurance premiums and health
     reserves                                                $      19,960         $      23,621
  Accrued payroll and payroll taxes                                 36,837                57,319
  Accounts payable and other accrued liabilities                     6,535                 6,154
  Income taxes payable                                                  --                 1,651
  Customer deposits and prepayments                                  2,121                 2,634
                                                             -------------         -------------
         Total current liabilities                                  65,453                91,379

Deferred income taxes payable                                        2,699                 2,793
Other long-term liabilities                                          1,518                 1,524

Commitments and contingencies (See notes)

Shareholders' equity :
  Common stock, $.01 par value                                         235                   235
         Shares authorized:       100,000,000
         Shares issued and outstanding:
               December 31, 1997 - 23,505,358
               March 31, 1998 -    23,510,358
  Additional paid in capital                                        65,877                66,071
  Accumulated deficit                                               (7,344)               (1,993)
  Other                                                               (620)                 (575)
                                                             -------------         -------------
         Total shareholders' equity                                 58,148                63,738
                                                             -------------         -------------
                                                             $     127,818         $     159,434
                                                             =============         =============

                 See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    UNAUDITED

                              Common               Additional
                               Stock      Common     Paid In        Deferred      Shareholder  Accumulated
                             (shares)      Stock     Capital      Compensation       Notes       Deficit       Total
                           -----------  --------- ------------   --------------  ------------ -------------  ----------
                                                          (in $000's except share data)
Balance, January 1, 1998    23,505,358       $235    $65,877           $(431)         $(189)      $(7,344)     $58,148
Repurchase of common
  stock                         (5,000)        --        (23)                                                      (23)
Issuance of common stock        10,000         --        219                                                       219
Other                                                     (2)             39              6                         43
Net income                                                                                          5,351        5,351
                           -----------  --------- ----------     -----------      ---------    ----------   ----------
Balance, March 31, 1998     23,510,358      $ 235    $66,071           $(392)         $(183)      $(1,993)     $63,738
                           ===========  ========= ==========     ===========      =========    ==========   ==========


                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                        For the three months ended
                                                                                 March 31,
                                                                        --------------------------
                                                                           1997             1998
                                                                        ---------        ---------
                                                                                (in $000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  2,711         $  5,351
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                        845            1,305
         Decrease in deferred tax assets                                       --            1,558
         Provision for bad debts                                              180              120
         Amortization of debt issuance costs                                  125               --
         Other                                                                 20               33
         Changes in operating working capital:
            Increase in certificates of deposit - restricted                   --             (120)
            Increase in accounts receivable                                (4,046)         (23,213)
            Increase in other current assets                               (1,218)            (820)
            Decrease in accounts payable and other accrued
              liabilities                                                  (3,915)            (381)
            Increase in accrued payroll and payroll taxes                   4,427           20,482
            Increase in accrued insurance premiums and health
               reserves                                                     5,494            3,661
            Increase in income taxes payable                                   --            1,651
            (Decrease) increase in customer deposits and
              prepayments                                                      (5)             513
         (Increase) decrease in other long-term assets                        (95)               3
         (Decrease) increase in other long-term
           liabilities                                                        (38)               6
                                                                         --------         --------
      Net cash provided by operating activities                             4,485           10,149
                                                                         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase) repurchase of marketable securities, net                         --           (5,190)
   Capital expenditures                                                      (858)          (1,323)
                                                                         --------         --------
      Net cash used in investing activities                                  (858)          (6,513)
                                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions, net of shareholder notes receivable and
      issuance costs                                                          435               --
   Proceeds from sales of common shares                                        --              219
   Repayment of shareholders' notes receivable                                 --               10
   Repurchase and retirement of common stock                                   --              (23)
   Repurchase of shareholders' interests, including fixed return              (78)              --
   Repayments of capital leases                                              (505)              --
   Repayments of long-term debt                                            (1,250)              --
                                                                         --------         --------
      Net cash provided by (used in) financing activities                  (1,398)             206
                                                                         --------         --------
   Net increase in cash                                                     2,229            3,842
Cash and cash equivalents - beginning of period                                12           21,051
                                                                         --------         --------
Cash and cash equivalents - end of period                                $  2,241         $ 24,893
                                                                         ========         ========

Supplemental disclosure of cash flow information:
   Interest paid                                                         $    498         $     10
                                                                         ========         ========

                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in $000's, except share and per share data)

1. GENERAL

      The accompanying unaudited consolidated financial statements of Staff Leasing, Inc. ("the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-K. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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


2. SUBSEQUENT EVENT

      In April 1998, certain shareholders of the Company completed an underwritten secondary offering of 3.1 million shares of common stock of the Company. In connection with this offering, 177,709 shares of common stock were issued by the Company upon the exercise of warrants that were sold to the underwriters by certain selling shareholders. The Company received approximately $1,300 from the exercise of the warrants and will pay approximately $375 of expenses associated with this secondary offering.


3. ACCOUNTS RECEIVABLE

   Accounts receivable consisted of the following:

                                                         December 31,  March 31,
                                                            1997          1998
                                                         ------------  ---------
Billed to clients ......................................   $19,888      $ 7,535
Unbilled revenues ......................................    15,761       51,325
                                                           -------      -------
                                                            35,649       58,860
      Less:   Allowance for doubtful accounts............     (835)        (953)
                                                           -------      -------
                                                           $34,814      $57,907
                                                           =======      =======

4. PROPERTY AND EQUIPMENT

   Property and equipment (at cost) was comprised of the following:

                                                           December 31,  March 31,
                                                              1997         1998
                                                           -----------   --------
Leasehold improvements....................................    $ 1,318     $1,335
Furniture and fixtures....................................      1,456      1,520
Vehicles..................................................        120        120
Equipment.................................................      1,367      1,376
Computer hardware and software............................     20,510     21,738
                                                              -------    -------
Total property and equipment..............................     24,771     26,089
      Less accumulated depreciation.......................     (5,284)    (6,381)
                                                              -------    -------
                                                              $19,487    $19,708
                                                              =======    =======

   For the three months ended March 31, 1998 depreciation expense was $1,102.

                      STAFF LEASING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (in $000's, except share and per share data)

5. COMMITMENTS AND CONTINGENCIES

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

6. RELATED PARTIES

     Staff Leasing has a five-year employment contract with a shareholder, which requires annual payments of $362. This agreement will terminate at the end of 1998. For the three months ended March 31, 1998, $91 of expense was recorded under this agreement. In addition, $16 of lease expense related to certain automobile leases was paid to an entity owned by this same shareholder.


7. INCOME TAXES

     The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the income tax bases of the Company's assets and liabilities.

     The Company's effective tax rate provides for federal and state income taxes. The effective tax rate for the three months ended March 31, 1998 was 37.5%. Prior to July 1997, the Company operated through limited partnerships for Federal and state income tax purposes. Accordingly, all earnings or losses were passed directly to the partners and no provision for income taxes was required.


8. EARNINGS PER SHARE (EPS)

     The number of potential common stock equivalents included in the diluted weighted average shares outstanding for the three months ended March 31, 1997 and 1998, related to warrants issued in connection with the Company's reorganization and initial public offering, was 776,352 and 958,917, respectively. Also included as potential common stock equivalents in diluted weighted average shares outstanding were options granted in connection with the Company's stock option plan, which totaled 184,936 for the three months ended March 31, 1998.

                      STAFF LEASING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   The reconciliation of net income attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three months ending March 31, 1997 and 1998 is as follows:

                                                    Income              Shares         Per Share
                                                  (Numerator)        (Denominator)       Amount
                                                  -----------        -------------     ---------
                                                  (in $000's)         (in 000's)
For the Three Months Ended March 31, 1997:
------------------------------------------
Net income                                         $    2,711
Less:  return on preferred interests                     (655)
                                                   ----------
Basic EPS :
-----------
Net income attributable to common
  Shareholders                                     $    2,056              19,614       $  .10
                                                   ==========                           ======
Effect of dilutive securities:
Warrants                                                                      777
                                                                     ------------
Diluted EPS :
Net income attributable to common
  shareholders                                     $    2,056              20,391       $  .10
                                                   ==========        ============       ======

For the Three Months Ended March 31, 1998:
------------------------------------------
Basic EPS :
----------
Net income                                         $    5,351              23,509       $  .23
                                                   ==========                           ======
Effect of dilutive securities:
Warrants                                                                      959
Options                                                                       185
                                                                     ------------
Diluted EPS :
-------------
Net income attributable to common
  shareholders                                     $    5,351              24,653       $  .22
                                                   ==========        ============       ======

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

   The Company is the largest professional employer organization ("PEO") in the United States. At March 31, 1998, the Company served over 9,600 clients with approximately 114,000 worksite employees. With 38 branches located in Florida, Texas, Georgia, Arizona and Minnesota, the Company provides a broad range of services, including payroll administration, risk management, benefits administration, unemployment and human resource consulting.

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

      INCOME TAXES. The Company's effective tax rate for the three months ended March 31, 1998 was 37.5%. Prior to July 1997, the Company operated through limited partnerships for federal and state income tax purposes, and therefore, no income tax provision was required. The Company's 1998 estimated effective tax rate for financial reporting purposes differs from the statutory federal rate of 35% primarily because of state income taxes and tax credits.

      PROFITABILITY. Profitability is largely dependent upon the Company's success in managing revenues and costs that are within its control. These controllable revenues and costs primarily relate to workers' compensation, health benefits and state unemployment taxes. The Company manages these controllable costs through its use of: (i) its guaranteed workers' compensation cost arrangement with Liberty Mutual Insurance Company; (ii) appropriately designed health benefit plans that encourage worksite employee participation, high managed care utilization and efficient risk pooling; and (iii) aggressive management of its state unemployment tax exposure.

RESULTS OF OPERATIONS

     The following table presents the Company's results of operations for the three months ended March 31, 1997 and 1998, expressed as a percentage of revenues:

                                                 FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                                 -------------------------
                                                     1997       1998
                                                     ----       ----
Revenues...................................          100.0%     100.0%
Cost of services:
  Salaries, wages and payroll taxes........           90.2       90.5
  Benefits, workers' compensation, state
     unemployment taxes and other costs....            4.9        4.6
                                                     -----      -----
          Total cost of services...........           95.1       95.1
                                                     -----      -----
Gross profit...............................            4.9        4.9
                                                     -----      -----
Operating expenses:
  Salaries, wages and commissions..........            2.6        2.2
  Other general and administrative.........            1.3        1.0
  Depreciation and amortization............             .2         .2
                                                     -----      -----
          Total operating costs............            4.1        3.4
                                                     -----      -----
Operating (loss) income....................             .8        1.5
Interest income ...........................              -         .1
Interest expense...........................            (.2)        --
                                                     -----      -----
Income (loss) before income taxes..........             .6        1.6
Income tax provision.............                        -         .6
                                                     -----      -----
Net income (loss)..........................             .6        1.0
                                                     =====      =====

Three Months Ended March 31, 1998 Compared to Year Ended March 31, 1997

     Revenues were $539.6 million for the three months ended March 31, 1998, compared to $402.5 million for the three months ended March 31, 1997, representing an increase of $137.1 million, or 34.1%. This increase was due primarily to an increased number of clients and worksite employees. From March 31, 1997 to March 31, 1998, the number of clients increased 19.6% from 8,073 to 9,659. The number of worksite employees increased 23.2%, from 92,463 to 113,880. Revenue growth exceeded headcount growth by 10.9%, due in part, to the effects of wage inflation caused by tightened labor markets, which encourage clients to utilize more fully their existing employee base. The Company believes that inflation in salaries and wages of worksite employees has a positive impact on its results of operations as its service fee is proportional to such changes in salaries and wages. The increase in the number of worksite employees was the result of continuing sales and marketing efforts in existing markets as well as the development of new markets. The Company opened two new sales offices in the first quarter of 1998. No new branches were opened in the first quarter of 1997.

     In January 1997 and to a much lesser extent, in January 1998, the Company reduced the service fees charged on average to its Florida clients in response to a reduction in workers' compensation rates in Florida. While the Company believes these reductions in service fees have not adversely affected the Company's profitability to date because the Company has been able to offset the effect of these actions by controlling expenses, it is possible that future service fee reductions could adversely affect the Company's operations.

     Cost of services was $513.4 million for the three months ended March 31, 1998, compared to $382.6 million for the three months ended March 31, 1997, representing an increase of $130.8 million, or 34.2%. Cost of services was 95.1% of revenues for the three months ended March 31, 1998 and 1997.

     Salaries, wages and payroll taxes of worksite employees were $488.3 million for the three months ended March 31, 1998, compared to $362.8 million for the three months ended March 31, 1997, representing an increase of $125.5 million, or 34.6%.

     Benefits, workers' compensation, state unemployment taxes and other costs were $25.1 million for the three months ended March 31, 1998, compared to $19.7 million for the three months ended March 31, 1997, representing an increase of $5.4 million, or 27.4%. Benefits, workers' compensation, state unemployment taxes and other costs were 4.6% of revenues for the three months ended March 31, 1998, compared to 4.9% for the three months ended March 31, 1997. The rate of increase was lower than the growth in revenues due to: (i) a 2.7% reduction in the workers' compensation premium rate implemented in the fourth quarter of 1997, primarily as a result of the renegotiation of the workers' compensation policy; and (ii) a reduction in the health benefit plan subsidy for the three months ended March 31, 1998 over March 31, 1997.

     Gross profit was $26.2 million for the three months ended March 31, 1998, compared to $19.9 million for the three months ended March 31, 1997, representing an increase of $6.3 million, or 31.7%. This increase is less than the increase in revenues due to the Company's continued expansion into states with lower margins than Florida, as well as competitive pricing in its current markets. Gross profit was 4.9% of revenues for the three months ended March 31, 1998 and 1997.

     Operating expenses were $18.3 million for the three months ended March 31, 1998, compared to $16.5 million for the three months ended March 31, 1997, representing an increase of $1.8 million, or 10.9%. This increase is less than the growth in gross profit due to the Company's continued leverage of its corporate management and decreased reliance on outside vendors and consultants. Operating expenses were 3.4% of revenues for the three months ended March 31, 1998, compared to 4.1% for the three months ended March 31, 1997.

     Salaries, wages and commissions were $11.8 million for the three months ended March 31, 1998, compared to $10.2 million for the three months ended March 31, 1997, representing an increase of $1.6 million, or 15.7%. This increase was due primarily to an increase in corporate personnel that support the Company's expanded operations and additional sales staff located in its branch offices. Salaries, wages and commissions were 2.2% of revenues for the three months ended March 31, 1998, compared to 2.6% for the three months ended March 31, 1997.

     Other general and administrative expenses were $5.3 million for the three months ended March 31, 1998, compared to $5.4 million for the three months ended March 31, 1997, representing a decrease of $.1 million, or (1.9%). Other general and administrative expenses were 1.0% of revenues for the three months ended March 31, 1998, compared to 1.3% for the three months ended March 31, 1997.

     Depreciation and amortization expenses increased by $.5 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997, representing an increase of 62.5%. This increase was primarily the result of the Company's investment in management information systems. Amortization of capitalized software costs associated with the Company's implementation of new payroll processing and management information systems began July 1997, when the systems became operational. These costs are being amortized over a seven-year period.

     Interest expense was minimal for the three months ended March 31, 1998, compared to $.7 million for the three months ended March 31, 1997, a decrease of $.7 million, or (100.0%). The decrease was due to the repayment of the Company's long-term borrowings at the beginning of July 1997.

     Interest income was $.7 million for the three months ended March 31, 1998, compared to an absence of interest income in the first quarter of 1997. Interest income earned was due to the continued investment of net proceeds from the Company's initial public offering in July 1997 and net cash from operations.

     Income tax expense of $3.2 million for the three months ended March 31, 1998 represented a provision at an effective tax rate of 37.5%. The Company operated through limited partnerships at March 31, 1997, and accordingly, no provision for income taxes was required.

     Net income was $5.4 million for the three months ended March 31, 1998, compared to net income of $2.7 million for the three months ended March 31, 1997, representing an increase of $2.7 million or 100.0%.


Liquidity and Capital Resources

     The Company had approximately $58.5 million in cash, cash equivalents, restricted cash and marketable securities at March 31, 1998. The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, anticipated levels of health benefit plan subsidies and other operating cash needs. The Company has in the past sought, and may in the future seek, to raise additional capital or take other measures to increase its liquidity and capital resources. The Company currently believes that the proceeds from the initial public offering in July 1997, the current cash flow from operations, and its existing financing arrangements will be sufficient to meet its requirements through 1998. The Company may rely on these same sources, as well as public or private debt and/or equity financing to meet its long-term capital needs.

     The Company had no long-term debt as of March 31, 1998. At March 31, 1998, the Company had net working capital of $30.2 million, versus $24.4 million as of December 31, 1997, representing an improvement of $5.8 million, or 23.8%.

     The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. As of March 31, 1998, the Company had $8.5 million of restricted certificates of deposit, with original maturities of less than one year, as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans.

     Net cash provided by operating activities was $10.1 million for the three months ended March 31, 1998 compared to net cash provided by operating activities of $4.5 million for the three months ended March 31, 1997, representing an increase of $5.6 million, or 124.4%. The increase was primarily due to the increase in net income before income taxes for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

     Net cash used in investing activities was $6.5 million for the three months ended March 31, 1998, versus $.9 million the three months ended March 31, 1997. The increase of $5.6 million was due to the purchase of marketable securities and investments in the Company's facilities and technology infrastructure. During 1998, the Company anticipates total capital expenditures of approximately $8 million.

     The Company has a $20 million revolving credit facility available for acquisitions. Borrowings under the credit facility bear interest at variable rates based on the lenders' base rate or LIBOR, and are payable in December 2000. The Company has not borrowed under this credit facility.

     In addition, the Company has an arrangement to enable it to defer up to $10 million of payments to a vendor, which must be repaid by September 30, 1999. The Company has not deferred any payments under this arrangement.


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


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

      The Company is not a party to any material pending legal proceedings other than routine legal matters incidental to its business. The Company believes that the ultimate resolution of these matters would not have a material adverse effect on its financial condition or results of operations.

ITEM 2.    Changes in Securities and Use of Proceeds

     In February 1998, Mr. E. Kirk Shelton acquired 10,000 shares of Common Stock from the Company. Mr. Shelton paid a price per share of $21.89, which was equal to 85% of the closing price ($25.75) of the Company's Common Stock on February 23, 1998, the date the sale was approved by the Board of Directors of the Company. The Company sold the shares to Mr. Shelton upon reliance on exemptions from registration provided under Section 4 of the Securities Act of 1933.

ITEM 6.    Exhibits and Reports on Form 8-K

      (a)         Exhibits

EXHIBIT
  NO.                          DESCRIPTION
-------                        -----------
27                       Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  STAFF LEASING, INC.



Dated:  May 15, 1998                              BY /s/ Richard A. Goldman
-----------------------------------------------------------------------------
                                                  Richard A. Goldman
                                                  President



Dated:  May 15, 1998                              BY /s/ John E. Panning
-----------------------------------------------------------------------------
                                                  John E. Panning
                                                  Chief Financial Officer
                                                  (the Principal Financial and
                                                  Accounting Officer)