Form 10-Q
period 1998-06-30
STAFF LEASING INC
filed 1998-08-12
CIK 1035185

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

                  For the quarterly period ended June 30, 1998.

                                       or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from                 to
                                           ---------------   ----------------

                           COMMISSION FILE NO. 0-28148

                               STAFF LEASING, INC.
             (exact name of registrant as specified in its charter)

            Florida                                      65-0735612
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

      600 301 Blvd West, Suite 202
             Bradenton, FL                                 34205
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


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class of common stock             Outstanding as of July 31, 1998
      ---------------------             -------------------------------
      Par value $0.01 per share                   23,683,067

                               TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

                                                                                   Page
                                                                                   ----
      ITEM 1. Financial Statements ...........................................       3

         Unaudited Consolidated Statements of Operations for the
           Six Months Ended June 30, 1997 and 1998 .............................     3

         Unaudited Consolidated Balance Sheets as of December 31, 1997
           and June 30, 1998 ...................................................     4

         Unaudited Consolidated Statement of Changes in Shareholders'
           Equity for the Six Months Ended June 30, 1998 .......................     5

         Unaudited Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1997 and 1998 .............................     6

         Notes to Consolidated Financial Statements ..........................       7


      ITEM 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..................................      10


PART II. OTHER INFORMATION

      ITEM 1. Legal Proceedings ..............................................      15

      ITEM 6. Exhibits and Reports on Form 8-K ...............................      15


SIGNATURES ...................................................................      16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      STAFF LEASING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                   For the three months                  For the six months
                                                                      ended June 30,                       ended June 30,
                                                              -----------------------------       -----------------------------
                                                                  1997             1998               1997               1998
                                                              -----------       -----------       -----------       -----------
                                                                        (in $000's, except share and per share data)

Revenues                                                      $   448,075       $   582,211       $   850,530       $ 1,121,827
                                                              -----------       -----------       -----------       -----------
Cost of services:

   Salaries, wages and payroll taxes                              405,309           528,447           768,146         1,016,734

   Benefits, workers' compensation, state
       unemployment taxes and other costs                          20,150            25,568            39,873            50,665
                                                              -----------       -----------       -----------       -----------

             Total cost of services                               425,459           554,015           808,019         1,067,399
                                                              -----------       -----------       -----------       -----------

Gross profit                                                       22,616            28,196            42,511            54,428
                                                              -----------       -----------       -----------       -----------

Operating expenses:

   Salaries, wages and commissions                                 10,413            12,448            20,652            24,207

   Other general and administrative                                 5,509             5,334            10,896            10,615

   Depreciation and amortization                                    1,037             1,377             1,882             2,682
                                                              -----------       -----------       -----------       -----------

             Total operating expenses                              16,959            19,159            33,430            37,504
                                                              -----------       -----------       -----------       -----------

Operating income                                                    5,657             9,037             9,081            16,924

Interest income                                                        24               826                54             1,532

Interest expense                                                     (671)              (17)           (1,376)              (48)

Other expense                                                         (54)               --               (92)               --
                                                              -----------       -----------       -----------       -----------

Income before income tax provision                                  4,956             9,846             7,667            18,408

Income tax provision                                                   --             3,692                --             6,903
                                                              -----------       -----------       -----------       -----------

Net income                                                    $     4,956       $     6,154       $     7,667       $    11,505
                                                              ===========       ===========       ===========       ===========

Return on preferred interests                                 $       774       $        --       $     1,429       $        --
                                                              ===========       ===========       ===========       ===========

Net income attributable to common shareholders                $     4,182       $     6,154       $     6,238       $    11,505
                                                              ===========       ===========       ===========       ===========
Net income per share attributable
 to common shareholders
   - Basic                                                    $       .21       $       .26       $       .32       $       .49
   - Diluted                                                  $       .21       $       .25       $       .31       $       .47
                                                              ===========       ===========       ===========       ===========
Weighted average shares outstanding
   - Basic                                                         19,614            23,638            19,614            23,574
   - Diluted                                                       20,391            24,744            20,391            24,634
                                                              ===========       ===========       ===========       ===========

                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   December 31, 1997        June 30, 1998
                                                                               UNAUDITED
                                                  -------------------    --------------------
                                                  (in $000's, except share and per share data)
                            ASSETS
Current assets:
  Cash and cash equivalents                            $      21,051       $       3,375
  Marketable securities                                       19,910              50,493
  Certificates of deposit - restricted                         8,406               8,549
  Accounts receivable, net of allowance for
     doubtful accounts of $835 and $843,
     respectively                                             34,814              57,583
  Deferred income tax asset                                    4,494               3,110
  Other current assets                                         1,154               3,075
                                                       -------------       -------------
         Total current assets                                 89,829             126,185

Property and equipment, net                                   19,487              20,353
Goodwill, net of accumulated amortization
  of $3,046 and $3,413, respectively                          11,625              11,258
Deferred income tax asset                                      6,635               6,382
Other assets, net of accumulated amortization
  of $173 and $213, respectively                                 242                 213
                                                       -------------       -------------
                                                       $     127,818       $     164,391
                                                       =============       =============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued insurance premiums and health                $      19,960       $      21,773
     reserves
  Accrued payroll and payroll taxes                           36,837              56,120
  Accounts payable and other accrued liabilities               6,535               5,500
  Customer deposits and prepayments                            2,121               2,224
  Deferred income tax liability                                   --               3,662
                                                       -------------       -------------

         Total current liabilities                            65,453              89,279

Other long-term liabilities                                    1,518               1,583
Deferred income tax liability                                  2,699               2,605
Commitments and contingencies (See notes)

Shareholders' equity :
  Common stock, $.01 par value                                   235                 237
         Shares authorized:  100,000,000
         Shares issued and outstanding:
               December 31, 1997 - 23,505,358
               June 30, 1998     - 23,683,067
  Additional paid in capital                                  65,877              66,940
  Retained earnings/(Accumulated deficit)                     (7,344)              4,161
  Other                                                         (620)               (414)
                                                       -------------       -------------
         Total shareholders' equity                           58,148              70,924
                                                       -------------       -------------
                                                       $     127,818       $     164,391
                                                       =============       =============

                See notes to consolidated financial statements.

                                           STAFF LEASING, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                         UNAUDITED
                                                                                               Retained

                            Common                 Additional                                   Earnings/

                             Stock       Common      Paid In        Deferred      Shareholder  (Accumulated

                           (shares)      Stock       Capital      Compensation       Notes       Deficit)         Total
                         -------------- --------- -------------- ---------------- ------------ -------------     -------
                                                           (in $000's except share data)
Balance, January 1, 1998    23,505,358       $235    $65,877           $(431)         $(189)      $(7,344)       $58,148

Repurchase of common
  stock                        (10,000)         -        (25)                                                        (25)

Issuance of common stock        10,000          -        257                                                         257

Issuance of common
  stock through exercise
  of warrants, net of
  offering costs of $450       177,709          2        835                                                         837

Other                                                     (4)             77            129                          202

Net income                                                                                         11,505         11,505
                            ----------      -----    -------           -----           ----        ------        -------

Balance, June 30, 1998      23,683,067      $ 237    $66,940           $(354)          $(60)       $4,161        $70,924
                            ==========      =====    =======           =====           ====        ======        =======


                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                       For the six months ended
                                                                               June 30,
                                                                       -----------------------
                                                                         1997            1998
                                                                       --------       --------
                                                                              (in $000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $  7,667       $ 11,505
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                    1,882          2,682
         Decrease in deferred taxes, net                                     --          5,206
         Provision for bad debts                                            460            340
         Amortization of debt issuance costs                                243             --
         Other                                                               (7)            73
         Changes in operating working capital:
            Increase in certificates of deposit - restricted             (3,500)          (143)
            Increase in accounts receivable                             (10,384)       (23,109)
            Increase in other current assets                             (2,445)        (1,921)
            Increase (decrease) in accounts payable and other
              accrued liabilities                                         3,710         (1,035)
            Increase in accrued payroll and payroll taxes                10,635         19,283
            Increase in accrued insurance premiums and health
               reserves                                                   2,989          1,813
            Increase in customer deposits and prepayments                    41            103
         Increase in other long-term assets                                (150)           (11)
         Increase in other long-term liabilities                            315             65
                                                                       --------       --------
      Net cash provided by operating activities                          11,456         14,851
                                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities, net                                    --        (30,583)
   Capital expenditures                                                  (2,243)        (3,147)
   Proceeds from sale of assets                                               9             --
                                                                       --------       --------
      Net cash used in investing activities                              (2,234)       (33,730)
                                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions, net of shareholder notes receivable and           370             --
      issuance costs
   Proceeds from sales of common shares                                      --          1,094
   Repayment of shareholders' notes receivable                              232            134
   Repurchase and retirement of common stock                                 --            (25)
   Repurchase of shareholders' interests, including fixed return         (3,604)            --
   Repayments of capital leases                                          (3,718)            --
   Repayments of long-term debt                                          (2,500)            --
                                                                       --------       --------
      Net cash provided by (used in) financing activities                (9,220)         1,203
                                                                       --------       --------
   Net increase (decrease) in cash                                            2        (17,676)
Cash and cash equivalents - beginning of period                              12         21,051
                                                                       --------       --------
Cash and cash equivalents - end of period                              $     14       $  3,375
                                                                       ========       ========

Supplemental disclosure of cash flow information:
   Income taxes paid                                                   $     --       $  2,181
                                                                       ========       ========

   Interest paid                                                       $    973       $     10
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

2. SUBSEQUENT EVENT

      In August 1998, the Company's Board of Directors approved a program to repurchase up to two million shares of the Company's common stock. Purchases may be made from time to time depending upon the Company's stock price, and will be made primarily in the open market, but may also be made through privately negotiated transactions.

3. ACCOUNTS RECEIVABLE

   Accounts receivable consisted of the following:

                                                                December 31,     June 30,
                                                                    1997           1998
                                                                  --------       --------

Billed to clients ..........................................      $ 19,888       $ 10,789
Unbilled revenues ..........................................        15,761         47,637
                                                                  --------       --------
                                                                    35,649         58,426
      Less: Allowance for doubtful accounts ................          (835)          (843)
                                                                  --------       --------
                                                                  $ 34,814       $ 57,583
                                                                  ========       ========



4. PROPERTY AND EQUIPMENT

   Property and equipment (at cost) was comprised of the following:

                                                                December 31,     June 30,
                                                                    1997           1998
                                                                  --------       --------
Leasehold improvements .....................................      $  1,318       $  1,356
Furniture and fixtures .....................................         1,456          1,717
Vehicles ...................................................           120            120
Equipment ..................................................         1,367          1,559
Computer hardware and software .............................        20,510         23,085
                                                                  --------       --------
Total property and equipment ...............................        24,771         27,837
      Less accumulated depreciation ........................        (5,284)        (7,484)
                                                                  --------       --------
                                                                  $ 19,487       $ 20,353
                                                                  ========       ========

      For the three and six months ended June 30, 1998 depreciation expense was $1,174 and $2,275, respectively.

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

      The Company's employer and health care operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the U.S. However, the regulatory environment for professional employer organizations ("PEOs") is an evolving area due to uncertainties resulting from the non-traditional employment relationships. Many Federal and state laws relating to tax and employment matters were enacted prior to the development of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the "Code"), the tax qualified status of the Company's 401(k) retirement plan as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company may no longer be able to assume the client's Federal employment tax withholding obligations. Any adverse developments in the above noted areas could have a material effect on the Company's financial condition and future results of operations.

6. RELATED PARTIES

      Staff Leasing has a five-year employment contract with a shareholder, which requires annual payments of $362. This agreement will terminate in November of 1998. For the three and six months ended June 30, 1998, $85 and $171 respectively, of expense was recorded under this agreement. In addition, lease expense related to certain automobile leases was paid to an entity owned by this same shareholder totaling $16 and $21 respectively, for the three and six months ended June 30, 1998.


7. INCOME TAXES

         The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the income tax bases of the Company's assets and liabilities.

         The Company's effective tax rate provides for Federal and state income taxes. The effective tax rate for the three and six months ended June 30, 1998 was 37.5%. Prior to July 1997, the Company operated through limited partnerships for Federal and state income tax purposes. Accordingly, all earnings or losses were passed directly to the partners and no provision for income taxes was required.


8. EQUITY

         In April 1998, certain shareholders of the Company completed an underwritten secondary offering of 3.1 million shares of common stock of the Company. In connection with this offering, 177,709 shares of common stock were issued by the Company upon the exercise of warrants that were sold to the underwriters by certain selling shareholders. The Company received approximately $1,285 from the exercise of the warrants and paid approximately $450 of expenses associated with this secondary offering.

9. EARNINGS PER SHARE ("EPS")

      The potential common stock equivalents included in the diluted weighted average shares outstanding for the three and six months ended June 30, 1997 and 1998, related to warrants issued in connection with the Company's reorganization and initial public offering. The warrants calculated as common stock equivalents totaled 776,352 for the three and six months ended June 30, 1997 and totaled 876,945, and 856,793 respectively, for the three and six months ended June 30, 1998. Also included as potential common stock equivalents for diluted weighted average shares outstanding were options granted in connection with the Company's stock option plan, which totaled 228,989 and 204,008, respectively, for the three and six months ended June 30, 1998.

                      STAFF LEASING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

 The reconciliation of net income attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the six months ended June 30, 1997 and 1998 is as follows:

                                                      Income              Shares         Per Share
                                                    (Numerator)       (Denominator)       Amount
                                                    -----------      -----------------  ------------
                                                    (in $000's)         (in 000's)
FOR THE THREE MONTHS ENDED JUNE 30, 1997:
Net income                                           $ 4,956
Less:  Return on preferred interests                    (774)
                                                     -------
Basic EPS :
Net income attributable to common
  shareholders                                       $ 4,182             19,614             $.21
                                                     =======                                ====
Effect of dilutive securities:
Warrants                                                                    777
                                                                         ------
Diluted EPS :
Net income attributable to common
  shareholders                                       $ 4,182             20,391             $.21
                                                     =======             ======             ====

FOR THE SIX MONTHS ENDED JUNE 30, 1997:
Net income                                           $ 7,667
Less:  Return on preferred interests                  (1,429)
                                                     -------
Basic EPS :
Net income attributable to common
  shareholders                                       $ 6,238             19,614             $.32
                                                     =======                                ====
Effect of dilutive securities:
Warrants                                                                    777
                                                                         ------
Diluted EPS :
Net income attributable to common
  shareholders                                       $ 6,238             20,391             $.31
                                                     =======             ======             ====

FOR THE THREE MONTHS ENDED JUNE 30, 1998:
Basic EPS :
Net income                                           $ 6,154             23,638             $.26
                                                     =======                                ====
Effect of dilutive securities:
Warrants                                                                    877
Options                                                                     229
                                                                         ------
Diluted EPS :
Net income attributable to common
  shareholders                                       $ 6,154             24,744             $.25
                                                     =======             ======             ====


FOR THE SIX MONTHS ENDED JUNE 30, 1998:
Basic EPS :
Net income                                           $11,505             23,574             $.49
                                                     =======                                ====
Effect of dilutive securities:
Warrants                                                                    856
Options                                                                     204
                                                                         ------
Diluted EPS :
Net income attributable to common
  shareholders                                       $11,505             24,634             $.47
                                                     =======             ======             ====

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

 The Company is the largest professional employer organization ("PEO") in the United States. At June 30, 1998, the Company served over 9,900 clients with approximately 120,000 worksite employees. With 40 branches located in Florida, Texas, Georgia, Arizona, Minnesota and North Carolina, the Company provides a broad range of services, including payroll administration, risk management, benefits administration, unemployment and human resource consulting.

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

      OPERATING EXPENSES. Operating expenses consist primarily of salaries, wages and commissions associated with the Company's internal employees, and general and administrative expenses. Over the past several years, the Company has experienced an increase in its operating expenses as the Company has expanded its senior management, sales and marketing staff, payroll processing operations and client and worksite employee service functions. The Company expects that its fixed operating expenses in the future will increase at less than the rate of growth of revenues.

      INCOME TAXES. The Company's effective tax rate for the three and six months ended June 30, 1998 was 37.5%. Prior to July 1997, the Company operated through limited partnerships for Federal and state income tax purposes, and therefore, no income tax provision was required. The Company's 1998 estimated effective tax rate for financial reporting purposes differs from the statutory Federal rate of 35% primarily because of state income taxes and tax credits.

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

RESULTS OF OPERATIONS

 The following table presents the Company's results of operations for the three and six months ended June 30, 1997 and 1998, expressed as a percentage of revenues:

                                                       FOR THE THREE             FOR THE SIX
                                                        MONTHS ENDED             MONTHS ENDED
                                                          JUNE 30,                 JUNE 30,
                                                     ------------------       ------------------
                                                     1997         1998        1997         1998
                                                     ----         ----        ----         ----
Revenues ....................................        100.0%       100.0%      100.0%       100.0%

Cost of services:
  Salaries, wages and payroll taxes .........         90.5         90.8        90.3         90.6
  Benefits, workers' compensation, state
    unemployment taxes and other costs ......          4.5          4.4         4.7          4.5
                                                     -----        -----       -----        -----
         Total cost of services .............         95.0         95.2        95.0         95.1
                                                     -----        -----       -----        -----
Gross profit ................................          5.0          4.8         5.0          4.9
                                                     -----        -----       -----        -----
Operating expenses:
  Salaries, wages and commissions ...........          2.3          2.1         2.4          2.2
  Other general and administrative ..........          1.2           .9         1.3          1.0
  Depreciation and amortization .............           .2           .3          .2           .2
                                                     -----        -----       -----        -----
         Total operating costs ..............          3.7          3.3         3.9          3.4
                                                     -----        -----       -----        -----
Operating (loss) income .....................          1.3          1.5         1.1          1.5
Interest income .............................           --           .1          --           .1
Interest expense ............................          (.2)          --         (.2)          --
                                                     -----        -----       -----        -----
Income (loss) before income taxes ...........          1.1          1.6          .9          1.6
Income tax provision ........................           --           .6          --           .6
                                                     -----        -----       -----        -----
Net income (loss) ...........................          1.1          1.0          .9          1.0
                                                     =====        =====       =====        =====

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

      Revenues were $582.2 million for the three months ended June 30, 1998, compared to $448.1 million for the three months ended June 30, 1997, representing an increase of $134.1 million, or 29.9%. This increase was due primarily to an increased number of clients and worksite employees. From June 30, 1997 to June 30, 1998, the number of clients increased 16.2% from 8,582 to 9,972. The number of worksite employees increased 21.6%, from 98,622 to 119,895. Revenue growth exceeded headcount growth by 8.3%, due in part, to the effects of wage inflation caused by tightened labor markets, which encourage clients to utilize more fully their existing employee base, and higher average wages in the Company's expansion states. The increase in the number of clients and worksite employees was the result of continuing sales and marketing efforts in existing markets, as well as the development of new markets. The Company opened two new sales offices in the second quarter of 1998. Three new sales offices were opened in the second quarter of 1997.

      Cost of services was $554.0 million for the three months ended June 30, 1998, compared to $425.5 million for the three months ended June 30, 1997, representing an increase of $128.5 million, or 30.2%. Cost of services was 95.2% and 95.0% of revenues for the three months ended June 30, 1998 and 1997, respectively.

      Salaries, wages and payroll taxes of worksite employees were $528.4 million for the three months ended June 30, 1998, compared to $405.3 million for the three months ended June 30, 1997, representing an increase of $123.1 million, or 30.4%.

     Benefits, workers' compensation, state unemployment taxes and other costs were $25.6 million for the three months ended June 30, 1998, compared to $20.2 million for the three months ended June 30, 1997, representing an increase of $5.4 million, or 26.7%. Benefits, workers' compensation, state unemployment taxes and other costs were 4.4% of revenues for the three months ended June 30, 1998, compared to 4.5% for the three months ended June 30, 1997. The rate of increase was lower than the growth in revenues due to: (i) a 2.7% reduction in the workers' compensation premium rate implemented in the fourth quarter of 1997 and (ii) state unemployment tax rate reductions effective in 1998 for various states.

      Gross profit was $28.2 million for the three months ended June 30, 1998, compared to $22.6 million for the three months ended June 30, 1997, representing an increase of $5.6 million, or 24.8%. This increase is less than the increase in revenues due to the Company's continued expansion into states with lower gross profit margins than Florida, including competitive workers' compensation pricing in Texas and Georgia. Gross profit per employee for the three months ended June 30, 1998 was $235, versus $229 for the three months ended June 30, 1997, an increase of 2.6%. Gross profit was 4.8% and 5.0% of revenues for the three months ended June 30, 1998 and 1997, respectively.

      Operating expenses were $19.2 million for the three months ended June 30, 1998, compared to $17.0 million for the three months ended June 30, 1997, representing an increase of $2.2 million, or 12.9%. Operating expenses were 3.3% of revenues for the three months ended June 30, 1998, compared to 3.7% for the three months ended June 30, 1997.

      Salaries, wages and commissions were $12.4 million for the three months ended June 30, 1998, compared to $10.4 million for the three months ended June 30, 1997, representing an increase of $2.0 million, or 19.2%. This increase was due primarily to an increase in corporate personnel that support the Company's expanded operations and additional sales staff located in its branch offices. Salaries, wages and commissions were 2.1% of revenues for the three months ended June 30, 1998, compared to 2.3% for the three months ended June 30, 1997.

      Other general and administrative expenses were $5.3 million for the three months ended June 30, 1998, compared to $5.5 million for the three months ended June 30, 1997, representing a decrease of $.2 million, or (3.6%). Other general and administrative expenses were .9% of revenues for the three months ended June 30, 1998, compared to 1.2% for the three months ended June 30, 1997.

      Depreciation and amortization expenses increased by $.3 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997, representing an increase of 30.0%. This increase was primarily the result of the Company's investment in management information systems. Amortization of capitalized software costs associated with the Company's implementation of new payroll processing and management information systems began July 1997, when the systems became operational. These costs are being amortized over a seven-year period.

      Interest expense was minimal for the three months ended June 30, 1998, compared to $.7 million for the three months ended June 30, 1997, a decrease of $.7 million, or (100.0%). The decrease was due to the repayment of the Company's long-term borrowings at the beginning of July 1997.

      Interest income was $.8 million for the three months ended June 30, 1998, compared to negligible interest income in the first quarter of 1997. Interest income resulted from the continued investment of net proceeds from the Company's initial public offering in July 1997 and net cash provided by operating activities.

      Income tax expense of $3.7 million for the three months ended June 30, 1998 represented a provision at an effective tax rate of 37.5%. The Company operated through limited partnerships at June 30, 1997, and accordingly, no provision for income taxes was required.

      Net income was $6.2 million for the three months ended June 30, 1998, compared to net income of $5.0 million for the three months ended June 30, 1997, representing an increase of $1.2 million or 24.0%.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

      Revenues were $1,121.8 million for the six months ended June 30, 1998, compared to $850.5 million for the six months ended June 30, 1997, representing an increase of $271.3 million, or 31.9%. This increase was due primarily to an increased number of clients and worksite employees. From June 30, 1997 to June 30, 1998, the number of clients increased 16.2% from 8,582 to 9,972. The number of worksite employees increased 21.6%, from 98,622 to 119,895. Revenue growth exceeded headcount growth by 10.3%, due in part, to the effects of wage inflation caused by tightened labor markets, which encourage clients to utilize more fully their existing employee base, and higher average wages in the Company's expansion states.

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

      Cost of services was $1,067.4 million for the six months ended June 30, 1998, compared to $808.0 million for the six months ended June 30, 1997, representing an increase of $259.4 million, or 32.1%. Cost of services was 95.1% and 95.0% of revenues for the six months ended June 30, 1998 and 1997, respectively.

      Salaries, wages and payroll taxes of worksite employees were $1,016.7 million for the six months ended June 30, 1998, compared to $768.1 million for the six months ended June 30, 1997, representing an increase of $248.6 million, or 32.4%.

      Benefits, workers' compensation, state unemployment taxes and other costs were $50.7 million for the six months ended June 30, 1998, compared to $39.9 million for the six months ended June 30, 1997, representing an increase of $10.8 million, or 27.1%.Benefits, workers' compensation, state unemployment taxes and other costs were 4.5% of revenues for the six months ended June 30, 1998, compared to 4.7% for the six months ended June 30, 1997. The rate of increase was lower than the growth in revenues due to: (i) a 2.7% reduction in the workers' compensation premium rate implemented in the fourth quarter of 1997 and (ii) state unemployment tax rate reductions effective in 1998 for various states.

      Gross profit was $54.4 million for the six months ended June 30, 1998, compared to $42.5 million for the six months ended June 30, 1997, representing an increase of $11.9 million, or 28.0%. This increase is less than the increase in revenues due to the Company's continued expansion into states with lower margins than Florida, as well as competitive pricing in its current markets. Gross profit was 4.9% of revenues for the six months ended June 30, 1998 and 5.0% of revenues for the six months ended June 30, 1997.

      Operating expenses were $37.5 million for the six months ended June 30, 1998, compared to $33.4 million for the six months ended June 30, 1997, representing an increase of $4.1 million, or 12.3%. This increase is less than the growth in gross profit due to the Company's continued leverage of its corporate management and operating infrastructure. Operating expenses were 3.3% of revenues for the six months ended June 30, 1998, compared to 3.9% for the six months ended June 30, 1997.

      Salaries, wages and commissions were $24.2 million for the six months ended June 30, 1998, compared to $20.7 million for the six months ended June 30, 1997, representing an increase of $3.5 million, or 16.9%. This increase was due primarily to an increase in corporate personnel that support the Company's expanded operations and additional sales staff located in its branch offices. Salaries, wages and commissions were 2.2% of revenues for the six months ended June 30, 1998, compared to 2.4% for the six months ended June 30, 1997.

      Other general and administrative expenses were $10.6 million for the six months ended June 30, 1998, compared to $10.9 million for the six months ended June 30, 1997, representing a decrease of $.3 million, or (2.8%). Other general and administrative expenses were .9% of revenues for the six months ended June 30, 1998, compared to 1.3% for the six months ended June 30, 1997.

      Depreciation and amortization expenses increased by $.8 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997, representing an increase of 42.1%. This increase was primarily the result of the Company's investment in management information systems. Amortization of capitalized software costs associated with the Company's implementation of new payroll processing and management information systems began July 1997, when the systems became operational. These costs are being amortized over a seven-year period.

      Interest expense was minimal for the six months ended June 30, 1998, compared to $1.4 million for the six months ended June 30, 1997, a decrease of $1.4 million, or (100.0%). The decrease was due to the repayment of the Company's long-term borrowings at the beginning of July 1997.

      Interest income was $1.5 million for the six months ended June 30, 1998, compared to $.1 million of interest income for the first half of 1997, an increase of $1.4 million. Interest income resulted from the continued investment of net proceeds from the Company's initial public offering in July 1997 and net cash from operations.

      Income tax expense of $6.9 million for the six months ended June 30, 1998 represented a provision at an effective tax rate of 37.5%. The Company operated through limited partnerships at June 30, 1997, and accordingly, no provision for income taxes was required.

      Net income was $11.5 million for the six months ended June 30, 1998, compared to net income of $7.7 million for the six months ended June 30, 1997, representing an increase of $3.8 million or 49.4%.

Liquidity and Capital Resources

      The Company had approximately $62.4 million in cash, cash equivalents, restricted cash and marketable securities at June 30, 1998. The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, anticipated levels of health benefit plan subsidies and other operating cash needs. The Company has in the past sought, and may in the future seek, to raise additional capital or take other measures to increase its liquidity and capital resources. The Company currently believes that the proceeds from the initial public offering in July 1997, the current cash flow from operations, and its existing financing arrangements will be sufficient to meet its requirements through 1998. The Company may rely on these same sources, as well as public or private debt and/or equity financing to meet its long-term capital needs.

      The Company had no long-term debt as of June 30, 1998. At June 30, 1998, the Company had net working capital of $36.9 million, versus $24.4 million as of December 31, 1997, representing an improvement of $12.5 million, or 51.4%.

      The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. As of June 30, 1998, the Company had $8.5 million of restricted certificates of deposit, with original maturities of less than one year, as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans.

      Net cash provided by operating activities was $14.9 million for the six months ended June 30, 1998 compared to net cash provided by operating activities of $11.6 million for the six months ended June 30, 1997, representing an increase of $3.3 million, or 28.4%. The increase was primarily due to the increase in net income before income taxes for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

      Net cash used in investing activities was $33.7 million for the six months ended June 30, 1998. Of this amount, 30.6 million was for to the purchase of interest-bearing marketable securities. During 1998, the Company anticipates total capital expenditures of approximately $8 million, of which $3.1 million has been spent year-to-date June 30, 1998.

      Net cash provided by financing activities for the six months ended June 30, 1998 was $1.2 million, which primarily resulted from the exercise of warrants in connection with the Company's secondary offering in the second quarter.

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


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

      While the Company is involved from time to time in routine legal matters incidental to its business, there are presently no material litigation proceedings pending against the Company.

ITEM 6.    Exhibits and Reports on Form 8-K

EXHIBIT
  NO.                      DESCRIPTION
-------      -------------------------------------------------------------
27.2 (a)     Financial Data Schedule for the quarter ended June 30, 1997
27.2 (b)     Financial Data Schedule for the six months ended June 30, 1997
27.3 (a)     Financial Data Schedule for the quarter ended June 30, 1998
27.3 (b)     Financial Data Schedule for the six months ended June 30, 1998

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STAFF LEASING, INC.



Dated:  August 12, 1998                   BY /s/ Richard A. Goldman
-------------------------------------------------------------------------------
                                          Richard A. Goldman
                                          President



Dated:  August 12, 1998                   BY /s/ John E. Panning
-------------------------------------------------------------------------------
                                          John E. Panning
                                          Chief Financial Officer
                                          (the Principal Financial and
                                          Accounting Officer)