Form 10-Q
period 1998-09-30
STAFF LEASING INC
filed 1998-11-12
CIK 1035185

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

                 For the quarterly period ended September 30, 1998.

                                      or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ________________ to__________________

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


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class of common stock                         Outstanding as of October 31, 1998
---------------------                         ----------------------------------
Par value $0.01 per share                                 22,471,067

                              TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION                                        Page

      ITEM 1.   Financial Statements .........................................    3

         Unaudited Consolidated Statements of Operations for the Three and
           Nine Months Ended September 30, 1997 and 1998 .....................    3

         Unaudited Consolidated Balance Sheets as of December 31, 1997
           and September 30, 1998 ............................................    4

         Unaudited Consolidated Statement of Changes in Shareholders'
           Equity for the Nine Months Ended September 30, 1998 ...............    5

         Unaudited Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1997 and 1998 .....................    6

         Notes to Consolidated Financial Statements ..........................    7


      ITEM 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  ..................................   10


PART II. OTHER INFORMATION

      ITEM 1.   Legal Proceedings ............................................   16

      ITEM 6.   Exhibits and Reports on Form 8-K .............................   16


SIGNATURES ...................................................................   17

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                      STAFF LEASING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                 For the three months             For the nine months
                                                                  ended September 30,             ended September 30,
                                                              -------------------------       -----------------------------
                                                                 1997            1998             1997              1998
                                                              ---------       ---------       -----------       -----------
                                                                        (in $000's, except share and per share data)
Revenues                                                      $ 480,902       $ 607,342       $ 1,331,432       $ 1,729,169
                                                              ---------       ---------       -----------       -----------

Cost of services:

   Salaries, wages and payroll taxes                            435,101         551,888         1,203,247         1,568,621

   Benefits, workers' compensation, state unemployment
       taxes and other costs                                     20,096          26,678            59,969            77,343
                                                              ---------       ---------       -----------       -----------

             Total cost of services                             455,197         578,566         1,263,216         1,645,964
                                                              ---------       ---------       -----------       -----------

Gross profit                                                     25,705          28,776            68,216            83,205
                                                              ---------       ---------       -----------       -----------

Operating expenses:

   Salaries, wages and commissions                               10,313          12,907            30,965            37,115

   Other general and administrative                               5,203           5,358            16,099            15,973

   Depreciation and amortization                                  1,366           1,525             3,248             4,207
                                                              ---------       ---------       -----------       -----------

             Total operating expenses                            16,882          19,790            50,312            57,295
                                                              ---------       ---------       -----------       -----------

Operating income                                                  8,823           8,986            17,904            25,910

Interest income                                                     525             909               579             2,441

Interest expense                                                   (762)            (20)           (2,138)              (68)

Other income (expense)                                                1              --               (91)               --
                                                              ---------       ---------       -----------       -----------

Income before income tax provision
                                                                  8,587           9,875            16,254            28,283

Income tax provision                                                 --           3,701                --            10,604
                                                              ---------       ---------       -----------       -----------

Net income                                                    $   8,587       $   6,174       $    16,254       $    17,679
                                                              =========       =========       ===========       ===========

Return on preferred interests                                 $     962       $      --       $     2,391       $        --
                                                              =========       =========       ===========       ===========
Net income attributable to common shareholders
                                                              $   7,625       $   6,174       $    13,863       $    17,679
                                                              =========       =========       ===========       ===========
Net income per share attributable to common shareholders
   - Basic
   - Diluted                                                  $     .32       $     .26       $       .66       $       .75
                                                              $     .31       $     .26       $       .63       $       .72
                                                              =========       =========       ===========       ===========
Weighted average shares outstanding
   - Basic                                                       23,514          23,321            20,941            23,488
   - Diluted                                                     24,484          24,133            21,861            24,478
                                                              =========       =========       ===========       ===========

                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   December 31, 1997       September 30, 1998
                                                                                UNAUDITED
                                                   ------------------      ------------------
                                                  (in $000's, except share and per share data)
                            ASSETS
Current assets:
  Cash and cash equivalents                                $  21,051       $      17
  Marketable securities                                       19,910          41,810
  Certificates of deposit - restricted                         8,406           8,321
  Accounts receivable, net of allowance for
     doubtful accounts of $835 and $844, respectively         34,814          63,186
  Deferred income tax asset                                    4,494           3,699
  Other current assets                                         1,154           4,045
                                                           ---------        --------
         Total current assets                                 89,829         121,078

Property and equipment, net                                   19,487          23,685
Goodwill, net of accumulated amortization
  of $3,046 and $3,596, respectively                          11,625          11,075
Deferred income tax asset                                      6,635           5,747
Other assets, net of accumulated amortization
  of $173 and $233, respectively                                 242             340
                                                           ---------        --------
                                                           $ 127,818        $161,925
                                                           =========        ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued insurance premiums and health
     reserves                                              $  19,960        $ 23,048
  Accrued payroll and payroll taxes                           36,837          59,286
  Accounts payable and other accrued liabilities               6,535           5,146
  Customer deposits and prepayments                            2,121           2,772
  Deferred income tax liability                                   --           7,325
                                                           ---------        --------

         Total current liabilities                            65,453          97,577

Other long-term liabilities                                    1,518           1,526
Deferred income tax liability                                  2,699           2,168

Commitments and contingencies (See notes)

Shareholders' equity :
  Common stock, $.01 par value                                   235             225
         Shares authorized: 100,000,000
         Shares issued and outstanding:
               December 31, 1997 - 23,505,358
               September 30, 1998 - 22,486,067
  Additional paid in capital                                  65,877          50,473
  Retained earnings/(Accumulated deficit)                     (7,344)         10,335
  Other                                                         (620)           (379)
                                                           ---------        --------
         Total shareholders' equity                           58,148          60,654
                                                           ---------        --------
                                                           $ 127,818        $161,925
                                                           =========        ========

                 See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    UNAUDITED


                                                                                                         Retained
                                     Common                 Additional                                   Earnings/
                                     Stock       Common       Paid In        Deferred     Shareholder   (Accumulated
                                    (shares)      Stock       Capital      Compensation      Notes        Deficit)         Total
                                 --------------- --------  -------------- --------------- ------------  -------------  -------------
                                                                    (in $000's except share data)
Balance, January 1, 1998            23,505,358        $235    $65,877           $(431)        $(189)       $(7,344)       $58,148

Repurchase of common stock          (1,207,000)        (12)   (17,306)                                                    (17,318)

Issuance of common stock                10,000           -        257                                                         257

Issuance of common
    stock through exercise of
    warrants, net of offering
    costs of $450                      177,709           2        835                                                         837

Tax benefit of restricted
    stock plan vesting                                            814                                                         814

Other                                                              (4)            112           129                           237

Net income                                                                                                  17,679         17,679
                                    ----------        ----    -------           -----         -----        -------        -------

Balance,
September 30, 1998                  22,486,067       $ 225    $50,473           $(319)         $(60)       $10,335        $60,654
                                    ==========       =====    =======           =====          ====        =======        =======


                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                 For the nine months ended
                                                                                       September 30,
                                                                          -----------------------------------------
                                                                                 1997                  1998
                                                                          --------------------   ------------------
                                                                                        (in $000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $ 16,254           $  17,679
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                            3,248               4,207
          Decrease in deferred taxes, net                                           -                  9,292
          Provision for bad debts                                                    640                 500
          Amortization of debt issuance costs                                        957                   -
          Fixed asset obsolescence                                                   783                   -
          Other                                                                      152                 117
          Changes in operating working capital:
             (Increase) decrease in certificates of deposit -
               restricted                                                         (8,250)                 85
             Increase in accounts receivable                                     (15,492)            (28,872)
             Increase in other current assets                                       (350)             (2,891)
             Decrease in accounts payable and other accrued
               liabilities                                                        (2,648)             (1,389)
             Increase in accrued payroll and payroll taxes                        13,943              22,449
             Increase in accrued insurance premiums and health
                reserves                                                           5,812               3,088
             Increase in customer deposits and prepayments                           628                 651
          Increase in other long-term assets                                        (168)               (159)
          (Decrease) increase in other long-term
             liabilities                                                            (201)                  8
                                                                          --------------------   ------------------
       Net cash provided by operating activities                                  15,308              24,765
                                                                          --------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities, net                                        (4,949)            (21,900)
    Capital expenditures                                                          (4,702)             (7,809)
                                                                          --------------------   ------------------
       Net cash used in investing activities                                      (9,651)            (29,709)
                                                                          --------------------   ------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions, net of shareholder notes receivable and
       issuance costs                                                                370                   -
    Proceeds from sale of common shares, net                                      61,038               1,094
    Repayment of shareholders' notes receivable                                      544                 134
    Repurchase and retirement of common stock                                        (69)            (17,318)
    Repurchase of shareholders' interests, including fixed return                (19,788)                  -
    Repayments of capital leases                                                  (3,746)                  -
    Repayments of long-term debt                                                 (17,700)                  -
                                                                          --------------------   ------------------
       Net cash provided by (used in) financing activities                        20,649             (16,090)
                                                                          --------------------   ------------------

    Net increase (decrease) in cash                                               26,306             (21,034)

Cash and cash equivalents - beginning of period                                       12              21,051
                                                                          ====================   ==================
Cash and cash equivalents - end of period                                      $  26,318            $     17
                                                                          ====================   ==================

Supplemental disclosure of cash flow information:
    Income taxes paid                                                          $    -               $  2,894
                                                                          ====================   ==================

    Interest paid                                                              $   1,020            $     56
                                                                          ====================   ==================

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


2. ACCOUNTS RECEIVABLE

   Accounts receivable consisted of the following:

                                                December 31,  September 30,
                                                   1997           1998
Billed to clients .........................      $ 19,888       $ 11,590
Unbilled revenues .........................        15,761         52,440
                                                 --------       --------
                                                   35,649         64,030
      Less: Allowance for doubtful accounts          (835)          (844)
                                                 --------       --------
                                                 $ 34,814       $ 63,186
                                                 ========       ========


3. PROPERTY AND EQUIPMENT

   Property and equipment (at cost) was comprised of the following:

                                        December 31,  September 30,
                                           1997           1998
Leasehold improvements ............      $  1,318       $  1,527
Furniture and fixtures ............         1,456          2,283
Vehicles ..........................           120            120
Equipment .........................         1,367          1,667
Computer hardware and software ....        20,510         26,893
                                         --------       --------
Total property and equipment ......        24,771         32,490
      Less accumulated depreciation        (5,284)        (8,805)
                                         --------       --------

                                         $ 19,487       $ 23,685
                                         ========       ========

   For the three and nine months ended September 30, 1998 depreciation expense was $1,322 and $3,597 respectively.

                      STAFF LEASING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (in $000's, except share and per share data)

4. COMMITMENTS AND CONTINGENCIES

   The Company is a party to certain pending claims which have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved.

   The Company's professional employer operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the U.S. However, the regulatory environment for professional employer organizations ("PEOs") is an evolving area due to uncertainties resulting from the non-traditional employment relationships. Many Federal and state laws relating to tax and employment matters were enacted prior to the development of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the "Code"), the tax qualified status of the Company's 401(k) retirement plan as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company may no longer be able to assume the client's Federal employment tax withholding obligations. Any adverse developments in the above noted areas could have a material effect on the Company's financial condition and future results of operations.


5. RELATED PARTIES

      Staff Leasing has a five-year employment contract with a shareholder, which requires annual payments of $362. This agreement will terminate in November 1998. For the three and nine months ended September 30, 1998, $84 and $240 respectively, of expense was recorded under this agreement. In addition, lease expense related to certain automobile leases was paid to an entity owned by this same shareholder totaling $0 and $21 respectively, for the three and nine months ended September 30, 1998.


6. INCOME TAXES

         The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the income tax bases of the Company's assets and liabilities.

         The Company's effective tax rate provides for Federal and state income taxes. The effective tax rate for the three and nine months ended September 30, 1998 was 37.5%. Prior to July 1997, the Company operated through limited partnerships for Federal and state income tax purposes, and therefore, no income tax provision was required. Beginning in July 1997 and ending September 30, 1997, taxable income generated by the partnerships was allocated to the former general partner and not to the Company in accordance with the Partnership agreement and applicable tax rules and regulations. Accordingly, no provision or benefit for Federal and state income taxes was recorded.


7. EQUITY

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

      In August 1998, the Company's Board of Directors approved a program to repurchase up to two million shares of the Company's common stock. Purchases may be made from time to time depending upon the Company's stock price, and will be made primarily in the open market, but may also be made through privately negotiated transactions. During August and September, approximately 1.2 million shares were repurchased at a total cost of $17,293.


8. EARNINGS PER SHARE ("EPS")

      The common stock equivalents included in the diluted weighted average shares outstanding for the three and nine months ended September 30, 1997 and 1998, related to warrants issued in connection with the Company's reorganization and initial public offering. The warrants calculated as common stock equivalents totaled 881,118 and 832,978 respectively, for the three and nine months ended September 30, 1997 and totaled 741,792 and 825,188 respectively, for the three and nine months ended September 30, 1998. Also included as potential common stock equivalents for diluted weighted average shares outstanding were options granted in connection with the Company's stock option plan. The options calculated as common stock equivalents totaled 89,156 and 86,274 respectively, for the three and nine months ended September 30, 1997 and totaled 70,099 and 164,922, respectively, for the three and nine months ended September 30, 1998.

                      STAFF LEASING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   The reconciliation of net income attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 1997 and 1998 is as follows:

                                                       Income               Shares       Per Share
                                                    (Numerator)         (Denominator)      Amount
                                                    -----------         -------------      ------
                                                    (in $000's)          (in 000's)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997:
Net income                                         $    8,587
Less:  Return on preferred interests                     (962)
                                                   ----------
Basic EPS :
Net income attributable to common
  shareholders                                     $    7,625              23,514        $  .32
                                                   ==========                            ======
Effect of dilutive securities:
Warrants                                                                      881
Options                                                                        89
                                                                           ------
Diluted EPS :
Net income attributable to common
  shareholders                                     $    7,625              24,484        $  .31
                                                   ==========                            ======

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997:
Net income                                         $   16,254
Less:  Return on preferred interests                   (2,391)
                                                   ----------
Basic EPS :
Net income attributable to common
  shareholders                                     $   13,863              20,941        $  .66
                                                   ==========                            ======
Effect of dilutive securities:
Warrants                                                                      833
Options                                                                        87
                                                                           ------
Diluted EPS :
Net income attributable to common
  shareholders                                     $   13,863              21,861        $  .63
                                                   ==========              ======        ======

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998:
Basic EPS :
Net income attributable to common
  shareholders                                     $    6,174              23,321        $  .26
                                                   ==========                            ======
Effect of dilutive securities:
Warrants                                                                      742
Options                                                                        70
                                                                           ------
Diluted EPS :
Net income attributable to common
  shareholders                                     $    6,174              24,133        $  .26
                                                   ==========              ======        ======


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:
Basic EPS :
Net income attributable to common
  shareholders                                     $   17,679              23,488        $  .75
                                                   ==========                            ======
Effect of dilutive securities:
Warrants                                                                      825
Options                                                                       165
                                                                           ------
Diluted EPS :
Net income attributable to common
  shareholders                                     $   17,679              24,478        $  .72
                                                   ==========              ======        ======

ITEM 2.
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                 CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

   The Company is the largest professional employer organization ("PEO") in the United States. At September 30, 1998, the Company served over 10,400 clients with approximately 123,000 worksite employees. With 43 branches located in Florida, Texas, Georgia, Arizona, Minnesota, North Carolina and Tennessee, the Company provides a broad range of services, including payroll administration, risk management, benefits administration, unemployment and human resource consulting.

      REVENUES. Revenues consist of charges by the Company for the salaries and wages of the worksite employees (including the employee-paid portion of health and other benefits), its service fee and the clients' portion of health and retirement benefits provided to the worksite employees. These charges are invoiced to the client at the time of each periodic payroll. The service fee covers the cost of certain employment-related taxes, workers' compensation insurance coverage and administrative and field services provided by the Company to the client, including payroll administration and safety, human resource and regulatory compliance consultation. Salaries and wages of worksite employees are affected by the inflationary effects on wage levels, including the effect of increases in the Federal minimum wage, and by competition in the labor markets in which the Company operates. Fluctuations in salaries and wages resulting from these factors have a proportionate impact on the Company's service fee, which is invoiced as a percentage of salaries and wages.

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

      INCOME TAXES. The Company's effective tax rate for the three and nine months ended September 30, 1998 was 37.5%. The Company's 1998 estimated effective tax rate for financial reporting purposes differs from the statutory Federal rate of 35% primarily because of state income taxes and tax credits. Prior to July 1997, the Company operated through limited partnerships for Federal and state income tax purposes, and therefore, no income tax provision was required. Beginning in July 1997 and ending September 30, 1997, taxable income generated by the partnerships was allocated to the former general partner and not to the Company in accordance with the Partnership agreement and applicable tax rules and regulations. Accordingly, no provision or benefit for Federal and state income taxes was recorded.

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

RESULTS OF OPERATIONS

   The following table presents the Company's results of operations for the three and nine months ended September 30, 1997 and 1998, expressed as a percentage of revenues:

                                                        FOR THE THREE              FOR THE NINE
                                                         MONTHS ENDED              MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                         1997      1998            1997     1998
                                                         ----      ----            ----     ----
Revenues...................................              100.0%    100.0%          100.0%   100.0%
Cost of services:
  Salaries, wages and payroll taxes........               90.5      90.9            90.4     90.7
  Benefits, workers' compensation, state
     unemployment taxes and other costs....                4.2       4.4             4.5      4.5
                                                        ------    ------           -----    -----


          Total cost of services...........               94.7      95.3            94.9     95.2
                                                        ------    ------           -----    -----

Gross profit...............................                5.3       4.7             5.1      4.8
                                                        ------    ------           -----    -----

Operating expenses:
  Salaries, wages and commissions..........                2.1       2.1             2.3      2.2
  Other general and administrative.........                1.1        .9             1.2       .9
  Depreciation and amortization............                 .3        .2              .3       .2
                                                        ------    ------           -----    -----

Total operating costs......................                3.5       3.2             3.8      3.3
                                                        ------    ------           -----    -----

Operating income...........................                1.8       1.5             1.3      1.5
Interest income ...........................                 .1        .1               -       .1
Interest expense...........................                (.1)        -             (.1)       -
                                                        ------    ------           -----    -----

Income before income taxes.................                1.8       1.6             1.2      1.6
Income tax provision.......................                  -        .6               -       .6
                                                        ------    ------           -----    -----

Net income.................................                1.8%      1.0%            1.2%     1.0%
                                                        ======    ======           =====    =====


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      Revenues were $607.3 million for the three months ended September 30, 1998, compared to $480.9 million for the three months ended September 30, 1997, representing an increase of $126.4 million, or 26.3%. This increase was due primarily to an increased number of clients and worksite employees. From September 30, 1997 to September 30, 1998, the number of clients increased 16.5% from 8,933 to 10,406. The number of worksite employees increased 20.1%, from 102,233 to 122,809. Revenue growth exceeded headcount growth by 6.2%, due in part, to the effects of wage inflation caused by tightened labor markets, which encourage clients to utilize more fully their existing employee base, and higher average wages in the Company's expansion states. The increase in the number of clients and worksite employees was the result of continuing sales and marketing efforts in existing markets, as well as the development of new markets. The Company opened two new sales offices in the third quarter of 1998. One new sales office was opened in the third quarter of 1997.

      Cost of services was $578.6 million for the three months ended September 30, 1998, compared to $455.2 million for the three months ended September 30, 1997, representing an increase of $123.4 million, or 27.1%. Cost of services was 95.3% and 94.7% of revenues for the three months ended September 30, 1998 and 1997, respectively.

      Salaries, wages and payroll taxes of worksite employees were $551.9 million for the three months ended September 30, 1998, compared to $435.1 million for the three months ended September 30, 1997, representing an increase of $116.8 million, or 26.8%.

      Benefits, workers' compensation, state unemployment taxes and other costs were $26.7 million for the three months ended September 30, 1998, compared to $20.1 million for the three months ended September 30, 1997, representing an increase of $6.6 million, or 32.8%. The rate of increase was higher than the growth in revenues due in part to a continuing soft workers' compensation market and the Company's expansion into lower workers' compensation margin states, which also has the effect of decreasing revenues. Additionally, the Company recorded $2.4 million and $.7 million in September 1997 and 1998, respectively, for a reduction in its health benefit plan subsidy. This reduction was primarily attributable to favorable experience on the maturation or run-out of prior years' health claims. Benefits, workers' compensation, state unemployment taxes and other costs were 4.4% of revenues for the three months ended September 30, 1998, compared to 4.2% for the three months ended September 30, 1997.

      Gross profit was $28.8 million for the three months ended September 30, 1998, compared to $25.7 million for the three months ended September 30, 1997, representing an increase of $3.1 million, or 12.1%. This increase is less than the increase in revenues due to the Company's continued expansion into states with lower gross profit margins than Florida, and due to competitive workers' compensation pricing in Texas and Georgia. Gross profit was 4.7% and 5.3% of revenues for the three months ended September 30, 1998 and 1997, respectively.

      Operating expenses were $19.8 million for the three months ended September 30, 1998, compared to $16.9 million for the three months ended September 30, 1997, representing an increase of $2.9 million, or 17.2%. Operating expenses were 3.2% of revenues for the three months ended September 30, 1998, compared to 3.5% for the three months ended September 30, 1997.

      Salaries, wages and commissions were $12.9 million for the three months ended September 30, 1998, compared to $10.3 million for the three months ended September 30, 1997, representing an increase of $2.6 million, or 25.2%. This increase was due primarily to an increase in corporate personnel that support the Company's expanded operations, implementation of new payroll processing systems, and additional sales staff located in its branch offices. Salaries, wages and commissions were 2.1% of revenues for the three months ended September 30, 1998 and 1997.

      Other general and administrative expenses were $5.4 million for the three months ended September 30, 1998, compared to $5.2 million for the three months ended September 30, 1997, representing an increase of $.2 million, or 3.9%. This increase was due primarily to an increase in administrative costs to support the addition of branch offices. Other general and administrative expenses were .9% of revenues for the three months ended September 30, 1998, compared to 1.1% for the three months ended September 30, 1997.

      Depreciation and amortization expenses increased by $.1 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997, representing an increase of 7.1%. This increase was primarily the result of the Company's investment in management information systems. Amortization of capitalized software costs associated with the Company's implementation of new payroll processing and management information systems began July 1997, when the systems became operational. These costs are being amortized over a seven-year period.

      Interest income was $.9 million for the three months ended September 30, 1998, compared to $.5 million for the three months ended September 30, 1997. Interest income resulted from the continued investment of net proceeds from the Company's initial public offering in July 1997 and net cash provided by operating activities.

      Income tax expense of $3.7 million for the three months ended September 30, 1998 represented a provision at an effective tax rate of 37.5%. No provision for income taxes was required for the three months ended September 30, 1997.

      Net income was $6.2 million for the three months ended September 30, 1998, compared to net income of $8.6 million for the three months ended September 30, 1997, representing a decrease of $2.4 million or (27.9%).

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      Revenues were $1,729.2 million for the nine months ended September 30, 1998, compared to $1,331.4 million for the nine months ended September 30, 1997, representing an increase of $397.8 million, or 29.9%. This increase was due primarily to an increased number of clients and worksite employees. From September 30, 1997 to September 30, 1998, the number of clients increased 16.5% from 8,933 to 10,406. The number of worksite employees increased 20.1%, from 102,233 to 122,809. Revenue growth exceeded headcount growth by 9.8%, due in part, to the effects of wage inflation caused by tightened labor markets, which encourage clients to utilize more fully their existing employee base, and higher average wages in the Company's expansion states.

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

      Cost of services was $1,646.0 million for the nine months ended September 30, 1998, compared to $1,263.2 million for the nine months ended September 30, 1997, representing an increase of $382.8 million, or 30.3%. Cost of services was 95.2% and 94.9% of revenues for the nine months ended September 30, 1998 and 1997, respectively.

      Salaries, wages and payroll taxes of worksite employees were $1,568.6 million for the nine months ended September 30, 1998, compared to $1,203.2 million for the nine months ended September 30, 1997, representing an increase of $365.4 million, or 30.4%.

      Benefits, workers' compensation, state unemployment taxes and other costs were $77.3 million for the nine months ended September 30, 1998, compared to $60.0 million for the nine months ended September 30, 1997, representing an increase of $17.3 million, or 28.8%. Benefits, workers' compensation, state unemployment taxes and other costs were 4.5% of revenues for the nine months ended September 30, 1998 and 1997. The rate of increase was slightly lower than the growth in revenues due to: (i) a 2.7% reduction in the workers' compensation premium rate and (ii) state unemployment tax rate reductions effective in 1998 for various states.

      Gross profit was $83.2 million for the nine months ended September 30, 1998, compared to $68.2 million for the nine months ended September 30, 1997, representing an increase of $15.0 million, or 22.0%. This increase is less than the increase in revenues due to the Company's continued expansion into states with lower margins than Florida, as well as competitive pricing in its current markets. Gross profit was 4.8% of revenues for the nine months ended September 30, 1998 and 5.1% of revenues for the nine months ended September 30, 1997.

      Operating expenses were $57.3 million for the nine months ended September 30, 1998, compared to $50.3 million for the nine months ended September 30, 1997, representing an increase of $7.0 million, or 13.9%. This increase is less than the growth in gross profit due to the Company's continued leverage of its corporate management and operating infrastructure. Operating expenses were 3.3% of revenues for the nine months ended September 30, 1998, compared to 3.8% for the nine months ended September 30, 1997.

      Salaries, wages and commissions were $37.1 million for the nine months ended September 30, 1998, compared to $31.0 million for the nine months ended September 30, 1997, representing an increase of $6.1 million, or 19.7%. This increase was due primarily to an increase in corporate personnel that support the Company's expanded operations, implementation of new payroll processing systems, and additional sales staff located in its branch offices. Salaries, wages and commissions were 2.2% of revenues for the nine months ended September 30, 1998, compared to 2.3% for the nine months ended September 30, 1997.

      Other general and administrative expenses were $16.0 million for the nine months ended September 30, 1998, compared to $16.1 million for the nine months ended September 30, 1997, representing a decrease of $.1 million, or (.6%). Other general and administrative expenses were .9% of revenues for the nine months ended September 30, 1998, compared to 1.2% for the nine months ended September 30, 1997.

      Depreciation and amortization expenses increased by $1.0 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, representing an increase of 31.3%. This increase was primarily the result of the Company's investment in management information systems. Amortization of capitalized software costs associated with the Company's implementation of new payroll processing and management information systems began July 1997, when the systems became operational. These costs are being amortized over a seven-year period.

      Interest income was $2.4 million for the nine months ended September 30, 1998, compared to $.6 million of interest income for the first nine months of 1997, an increase of $1.8 million. Interest income resulted from the continued investment of net proceeds from the Company's initial public offering in July 1997 and net cash from operations.

      Interest expense was minimal for the nine months ended September 30, 1998, compared to $2.1 million for the nine months ended September 30, 1997, a decrease of $2.2 million, or (104.8%). The decrease was due to the repayment of the Company's long-term borrowings at the beginning of July 1997.

      Income tax expense of $10.6 million for the nine months ended September 30, 1998 represented a provision at an effective tax rate of 37.5%. No provision for income taxes was required for the nine months ended September 30, 1997.

      Net income was $17.7 million for the nine months ended September 30, 1998, compared to net income of $16.3 million for the nine months ended September 30, 1997, representing an increase of $1.4 million or 8.6%.

Liquidity and Capital Resources

   The Company had approximately $50.1 million in cash, cash equivalents, restricted cash and marketable securities at September 30, 1998. In August 1998, the Company's Board of Directors approved a program to repurchase up to two million shares of the Company's common stock. Purchases may be made from time to time depending upon the Company's stock price, and will be made primarily in the open market, but may also be made through privately negotiated transactions.

      The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, anticipated levels of health benefit plan subsidies and other operating cash needs. The Company has in the past sought, and may in the future seek, to raise additional capital or take other measures to increase its liquidity and capital resources. The Company currently believes that the proceeds from the initial public offering in July 1997 and the current cash flow from operations will be sufficient to meet its requirements through 1998. The Company may rely on these same sources, as well as public or private debt and/or equity financing to meet its long-term capital needs.

   The Company had no long-term debt as of September 30, 1998. At September 30, 1998, the Company had net working capital of $23.5 million, versus $24.4 million as of December 31, 1997, representing a slight decline of $.9 million, or 3.7%.

      The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. As of September 30, 1998, the Company had $8.3 million of restricted certificates of deposit, with original maturities of less than one year, as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans.

      Net cash provided by operating activities was $24.8 million for the nine months ended September 30, 1998 compared to net cash provided by operating activities of $15.3 million for the nine months ended September 30, 1997, representing an increase of $9.5 million, or 62.1%. The increase was primarily due to the increase in income before income taxes for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

      Net cash used in investing activities was $29.7 million for the nine months ended September 30, 1998. Of this amount, $21.9 million was for the purchase of interest-bearing marketable securities. During 1998, the Company anticipates total capital expenditures of approximately $11 million, of which $7.8 million has been spent year-to-date September 30, 1998.

      Net cash used in financing activities for the nine months ended September 30, 1998 was $16.1 million, due primarily to the repurchase of 1.2 million shares of stock by the Company in the third quarter for a total cost of $17.3 million. Other financing activities included the exercise of warrants in connection with the Company's secondary offering, which generated net proceeds of $835 in the second quarter.

      In October 1998 the Company cancelled its $20 million revolving credit facility. The Company had not borrowed under this credit facility since its inception in December 1997.

      The Company has an arrangement to enable it to defer up to $10 million of payments to a vendor, which must be repaid by September 30, 1999. To date, the Company has not deferred any payments under this arrangement.

Year 2000 Compliance

      The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date is stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism, including date sensitive software which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. In addition, the Year 2000 is a leap year, which also may not be addressed by such systems. Either issue could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

      Current State of Readiness - The Company believes its proprietary software is Year 2000 compliant. The Company's primary internal computer applications were purchased from Microsoft and Oracle. These companies have issued public documents affirming Year 2000 compliance for their applications. The Company is in the process of testing custom modifications to its Oracle software, to ensure that changes made are also Year 2000 compliant. Testing of internal systems is approximately one third complete and remediation work, if any, is expected to begin in early 1999 and be completed by the middle of 1999.

      The Company has completed a full Year 2000 inventory of all computer hardware, non-primary software, and non-IT systems; assessed non-compliance issues; assigned priorities for correction of such items; and is in the process of identifying upgrades or replacements necessary to ensure Year 2000 compliance. Remediation measures are begun as soon as the necessary corrective products and services are identified.

      In addition, the Company has initiated formal communications with all of its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. This includes service vendors with IT interfaces to the Company's applications and non-IT systems suppliers. Approximately 50% of the Company's significant vendors have responded that they will be compliant by the end of calendar 1998, and the Company plans to test the impact of any modifications made by these vendors on the Company's internal systems during 1999.

      Costs - From 1995 to September 30, 1998, the Company has invested $26.9 million in its technology infrastructure, which has also addressed the majority of its internal Year 2000 issues. Additional costs will be incurred for certain testing software, hardware, non-IT upgrades, testing efforts with significant vendors and implementation of necessary changes. At present, these Year 2000 remediation costs are estimated to be $.5 million, and will be expensed as incurred in 1998 and 1999. These costs are not expected to have a material effect on the Company's financial position or results of operations, and should not require a significant re-deployment of current technology resources from existing projects.

         Risks - It is the Company's belief that the greatest potential risk from the Year 2000 issue is that a third party vendor will not remediate its own Year 2000 issues in time, resulting in a disruption of additional client services, such as the processing of insurance claims or the direct deposit of payroll to a financial institution. The Company is focusing the majority of its Year 2000 efforts to address these issues.

         The Company can give no guarantee that current Year 2000 remediation cost estimates will be achieved and actual results could differ materially from existing plans. Factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct errors or defects in the technology used in internal IT and non-IT systems, and the ability of the Company's significant suppliers, customers and others with which it conducts business, including Federal and state government agencies, to identify and resolve their own Year 2000 issues and similar uncertainties. Further, the impact of a Year 2000 failure on the Company's future results of operations, liquidity or financial condition cannot be determined at this time, but is a risk which should be considered in evaluating future growth of the Company.

         Contingency Plans - A contingency plan for a possible Year 2000 failure of any key internal hardware, software or non-IT systems has been developed so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The plan includes preparing "backup" software systems, repairing or replacing systems, changing suppliers, performing certain processes manually, or suspending non-critical operations. This plan will be fully tested by the end of the second quarter of 1999. Contingency plans for any significant third party's failure to remediate its own Year 2000 issues, which might have an impact on the Company's systems or operations, have not yet been developed, but will be developed in the first quarter of 1999.


         Cautionary Note Regarding Forward-looking Statements

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Staff Leasing, Inc. (the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "estimated," and "projection") are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: (i) the potential for additional subsidies for health benefit plans; (ii) volatility in workers' compensation rates and unemployment taxes; (iii) possible adverse application of certain Federal and state laws and the possible enactment of unfavorable laws or regulation; (iv) impact of competition from existing and new professional employer organizations;
(v) risks associated with expansion into additional states where the Company does not have a presence or significant market penetration; (vi) risks associated with the Company's dependence on key vendors; (vii) the possibility for client attrition; (viii) risks associated with geographic market concentration and concentration of clients in the construction industry; (ix) the financial condition of clients; (x) the failure to properly manage growth and successfully integrate acquired companies and operations; (xi) risks that the Company has not adequately addressed the Year 2000 computer system issue; and (xii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

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

ITEM 6.    Exhibits and Reports on Form 8-K

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
27.2 (a)  Financial Data Schedule for the quarter ended September 30, 1997
27.2 (b)  Financial Data Schedule for the nine months ended September 30, 1997
27.3 (a)  Financial Data Schedule for the quarter ended September 30, 1998
27.3 (b)  Financial Data Schedule for the nine months ended September 30, 1998

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                STAFF LEASING, INC.



Dated:  November 12, 1998       BY /s/ Richard A. Goldman
------------------------------------------------------------------------
                                Richard A. Goldman
                                President



Dated:  November 12, 1998       BY /s/ John E. Panning
------------------------------------------------------------------------
                                John E. Panning
                                Chief Financial Officer
                                (the Principal Financial and Accounting Officer)