Form 10-K405
period 1998-12-31
STAFF LEASING INC
filed 1999-03-30
CIK 1035185

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the voting stock of Staff Leasing, Inc. held by non-affiliates (based upon the March 10, 1999 $10.375 closing sale price for the Common Stock on the Nasdaq National Market) was approximately $148.6 million.
     Number of shares outstanding of each of the issuer's classes of common stock, as of March 10, 1999: 21,819,767 shares of common stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III -- Portions of Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 17, 1999, are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
  ITEM 1.  BUSINESS....................................................    1
  ITEM 2.  PROPERTIES..................................................   13
  ITEM 3.  LEGAL PROCEEDINGS...........................................   13
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.........   13
PART II
  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED          13
             STOCKHOLDER MATTERS.......................................
  ITEM 6.  SELECTED FINANCIAL DATA.....................................   14
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    16
             AND RESULTS OF OPERATIONS.................................
  ITEM7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET          23
             RISK......................................................
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   23
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING    23
             AND FINANCIAL DISCLOSURE..................................
PART III
           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........
 ITEM 10.                                                                 23
           EXECUTIVE COMPENSATION......................................
 ITEM 11.                                                                 24
           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 ITEM 12.    MANAGEMENT................................................   24
           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............
 ITEM 13.                                                                 24
PART IV
           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
 ITEM 14.    8-K.......................................................   24

                                    PART I.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Staff Leasing, Inc. (the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "anticipated," "plans," "intends," "will continue," "estimated," and "projection") are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:
(i) the potential for additional subsidies for health benefit plans; (ii) volatility in workers' compensation rates and unemployment taxes; (iii) possible adverse application of certain Federal and state laws and the possible enactment of unfavorable laws or regulation; (iv) impact of competition from existing and new professional employer organizations; (v) risks associated with expansion into additional states where the Company does not have a presence or significant market penetration; (vi) risks associated with the Company's dependence on key vendors; (vii) the possibility for client attrition; (viii) risks associated with geographic market concentration and concentration of clients in the construction industry; (ix) the financial condition of clients; (x) the failure to properly manage growth and successfully integrate acquired companies and operations; and (xi) risks that the Company has not adequately addressed the Year 2000 computer system issue; and (xii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

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

ITEM 1.  BUSINESS

GENERAL

     Staff Leasing is the largest professional employer organization ("PEO") in the United States. As of December 31, 1998, the Company served over 10,750 clients with approximately 127,000 worksite employees, primarily in Florida, Texas, Georgia, Arizona, Minnesota, North Carolina and Tennessee. Through its operating subsidiaries, Staff Leasing provides its clients with a broad range of services, including payroll administration, risk management, benefits administration, unemployment services, and human resources consulting services. The Company's clients are typically small to medium-sized businesses with between two and 100 employees.

     The Company's services are designed to improve the productivity and profitability of its clients' businesses by:

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

     In providing these services, the Company becomes a co-employer of the worksite employees. Employment-related liabilities are contractually allocated between the Company and the client. The Company assumes responsibility for and manages the risks associated with: (i) worksite employee payroll; (ii) workers' compensation insurance coverage; and (iii) compliance with certain employment-related governmental regulations that can be effectively managed away from the client's business. The client retains the worksite employees' services in its business and remains responsible for compliance with other employment-related governmental regulations that are more closely related to worksite employee supervision. The Company charges its clients a service fee to cover the cost of certain employment-related taxes, workers' compensation insurance coverage and administrative and field services. This service fee is invoiced together with the salaries and wages of the worksite employees and the client's portion of health and retirement benefit plan costs.

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

RECENT EVENTS

     On March 17, 1999, the Company received a proposal from Paribas Principal Partners, its largest institutional shareholder, to acquire all of the outstanding shares of the Company for $17.50 per share in cash. The proposal was preliminary in nature and subject to a number of contingencies and uncertainties. The offer was unsolicited by the Company. The Company's Board of Directors appointed a special committee of non-management directors to evaluate the proposal and any others that may be submitted. The committee will report its recommendations to the Board of Directors. At this time, no assurances can be given that any agreement will be reached.

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

     Growth in the PEO industry has been significant. According to the National Association of Professional Employer Organizations ("NAPEO"), the number of employees under PEO arrangements in the United States has grown from approximately 10,000 in 1984 to between 2 million and 3 million in 1998. Staffing

Industry Analysts, Inc., an employment industry research firm, estimates that gross revenues in the PEO industry grew from $5.0 billion in 1991 to $21.6 billion in 1997, representing a compounded annual growth rate of approximately 28%.

     The Company believes that the key factors driving demand for PEO services include:

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

     Another contributor to the recent growth of the PEO industry has been the increasing recognition and acceptance by regulatory authorities of PEOs and the co-employer relationship created by PEOs, with the development of licensing or registration requirements at the state level. The Company and other industry leaders, in concert with NAPEO, have worked with the relevant government entities for the establishment of a regulatory framework that would clarify the roles and obligations of the PEO and the client in the "co-employer" relationship. This framework imposes financial responsibility on the PEO and its controlling persons in order to promote the increased acceptance and further development of the industry. See "Industry Regulation -- State Regulation."

     While many states do not explicitly regulate PEOs, 18 states (including four states where the Company has offices: Florida, Texas, Tennessee and Minnesota) have enacted legislation containing licensing or registration requirements and, currently, several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs.

CLIENT SERVICES

     The Company provides a broad range of services to its clients, including payroll administration, risk management, benefits administration, unemployment services and human resources consulting services. These services are offered by the Company to its clients on a bundled basis, except for health and retirement benefits, which are optional for worksite employees. The Company provides these services to its clients through the following core activities:

     Payroll administration. As a co-employer, the Company is responsible for payroll administration, which includes recordkeeping, making payroll tax deposits, reporting payroll taxes and related matters. The Company's call center in Bradenton, Florida is staffed by approximately 200 client service representatives and supervisors that are organized into teams. Each team is assigned to serve clients in specific sales branch offices in defined geographic areas. These representatives receive payroll and employee-related information by telephone, facsimile transmission and via the Internet from clients, and input this data for processing. The call center generally handles approximately 30,000 phone calls per week. In 1998, the Company processed approximately 4.3 million payroll checks and sent out approximately 278,800 W-2s at the end of January 1999.

     Risk management. As part of its risk management services, the Company conducts on-site safety inspections for its clients with high-risk profiles to identify potential safety hazards and to meet with clients to review their loss history, determine loss exposure, evaluate current controls and recommend additional control options to reduce exposure to loss or worker injury. These safety consultants continue to monitor worksite safety concerns, as needed. The safety consultants are also trained to ensure the proper workers' compensation classification of worksite employees. These risk management services are designed to reduce workers' compensation claims and to reduce other costs arising from workplace injury, such as costs of employee turnover, employee retraining and recruiting and reduced employee morale. As of December 31, 1998, the Company employed 38 risk consultants.

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

     The Company also offers retirement benefits under a multiple employer 401(k) retirement plan, and through traditional and Roth payroll deducted IRAs for worksite employees, including owners of clients. In addition to the 401(k) retirement plan, the Company also provides numerous benefits-related human resources services to its clients. These services for both health and retirement benefit plans include client support for issues related to pre- and post-tax payroll deductions, plan eligibility, Internal Revenue Code Section 125 and Employee Retirement Income Security Act ("ERISA") requirements, Consolidated Omnibus Budget Reconciliation Act of 1987 ("COBRA") administration for health benefit plans and investment fund information for retirement benefit plans.

     Unemployment services. The Company's unemployment services department is responsible for processing all unemployment claims related to worksite employees. Claims determined by the Company to be unwarranted are protested by the Company under the appropriate regulatory procedures. The Company also offers limited employment placement services to unemployed worksite employees and attempts to place employees who request such services either with other clients or other businesses.

     Human resources consulting services. The Company provides certain consulting services to assist its clients in the recruitment, selection, development and retention of human capital in compliance with regulatory requirements. The Company also provides human resources related forms, policies and administrative functions, such as employment applications, employee guidebooks and Family and Medical Leave Act of 1993 ("FMLA") administration. Additionally, the Company conducts seminars for its clients and worksite employees, including interviewing techniques, diversity awareness, sexual harassment prevention and performance management training. Most of these services can be customized to suit client needs. They are provided by a dedicated team of human resources professionals and are utilized by client companies of all sizes spanning a wide range of industries.

CLIENTS

     Overview. As of December 31, 1998, the Company's customer base consisted of over 10,750 client companies with an average of 11.9 employees. The Company had clients classified in approximately 643 Standard Industrial Classification ("SIC") codes. The Company's client distribution by major SIC code industry grouping for 1998 is:

                                                              PERCENT OF
                                                                TOTAL
CATEGORY                                                       REVENUES
--------                                                      ----------
Construction................................................     30.1%
Services(1).................................................     24.2
Manufacturing...............................................     10.6
Retail Trade................................................      8.0
Restaurants.................................................      7.9
Wholesale Trade.............................................      5.7
Agriculture(2)..............................................      4.6
Transportation..............................................      4.1
Finance/Insurance/Real Estate...............................      3.8
Other.......................................................      1.0
                                                                -----
          Total.............................................    100.0%
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

     Client selection and retention strategy. As part of its client selection strategy, the Company offers its services to businesses falling within specified SIC codes. All prospective clients are also evaluated individually on the basis of total profitability, including workers' compensation risk and claims history, unemployment history and credit status. With respect to potential clients operating in certain industries believed by the Company to present a level of risk exceeding industry norms, more rigorous approval requirements must be met before the Company enters into a Client Services Agreement. This process may include an on-site inspection and review of workers' compensation and unemployment claims experience for the last three years. In addition, under the terms of the Company's agreement with Liberty Mutual, potential clients in certain industries or with historically high workers' compensation insurance claims experience must also be approved by Liberty Mutual before a Client Services Agreement is executed.

     The Company's sales force sells to all businesses within its established workers' compensation risk parameters and receives additional incentives with respect to those businesses that fall within the Company's target markets. However, the Company's client base contains significant segments of businesses with fewer than five employees, start-up businesses and small construction businesses that tend to be more unstable and more likely to fail than larger businesses with long operating histories in less cyclical industries. The Company takes into account factors such as the size of the client by employee count and payroll volume and the length of time the client has been in business when determining a service fee. The Company determines a client's method of payment based on the client's credit history.

     On an annual basis, the Company performs a detailed profitability and risk analysis of all its clients. Based on the results of this analysis, the Company terminates certain clients or increases prices to clients which the Company believes would otherwise be detrimental to its long-term profitability. Although this step may lead to lower starting worksite employee count and lower revenues early in the fiscal year, the Company believes this has a positive impact on its long-term profitability.

     The Company believes that the retention rate of its client base is directly affected by the natural instability in the small to medium-sized business market that it serves. According to the U.S. Small Business Administration, the annual failure rate for all businesses is 14%. The NAPEO standard for measuring client retention is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period. The Company's client retention rate increased to 78% in 1998, up from 72% in 1996. Approximately 38% of the clients that ceased to use the Company's services in 1998 were terminated at the Company's option for reasons that include unacceptable risk, administrative non-compliance and low profitability of the client. An additional 30% ceased to use the Company's services for reasons relating to their business being closed or sold. The Company believes that it has the opportunity to increase the level of retention for the remaining 32% of those clients that stopped using the Company's services for other reasons. The Company has taken actions intended to increase client retention, such as elevating levels of client service in the payroll and benefits areas, improving communication to clients at risk of cancellation, increasing its efforts to retain profitable clients that have indicated they may terminate their relationship with the Company and to recapture profitable clients that no longer use the Company's services.

     Client Services Agreement. All clients enter into Staff Leasing's Client Services Agreement. The Client Services Agreement provides for an initial one-year term, subject to termination by the Company or the client at any time upon 30 days' prior written notice. After the initial term the contract may be renewed, terminated or continued on a month-to-month basis. In most cases, such contracts are continued on a month-to-month basis. The Company requires the owners of substantially all of its clients to personally guarantee the clients' obligations under the Client Services Agreement.

     The service fee charged by the Company is invoiced along with each periodic payroll delivered to the client. The service fee covers the cost of certain employment-related taxes, workers' compensation insurance coverage and administrative and field services provided by the Company to the client, including payroll administration, recordkeeping and safety, human resources and regulatory compliance consultation. The client's portion of health and retirement benefit plan costs is charged separately and is not included in the service fee. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience.

     Clients are required to pay amounts owed to the Company upon delivery of the payroll checks to the client. The Company retains the ability to terminate immediately the Client Services Agreement as well as its employment relationship with the worksite employees upon non-payment by a client. The Company manages its exposure for payment through this right to terminate, the periodic nature of payroll, client credit checks, owner guarantees and the Company's client selection process.

     Employment-related liabilities are allocated between the Company and the client pursuant to the Client Services Agreement, with the Company assuming responsibility for worksite employee payroll and for compliance with certain employment-related governmental regulations that can be effectively managed away from the client's premises. The client remains responsible for compliance with other employment-related governmental regulations that are more closely related to the daily supervision of worksite employees. Certain responsibilities and liabilities are shared by Staff Leasing and the client where joint responsibility is appropriate. The following table summarizes the division of responsibilities for regulatory compliance under the Client Services Agreement:

                                 STAFF LEASING

- All rules and regulations governing the reporting, collection and payment of Federal and state payroll taxes on wages, including:
  (i) Federal income tax withholding provisions of the Code; (ii) state and/or local income tax withholding provisions; (iii) FICA; (iv) FUTA; and (v) applicable state unemployment tax provisions, including managing claims

- Applicable workers' compensation laws including, but not limited to: (i) procuring workers' compensation insurance; and (ii) completing and filing all required reports

- Fair Labor Standards Act ("FLSA")*

- COBRA continuation coverage for employees covered under health plans sponsored by Staff Leasing

- Section 1324a(b)(3) of the Immigration Reform and Control Act ("IRCA") (maintenance of employment eligibility sent to Staff Leasing by clients)

- Laws governing the garnishment of wages, including the Consumer Credit Protection Act, Title III

- Family and Medical Leave Act of 1993 ("FMLA")*,

- All rules and regulations governing administration, procurement and payment of all employee benefit plans elected by the client or worksite employee

                                     CLIENT

- Occupational Safety and Health Act ("OSHA") and related or similar Federal, state or local regulations

- Government contracting requirements as regulated by, including, but not limited to (i) Executive Order 11246; (ii) Vocational Rehabilitation Act of 1973; (iii) Vietnam Era Veterans' Readjustment Assistance Act of 1974; (iv) Walsh-Healy Public Contracts Act; (v) Davis-Bacon Act; (vi) the Service Contract Act of 1965; and (vii) any and all similar, related, or like Federal, state or local laws, regulations, ordinances and statutes

- Professional licensing and liability

- Fidelity bonding requirements

- Code Sections 414(m), (n) & (o) relating to client maintained benefit plans

- Laws affecting the assignment and ownership of intellectual property rights including, but not limited to, forms inventions, whether patentable or not and patents resulting therefrom, copyrights and trade secrets

- Worker Adjustment and Retraining Notification Act

- Laws affecting the maintenance, storage and disposal of hazardous materials

- FLSA*, Title VII (Civil Rights Act of 1964), FMLA,* IRCA, the Americans with Disabilities Act, the Age Discrimination in Employment Act (including provisions thereunder relating to client's premises)

- All other Federal, state, county, or local laws, regulations, ordinances and statutes which regulate employees' wage and hour matters, prohibit discrimination in the workplace or govern the employer/employee relationship

---------------

* Shared responsibility

SALES AND MARKETING

     The Company markets its services through a direct sales force of approximately 240 sales persons and 440 other sales and field service personnel, as of December 31, 1998. The Company uses a direct sales force that it controls, rather than selling through agents, because this allows the Company to more closely monitor and manage employer-related liabilities assumed with each sale. The Company's sales force is located throughout its 44 branch offices, with two to eleven sales persons in each branch office. The Company plans to continue adding sales offices, including smaller "spoke" offices that rely on a "hub" office for administrative and management support. These "spoke" offices will be staffed with three to five sales persons. The Company currently has three "spoke" offices operating in conjunction with larger "hub" offices. The Company's sales persons are compensated by a combination of salary and commissions which has, for top producers, exceeded $125,000 in annual compensation.

     The Company seeks to hire sales persons who have five years or more work experience and two years or more sales experience in other business-to-business sales positions. The Company provides at least one month of training for each new sales person in the field, followed by a one week formal training program to familiarize new sales persons with the Company's services, policies and procedures. The Company requires sales persons to undergo training when new services are offered by the Company.

     The Company generates sales leads from various sources, primarily referrals from existing clients, which accounted for approximately 56% of the Company's new clients during 1998, and other sources such as direct sales efforts and inquiries. Each sales person is required to visit his or her clients periodically in order to maintain an ongoing relationship and to benefit from referrals. The Company has focused its sales efforts on client referrals and has introduced a new client incentive program to encourage increased referral activity from its clients. The Company also generates sales leads through contacts produced by its telesales group, which makes calls to potential clients identified from industry data, purchased lists and other sources.

VENDOR RELATIONSHIPS

     The Company provides benefits to its worksite employees under arrangements with a number of vendors. The Company's most significant vendor relationships are as follows:

     Workers' Compensation. The Company's workers' compensation coverage is provided by Liberty Mutual. This program was initiated in March 1994, and renegotiated effective January 1, 1997, to, among other things, reduce rates charged to the Company. The Company's current contract, which expires on December 31, 1999, provides coverage on a guaranteed cost basis. Amounts due under this arrangement are a fixed percentage of the Company's workers' compensation payroll and are paid on a monthly basis. The Company has no liability in excess of such amounts paid. See "-- Client Services -- Risk Management."

     The Company is in the process of reviewing potential vendors for a new workers' compensation contract to begin on January 1, 2000. The selection process should be complete by July 1999. The Company expects to change from a fixed price contract to a percent of manual premium or similar floating rate arrangement, which should facilitate the broadening of the Company's client base. If the Company is unable to renew or replace this policy on similar or more favorable terms, that failure could have a material adverse effect on the Company's future results of operations or financial condition.

     Health Insurance. The Company's group health benefit plans are provided by Blue Cross/Blue Shield of Florida, Blue Cross/Blue Shield of Texas, Blue Cross/Blue Shield of Georgia, HealthPartners of Arizona, Inc., and HealthPartners, Inc. (Minnesota), Blue Cross/Blue Shield of North Carolina, and Blue Cross/Blue Shield of Tennessee under separate contracts in Florida, Texas, Georgia, Arizona, Minnesota, North Carolina and Tennessee, respectively. Premiums paid by worksite employees, and the portion of premiums, if any, paid by the client, vary depending on the coverage options selected and the place of residence of the worksite employee. The Company's policy with Blue Cross/Blue Shield of Florida is a three-year minimum premium arrangement through December 31, 1999. The administrative costs per covered employee associated with this policy are negotiated on an annual basis for the three-year term and stop loss coverage per covered employee for 1997, 1998 and 1999 is provided at the level of 115% of projected claims. Plans offered in Arizona,

Georgia, Minnesota, North Carolina, Tennessee and Texas provide the Company with guaranteed cost contracts, with the Company's liability capped annually at fixed amounts.

INFORMATION TECHNOLOGY

     The Company has invested and is continuing to invest significant capital and resources in the development and enhancement of its information systems. From 1996 through 1998, the Company invested approximately $20.6 million in its technology infrastructure, including computer hardware and software and telephony. This investment was made to better serve its increasing client base, to maintain a high level of customer service at increasing volumes and to increase operating leverage in its processing operations.

     These systems provide the Company with the capability to promptly and accurately deliver payroll and related services and generate in-depth management reports. The Company's information systems manage all data relating to worksite employee enrollment, payroll processing, benefits administration, management information and other requirements of the Company's operations. The current systems have high volume payroll processing capabilities which allow the Company to produce and deliver weekly payrolls to its clients, each customized to the needs of such clients. Currently, the Company processes approximately 88,000 payroll checks per week.

     The Company is currently converting its payroll processing operations to Oracle's human resource and payroll application. The Company believes this application is one of the leading payroll applications currently in use. The Company is implementing the new software in a phased approach. Payrolls for approximately 75,000 worksite employees are currently being processed using the new application and it is anticipated that the remainder of the worksite employee base will be converted to this new application by May 1999. The new technology should enable the Company to implement its national expansion strategy in a way that is reasonably transparent to its clients and employees.

     Other investments in computer hardware, software and telephony have increased the productivity of the Company's call center representatives and enabled it to better direct its business through improved management information systems. One example of this is development of Staffweb, an Internet interface with the Oracle payroll processing application, which allows clients to conveniently input their payroll data directly into the Company's payroll application via the Internet. This product enables the Company to service its clients 24 hours a day, with increased accuracy and efficiency. Currently, there are over 175 clients and 3,100 worksite employees utilizing this new technology, and usage is expected to substantially increase in 1999.

     The Company's information technology staff consisted of 47 persons at December 31, 1998 and the Company plans to continue to increase staffing of this department. The Company believes that its information systems are integral in achieving its growth objectives and intends to continue to invest in its technology infrastructure.

COMPETITION

     The PEO industry is highly fragmented. NAPEO estimates that there are approximately 2,000 companies providing certain levels of PEO services. Most of these companies have limited operations and fewer than 1,000 worksite employees. However, there are several larger industry participants, and the Company believes three other competitors have annualized PEO revenues in excess of $1 billion. The Company considers its primary competition to be PEOs, insurance agents and fee-for-service providers, such as payroll processors and human resources consultants. The market for PEO services is expected to become increasingly competitive as larger companies, some of which have greater financial resources than the Company and which have not traditionally operated in this industry, enter the market.

     The key competitive factors in the PEO industry are breadth and quality of services, price, reputation, financial stability, as well as choice, quality and cost of benefits. The Company believes that it competes favorably in these areas.

INTERNAL COMPANY EMPLOYEES

     As of December 31, 1998, the Company had 1,274 internal employees with 648 employees located at the Company's Bradenton, Florida headquarters. The remaining employees were located in the Company's branch offices. None of the Company's internal employees is a party to a collective bargaining agreement.

INDUSTRY REGULATION

     The Company's operations are affected by numerous Federal and state laws and regulations relating to employment matters, benefit plans and taxes. By entering into a co-employer relationship with its clients, the Company assumes certain obligations and responsibilities as an employer under these laws. Because many of these Federal and state laws were enacted before the development of non-traditional employment relationships, such as PEOs, temporary employment and other employment-related outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. In addition, the definition of "employer" under these laws is not uniform.

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

  Employee Benefit Plans

     Effective April 1, 1997, the Company began to offer a new 401(k) retirement plan, designed to be a "multiple employer" plan under Internal Revenue Code
Section 413(c). This plan enables owners of clients and highly compensated worksite employees, as well as highly compensated internal employees of the Company, to participate. These persons were excluded from the prior 401(k) retirement plan to avoid issues of discrimination in favor of highly compensated employees. Generally, employee benefit plans are subject to provisions of both the Internal Revenue Code of 1986, as amended ("the Code") and ERISA. Effective January 1, 1999, the Company has expanded its retirement plan offerings to include payroll-deducted traditional and Roth IRAs in addition to implementing an enhanced array of over 20 investment options.

     Employer Status. In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an "employer" of certain workers for Federal employment tax purposes if an employment relationship exists between the entity and the workers under the common law test of employment. In addition, the officers of a corporation are deemed to be employees of that corporation for Federal employment tax purposes. The common law test of employment, as applied by the Internal Revenue Service ("IRS"), involves an examination of many factors to ascertain whether an employment relationship exists between a worker and a purported employer. That test is generally applied to determine whether an individual is an independent contractor or an employee for Federal employment tax purposes and not to determine whether each of two or more companies is a "co-employer." Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual's work.

     The IRS established the Market Segment Study for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. The Company was not one of the PEOs selected for the study. One issue that has arisen from this study is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Code, including participation in the PEO's 401(k) retirement plan.

     The Company is not able to predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the Market Segment Study and the ultimate outcome of such decisions. Further, the Company is unable to predict whether the Treasury Department will issue a policy statement with respect to its position on these issues or, if issued, whether such a statement would be favorable to the Company. The Company believes that the establishment of its multiple employer plan under Code Section 413(c) eliminates the exposure as to contributions to that plan resulting from an IRS determination that no employer relationship exists between the sponsor of the plan and the plan participants. Since this plan is co-sponsored by each participating client, the Company believes that even if the IRS were to determine that the worksite employees were not employees of the Company, it could not reach the same conclusion as to the client co-sponsor. However, if an adverse conclusion by the IRS were applied retroactively to disqualify the Company's former 401(k) retirement plan, employees' vested account balances under the former 401(k) retirement plan would become taxable, the Company's tax deductions would be allowed only as matching contributions become vested, the former 401(k) retirement plan's trust would become a taxable trust, and the Company would be subject to liability with respect to its failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such event, the Company would also face the risk of client dissatisfaction and potential litigation. A retroactive application by the IRS of an adverse conclusion would have a material adverse effect on the Company's financial position and results of operations. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues by the IRS.

     ERISA Requirements. Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines "employer" as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term "employee" as "any individual employed by an employer." The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. A definitive judicial interpretation of "employer" in the context of a PEO or employee leasing arrangement has not been established.

     If the Company were found not to be an employer for ERISA purposes, its former 401(k) retirement plan would not comply with ERISA and could be subject to retroactive disqualification by the IRS. Further, the Company would be subject to liabilities, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by its worksite employees. In addition, as a result of such finding the Company and its plans would not enjoy, with respect to worksite employees, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulation, as well as to claims based upon state common laws.

  Federal Employment Taxes

     As an employer, the Company assumes responsibility and liability for the payment of Federal and state employment taxes with respect to wages and salaries paid to worksite employees. There are essentially three types of Federal employment tax obligations: (i) withholding of income tax requirements governed by Code section 3401, et seq.; (ii) obligations under the Federal Income Contributions Act ("FICA"), governed by Code section 3101, et seq.; and (iii) obligations under the Federal Unemployment Tax Act ("FUTA"), governed by Code section 3101, et seq. Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

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

     Accordingly, while the Company believes that it can assume the withholding obligations for worksite employees, if the Company fails to meet these obligations the client may be held jointly and severally liable. While this interpretive issue has not, to the Company's knowledge, discouraged clients from utilizing the Company's services, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future.

  State Regulation

     Florida. In Florida, the Company's PEO operations are licensed under the Florida Employee Leasing Licensing Act of 1991 (the "Florida Licensing Act"). The Florida Licensing Act requires PEOs and their controlling persons to be licensed, mandates reporting requirements and allocates several employer responsibilities. The Florida Licensing Act also requires licensed PEOs to submit annual audited financial statements and maintain a tangible accounting net worth and positive working capital. The Florida Licensing Act also requires PEOs to, among other things: (i) reserve a right of direction and control over the leased employees; (ii) enter into a written agreement with the client; (iii) pay wages to the leased employees; (iv) pay and collect payroll taxes; (v) retain authority to hire, terminate, discipline and reassign employees; (vi) reserve a right to direct and control the management of safety, risk and hazard control at the worksite, including responsibility to promulgate and administer employment and safety policies and to manage workers' compensation claims.

     Texas. The Texas Staff Leasing Act regulates and establishes a legal framework for PEOs in Texas and has requirements similar to those of Florida for a PEO's relationship with its clients. The Texas Staff Leasing Act, which became effective on September 1, 1993, established mandatory licensing for PEOs and expressly recognizes a licensed PEO as the employer of the worksite employee for purposes of the Texas Unemployment Compensation Act. The Texas Staff Leasing Act also provides, to the extent governed by Texas law, that a licensed PEO may sponsor and maintain employee benefit plans for the benefit of worksite employees. In addition, the Texas Staff Leasing Act not only provides that a PEO may elect to obtain workers' compensation insurance coverage for its worksite employees but also provides that, for workers' compensation insurance purposes, a licensed PEO and its client are treated as co-employers. In order to obtain a license, applicants must undergo a background check, demonstrate a history of good standing with tax authorities and meet certain capitalization requirements that increase with the number of worksite employees employed. The Texas Staff Leasing Act specifies that the Texas Department of Licensing and Regulation is responsible for enforcement of the Texas Staff Leasing Act and TDLR has adopted regulations under the Texas Staff Leasing Act.

     Other States. While many states do not explicitly regulate PEOs, 18 states including four states where the Company has offices (Florida, Texas, Tennessee and Minnesota) have passed laws that have licensing, registration or other compliance requirements for PEOs and several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. In addition to holding a license in Florida, Texas, Tennessee and Minnesota, the Company holds licenses or is registered or is otherwise compliant in 12 other states. Whether or not a state has licensing, registration or other compliance requirements, the Company faces a number of other state and local regulations that could impact its operations. The Company's objective is to establish strong working relationships with state regulatory authorities in states where it operates and the Company believes that to date it has been able to do so.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3), the information regarding executive officers of the Company called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Form 10-K.

     The following table sets forth certain information with respect to each person who is an executive officer of the Company, as indicated below.

NAME                                        AGE                    POSITION
----                                        ---                    --------
Charles S. Craig..........................  48    Chairman of the Board and Chief Executive
                                                  Officer
Richard A. Goldman........................  42    President
John E. Panning...........................  48    Chief Financial Officer
John Bilchak, Jr..........................  51    Senior Vice President, Benefits and Risk
                                                  Management
Todd Davis................................  39    Senior Vice President, Service Center
                                                  Operations
Lisa Harris...............................  38    Senior Vice President, Chief Information
                                                  Officer
Joyce Lillis McGill.......................  52    Senior Vice President, Sales

     Charles S. Craig has served as Chairman of the Board of Directors since November 1993. He assumed the additional position of Chief Executive Officer in July 1995. He currently serves as Chairman of the Executive Committee of the Board of Directors. Mr. Craig has been a Managing Director of Craig Capital Corporation ("Craig Capital") since 1988 and Chairman of CSG, Inc., the General Partner of TCOM, LP, since 1989. An investor group organized by Craig Capital acquired Staff Leasing in 1993. He has served on the boards of CP Industries, Inc., Curtis Industries, Inc., Sinclair & Valentine, LP (Chairman), Schuylkill Metals Corporation, and NASCO, Inc.

     Richard A. Goldman has served as President and been a member of the three-person Office of the Chairman since January 1997. Mr. Goldman served as Senior Vice President of Risk Management and General Counsel of Staff Leasing from July 1995 to January 1997. In May 1997, Mr. Goldman was appointed by the late Governor Lawton Chiles to Florida's Board of Employee Leasing and in February 1998 was appointed chairman of that board. Before joining Staff Leasing, Mr. Goldman was a partner in the New York office of Dechert Price & Rhoads from April 1993 to July 1995.

     John E. Panning has served as Chief Financial Officer and as a member of the three-person Office of the Chairman since January 1997. From August 1996 to December 1996, he served as Senior Vice President of Finance of Staff Leasing. Mr. Panning served as Senior Vice President of Sales of Staff Leasing from January 1995 to July 1996. Before joining Staff Leasing, Mr. Panning served as Chief Financial Officer of CityForest Corporation from March 1993 to November 1994.

     John Bilchak, Jr. has served as Senior Vice President of Benefits and Risk Management since January 1997. Mr. Bilchak served as Vice President of Benefits from January 1996 to December 1996. Before joining Staff Leasing, Mr. Bilchak served as a principal with Towers Perrin from June 1992 to January 1996.

     Todd Davis has served as Senior Vice President of Service Center Operations since January 1999 and was Vice President of Service Center Operations since July 1998. Before joining Staff Leasing he was Vice President, Call Center Operations for the Home Shopping Network from August 1997 to June 1998; Practice Leader, Global Call Center Business Consulting for Lucent Technologies Business Communications Systems from July 1996 to August 1997; Regional Manager, Call Center Applications for AT&T Business Communications Systems from October 1994 to June 1996; and Manager, Reservations Network Operations Center for Northwest Airlines, Inc. from May 1993 to October 1994.

     Lisa Harris has served as Senior Vice President and Chief Information Officer since January 1999. Before joining the Company, she was Vice President, Information Services of Precision Response Corporation from March 1996 to December 1998 and a director and senior director of Certified Vacations, Inc. from December 1992 to February 1996.

     Joyce Lillis McGill has served as Senior Vice President of Sales since March 1997. She previously served in various positions for Compaq Computer Corporation, and was employed by that company as Vice President-Eastern Region from April 1996 until becoming employed by the Company. From February 1993 until April 1996, she was Regional Director of Sales, Service & Operations, Northeast Region for Compaq.

ITEM 2.  PROPERTIES

     The Company's operations are conducted from its 102,357 square foot corporate headquarters located in Bradenton, Florida. The Company leases this facility under a lease which expires in December 2005, but which can be renewed, at the option of the Company, for two additional five-year periods.

     The Company also leases space for its 44 offices located in Florida, Georgia, Texas, Arizona, Minnesota, North Carolina and Tennessee. The Company believes that its branch office leases, which generally have terms of three to five years, can either be renewed on acceptable terms or that other, comparable space can be located upon the expiration of any branch office lease without significant additional cost to the Company. The Company considers its facilities to be adequate for its current and prospective operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings other than routine legal matters incidental to its business. The Company believes that the ultimate resolution of these matters would not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. The Common Stock is traded on the Nasdaq National Market under the symbol "STFF." The following table sets forth, for the quarters indicated, the high and low sale prices of the Common Stock as reported on the Nasdaq National Market.

                                                               HIGH       LOW
                                                              -------   -------
FISCAL YEAR ENDED DECEMBER 31, 1997:
  Second Quarter (from June 25, 1997).......................  $19.625   $17.625
  Third Quarter.............................................  $26.875   $18.000
  Fourth Quarter............................................  $26.438   $17.000
FISCAL YEAR ENDED DECEMBER 31, 1998:
  First Quarter.............................................  $28.750   $18.625
  Second Quarter............................................  $33.500   $26.000
  Third Quarter.............................................  $30.125   $ 9.750
  Fourth Quarter............................................  $17.313   $ 8.500

     Holders. As of March 10, 1999, there were approximately 408 shareholders of record of the Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The Company operated as a limited partnership for all periods before the Reorganization on July 1, 1997, and as a C-corporation under the Code since the Reorganization. The Reorganization was accounted for as a combination among entities under common control and accordingly, for financial statement presentation purposes, the Reorganization was treated as a pooling of interests of the Company and Staff Capital, L.P. as of and for the periods presented. The following selected financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information included as Part II, Item 8. of this Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is included as Part II, Item 7.

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------------------
                                          1994        1995         1996         1997         1998
                                        --------   ----------   ----------   ----------   ----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues............................  $735,763   $1,091,588   $1,432,131   $1,851,248   $2,375,522
  Gross profit........................  $ 32,035   $   32,037   $   59,505   $   93,988   $  112,915
  Operating income (loss).............  $  8,355   $  (20,276)  $     (441)  $   26,446   $   34,342
  Net income (loss)(1)(2).............  $  4,812   $  (24,942)  $   (3,865)  $   30,783   $   23,395
  Net income (loss) attributable to
     common shareholders(1)(3)........  $  4,648   $  (24,942)  $   (5,637)  $   28,392   $   23,395
  Net income (loss) per share
     attributable to common
     shareholders(4)
     -- Basic.........................  $    .24   $    (1.27)  $     (.29)  $     1.32   $     1.01
     -- Diluted.......................  $    .24   $    (1.27)  $     (.29)  $     1.26   $      .97
  Weighted average common shares (in
     thousands)(4)
     -- Basic.........................    19,614       19,614       19,614       21,588       23,207
     -- Diluted.......................    19,614       19,614       19,614       22,459       24,092
STATISTICAL AND OPERATING DATA:
  Worksite employees at period end....    50,848       73,116       86,000      107,885      127,470
  Clients at period end...............     5,242        6,490        7,511        9,233       10,751
  Average number of worksite employees
     per client at period end.........      9.70        11.27        11.45        11.68        11.86
  Capital expenditures................  $    751   $   11,619   $    5,923   $    7,100   $   10,937
BALANCE SHEET DATA:
  Total assets........................  $ 44,902   $   56,932   $   65,982   $  125,119   $  139,778
  Long-term capital leases, including
     current portion..................  $     --   $    5,069   $    3,746   $       --   $       --
  Long-term borrowings, including
     current portion..................  $ 30,800   $   26,450   $   17,700   $       --   $       --
  Redeemable preferred interests......  $     --   $    2,000   $   17,674   $       --   $       --
  Total shareholders' equity
     (deficit)........................  $ (9,173)  $  (33,949)  $  (35,680)  $   58,148   $   62,789

---------------

(1) Before the Reorganization, the Company operated as a Partnership. Accordingly, the tax effect of the Partnership's activities accrued to the individual partners and no provision for income taxes was recognized.
(2) Included in income tax benefit for the year ended December 31, 1997 was $10,172 of deferred tax benefit related to the reversal of the valuation allowance for deferred tax assets. The deferred tax assets recognized consist principally of assets with tax basis in excess of book basis, reserves not currently deductible and tax loss carryforwards. The tax benefit recorded is non-cash in nature (See Note 17 to the consolidated financial statements).

(3) Fixed return on preferred interest represents the return paid on the Class A and Class B Interests through July 1, 1997, the date of Reorganization. The fixed return on preferred interest was $164, $0, $1,772, $2,391 and $0 for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, respectively.
(4) In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128,"Earnings Per Share" (SFAS 128), as required. The previously reported earnings (loss) per share have been restated as required by SFAS 128.

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

OVERVIEW

     The Company is the largest professional employer organization ("PEO") in the United States. At December 31, 1998, the Company served over 10,750 clients with approximately 127,000 worksite employees. With 44 branches located in Florida, Texas, Georgia, Arizona, Minnesota, North Carolina and Tennessee, the Company provides a broad range of services, including payroll administration, risk management, benefits administration, unemployment services and other human resources consulting services.

     Revenues. Revenues consist of charges by the Company for the salaries and wages of the worksite employees (including the employee-paid portion of health and other benefits), the service fee and the clients' portion of health and retirement benefits provided to the worksite employees. These charges are invoiced to the client at the time of each periodic payroll. The service fee covers the cost of certain employment-related taxes, workers' compensation insurance coverage and administrative and field services provided by the Company to the client, including payroll administration and safety, human resources and regulatory compliance consultation. Salaries and wages of worksite employees are affected by inflation, including the effect of increases in the Federal minimum wage, and by competition in the labor markets in which the Company operates. Fluctuations in salaries and wages resulting from these factors have a proportionate impact on the Company's service fee, which is invoiced as a percentage of salaries and wages.

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

     Employee benefit costs are comprised primarily of medical benefit costs, but also include costs of other employee benefits such as dental, disability and group life insurance. Worksite employee participation in the Company's health benefit plans is optional, as is the client's contribution to the cost of such plans. The Company's current group health benefit plans are under seven separate contracts in force in the states of Florida, Texas, Georgia, North Carolina and Tennessee with the Blue Cross entities in each state, with HealthPartners of Arizona, Inc. and Health Partners in Minnesota. Plans offered in Texas, Georgia, Arizona, Minnesota and North Carolina are provided to the Company under guaranteed cost arrangements, with the Company's liability capped at fixed amounts. The Company's policy with Blue Cross/Blue Shield of Florida is a three year minimum premium arrangement pursuant to which the Company is obligated to reimburse Blue Cross/Blue Shield of Florida for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs associated with this policy are fixed for the three-year term and stop loss coverage per covered employee for 1997, 1998 and 1999 is provided at the level of 115% of projected claims. The Company's policy with Blue Cross/Blue Shield of Tennessee is also a minimum premium arrangement through December 31, 1999.

     Workers' compensation costs are the amounts paid by the Company under its guaranteed cost arrangement with Liberty Mutual, which expires on December 31, 1999. The Company is in the process of reviewing potential vendors for a new workers' compensation contract to begin on January 1, 2000. This process should be completed by July 1999. The Company expects to change from a fixed price contract to a percent of manual premium or similar floating rate arrangement, which should increase the predictability of earnings and facilitate the broadening of the Company's client base. If the Company is unable to renew or replace this policy on similar or more favorable terms, that failure could have a material adverse effect on the Company's future results of operations or financial condition.

     State unemployment tax rates vary from state to state and are based upon the employer's claims history. The Company aggressively manages its state unemployment tax exposure by contesting unwarranted claims and offering re-employment services to unemployed workers.

     Operating Expenses. Operating expenses consist primarily of salaries, wages and commissions associated with the Company's internal employees, and general and administrative expenses. Over the past several years, the Company has experienced an increase in its operating expenses as the Company has expanded its senior management, sales and marketing staff, payroll processing operations and client and worksite employee service functions. The Company expects that future revenue growth will result in increased operating leverage, as the Company's fixed operating expenses are leveraged over a larger revenue base.

     Income Taxes. The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Before the Reorganization, the Company operated through limited partnerships. Accordingly, all earnings or losses were passed directly to the partners and no provision for income taxes was required. In 1997, a non-recurring tax benefit with respect to the Company's deferred tax asset was recognized in accordance with the provisions of Statement of Financial Accounting Standards 109, "Accounting for Income Taxes." This asset related primarily to assets with tax basis in excess of book basis and certain reserves which will be deductible in future periods. The Company's effective tax rate for 1998 was 37.5%. The Company's 1998 effective tax rate for financial reporting purposes differs from the statutory Federal rate of 35% primarily because of state taxes and Federal tax credits.

     Profitability. Profitability is largely dependent upon the Company's success in managing revenues and costs that are within its control. These controllable revenues and costs primarily relate to workers' compensation, health benefits and state unemployment taxes. The Company manages these controllable costs through its use of: (i) its guaranteed cost workers' compensation contract; (ii) appropriately designed health benefit plans that encourage worksite employee participation, high managed care utilization and efficient risk pooling; and (iii) aggressive management of its state unemployment tax exposure.

     Health Benefit Plan Subsidies. In January 1997, the Company implemented a comprehensive action plan aimed at reducing its health benefit plan subsidies, which had been significant in previous operating years. Key elements of the plan for 1997 were as follows:

     - The Company changed from its single national health care company, Provident, to a series of regional health care companies. These companies have extensive provider networks in all of the Company's markets and offer deeper discounts than those previously available. These new providers were Blue Cross/Blue Shield of Florida; Blue Cross/Blue Shield of Texas; and Blue Cross/Blue Shield of Georgia. In addition, the Company's new providers were able to offer health maintenance organization ("HMO") coverage in substantially all of the Company's markets, including Texas and Georgia, which did not have HMO offerings in 1995 and 1996. The Company offered both preferred provider organization ("PPO") and HMO plans in Arizona with HealthPartners, Inc. of Arizona, and an HMO plan in Minnesota with HealthPartners, Inc. The Company believes that health care is a regional business in the United States and that it must align itself with health care providers that have strong networks and reputations in the specific markets in which the Company operates.

     - The Company raised the price of its PPO offerings by an average of 10% for 1997 and 10% to 25% for 1998. The Company did not increase the rates for its HMO offerings for 1997 and increased the rates from 3% to 6% for 1998, which had the effect of increasing the percentage of participants enrolled in the HMO from 30% as of January 1, 1997 to 66% as of January 1, 1998. The Company believes that the managed care services provided by an HMO are more cost-effective than those provided by a PPO. The Company will continue to encourage migration of its plan participants into its HMO offerings.

     - The Company secured guaranteed cost contracts for 1997 and 1998 for its plans in Georgia, Texas, Arizona, and Minnesota and was able to reduce the stop loss coverage per covered employee from 125% to 115% of the projected claims for its Florida plan for the 1997 and 1998 plan years.

     - The Company reduced the level of selected benefits provided under its plans to better match the needs and price sensitivity of its worksite employees, while reducing the cost to the Company.

     In 1997, the Company experienced a surplus of $1.0 million in health plan operations. This surplus would have been a subsidy of $2.5 million in 1997 had the Company not reduced its estimates for 1996 health reserves due to favorable experience in the maturation or run-out of 1996 health claims.

     In 1998, the Company continued the strategy of aligning with regional managed care providers. The Company contracted with Blue Cross/Blue Shield of North Carolina to offer an HMO and a PPO and with Blue Cross/Blue Shield of Tennessee to offer two PPO plans.

     The Company had $1.1 million of net subsidy cost in its health plan operations for 1998. The 1998 subsidy was $2.5 million, which was offset by an adjustment to 1997 health reserves due to favorable experience in the maturation or run-out of 1997 health claims.

     For 1999, the Company renewed the guaranteed cost contracts in Georgia, Texas, Arizona and Minnesota and negotiated the continuation of stop loss coverage of 115% of expected claims for the Florida plan.

     Pricing in Florida continued to support migration to the HMO plan with HMO participants receiving an average rate decrease of 2% for 1999 and PPO participants receiving an average increase of 11% for 1999. By the end of 1998, over 70% of the health plan participants received their coverage through an HMO.

RESULTS OF OPERATIONS

     The following table presents the Company's results of operations for the years ended December 31, 1998, 1997 and 1998, expressed as a percentage of revenues:

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%
Cost of services:
  Salaries, wages and payroll taxes.........................   89.6     90.5     90.8
  Benefits, workers' compensation, state unemployment taxes
     and other costs........................................    6.2      4.4      4.4
                                                              -----    -----    -----
          Total cost of services............................   95.8     94.9     95.2
                                                              -----    -----    -----
Gross profit................................................    4.2      5.1      4.8
                                                              -----    -----    -----
Operating expenses:
  Salaries, wages and commissions...........................    2.6      2.3      2.1
  Other general and administrative..........................    1.4      1.1      0.9
  Depreciation and amortization.............................    0.2      0.3      0.3
                                                              -----    -----    -----
          Total operating costs.............................    4.2      3.7      3.3
                                                              -----    -----    -----
Operating (loss) income.....................................   (0.0)     1.4      1.5
Interest income.............................................    0.0      0.1      0.1
Interest expense............................................   (0.2)    (0.1)    (0.0)
                                                              -----    -----    -----
Income (loss) before income taxes...........................   (0.2)     1.4      1.6
Income tax (provision) benefit..............................   (0.0)     0.3     (0.6)
                                                              -----    -----    -----
Net income (loss)...........................................   (0.2)%    1.7%     1.0%
                                                              =====    =====    =====

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     For the year ended December 31, 1998, revenues increased 28.3% over 1997, totaling $2.38 billion, compared to $1.85 billion for 1997. This increase was due primarily to an increased number of clients and worksite employees. From 1997 to 1998, the number of clients increased 16.4% from 9,233 to 10,751. The number of worksite employees increased 18.2%, from 107,885 to 127,470. Revenue growth exceeded headcount growth by 10.1%, primarily due to wage inflation and expansion in higher wage markets. The increase in the number of worksite employees was the result of continuing sales and marketing efforts in existing markets as well as the development of new markets. The Company opened a total of eight new sales offices in Florida, Texas, North Carolina and Tennessee in 1998, compared to six new sales offices in 1997.

     In January 1997 and January 1998, the Company reduced the service fees charged on average to its Florida clients, in response to a reduction in workers' compensation rates in Florida. While the Company believes this reduction in service fees has not adversely affected the Company's profitability to date because the Company has been able to offset the effect of this action by controlling expenses, it is possible that future service fee reductions could adversely affect the Company's operations.

     Cost of services was $2.26 billion for 1998, compared to $1.76 billion for 1997, representing an increase of $505.3 million, or 28.8%. This increase was due primarily to an increased number of clients and worksite employees. Cost of services was 95.2% of revenues for 1998, compared to 94.9% for 1997.

     Salaries, wages and payroll taxes of worksite employees were $2.16 billion for 1998, compared to $1.68 billion for 1997, representing an increase of $481.8 million, or 28.8%. Salaries, wages and payroll taxes were 90.8% of revenues for 1998, compared to 90.5% for 1997.

     Benefits, workers' compensation, state unemployment taxes and other costs were $105.5 million for 1998, compared to $81.9 million for 1997, representing an increase of $23.6 million, or 28.8%. Benefits, workers' compensation, state unemployment taxes and other costs were 4.4% of revenues for 1997 and 1998. The health benefit plan subsidy was $2.5 million in both 1997 and 1998. However, favorable experience on the maturation or run-out of prior year health claims reduced this subsidy by $1.4 million in 1998 versus a reduction of $3.5 million in 1997.

     Gross profit was $112.9 million for 1998, compared to $94.0 million for 1997, representing an increase of $18.9 million, or 20.1%. Gross profit was 4.8% of revenues for 1998, compared to 5.1% for 1997. Gross profit margin decreased as a percentage of revenues due to continued expansion outside of Florida, penetration of higher wage markets and downward pressure on workers' compensation margins due to a competitive workers' compensation market.

     Operating expenses were $78.6 million for 1998, compared to $67.5 million for 1997, representing an increase of $11.1 million, or 16.4%. Operating expenses were 3.3% of revenues for 1998, compared to 3.7% for 1997.

     Salaries, wages and commissions were $50.9 million for 1998, compared to $42.1 million for 1997, representing an increase of $8.8 million, or 20.9%. This increase was due primarily to a 26.9% increase in corporate personnel hired to support the Company's expanded operations and additional sales and sales support personnel located at its branch offices. This was partially offset by savings in health benefits and employee bonus programs. Salaries, wages and commissions were 2.1% of revenues for 1998, compared to 2.3% for 1997.

     Other general and administrative expenses were $21.7 million for 1998, compared to $20.9 million in 1997, representing an increase of $.8 million, or 3.8%. This increase was primarily a result of administrative expenses to support the opening of eight new branch offices in 1998, versus six offices in 1997, and expanded sales and marketing programs for 1998. Other general and administrative expenses were .9% of revenues for 1998, compared to 1.1% for 1997.

     Depreciation and amortization expenses increased by $1.4 million for 1998 compared to 1997, representing an increase of 31.1%. This increase was primarily the result of the Company's investment in management information systems. Amortization of capitalized software costs associated with the Company's implementa-tion of new payroll processing and management information systems began July 1997, when the systems became operational. These software costs are being amortized over a seven-year period.

     Interest income was $3.2 million for 1998, compared to $1.3 million for 1997, representing an increase of $1.9 million. The net change represents interest income earned on the net proceeds of the Company's initial public offering in July 1997 and net cash from operations.

     Interest expense was $.1 million for 1998, compared to $2.1 million for 1997, representing a decrease of $2.0 million. The decrease was due primarily to the repayment of the Company's long-term borrowings in the third quarter of 1997, partially offset by the write-off of unamortized debt issuance costs associated with this debt. The Company had no long-term debt obligations outstanding in 1998.

     Income taxes of $14.0 million for 1998 represented a provision at an effective tax rate of 37.5%. Income taxes of $9.9 million for 1997 was reduced by the recognition of deferred tax benefits, the tax benefit of allocation of income to Staff Acquisition, and other items totaling $15.1 million, resulting in a $5.2 million tax benefit for that year.

     Income before income taxes was $37.4 million for 1998, compared to income before income taxes of $25.6 million for 1997, representing an increase of $11.8 million, or 46.1%.

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

     Benefits, workers' compensation, state unemployment taxes and other costs were $81.9 million for 1997, compared to $88.8 million for 1996, representing a decrease of $6.9 million, or (7.8%). Benefits, workers' compensation, state unemployment taxes and other costs were 4.4% of revenues for 1997, compared to 6.2% for 1996. This decrease was due primarily to: (i) a 27.4% reduction in the workers' compensation expense rate, primarily as a result of the renegotiation of the workers' compensation policy; and (ii) the implementation of the Company's comprehensive health benefits action plan, leading to a reduction in the health benefit plan subsidy, from $9.9 million for 1996, to a surplus of $1.0 million for 1997. This surplus would have been a subsidy of $2.5 million had the Company not reduced its estimate of health reserves for 1996. This reduction in 1996 health reserves was due to a favorable experience on the maturation or run-out of 1996 health claims.

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

     Income taxes of $9.9 million for 1997 were reduced by the recognition of deferred tax benefits, the tax benefit of allocation of income to Staff Acquisition, and other items totaling $15.1 million, resulting in a $5.2 million tax benefit for the year. In 1996, the Company operated through limited partnerships, and accordingly, no provision for income taxes was required.

     Income before income taxes was $25.6 million for 1997, versus a loss of $3.9 million for 1996, representing an increase of $29.5 million.

  Liquidity and Capital Resources

     The Company had $55.8 million in cash and cash equivalents, restricted certificates of deposit and marketable securities at December 31, 1998. The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, anticipated levels of health benefit plan subsidies and other operating cash needs. The Company has in the past sought, and may in the future seek, to raise additional capital or take other measures to increase its liquidity and capital resources. The Company currently believes that the proceeds from the IPO and cash flow from operations will be sufficient to meet its requirements through 1999. The Company may rely on these same sources, as well as public or private debt and/or equity financing to meet its long-term capital needs.

     The Company repaid all of its long-term obligations during the third quarter of 1997 utilizing the proceeds from its initial public offering and had no long-term debt as of December 31, 1998. At December 31, 1998, the Company had working capital of $25.1 million.

     The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. As of December 31, 1998, the Company had $8.4 million of restricted certificates of deposit, with original maturities of less than one year, as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans.

     Net cash provided from operations was $37.3 million for 1998. In 1998, the Company invested $10.9 million in its facilities and technology infrastructure. For 1999, the Company anticipates total capital expenditures of $11 million.

     In April 1998, certain shareholders of the Company completed an underwritten secondary offering of 3.1 million shares of common stock of the Company. In connection with this offering, 177,709 shares of common stock were issued by the Company upon the exercise of warrants that were sold to the underwriters by certain selling shareholders. The Company received approximately $1.3 million from the exercise of warrants, and paid approximately $.5 million of expenses associated with this secondary offering.

     The Company's Board of Directors approved a program in August 1998 to repurchase up to two million shares of the Company's common stock. Purchases may be made from time to time depending upon the company's stock price, and will be made primarily in the open market, but may also be made through privately negotiated transactions. In 1998, the Company repurchased 1.6 million shares of its common stock for a total cost of $21.0 million. In January 1999, the Company's Board of Directors increased this share repurchase plan to three million shares.

     In October 1998, the Company cancelled its $20 million revolving credit facility. The Company had not borrowed under this credit facility since its inception in December 1997.

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

     Current State of Readiness -- The Company's primary internal computer applications were purchased from Microsoft and Oracle. These companies have issued public documents affirming Year 2000 compliance for their applications. As a result, the Company's Year 2000 compliance initiative is directed towards testing versus remediation. The Company is in the process of testing custom modifications to its Oracle software, to ensure that changes made are also Year 2000 compliant. Certification of all the Company's systems and applications (packaged and custom) began in early 1999 and is expected to be completed by early third quarter 1999.

     The Company has completed a full Year 2000 inventory of all computer hardware, supporting software, and non-IT systems; assessed non-compliance issues; and has identified upgrades or replacements necessary to ensure Year 2000 compliance. These upgrades and replacements are expected to be substantially complete by July 1999.

     In addition, the Company has initiated formal communications with all of its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. This includes service vendors with IT interfaces to the Company's applications and non-IT systems suppliers. Approximately 50% of the Company's significant vendors have responded that they were compliant at the end of 1998. The remaining 50% of significant vendors have indicated they will be compliant by second quarter 1999. The Company plans to test the impact of any modifications made by these vendors on the Company's internal systems by the third quarter of 1999.

     Costs -- At present, these Year 2000 remediation costs are estimated to be $.5 million, and will be expensed as incurred in 1999. These costs are not expected to have a material effect on the Company's financial position or results of operations.

     Risks -- It is the Company's belief that the most reasonably likely worst case scenario from the Year 2000 issue is that a third party vendor will not remediate its own Year 2000 issues in time, resulting in a disruption of additional client services, such as the processing of insurance claims or the direct deposit of payroll to a financial institution. The Company is focusing the majority of its Year 2000 efforts to address these issues.

     The Company can give no guarantee that current Year 2000 remediation cost estimates will be achieved and actual results could differ materially from existing plans. Factors that might cause material differences include the availability and cost of personnel trained in this area, the ability to locate and correct errors or defects in the technology used in internal IT and non-IT systems, and the ability of the Company's significant suppliers, customers and others with which it conducts business, including Federal and state government agencies, to identify and resolve their own Year 2000 issues and similar uncertainties. Further, the impact of a Year 2000 failure on the Company's future results of operations, liquidity or financial condition cannot be determined at this time, but is a risk which should be considered in evaluating future growth of the Company.

     Contingency Plans -- A contingency plan for a possible Year 2000 failure of any key internal hardware, software or non-IT systems is in development so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The plan includes preparing "backup" software systems, repairing or replacing systems, changing suppliers, performing certain processes manually, or suspending non-critical operations. This plan will be fully tested by the end of the third quarter of 1999. Contingency plans for any significant third party's failure to remediate its own Year 2000 issues, which might have an impact on the Company's systems or operations, have not yet been developed, but will be developed in the second quarter of 1999.

  Inflation

     The Company believes that inflation in salaries and wages of worksite employees has a positive impact on its results of operations as its service fee is proportional to such changes in salaries and wages.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company utilizes U.S. government agency and other corporate debt with fixed rates and maturities of less than one year to manage its exposures to interest rates. (See
Note 4 to the Consolidated Financial Statements appearing elsewhere in this Form 10-K). The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurances that interest rates will not change.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is contained in a separate section of this Annual Report. See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICES OF THE REGISTRANT

     The information regarding the Company's executive officers is included in
Item 1 of Part I under "Executive Officers of the Registrant." Other information required by this Item 10 will be contained in the Company's Proxy Statement, relating to the 1999 Annual Meeting of Shareholders to be held on May 17, 1999 (the "Proxy Statement") and is incorporated herein by reference.

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

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements -- The financial statements and independent auditors' report are listed in the "Index to Financial Statements and Financial Statement Schedule" on page F-1 and included on pages F-2 through F-21.

     2. Financial Statement Schedules -- The financial statement schedule required by Item 14(a) (2) is included on page S-1.

     3. Exhibits including those incorporated by reference:

  EXHIBIT
    NO.                                  DESCRIPTION
  -------                                -----------
  2.1       --   Agreement and Plan of Merger by and among SLI Transitory,
                 L.P., Staff Capital, L.P. and Staff Leasing, Inc. (filed as
                 Exhibit 4.3 to the Company's registration statement no.
                 333-22933 and incorporated herein)
  3.1       --   Articles of Incorporation of Staff Leasing, Inc. (filed as
                 Exhibit 3.1 to the Company's registration statement no.
                 333-22933 and incorporated herein)
  3.2       --   Bylaws of Staff Leasing, Inc. (filed as Exhibit 3.2 to the
                 Company's registration statement no. 333-22933 and
                 incorporated herein)
  10.1      --   1997 Stock Incentive Plan of Staff Leasing, Inc. (as amended through November 19, 1998)
  10.2      --   Form of Indemnification Agreement dated March 3, 1997,
                 between Staff Leasing, Inc. and each of its directors and
                 executive officers. (filed as Exhibit 10.2 to the Company's registration statement no. 333-22933 and incorporated
                 herein)
  10.3      --   Form of Executive Agreement between Staff Leasing, Inc. and its executive officers. (filed as Exhibit 10.3 to the
                 Company's registration statement no. 333-22933 and
                 incorporated herein)
  10.4      --   Voting Trust Agreement by and between Charles S. Craig and
                 Staff Leasing, Inc., together with related Voting Trust
                 Certificate. (filed as Exhibit 10.4 to the Company's
                 registration statement no. 333-22933 and incorporated
                 herein)
  10.5      --   Option to Purchase Agreement by and between Charles S. Craig and Staff Leasing, Inc., relating to outstanding capital
                 stock of Staff Acquisition, Inc. (filed as Exhibit 10.5 to the Company's registration statement no. 333-22933 and
                 incorporated herein)

  EXHIBIT
    NO.                                  DESCRIPTION
  -------                                -----------
  10.6      --   Amended and Restated Credit Agreement among Staff
                 Acquisition, Inc., Staff Capital, L.P., various banks and
                 Banque Paribas, as Agent, dated as of November 5, 1993 and
                 Amended and Restated as of December 8, 1994, together with
                 First Amendment thereto dated as of June 29, 1995, Second
                 Amendment thereto dated as of April 26, 1996, Third
                 Amendment thereto dated as of August 31, 1996, Fourth
                 Amendment thereto dated November 30, 1996, Fifth Amendment thereto dated as of March 5, 1997, and the Sixth Amendment thereto dated as of May 29, 1997. (filed as Exhibit 10.6 to the Company's registration statement no. 333-22933 and
                 incorporated herein)
  10.7      --   Agreement of Lease dated March 27, 1995 between Quixotic
                 Investment Holdings, Inc. (Landlord) and the Company for
                 premises located at 600 301 Boulevard West, Suite 202,
                 Bradenton, Florida 34205 (filed as Exhibit 10.7 to the
                 Company's registration statement no. 333-22933 and
                 incorporated herein)
  10.8      --   Workers' Compensation and Employers' Liability Policy issued by Liberty Mutual Insurance Company to Staff Leasing,
                 effective January 1, 1997. (filed as Exhibit 10.8 to the
                 Company's registration statement no. 333-22933 and
                 incorporated herein)
  10.9      --   1993 Restricted Equity Plan, as Amended and Restated. (filed as Exhibit 10.9 to the Company's registration statement no.
                 333-22933 and incorporated herein)
  10.10     --   Credit Agreement dated as of December 11, 1997, among Staff
                 Leasing, Inc., its subsidiaries, the lenders named therein, and NationsBank, N.A., as Agent (1) (filed as Exhibit 10.11 to the Company's annual report on Form 10-K and incorporated herein)
  10.11     --   Lease Agreement dated December 5, 1997, between Aldina, L.C.
                 and Staff Capital, L.P. (filed as Exhibit 10.12 to the
                 Company's annual report on Form 10-K and incorporated
                 herein)
  21.1      --   List of Subsidiaries of the Registrant
  23.1      --   Independent Auditors' Consent to Form S-8 (filed as
                 registration statement no. 333-68929)
  27.1      --   Financial Data Schedule (for SEC use only)

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

                                                 /s/ CHARLES S. CRAIG
                                          --------------------------------------
                                                     Charles S. Craig
                                                 Chief Executive Officer

Dated: March 30, 1999

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                  /s/ CHARLES S. CRAIG                    Chief Executive Officer and a  March 30, 1999
--------------------------------------------------------    Director (a Principal
                    Charles S. Craig                        Executive Officer)

                 /s/ RICHARD A. GOLDMAN                   President and a Director (a    March 30, 1999
--------------------------------------------------------    Principal Executive
                   Richard A. Goldman                       Officer)

                  /s/ JOHN E. PANNING                     Chief Financial Officer and a  March 30, 1999
--------------------------------------------------------    Director (Principal
                    John E. Panning                         Financial and Accounting
                                                            Officer)

                 /s/ GEORGE B. BEITZEL                    Director                       March 30, 1999
--------------------------------------------------------
                   George B. Beitzel

                  /s/ MELVIN R. LAIRD                     Director                       March 30, 1999
--------------------------------------------------------
                    Melvin R. Laird

                   /s/ ELLIOT B. ROSS                     Director                       March 30, 1999
--------------------------------------------------------
                     Elliot B. Ross

                      STAFF LEASING, INC. AND SUBSIDIARIES

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2

Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................  F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1997, and 1998.........................  F-4

Consolidated Statements of Changes in Shareholders' Equity
  (Deficit) for the Years Ended December 31, 1996, 1997, and
  1998......................................................  F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1997, and 1998.........................  F-6

Notes to Consolidated Financial Statements..................  F-7

Financial Statement Schedule II -- Valuation and Qualifying
  Accounts..................................................  S-1

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Staff Leasing, Inc.
Bradenton, Florida

     We have audited the accompanying consolidated financial statements and financial statement schedule of Staff Leasing, Inc. (a Florida corporation) and subsidiaries listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 of the Annual Report on Form 10-K of Staff Leasing, Inc. for the year ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Staff Leasing, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          Deloitte & Touche LLP

Stamford, Connecticut
February 19, 1999

                      STAFF LEASING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1998
                                                              -------------   -------------
                                                              (IN $000'S, EXCEPT SHARE AND
                                                                     PER SHARE DATA)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 21,051        $ 15,412
  Certificates of deposit - restricted......................       8,406           8,379
  Marketable securities.....................................      19,701          32,022
  Accounts receivable, net of allowance for doubtful
     accounts of $835 and $802, respectively................      34,814          38,637
  Deferred tax asset........................................       4,494              --
  Other current assets......................................       1,363           6,182
                                                                --------        --------
          Total current assets..............................      89,829         100,632
Property and equipment, net.................................      19,487          25,071
Goodwill, net of accumulated amortization of $3,046 and
  $3,779, respectively......................................      11,625          10,892
Deferred tax asset..........................................       3,936           2,898
Other assets, net of accumulated amortization of $173 and
  $145, respectively........................................         242             285
                                                                --------        --------
                                                                $125,119        $139,778
                                                                ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued insurance premiums and health reserves............    $ 19,960        $ 22,757
  Accrued payroll and payroll taxes.........................      36,837          38,748
  Deferred tax liability....................................          --           5,729
  Accounts payable and other accrued liabilities............       6,535           5,515
  Customer deposits and prepayments.........................       2,121           2,741
                                                                --------        --------
          Total current liabilities.........................      65,453          75,490
Other long-term liabilities.................................       1,518           1,499
Commitments and contingencies (See notes)
Shareholders' equity:
  Common stock, $.01 par value..............................         235             221
     Shares authorized: 100,000,000.........................
     Shares issued and outstanding:
       1997 -- 23,505,358...................................
       1998 -- 22,121,267...................................
Additional paid in capital..................................      65,877          46,804
Retained earnings/(accumulated deficit).....................      (7,344)         16,051
Other.......................................................        (620)           (287)
                                                                --------        --------
          Total shareholders' equity........................      58,148          62,789
                                                                --------        --------
                                                                $125,119        $139,778
                                                                ========        ========

                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1996         1997         1998
                                                             ----------   ----------   ----------
                                                              (IN $000'S, EXCEPT PER SHARE DATA)
Revenues...................................................  $1,432,131   $1,851,248   $2,375,522
                                                             ----------   ----------   ----------
Cost of services:
  Salaries, wages and payroll taxes........................   1,283,787    1,675,369    2,157,152
  Benefits, workers' compensation, state unemployment taxes
     and other costs.......................................      88,839       81,891      105,455
                                                             ----------   ----------   ----------
          Total cost of services...........................   1,372,626    1,757,260    2,262,607
                                                             ----------   ----------   ----------
Gross profit...............................................      59,505       93,988      112,915
                                                             ----------   ----------   ----------
Operating expenses:
  Salaries, wages and commissions..........................      37,264       42,147       50,905
  Other general and administrative.........................      19,528       20,853       21,738
  Depreciation and amortization............................       3,154        4,542        5,930
                                                             ----------   ----------   ----------
          Total operating expenses.........................      59,946       67,542       78,573
                                                             ----------   ----------   ----------
Operating income (loss)....................................        (441)      26,446       34,342
Interest income............................................         100        1,345        3,154
Interest expense...........................................      (3,501)      (2,138)         (68)
Other income (expense).....................................         (23)         (92)           4
                                                             ----------   ----------   ----------
Income (loss) before income taxes..........................      (3,865)      25,561       37,432
Income tax provision (benefit).............................          --       (5,222)      14,037
                                                             ----------   ----------   ----------
Net income (loss)..........................................      (3,865)      30,783       23,395
Return on preferred interests..............................      (1,772)      (2,391)          --
                                                             ----------   ----------   ----------
Net income (loss) attributable to common shareholders......  $   (5,637)  $   28,392   $   23,395
                                                             ==========   ==========   ==========
Net income (loss) per share attributable to common
  shareholders
  -- Basic.................................................  $     (.29)  $     1.32   $     1.01
                                                             ==========   ==========   ==========
  -- Diluted...............................................  $     (.29)  $     1.26   $      .97
                                                             ==========   ==========   ==========
Weighted average common shares outstanding
  -- Basic.................................................      19,614       21,588       23,207
                                                             ==========   ==========   ==========
  -- Diluted...............................................      19,614       22,459       24,092
                                                             ==========   ==========   ==========

                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                           ACCUMULATED      RETAINED
                                     COMMON              ADDITIONAL   DEFERRED   SHARE-       OTHER        EARNINGS/
                                     STOCK      COMMON    PAID IN     COMPEN-    HOLDER   COMPREHENSIVE   (ACCUMULATED
                                    (SHARES)    STOCK     CAPITAL      SATION    NOTES       INCOME         DEFICIT)      TOTAL
                                   ----------   ------   ----------   --------   ------   -------------   ------------   --------
                                                                   (IN $000'S EXCEPT SHARE DATA)
Balance, January 1, 1996.........  19,196,472    $192     $    447     $  --     $(326)      $   --         $(34,262)    $(33,949)
Repurchase and conversion of
  shareholder interests..........                           (9,811)                                                        (9,811)
Return on preferred interests....                           (1,671)                                                        (1,671)
Capital contributions............                           14,652      (312)     (624)                                    13,716
Other............................                             (111)       16        (5)                                      (100)
Net loss.........................                                                                             (3,865)      (3,865)
                                   ----------    ----     --------     -----     -----       ------         --------     --------
Balance, January 1, 1997.........  19,196,472     192        3,506      (296)     (955)                      (38,127)     (35,680)
Return on preferred interests....                           (1,744)                                                        (1,744)
Repurchase of shareholder
  interests......................     (53,992)                (612)                 53                                       (559)
Issuance of common stock through
  IPO, net.......................   3,944,978      39       60,999                                                         61,038
Issuance of common stock upon
  exercise of Company option for
  all capital stock of Staff
  Acquisition, Inc...............     417,900       4          137                                                            141
Tax benefit of restricted stock
  plan vesting...................                            3,208                                                          3,208
Capital contributions............                              324      (279)      (45)                                        --
Other............................                               59       144       758                                        961
Net income.......................                                                                             30,783       30,783
                                   ----------    ----     --------     -----     -----       ------         --------     --------
Balance, January 1, 1998.........  23,505,358     235       65,877      (431)     (189)                       (7,344)      58,148
Repurchase of common stock.......  (1,571,800)    (16)     (20,976)                                                       (20,992)
Issuance of common stock.........      10,000      --          257                                                            257
Issuance of common stock through
  exercise of warrants, net......     177,709       2          835                                                            837
Tax benefit of restricted stock
  plan vesting...................                              814                                                            814
Other............................                               (3)      149       128                                        274
Comprehensive income:
Unrealized gain on marketable
  securities.....................                                                                56
Net income.......................                                                                             23,395
        Total comprehensive
          income.................                                                                                          23,451
                                   ----------    ----     --------     -----     -----       ------         --------     --------
Balance, December 31, 1997.......  22,121,267    $221     $ 46,804     $(282)    $ (61)      $   56         $ 16,051     $ 62,789
                                   ==========    ====     ========     =====     =====       ======         ========     ========

                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1997       1998
                                                              -------   --------   --------
                                                                       (IN $000'S)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)..........................................  $(3,865)  $ 30,783   $ 23,395
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................    3,154      4,542      5,930
    Deferred taxes, net.....................................       --     (5,222)    12,042
    Amortization and write-off of debt issuance costs.......      560        957         --
    Fixed asset obsolescence................................       --        885        201
    Provision for bad debts.................................      651        820        720
    Other...................................................      (75)       260        167
    Changes in operating working capital:
      Decrease (increase) in certificates of
       deposit -- restricted................................              (8,406)        27
      Increase in accounts receivable.......................   (7,864)    (1,678)    (4,543)
      (Increase) decrease in other current assets...........      364         67     (4,819)
      (Decrease) increase in accounts payable and other
       accrued liabilities..................................    1,712     (3,578)    (1,020)
      Increase in accrued payroll and payroll taxes.........    6,393      1,557      1,911
      Increase (decrease) in accrued insurance premiums and
       health reserves......................................   (4,672)     6,263      2,797
      Increase in customer deposits and prepayments.........      578        725        620
    (Increase) decrease in other long-term assets...........       34        (89)      (115)
    (Decrease) increase in other long-term liabilities......    1,159       (538)       (19)
                                                              -------   --------   --------
  Net cash provided by (used in) operating activities.......   (1,871)    27,348     37,294
                                                              -------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Marketable securities classified as available for sale:
    Purchases...............................................       --    (19,701)   (59,364)
    Sales...................................................       --         --     19,992
    Maturities..............................................       --         --     27,140
  Capital expenditures......................................   (5,923)    (7,100)   (10,937)
                                                              -------   --------   --------
    Net cash used in investing activities...................   (5,923)   (26,801)   (23,169)
                                                              -------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of revolving credit, net.......................   (2,500)        --         --
  Proceeds from sale-leaseback of fixed assets..............      597         --         --
  Proceeds from sale of common shares, net..................       --     61,038      1,094
  Capital contributions, net of shareholder notes receivable
    and issuance costs......................................   21,103        370         --
  Repayment of shareholders' notes receivable...............       13        877        134
  Repurchase of common shareholders' interests..............   (3,051)      (559)   (20,992)
  Repurchase of shareholders' interests, including fixed
    return..................................................     (139)   (19,788)        --
  Repayments of capital leases..............................   (1,920)    (3,746)        --
  Repayments of long-term debt..............................   (6,250)   (17,700)        --
  Debt issuance costs.......................................      (60)        --         --
                                                              -------   --------   --------
    Net cash provided by (used in) financing activities.....    7,793     20,492    (19,764)
                                                              -------   --------   --------
  Net increase (decrease) in cash and cash equivalents......       (1)    21,039     (5,639)
Cash and cash equivalents -- beginning of year..............       13         12     21,051
                                                              -------   --------   --------
Cash and cash equivalents -- end of year....................  $    12   $ 21,051   $ 15,412
                                                              =======   ========   ========
Supplemental disclosure of cash flow information:
  Income taxes paid.........................................  $    --   $     --   $  3,787
                                                              =======   ========   ========
  Interest paid.............................................  $ 3,485   $  1,020   $     77
                                                              =======   ========   ========

                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN $000'S, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business -- The Company is headquartered in Bradenton, Florida and operates as one business segment which provides professional employer services to small to medium-sized businesses primarily in the states of Florida, Texas, Georgia, Arizona, Minnesota, North Carolina and Tennessee. The Company, through its subsidiaries, provides a broad range of services, including payroll administration, risk management, benefits administration, unemployment services and other human resources consulting services to their clients. The Company is paid a service fee to cover the cost of certain employment related taxes, workers' compensation insurance coverage and administration and field services, plus a markup to cover overhead and to provide a profit.

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Staff Leasing, Inc. and all of its subsidiaries: Staff Acquisition, Inc.; Staff Insurance, Inc.; Staff Capital, L.P.; and the operating limited partnerships ("OLPs") of Staff Capital, L.P.:
Staff Leasing, L.P.; Staff Leasing II, L.P.; Staff Leasing III, L.P.; Staff Leasing IV, L.P.; Staff Leasing V, L.P.; Staff Leasing of Georgia, L.P.; Staff Leasing of Georgia II, L.P.; Staff Leasing of Georgia III, L.P.; Staff Leasing of Texas, L.P.; and Staff Leasing of Texas II, L.P.; (collectively, the "Company"). All intercompany balances have been eliminated. As of December 31, 1998, Staff Capital, L.P. was dissolved, and its assets were transferred to Staff Leasing, Inc. and its related entities.

     Basis of Presentation -- Effective July 1, 1997, the Company completed a reorganization (See Note 2) which was accounted for as a pooling of interests among entities under common control. As a result, common stock, which replaced previous preferred and common partnership interests, has been reflected in these financial statements as being issued as of the earliest date presented. Before the reorganization, the Company operated as Staff Capital, L.P.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates relate to the reserve for health benefit claims. Actual results could differ from those estimates.

     Marketable Securities -- The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 1998, all of the company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at market value. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity and comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The cost of investments sold is based on the average cost method, and realized gains and losses are included in other income (expense).

                      STAFF LEASING, INC. AND SUBSIDIARIES

     Property and Equipment -- Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the lesser of the remaining estimated useful lives of the related assets or lease terms, as follows:

                                                                  YEARS
                                                                  -----
Automobiles.................................................  5
Computer hardware and software..............................  3 to 7
Furniture and equipment.....................................  5 to 7
Leasehold improvements......................................  Life of lease

     Goodwill -- Goodwill is being amortized using the straight-line method over a period of 20 years.

     Valuation of Long-Lived Assets -- The Company periodically evaluates the carrying value of long-lived assets, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less then the assets' carrying amount. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

     Statement of Cash Flows -- During 1996, the Company entered into several capital leases which were repaid in full in 1997. Also during 1996, $2,198 of existing preferred limited interests were converted to Class A Interests and $6,773 of common limited partnership interests were converted to Class B Interests. In addition, $14,118 of Class A Interests were converted into common shares of the Company. The change in deferred taxes for 1997 and 1998 includes $3,208 and $814, respectively, which relates to the vesting of restricted stock. This amount was recorded to Additional Paid in Capital.

     Cash Equivalents -- Cash equivalents are defined as short-term investments with original maturities of three months or less.

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

     Stock-Based Compensation -- The Company has adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages, but does not require companies to record at fair value compensation cost for stock-based employee compensation plans. The Company accounts for equity-based compensation arrangements in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant.

                      STAFF LEASING, INC. AND SUBSIDIARIES

     Income Taxes -- The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the income tax basis of the Company's assets and liabilities.

     Earnings Per Share -- The Company computes and discloses earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128").

     Reclassifications -- Certain reclassifications of prior years amounts have been made in order to conform with current year presentations.

     Comprehensive Income -- Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was adopted by the Company in the first quarter of 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. It requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement or financial statement footnote. Comprehensive income is defined as "the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources." The only source of other comprehensive income was an unrealized gain of $56, net of tax effect of $33, for the year ended December 31, 1998, resulting from appreciation of marketable securities, which is reflected in the Consolidated Statements of Changes in Shareholders' Equity/(Deficit).

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

     In addition, Charles S. Craig, the Chairman and CEO of the Company and owner of all the issued and outstanding capital stock of Staff Acquisition, Inc., the general partner of Staff Capital, granted to the Company an option to exchange the stock of Staff Acquisition for 417,900 shares of the Company's common stock. The number of shares of common stock issuable to Mr. Craig in connection with the exercise of such option was determined on the same basis used to determine the number of shares of common stock issued in exchange for the partnership interests of Staff Capital, L.P. On September 30, 1997, the Company exercised this option.

     The Reorganization was accounted for as a combination among entities under common control and accordingly, for financial statement presentation purposes, the Reorganization was treated as a pooling of interests of the Company and Staff Capital, L.P. as of and for the periods presented.

     In conjunction with the Reorganization, on July 1, 1997, the Company completed an initial public offering (the "IPO") of 3,500,000 shares of its common stock. The Company subsequently issued an additional 444,978 shares resulting from the exercise of certain overallotment provisions for a total issuance of 3,944,978 shares. In conjunction with this offering, 655,022 shares were sold on behalf of certain selling shareholders, for an aggregate offering price of $11 million. The IPO expenses incurred by the Company totaled approximately $6.0 million, including $4.7 million of underwriting discounts and commissions, and approximately $1.3 million of other expenses.

                      STAFF LEASING, INC. AND SUBSIDIARIES

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

3. CERTIFICATES OF DEPOSIT -- RESTRICTED

     As of December 31, 1998, the Company had certificates of deposit, with original maturities of less than one year, that serve as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans. Due to the short maturity of these instruments, the carrying amount approximates fair value. These interest-bearing certificates of deposit have been classified as restricted in the accompanying consolidated balance sheets. The interest earned on these certificates is recognized as interest income on the Company's consolidated statement of operations.

4. MARKETABLE SECURITIES

     As of December 31, 1998, the Company had marketable securities with contractual maturities of less than one year from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale and are summarized as follows:

                                                               GROSS        GROSS
                                                AMORTIZED    UNREALIZED   UNREALIZED   ESTIMATED
AS OF DECEMBER 31, 1997:                           COST        GAINS        LOSSES     FAIR VALUE
------------------------                        ----------   ----------   ----------   ----------
                                                (IN 000'S)   (IN 000'S)   (IN 000'S)   (IN 000'S)
U.S. corporate debt securities................   $19,701        $--          $--        $19,701
                                                 -------        ---          ---        -------
                                                 $19,701        $--          $--        $19,701
                                                 =======        ===          ===        =======
AS OF DECEMBER 31, 1998:
----------------------

Obligations of U.S. government agencies.......   $31,933        $92          $(3)       $32,022
                                                 -------        ---          ---        -------
                                                 $31,933        $92          $(3)       $32,022
                                                 =======        ===          ===        =======

     The unrealized gains and losses shown for 1998, net of tax effect of $33, are reflected as comprehensive income in the Consolidated Statements of Changes in Shareholders' Equity. For the years ended December 31, 1997 and 1998, gross realized gains on sales of available-for-sale securities were $0 and $8, respectively. For the years ended December 31, 1997 and 1998, gross realized losses on sales of available-for-sale securities were $0 and $4, respectively.

     At December 31, 1997 and 1998, the Company's marketable securities included unamortized premiums of $0 and $101, respectively. At December 31, 1997 and 1998, the Company's marketable securities included unamortized discounts of $436 and $81, respectively. During the year ended December 31, 1997, premium amortization of $0 and discount accretion of $163 were included in interest income. During the year ended December 31, 1998, premium amortization of $210 and discount accretion of $718 were included in interest income.

                      STAFF LEASING, INC. AND SUBSIDIARIES

5. ACCOUNTS RECEIVABLE

     At December 31, 1997 and 1998, accounts receivable consisted of the following:

                                                               1997      1998
                                                              -------   -------
Billed to clients...........................................  $19,888   $15,030
Unbilled revenues...........................................   15,761    24,048
                                                              -------   -------
                                                               35,649    39,708
Less: Allowance for doubtful accounts.......................     (835)     (802)
                                                              -------   -------
                                                              $34,814   $38,637
                                                              =======   =======

6. PROPERTY AND EQUIPMENT

     At December 31, 1997 and 1998, property and equipment (at cost) consisted of the following:

                                                               1997      1998
                                                              -------   -------
Leasehold improvements......................................  $ 1,318   $ 1,484
Furniture and fixtures......................................    1,456     2,508
Vehicles....................................................      120       103
Equipment...................................................    1,367     1,799
Computer hardware and software..............................   20,510    29,490
                                                              -------   -------
Total property and equipment................................   24,771    35,384
Less accumulated depreciation...............................   (5,284)  (10,313)
                                                              -------   -------
                                                              $19,487   $25,071
                                                              =======   =======

     For the years ended December 31, 1996, 1997, and 1998 depreciation expense was $2,257, $3,505, and $5,125, respectively.

7. OTHER ASSETS

     Included in other current assets as of December 31, 1997 and 1998 were deposits with the IRS totaling $845 and $2,851 respectively, and prepaid income taxes of $0 and $1,903, respectively. Also included in other current assets were prepaid expenses, short-term deposits and other miscellaneous receivables.

     During 1997, the unamortized debt issuance and organization costs were written off in full (See Note 2). The remaining non-compete covenant costs are being amortized over the lives of the agreements. Also included in non-current assets at December 31, 1997 and 1998 were miscellaneous long-term deposits.

     For the years ended December 31, 1996, 1997, and 1998, total amortization expense, including annual amortization of goodwill of $733 per year, was $897, $1,038, and $805, respectively.

8. LONG-TERM DEBT

     In 1996, the Company had a $25,000 term loan and a revolving credit facility of $10,000, of which $5,000 was available as a letter of credit facility. The long-term portion of this debt totaled $12,700 at December 31, 1996. This debt was repaid in full and the security terminated on July 1, 1997.

     The Company's debt also consisted of $3,746 in capital lease obligations as of December 31, 1996. All but one of the capital leases were entered into during 1995 and primarily represented leases for computer hardware, software and equipment. These leases were repaid in full in July 1997.

                      STAFF LEASING, INC. AND SUBSIDIARIES

     On December 11, 1997, the Company entered into a $20,000 credit agreement with NationsBank, NA. The credit agreement provided for an acquisition loan facility through December 11, 2000. In October 1998, the Company cancelled this credit agreement. No amounts had been borrowed under this facility since its inception.

     As of December 31, 1998, the Company had $8,250 in standby collateralized letters of credit issued in conjunction with the Company's health benefit plans. These letters of credit were unused as of December 31, 1998.

     In addition to the above, the Company has the right to defer up to $10,000 of payments to a key vendor. All deferred payments must be repaid on or before September 30, 1999. No amounts have been deferred as of December 31, 1998.

9. HEALTH BENEFITS

     The Company currently provides health benefits to those worksite employees electing coverage. For health benefit plans in Florida, the Company's ultimate liability for its health benefit claims is capped at a factor based on premiums as set forth in the Company's minimum premium agreement with its health insurance carriers. The stop loss coverage per covered employee under the Florida plan was capped at 125% of projected claims for the 1996 plan year and 115% of projected claims for the 1997 and 1998 plan years. For health benefit plans in Arizona, Georgia, Minnesota, North Carolina, Tennessee and Texas, the Company's health benefit liabilities are equal to its premiums paid. Worksite employees who elect coverage are fully insured subject to the terms of coverage under the health benefit plans.

     During 1996, the Company increased premiums charged to the worksite employees for health benefits and redesigned its benefit offerings to help reduce the level of subsidies experienced during 1995. For the year ended December 31, 1996, the Company recorded a health benefit plan subsidy of $10,100. In 1997 and 1998, this subsidy was reduced to $2,500 per year. Favorable experience on the maturation or run-out of health claims enabled the Company to reduce its reserve for health benefit claims by $3,500 for 1996 and $1,400 for 1997, which were recognized in 1997 and 1998, respectively.

     Year-end liabilities for health benefit loss reserves were based upon actuarial estimates of claims incurred but not reported under the health plans at December 31, 1997 and 1998. The actual ultimate liability may differ from these actuarial estimates. The accrual for these reserves at December 31, 1997 and 1998 totaled $8,450 and $8,413, respectively, of which $1,000 was classified as long-term for both years.

10. COMMITMENTS AND CONTINGENCIES

     Operating Leases -- The Company occupies office facilities and lease office equipment under operating leases which expire in various years through 2005. Lease expense was $2,602, $3,352 and $3,729 for the years ended December 31, 1996, 1997, and 1998, respectively. Future minimum payments under noncancellable operating leases as of December 31, 1998 are as follows:

YEAR ENDING
DECEMBER 31,                                                  AMOUNT
------------                                                  -------
1999........................................................  $ 3,767
2000........................................................    3,248
2001........................................................    2,549
2002........................................................    2,112
2003........................................................    2,045
Thereafter..................................................    3,562
                                                              -------
                                                              $17,283
                                                              =======

                      STAFF LEASING, INC. AND SUBSIDIARIES

     The Company is a party to certain pending claims which have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved.

     The Company's employer and health care operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the U.S. However, the regulatory environment for professional employer organizations ("PEOs") is an evolving area due to uncertainties resulting from the non-traditional employment relationships. Many Federal and state laws relating to tax and employment matters were enacted before the development of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the "Code"), the tax qualified status of the Company's 401(k) retirement plan as in effect before April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company may no longer be able to assume the client's Federal employment tax withholding obligations. Any adverse developments in the above noted areas could have a material effect on the Company's financial condition and future results of operations.

11. RELATED PARTIES

     In 1995, the Company entered into a management agreement with certain of its shareholders whereby they agreed to provide management support and financial services with respect to the operation and management of the Company. The agreement required an annual fee in the amount of $375 for the year ended December 31, 1996. The management agreement terminated in March 1997 with $67 of expense recorded for the year ended December 31, 1997. During 1996, the Company paid consulting fees to a shareholder of $510 in connection with a private placement made by the Company.

     During 1997 and 1998, approximately $270 and $21, respectively, of lease expense related to certain automobile leases was paid to an entity owned by a shareholder. This arrangement terminated in 1998. The Company had also entered into a five-year employment contract with a shareholder, which required annual payments of $362. This agreement expired in November 1998. See "Shareholder Notes Receivable" in Note 15.

12. RETIREMENT PLAN

     The Company currently offers a defined contribution 401(k) retirement plan to its internal employees as well as its external worksite employees. The Company does not match any portion of such employees' elective contributions. Effective April 1, 1997, the Company offered a new 401(k) plan to its employees which is designed to be a "multiple employer" plan under the Internal Revenue Code Section 413(c). This new plan enables employee-owners, as well as highly compensated internal and external employees of the Company to participate. Such persons were excluded from the former 401(k) plan to avoid issues of discrimination in favor of highly compensated employees. Effective January 1, 1999, the Company expanded and enhanced its retirement plan offerings to include payroll deducted traditional and Roth IRAs.

13. GEOGRAPHIC MARKET CONCENTRATION AND DEPENDENCE ON KEY VENDORS

     Geographic Market Concentration -- As of December 31, 1998, the Company had offices in seven states and worksite employees in 45 states. The Company's Florida client revenues accounted for 82%, 79% and 75% of the Company's total revenues in 1996, 1997 and 1998, respectively. As a result of the size of the Company's base of worksite employees in Florida and continued growth from its Florida operations, the Company's profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in Florida. Any adverse change in either of these conditions could have a material adverse effect on the Company's profitability and growth prospects.

                      STAFF LEASING, INC. AND SUBSIDIARIES

     Dependence on Key Vendors -- The maintenance of health insurance plans that cover worksite employees is a significant part of the Company's business. The current health contracts are provided by vendors, with some of which the Company has recently established relationships, on terms that the Company believes to be favorable. While the Company believes that replacement contracts could be obtained on competitive terms with other carriers, such replacement could cause a significant disruption to the Company's business resulting in a decrease in client retention and general dissatisfaction with the Company's service offering. This, in turn, could have a material adverse effect on the Company's future results of operations or financial condition.

     The Company's workers' compensation policy provided by its current vendor, Liberty Mutual Insurance Company, was initially issued in March 1994 and its renewal term does not expire until December 31, 1999. The Company is in the process of reviewing potential vendors for a new workers' compensation contract to begin on January 1, 2000. This process should be completed by July 1999. The Company expects to change from a fixed price contract to a percent of manual premium or similar floating rate arrangement, which should increase the predictability of earnings and facilitate the broadening of the Company's client base. If the Company is unable to renew or replace this policy on similar or more favorable terms, that failure could have a material adverse effect on the Company's future results of operations or financial condition.

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

     Consistent with the pooling of interests method of financial presentation and the exercise preferences of the limited partners at the Reorganization, $14,118 of Class A Interests which were outstanding as of December 31, 1996 were retroactively restated as common shares for all periods presented. Of the fixed return of $1,772 and $2,391 for the years ended December 31, 1996 and 1997, $101 and $647, respectively, represented that portion earned on Class A Interests which was converted into common stock in connection with the Company's reorganization (See Note 2). This amount was credited to Additional Paid in Capital for the years indicated.

     Class B Interests -- which earned a fixed return of 5.86% per annum and were mandatorily redeemable at face value plus accrued fixed return on the earlier of July 1, 1997 or at the consummation of an initial public offering of additional securities by Staff Capital. At December 31, 1996, $6,906 in Class B Interests were outstanding, which included an accrued fixed return of $134. In 1997, in conjunction with the Reorganization, all of these Interests were redeemed in full for cash.

15. EQUITY

STOCK REPURCHASE PROGRAM

     In August 1998, the Company's Board of Directors approved a program to repurchase up to two million shares of the Company's common stock. Purchases may be made from time to time depending upon the

                      STAFF LEASING, INC. AND SUBSIDIARIES

Company's stock price, and will be made primarily in the open market, but may also be made through privately negotiated transactions. In 1998, the Company repurchased 1.6 million shares of its common stock for a total cost of $21.0 million. In January 1999, the Company's Board of Directors increased this share repurchase plan to three million shares.

RESTRICTED STOCK PLAN

     Certain members of the Company's management have purchased common shares at prices based upon a formula derived from the original acquisition price of the entities acquired by Staff Capital, L.P. in November, 1993. Before July 1995, such common shares could be sold only to the Company and were not freely transferable. The sales price that the Company would pay was based upon the same formula used to derive the original purchase price. In July 1995 the Company enacted a vesting schedule whereby the above-noted restrictions generally would lapse over a four-year vesting period commencing with the first anniversary subsequent to the date of purchase. Accordingly, the Company obtained appraisals in order to derive estimated fair values of the purchased common shares then owned as of July 1995 and subsequently purchased and recorded deferred compensation expense to the extent that the estimated fair values exceeded the purchase prices. Deferred compensation is being amortized on a straight-line basis over the vesting period. Compensation expense recorded for the years ending December 31, 1996, 1997 and 1998 was $16, $144 and $145, respectively. Deferred compensation was $431 at December 31, 1997 and $282 at December 31, 1998. Following the Reorganization, the Company ceased further grants under this plan.

WARRANTS

     Pursuant to the Reorganization (See Note 2), warrants to purchase 1,352,253 shares of common stock at the exercise price of $7.24 per share were issued to redeem certain preferred limited partnership interests in July 1997. These warrants were exercisable beginning June 25, 1997. In April 1998, 177,709 of these warrants were exercised as part of the Company's secondary offering. Proceeds from this exercise, net of expenses of $450, totaled $837. As of December 31, 1998, 1,174,544 of these warrants remain outstanding. An equivalent number of shares of stock are being held in reserve as of December 31, 1998 to meet this contractual commitment. The warrants expire on March 31, 2001.

EMPLOYEE STOCK OPTION PLAN

     In 1997, the Company adopted the 1997 Stock Incentive Plan (the "Plan"). The Plan provides for options to be granted to key employees, officers, and directors of Staff Leasing, for the purchase of up to 2,500,000 shares of common stock. Options granted under the plan generally have a vesting period of 4 or 5 years, and may not be exercised more than 10 years from the date of the grant, except as noted below.

     Due to the decline in the market price of the Company's common stock in the third and fourth quarters of 1998, the Company took steps to ensure that the options previously granted under the Plan would continue to provide a meaningful incentive to its grantees. On August 19, 1998, the Company cancelled 59,000 options which had been granted to certain employees during the previous twelve months, and reissued them at an exercise price equal to $18.0625, with all other option terms and conditions remaining the same as those originally granted.

     On December 14, 1998, the Company approved an option reissuance grant for all non-executive employees currently participating in the Plan. The Company's Directors and senior management, holding 158,500 options, were excluded from this reissuance grant. Under the terms of the reissuance grant, employees were offered the right to receive, in exchange for the surrender of their existing options, nonqualified stock options with an exercise price equal to that day's closing market price per common share of $11.625. The ratio for the exchange of options was 110 new shares for each 100 existing shares surrendered. This ratio was determined using the Black-Scholes option pricing model. The expiration date for all new options issued under

                      STAFF LEASING, INC. AND SUBSIDIARIES
this reissuance grant is December 14, 2003. In addition, previous vesting restrictions based on stock price performance were removed. A total of 430,946 options were subject to this reissuance grant.

     The following table summarizes the activity in the Plan for the years ended December 31, 1997 and 1998:

                                                             NUMBER OF   WEIGHTED-AVERAGE
                                                              SHARES          PRICE
                                                             ---------   ----------------
1997:
  Options outstanding at beginning of year.................          0        $    0
  Granted..................................................    684,244        $17.52
  Exercised................................................          0        $    0
  Cancelled................................................     33,018        $17.00
  Options outstanding at end of year.......................    651,226        $17.55
  Options exercisable at end of year.......................          0        $    0
1998:
  Granted..................................................    955,238        $12.56
  Exercised................................................          0        $    0
  Cancelled................................................    604,026        $18.33
  Options outstanding at end of year.......................  1,002,438        $12.55
  Options exercisable at end of year.......................     35,956        $14.87

     Components of stock options under this Plan as of December 31, 1998 are as follows:

              OPTIONS OUTSTANDING
-----------------------------------------------       OPTIONS EXERCISABLE
            WEIGHTED-AVERAGE                      ----------------------------
NUMBER OF      REMAINING       WEIGHTED-AVERAGE   NUMBER OF   WEIGHTED-AVERAGE
 SHARES     CONTRACTUAL LIFE    EXERCISE PRICE     SHARES      EXERCISE PRICE
---------   ----------------   ----------------   ---------   ----------------
  843,938      7.2 Years            $11.63         17,831          $11.63
   86,000      8.5 Years            $17.00              0               0
   72,500      9.0 Years            $18.06         18,125          $18.06
---------      ---------            ------         ------          ------
1,002,438      7.4 Years            $12.55         35,956          $14.87
=========      =========            ======         ======          ======

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following weighted-average assumptions:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1997             1998
                                                              -------          -------
Risk-free interest rate.....................................    5.66%            5.30%
Expected dividend yield.....................................    0.00%            0.00%
Expected volatility.........................................    42.0%            81.3%
Expected option life (in years).............................     6.0              4.5

     Using the Black-Scholes option-pricing model, the weighted-average fair value was calculated to be $8.72 as of December 31, 1997 and $8.47 as of December 31, 1998 for all options granted during each year.

                      STAFF LEASING, INC. AND SUBSIDIARIES

     As permitted by SFAS No. 123, the Company has elected to continue to account for its Plan in accordance with the intrinsic value method prescribed by APB Opinion 25 and related Interpretations in accounting. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               1997      1998
                                                              -------   -------
Net income attributable to common shareholders
  As reported...............................................  $28,392   $23,395
  Pro forma.................................................  $28,181   $22,570
Basic earnings per share
  As reported...............................................  $  1.32   $  1.01
  Pro forma.................................................  $  1.31   $   .97
Diluted earnings per share
  As reported...............................................  $  1.26   $   .97
  Pro forma.................................................  $  1.25   $   .94

EMPLOYEE STOCK PURCHASE PLAN

     Effective January 1, 1998, the Company adopted an employee stock purchase plan. All full-time employees are eligible to participate after 90 days of employment. Under the terms of this plan, employees can choose each year to have up to 100% of their annual base earnings withheld to purchase the Company's common stock on the open market. The Company absorbs all transaction costs and administrative fees associated with stock purchases through this plan.

SHAREHOLDER NOTES RECEIVABLE

     Shareholder notes receivable consisted of thirteen notes in an aggregate amount of $189 at December 31, 1997 and six notes in an aggregate amount of $61 at December 31, 1998 from common shareholders. Principal under these notes is due on March 31, 2001. Interest is payable at rates currently ranging from 6.36% to 6.77% per annum.

16. EARNINGS PER SHARE

     The number of common stock equivalents included in weighted average shares outstanding, for the twelve months ended December 31, 1997 and 1998, related to the warrants issued in connection with the Reorganization was 842,804 and 774,961, respectively, for the diluted earnings per share calculation. The number of common stock equivalents included in weighted average shares outstanding, for the twelve months ended December 31, 1997 and 1998, related to the options granted in connection with the Company's stock option plan, was 28,264 and 110,280, respectively, for diluted earnings per share. Also included in weighted average shares outstanding for the period ended December 31, 1996, were contingently issuable shares totaling 417,900 associated with the exchange for all the stock of Staff Acquisition.

                      STAFF LEASING, INC. AND SUBSIDIARIES

     The reconciliation of net income attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three years ended December 31, 1996, 1997 and 1998 is as follows:

                                                       INCOME         SHARES       PER SHARE
                                                     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                     -----------   -------------   ---------
                                                     (IN $000'S)    (IN 000'S)
For the Year Ended 1996:
  Net loss.........................................    $(3,865)
  Less: Return on preferred interests..............     (1,772)
                                                       -------
  Basic EPS
  Net loss attributable to Common shareholders.....     (5,637)       19,614        $(0.29)
                                                                                    ======
  Diluted EPS
  Net loss attributable to common shareholders and
     assumed conversions...........................    $(5,637)       19,614        $(0.29)
                                                       =======        ======        ======
For the Year Ended 1997:
  Net income.......................................    $30,783
  Less: Return on preferred interests..............     (2,391)
                                                       -------
  Basic EPS
  Net income attributable to Common shareholders...     28,392        21,588        $ 1.32
                                                                                    ======
  Effect of dilutive securities:
  Warrants.........................................                      843
  Options..........................................                       28
                                                       -------        ------
  Diluted EPS
  Net income attributable to common shareholders
     and assumed conversions.......................    $28,392        22,459        $ 1.26
                                                       =======        ======        ======
For the Year Ended 1998:
  Net income.......................................    $23,395
                                                       -------
  Basic EPS
  Net income attributable to Common shareholders...     23,395        23,207        $ 1.01
                                                                                    ======
  Effect of dilutive securities:
  Warrants.........................................                      775
  Options..........................................                      110
                                                       -------        ------
  Diluted EPS
  Net income attributable to common shareholders...    $23,395        24,092        $  .97
                                                       =======        ======        ======

     Options to purchase 37,500 shares of common stock at prices ranging from $19.75 to $24.75 per share were outstanding during a portion of 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price for 1997 of $19.21 per common share. These options were outstanding at the end of 1997.

                      STAFF LEASING, INC. AND SUBSIDIARIES

     As discussed in Note 15, all but 158,500 options outstanding in 1998 were subject to re-pricing and as such, the antidilutive impact of various option grants changed during the year. The following table represents the weighted average number and exercise prices of the options which were not included in the computation of diluted EPS by quarter for 1998 because the options' exercise price was greater than the average market price:

                                           WEIGHTED AVERAGE
                                         ANTIDILUTIVE OPTIONS
                                             OUTSTANDING                             WEIGHTED-
                                            DURING PERIOD          RANGE OF           AVERAGE
                                                SHOWN           EXERCISE PRICES     STOCK PRICE
                                         --------------------   ---------------   ----------------
1st Quarter, 1998......................             -0-                    -0-         $24.89
2nd Quarter, 1998......................           5,659          $28.88-$29.50         $28.57
3rd Quarter, 1998......................          32,918          $28.94-$28.94         $19.65
4th Quarter, 1998......................         505,130          $17.00-$18.06         $12.41
                                                                                       ------
                                                                                       $22.38
                                                                                       ======

17. INCOME TAXES

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

     For the year ended December 31, 1996 and the six months ended June 30, 1997, the Company operated through limited partnerships. Accordingly, all earnings or losses were passed directly to the partners and no provision for income taxes was required.

     Before December 31, 1997, a valuation allowance had been recorded with respect to the Company's deferred tax assets. As of December 31, 1997, such valuation allowance was adjusted and the benefit of the deferred tax assets was recognized in the income statement.

     The provision (benefit) for income taxes for the year ended December 31, 1997 is as follows:

                                                             CURRENT   DEFERRED    TOTAL
                                                             -------   --------   -------
U.S. Federal tax...........................................  $1,528    $(6,402)   $(4,874)
State and local tax........................................     109       (457)      (348)
                                                             ------    -------    -------
Total provision (benefit)..................................  $1,637    $(6,859)   $(5,222)
                                                             ======    =======    =======

     The provision for income taxes for the year ended December 31, 1998 is as follows:

                                                             CURRENT   DEFERRED    TOTAL
                                                             -------   --------   -------
U.S. Federal tax...........................................  $2,364    $ 9,660    $12,024
State and local tax........................................     445      1,568      2,013
                                                             ------    -------    -------
Total provision............................................  $2,809    $11,228    $14,037
                                                             ======    =======    =======

                      STAFF LEASING, INC. AND SUBSIDIARIES

     The reconciliation of the statutory U.S. Federal rate to the effective tax rate for the years ended December 31, 1997 and 1998 is as follows:

                                                                1997        1998
                                                              --------     -------
Statutory U.S. Federal tax at 35%...........................  $  8,946     $13,101
Increase (reduction) from:
State income taxes, less Federal benefit....................       928       1,309
Recognition of deferred tax benefit.........................   (10,172)         --
Tax benefit of income allocated to Staff Acquisition,
  Inc.......................................................    (4,551)         --
Tax credits.................................................      (502)       (504)
Other, net..................................................       129         131
                                                              --------     -------
Income tax provision (benefit)..............................  $ (5,222)    $14,037
                                                              ========     =======
Effective tax rate..........................................    ( 20.4)%      37.5%
                                                              ========     =======

     The components of deferred tax assets and liabilities included on the balance sheet at December 31, 1997 and 1998 are as follows:

                                                               1997      1998
                                                              ------   --------
Deferred Tax Assets:
                                                              ------   --------
  Tax basis in excess of book basis of intangible assets....  $6,635   $  6,189
  Reserves not currently deductible.........................   2,923      2,943
  Tax loss carryforward.....................................   1,571         --
                                                              ------   --------
  Total deferred tax assets.................................  11,129      9,132
                                                              ------   --------
Deferred Tax Liabilities:
  Unearned revenue..........................................      --      9,292
  Depreciation..............................................   2,699      2,671
                                                              ------   --------
  Total deferred tax liabilities............................   2,699     11,963
                                                              ------   --------
  Net deferred tax asset (liability)........................  $8,430   $ (2,831)
                                                              ======   ========
Balance Sheet Classification:
  Current assets:
     Deferred taxes.........................................  $4,494   $     --
  Current liabilities:
     Deferred taxes.........................................      --     (5,729)
                                                              ------   --------
  Net current deferred tax asset (liability)................   4,494     (5,729)
                                                              ------   --------
  Non-current assets:
     Deferred taxes.........................................   3,936      2,898
  Non-current liabilities:
     Deferred taxes.........................................      --         --
                                                              ------   --------
  Net non-current deferred tax asset........................   3,936      2,898
                                                              ------   --------
  Net deferred tax asset (liability)........................  $8,430   $ (2,831)
                                                              ======   ========

     The Company paid $3,787 of income taxes in 1998. No income taxes were paid during 1996 and 1997. During 1998, the Company used $2,996 of net operating loss carryforwards and $357 of tax credits. There were no unused net operating loss carryforwards or credits as of December 31, 1998.

                      STAFF LEASING, INC. AND SUBSIDIARIES

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents certain unaudited results of operations data for the interim quarterly periods during the years ended December 31, 1997 and 1998. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with generally accepted accounting principles, have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period.

                                                                  QUARTER ENDED
                       ---------------------------------------------------------------------------------------------------
                                             1997                                               1998
                       ------------------------------------------------   ------------------------------------------------
                       MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                       --------   --------   ------------   -----------   --------   --------   ------------   -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.............  $402,455   $448,075     $480,902      $519,816     $539,616   $582,211     $607,342      $646,353
Gross profit.........  $19,895    $ 22,616     $ 25,705      $ 25,772     $26,233    $ 28,196     $ 28,776      $ 29,710
Gross profit
  margin.............      4.9%        5.0%         5.3%          5.0%        4.9%        4.8%         4.7%          4.6%
Operating income.....  $ 3,424    $  5,657     $  8,823      $  8,542     $ 7,887    $  9,037     $  8,986      $  8,432
Net income...........  $ 2,711    $  4,956     $  8,586      $ 14,530     $ 5,351    $  6,154     $  6,174      $  5,716
Earnings per share
  -- Basic...........  $   .10    $    .22     $    .32      $    .62     $   .23    $    .26     $    .26      $    .26
  -- Diluted.........  $   .10    $    .21     $    .31      $    .59     $   .22    $    .25     $    .26      $    .25

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

    BALANCE         PROVISION      DETERMINED      ACCOUNT          BALANCE
JANUARY 1, 1998   FOR BAD DEBTS   UNCOLLECTIBLE   RECOVERIES   DECEMBER 31, 1998
---------------   -------------   -------------   ----------   -----------------
     $835             $720           $  931          $178            $802
     ====             ====           ======          ====            ====

    BALANCE         PROVISION      DETERMINED      ACCOUNT          BALANCE
JANUARY 1, 1997   FOR BAD DEBTS   UNCOLLECTIBLE   RECOVERIES   DECEMBER 31, 1997
---------------   -------------   -------------   ----------   -----------------
     $440             $820           $  604          $179            $835
     ====             ====           ======          ====            ====

    BALANCE         PROVISION      DETERMINED      ACCOUNT          BALANCE
JANUARY 1, 1996   FOR BAD DEBTS   UNCOLLECTIBLE   RECOVERIES   DECEMBER 31, 1996
---------------   -------------   -------------   ----------   -----------------
     $784             $651           $1,221          $226            $440
     ====             ====           ======          ====            ====