Form 10-Q
period 1999-03-31
STAFF LEASING INC
filed 1999-05-14
CIK 1035185

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   (Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999.

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class of common stock                     Outstanding as of May 10, 1999
      ---------------------                     ------------------------------
      Par value $0.01 per share                           21,761,829

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION
                                                                                        Page
                                                                                        ----

      ITEM 1.     Financial Statements....................................................3

         Unaudited Consolidated Income Statements for the
           three months ended March 31, 1998 and 1999.....................................3

         Consolidated Balance Sheets as of December 31, 1998
           and March 31, 1999.............................................................4

         Unaudited Consolidated Statement of Changes in Shareholders'
           Equity for the three months ended March 31, 1999...............................5

         Unaudited Consolidated Statements of Cash Flows for the
           three months ended March 31, 1998 and 1999.....................................6

         Notes to Consolidated Financial Statements                                       7


      ITEM 2.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations............................................10


PART II. OTHER INFORMATION

      ITEM 1.     Legal Proceedings......................................................13

      ITEM 6.     Exhibits and Reports on Form 8-K.......................................13


SIGNATURES...............................................................................14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      STAFF LEASING, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                    UNAUDITED

                                                                  FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  --------------------------
                                                                    1998             1999
                                                                  ---------        ---------
                                                                       (in 000's, except
                                                                        per share data)
                                                                  --------------------------


Revenues                                                          $ 539,616        $ 647,341
                                                                  ---------        ---------

Cost of services:

   Salaries, wages and payroll taxes                                488,295          587,215

   Benefits, workers' compensation, state
       unemployment taxes and other costs                            25,088           29,493
                                                                  ---------        ---------

             Total cost of services                                 513,383          616,708
                                                                  ---------        ---------

Gross profit                                                         26,233           30,633
                                                                  ---------        ---------

Operating expenses:

   Salaries, wages and commissions                                   11,760           14,182

   Other general and administrative                                   5,281            6,180

   Depreciation and amortization                                      1,305            1,779
                                                                  ---------        ---------

             Total operating expenses                                18,346           22,141
                                                                  ---------        ---------

Operating income                                                      7,887            8,492

Interest income                                                         706              545

Interest expense                                                        (31)             (11)
                                                                  ---------        ---------

Income before income tax provision                                    8,562            9,026

Income tax provision                                                  3,211            3,412
                                                                  ---------        ---------
Net income                                                        $   5,351        $   5,614
                                                                  =========        =========
Net income per share
   - Basic                                                        $     .23        $     .26
                                                                  =========        =========
   - Diluted                                                      $     .22        $     .25
                                                                  =========        =========
Weighted average common shares outstanding

   - Basic                                                           23,509           21,919
                                                                  =========        =========
   - Diluted                                                         24,653           22,412
                                                                  =========        =========


                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        December 31, 1998        March 31, 1999
                                                                                   (UNAUDITED)
                                                        -----------------        --------------
                                                        (in $000's, except share and per share
                                                                          data)

                            ASSETS
Current assets:
  Cash and cash equivalents                               $      15,412          $      31,456
  Certificates of deposit - restricted                            8,379                  8,269
  Marketable securities                                          32,022                 23,977
  Accounts receivable, net of allowance for
     doubtful accounts of $802 and $843,
     respectively                                                38,637                 65,467
  Other current assets                                            6,182                  2,905
                                                          -------------          -------------
         Total current assets                                   100,632                132,074

Property and equipment, net                                      25,071                 24,169
Goodwill, net of accumulated amortization
  of $3,779 and $3,963, respectively                             10,892                 10,708
Deferred income tax asset                                         2,898                  2,743
Other assets, net of accumulated amortization
  of $245 and $0, respectively                                      285                    229
                                                          -------------          -------------


                                                          $     139,778          $     169,923
                                                          =============          =============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued insurance premiums and health
     reserves                                             $      22,757          $      23,988
  Accrued payroll and payroll taxes                              38,748                 66,283
  Accounts payable and other accrued liabilities                  5,515                  3,983
  Income taxes payable                                               --                  1,165
  Deferred income tax liability                                   5,729                  5,464
  Customer deposits and prepayments                               2,741                  2,840
                                                          -------------          -------------
         Total current liabilities                               75,490                103,723

Other long-term liabilities                                       1,499                  1,482
Commitments and contingencies (See notes)

Shareholders' equity:
  Common stock, $.01 par value                                      221                    218
         Shares authorized:   100,000,000
         Shares issued and outstanding:
               December 31, 1998 - 22,121,267
               March 31, 1999 -    21,772,267
  Additional paid in capital                                     46,804                 43,099
  Retained earnings                                              16,051                 21,665
  Other                                                            (287)                  (264)
                                                          -------------          -------------
         Total shareholders' equity                              62,789                 64,718
                                                          -------------          -------------
                                                          $     139,778          $     169,923
                                                          =============          =============


                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    UNAUDITED

                                                                                               Accumulated
                                 Common                 Additional      Deferred      Share-     Other
                                  Stock         Common    Paid In        Compen-      holder  Comprehensive   Retained
                                 (shares)       Stock     Capital        Sation        Notes     Income       Earnings       Total
                                                                  (in $000's except share data)

Balance, January 1, 1999        22,121,267      $  221   $ 46,804        $ (282)      $ (61)      $ 56        $ 16,051     $ 62,789

Repurchase of common stock        (349,000)         (3)    (4,123)                                                           (4,126)

Issuance of common stock                            --                                                                           --

Tax benefit of restricted
  stock plan vesting                                          418                                                               418

Other                                                                        60           6                                      66

Unrealized gain (loss) on
  marketable securities                                                                            (43)

Net income                                                                                                       5,614

Total comprehensive income                                                                                                    5,571
                                ----------      ------   --------        ------       -----       ----        --------     --------
Balance, March 31, 1999         21,772,267      $  218   $ 43,099        $ (222)      $ (55)      $ 13        $ 21,665     $ 64,718
                                ==========      ======   ========        ======       =====       ====        ========     ========



                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                For the three months ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                  1998              1999
                                                                                --------          --------
                                                                                        (in $000's)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $  5,351          $  5,614
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                            1,305             1,779
          Deferred taxes, net                                                      1,558               308
          Provision for bad debts                                                    120               175
          Other                                                                       33                36
          Changes in operating working capital:
             (Increase) decrease in certificates of deposit
               - restricted                                                         (120)              110
             Increase in accounts receivable                                     (23,213)          (27,005)
             (Increase) decrease in other current assets                            (820)            3,277
             Decrease in accounts payable and other accrued
               liabilities                                                          (381)           (1,532)
             Increase in accrued payroll and payroll taxes                        20,482            27,535
             Increase in accrued insurance premiums and health
                reserves                                                           3,661             1,231
             Increase in income taxes payable                                      1,651             1,165
             Increase in customer deposits and
               prepayments                                                           513                99
             Decrease in other long-term assets                                        3                50
             Increase (decrease) in other long-term
              liabilities                                                              6               (17)
                                                                                --------          --------
       Net cash provided by operating activities                                  10,149            12,825
                                                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (purchases) maturities of marketable securities                           (5,190)            8,000
    Capital expenditures                                                          (1,323)             (688)
                                                                                --------          --------
       Net cash (used in) provided by investing activities                        (6,513)            7,312
                                                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sales of common shares                                             219                --
    Repayment of shareholders' notes receivable                                       10                 7
    Repurchase and retirement of common stock                                        (23)           (4,100)
                                                                                --------          --------
       Net cash provided by (used in) financing activities                           206            (4,093)
                                                                                --------          --------
    Net increase in cash                                                           3,842            16,044
Cash and cash equivalents - beginning of period                                   21,051            15,412
                                                                                --------          --------
Cash and cash equivalents - end of period                                       $ 24,893          $ 31,456
                                                                                ========          ========

Supplemental disclosure of cash flow information:
    Income taxes paid                                                                 --          $      6
                                                                                ========          ========

    Interest paid                                                               $     10          $     10
                                                                                ========          ========


                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in $000's, except share and per share data)

1.  GENERAL

         The accompanying unaudited consolidated financial statements of Staff Leasing, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-K. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

         The Company's operations are currently conducted through a number of subsidiary limited partnerships (the "OLPs"). The consolidated operations of the Company exclude intercompany accounts and transactions. Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.


2.  SUBSEQUENT EVENT

         In March 1999, the Company received a proposal from Paribas Principal Partners, its largest institutional shareholder, to acquire all of the outstanding shares of the Company for $17.50 per share in cash. In April 1999, based on the unanimous recommendation of a Special Committee of its Board of Directors, the Company's Board of Directors unanimously decided not to pursue the proposal made by Paribas Principal Partners at this time.

3.  ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following:

                                                        December 31,        March 31,
                                                            1998              1999
                                                          --------          --------

Billed to clients ...............................         $ 15,391          $  7,524
Unbilled revenues ...............................           24,048            58,786
                                                          --------          --------
                                                            39,439            66,310
      Less:  Allowance for doubtful accounts.....             (802)             (843)
                                                          --------          --------
                                                          $ 38,637          $ 65,467
                                                          ========          ========

4.  PROPERTY AND EQUIPMENT

    Property and equipment (at cost) was comprised of the following:

                                                              December 31,        March 31,
                                                                  1998              1999
                                                                --------          --------
Leasehold improvements ..............................           $  1,484          $  1,574
Furniture and fixtures ..............................              2,508             2,562
Vehicles ............................................                103               103
Equipment ...........................................              1,799             1,826
Computer hardware and software ......................             29,490            30,007
                                                                --------          --------
Total property and equipment ........................             35,384            36,072
      Less accumulated depreciation .................            (10,313)          (11,903)
                                                                --------          --------
                                                                $ 25,071          $ 24,169
                                                                ========          ========

    For the three months ended March 31, 1999 depreciation expense was $1,590.

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

         On April 30, 1999, a shareholder of the Company brought a class action alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the company in order to entrench themselves in the management of the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys' and experts' fees. The Company believes the lawsuit is wholly without merit.

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

6.  EQUITY

         In August 1998, the Company's Board of Directors approved a program to repurchase up to two million shares of the Company's common stock. Purchases may be made from time to time depending upon the Company's stock price, and will be made primarily in the open market, but may also be made through privately negotiated transactions. In 1998, the Company repurchased 1.6 million shares of its common stock for a total cost of $21.0 million. In January 1999, the Company's board of Directors increased this share repurchase plan to three million shares. In the quarter ending March 31, 1999, the Company repurchased 349,000 shares at a cost of $4.1 million.

7.  INCOME TAXES

         The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the income tax bases of the Company's assets and liabilities. The Company's effective tax rate provides for federal and state income taxes. The effective tax rate for the three months ended March 31, 1999 was 37.8%.


8.  EARNINGS PER SHARE (EPS)

         The number of common stock equivalents included in the diluted weighted average shares outstanding for the three months ended March 31, 1998 and 1999, related to warrants issued in connection with the Company's reorganization and initial public offering, was 958,917 and 472,148, respectively. Also included as common stock equivalents in diluted weighted average shares outstanding were options granted in connection with the Company's stock option plan, which totaled 184,936 for the three months ended March 31, 1998 and 20,477 for the three months ended March 31, 1999.

                      STAFF LEASING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The reconciliation of net income attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three months ending March 31, 1998 and 1999 is as follows:


                                                  Income         Shares         Per Share
                                                (Numerator)   (Denominator)      Amount
                                                -----------   -------------     ---------
                                                (in $000's)    (in 000's)

For the Three Months Ended March 31,
1998:
Basic EPS:
Net income                                         $5,351         23,509         $   .23
Effect of dilutive securities:
Warrants                                                             959
Options                                                              185
                                                                  ------
Diluted EPS:
Net income                                         $5,351         24,653         $   .22
                                                   ======         ======         =======

For the Three Months Ended March 31,
1999:
Basic EPS:
Net income                                         $5,614         21,919         $   .26
Effect of dilutive securities:
Warrants                                                             472
Options                                                               21
                                                                  ------
Diluted EPS:
Net income                                         $5,614         22,412         $   .25
                                                   ======         ======         =======

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         The following table presents the Company's results of operations for the three months ended March 31, 1998 and 1999, expressed as a percentage of revenues:

                                                  FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                  --------------------------
                                                      1998           1999
                                                      ----           ----
Revenues .................................           100.0%         100.0%
Cost of services:
  Salaries, wages and payroll taxes ......            90.5           90.7
  Benefits, workers' compensation, state
     unemployment taxes and other costs...             4.6            4.6
                                                     -----          -----
          Total cost of services .........            95.1           95.3
                                                     -----          -----
Gross profit .............................             4.9            4.7
                                                     -----          -----
Operating expenses:
  Salaries, wages and commissions ........             2.2            2.2
  Other general and administrative .......             1.0             .9
  Depreciation and amortization ..........              .2             .3
                                                     -----          -----
          Total operating costs ..........             3.4            3.4
                                                     -----          -----
Operating income .........................             1.5            1.3
Interest income ..........................              .1             .1
Interest expense .........................              --             --
                                                     -----          -----
Income before income taxes ...............             1.6            1.4
Income tax provision .....................              .6             .5
                                                     -----          -----
Net income ...............................             1.0             .9
                                                     =====          =====

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Revenues were $647.3 million for the three months ended March 31, 1999, compared to $539.6 million for the three months ended March 31, 1998, representing an increase of $107.7 million, or 20.0%. This increase was due primarily to an increased number of clients and worksite employees. From March 31, 1998 to March 31, 1999, the number of clients increased 7.2% from 9,659 to 10,357. The number of worksite employees increased 11.1%, from 113,880 to 126,466. Revenue growth exceeded headcount growth by 8.9%, due primarily to wage inflation and expansion in higher wage markets. During the first quarter of 1999, the Company terminated approximately 3,700 employees that were unprofitable or running low payroll volumes per employee. The net increase in the number of worksite employees was due primarily to continuing sales and marketing efforts in existing markets as well as the development of new markets. The Company opened one new sales office in the first quarter of 1999. Two new branches were opened in the first quarter of 1998.

         Cost of services was $616.7 million for the three months ended March 31, 1999, compared to $513.4 million for the three months ended March 31, 1998, representing an increase of $103.3 million, or 20.1%. Cost of services was 95.3% for the three months ended March 31, 1999, compared to 95.1% of revenues for the three months ended March 31, 1998.

         Salaries, wages and payroll taxes of worksite employees were $587.2 million for the three months ended March 31, 1999, compared to $488.3 million for the three months ended March 31, 1998, representing an increase of $98.9 million, or 20.3%.

         Benefits, workers' compensation, state unemployment taxes and other costs were $29.5 million for the three months ended March 31, 1999, compared to $25.1 million for the three months ended March 31, 1998, representing an increase of $4.4 million, or 17.6%. Benefits, workers' compensation, state unemployment taxes and other costs were 4.6% of revenues for the three months ended March 31, 1999 and 1998.

         Gross profit was $30.6 million for the three months ended March 31, 1999, compared to $26.2 million for the three months ended March 31, 1998, representing an increase of $4.4 million, or 16.8%. This increase is less than the increase in revenues due to the Company's continued expansion into states with lower margins than Florida, as well as competitive pricing in its current markets. Gross profit was 4.7% of revenues for the three months ended March 31, 1998, compared to 4.9% for the three months ended March 31, 1998.

         Operating expenses were $22.1 million for the three months ended March 31, 1999, compared to $18.3 million for the three months ended March 31, 1998, representing an increase of $3.8 million, or 20.7%. Operating expenses were 3.4% of revenues for the three months ended March 31, 1999 and 1998.

         Salaries, wages and commissions were $14.2 million for the three months ended March 31, 1999, compared to $11.8 million for the three months ended March 31, 1998, representing an increase of $2.4 million, or 20.3%. This increase was due primarily to an increase in corporate personnel that support the Company's expanded operations and additional sales staff located in its branch offices. Salaries, wages and commissions were 2.2% of revenues for the three months ended March 31, 1999 and 1998.

         Other general and administrative expenses were $6.2 million for the three months ended March 31, 1999, compared to $5.3 million for the three months ended March 31, 1998, representing an increase of $.9 million, or 17.0%. Other general and administrative expenses were .9% of revenues for the three months ended March 31, 1999, compared to 1.0% for the three months ended March 31, 1998.

         Depreciation and amortization expenses increased by $.5 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, representing an increase of 38.5%. This increase was primarily the result of the Company's investment in management information systems.

         Interest income was $.5 million for the three months ended March 31, 1999, compared to $.7 million in the first quarter of 1998.

         Income tax expense of $3.4 million for the three months ended March 31, 1999 represented a provision at an effective tax rate of 37.8% compared to $3.2 million for the three months ended March 31, 1998 at an effective tax rate of 37.5%. The Company's effective tax rate for financial reporting purposes differs from the statutory federal rate of 35% primarily because of state income taxes and tax credits.

         Net income was $5.6 million for the three months ended March 31, 1999, compared to net income of $5.4 million for the three months ended March 31, 1998, representing an increase of $.2 million or 3.7%.


Liquidity and Capital Resources

         The Company had approximately $63.7 million in cash, cash equivalents, restricted cash and marketable securities at March 31, 1999.

         The Company had no long-term debt as of March 31, 1999. At March 31, 1999, the Company had net working capital of $28.4 million versus $25.1 million as of December 31, 1998, representing an improvement of $3.3 million, or 13.1%. In April 1999, the Company received a commitment letter from NationsBank for a $10 million revolving line of credit to provide for working capital needs. Borrowings under the credit facility bear interest at variable rates based on the lenders' base rate or LIBOR.

         The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. As of March 31, 1999, the Company had $8.3 million of restricted certificates of deposit, with original maturities of less than one year, as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans.

         Net cash provided by operating activities was $12.8 million for the three months ended March 31, 1999 compared to net cash provided by operating activities of $10.1 million for the three months ended March 31, 1998, representing an increase of $2.7 million, or 26.7%.

         In the first quarter of 1999, $4.1 million was used to repurchase 349,000 shares of common stock.


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

         Current State of Readiness - The Company's primary internal computer applications were purchased from Microsoft and Oracle. These companies have issued public documents affirming Year 2000 compliance for their applications. As a result, the Company's Year 2000 compliance initiative is directed towards testing versus remediation. The Company is in the process of testing custom modifications to its Oracle software, to ensure that changes made are also Year 2000 compliant. Certification of the Company's mission critical systems and applications (packaged and custom) began in early 1999 and is expected to be completed in the third quarter.

         The Company has completed a Year 2000 inventory of its computer hardware, supporting software, and non-IT systems; assessed non-compliance issues; and has identified upgrades or replacements necessary to ensure Year 2000 compliance. These upgrades and replacements are expected to be substantially complete by July 1999.

         In addition, the Company has initiated formal communications with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. This includes service vendors with IT interfaces to the Company's applications and non-IT systems suppliers. Approximately 50% of the Company's significant vendors have responded that they are compliant. The remaining 50% of significant vendors have indicated they will be compliant by second quarter 1999. The Company plans to test the impact of any modifications made by these vendors on the Company's internal systems by the third quarter of 1999.

         Costs - At present, these Year 2000 remediation costs are estimated to be $.5 million, and will be expensed as incurred in 1999. These costs are not expected to have a material effect on the Company's financial position or results of operations.

         Risks - It is the Company's belief that the most reasonably likely worst case scenario from the Year 2000 issue is that a third party vendor will not remediate its own Year 2000 issues in time, resulting in a disruption of additional client services, such as the processing of insurance claims or the direct deposit of payroll to a financial institution. The Company is focusing the majority of its Year 2000 efforts to address these issues.

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

Cautionary Note Regarding Forward-looking Statements

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "estimated," and "projection") are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: (i) the potential for additional subsidies for health benefit plans;
(ii) volatility in workers' compensation rates and unemployment taxes; (iii) possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation; (iv) impact of competition from existing and new professional employer organizations; (v) risks associated with expansion into additional states where the Company does not have a presence or significant market penetration; (vi) risks associated with the Company's dependence on key vendors; (vii) the possibility for client attrition; (viii) risks associated with geographic market concentration and concentration of clients in the construction industry; (ix) the financial condition of clients; (x) the failure to properly manage growth and successfully integrate acquired companies and operations; and (xi) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

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


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

         Lawrence E. Egle v. Staff Leasing, Inc., et al. On April 30, 1999, the plaintiff, a shareholder of the Company, brought this class action alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the company in order to entrench themselves in the management of the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys' and experts' fees. The Company believes the lawsuit is wholly without merit.

         The Company is not a party to any other material pending legal proceedings other than routine legal matters incidental to its business. The Company believes that the ultimate resolution of these matters would not have a material adverse effect on its financial condition or results of operations.


ITEM 6.    Exhibits and Reports on Form 8-K

      (a)         Exhibits

EXHIBIT
  NO.                                       DESCRIPTION
-------                                     -----------

27                         Financial Data Schedule for the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     STAFF LEASING, INC.



Dated:  May 14, 1999                                 BY /s/ Richard A. Goldman
--------------------------------------------------------------------------------
                                                     Richard A. Goldman
                                                     President



Dated:  May 14, 1999                                 BY /s/ John E. Panning
--------------------------------------------------------------------------------
                                                     John E. Panning
                                                     Chief Financial Officer
                                                     the Principal Financial and
                                                     Accounting Officer)