Form 10-Q
period 1999-06-30
STAFF LEASING INC
filed 1999-08-13
CIK 1035185

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

               For the quarterly period ended June 30, 1999.

                                    or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________________ to __________________

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class of common stock             Outstanding as of August 10, 1999
      ---------------------             ---------------------------------
      Par value $0.01 per share                    21,761,829

                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----

      ITEM 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  3

    Condensed Consolidated Income Statements for the
           Six Months Ended June 30, 1998 and 1999 (unaudited) . . . . . . . . . .  3

    Condensed Consolidated Balance Sheets as of December 31, 1998
           and June 30, 1999 (unaudited) . . . . . . . . . . . . . . . . . . . . .  4

    Condensed Consolidated Statement of Changes in Shareholders'
        Equity for the Six Months Ended June 30, 1999 (unaudited)  . . . . . . . .  5

    Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1998 and 1999 (unaudited) . . . . . . . . . .  6

    Notes to Condensed Consolidated Financial Statements (unaudited) . . . . . . .  7


      ITEM 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . . . . . . . 10

      ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk . . . . 14


PART II. OTHER INFORMATION

      ITEM 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . 14

      ITEM 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . 14

      ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                      STAFF LEASING, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                    UNAUDITED

                                                                For the three months                 For the six months
                                                                   ended June 30,                      ended June 30,
                                                             --------------------------        ------------------------------
                                                               1998             1999              1998               1999
                                                             ---------        ---------        -----------        -----------
                                                                      (in $000's, except share and per share data)

Revenues                                                     $ 582,211        $ 664,264        $ 1,121,827        $ 1,311,605
                                                             ---------        ---------        -----------        -----------

Cost of services:

   Salaries, wages and payroll taxes                           528,490          604,159          1,016,785          1,191,374

   Benefits, workers' compensation, state unemployment
       taxes and other costs                                    25,525           29,405             50,613             58,898
                                                             ---------        ---------        -----------        -----------

             Total cost of services                            554,015          633,564          1,067,398          1,250,272
                                                             ---------        ---------        -----------        -----------

Gross profit                                                    28,196           30,700             54,429             61,333
                                                             ---------        ---------        -----------        -----------

Operating expenses:

   Salaries, wages and commissions                              12,448           14,265             24,207             28,448

   Other general and administrative                              5,334            6,590             10,616             12,770

   Depreciation and amortization                                 1,377            1,790              2,682              3,568
                                                             ---------        ---------        -----------        -----------

             Total operating expenses                           19,159           22,645             37,505             44,786
                                                             ---------        ---------        -----------        -----------

Operating income                                                 9,037            8,055             16,924             16,547

Interest income                                                    826              826              1,532              1,371

Interest expense                                                   (17)             (10)               (48)               (21)

Other non operating expense                                         --             (850)                --               (850)
                                                             ---------        ---------        -----------        -----------

Income before income tax provision                               9,846            8,021             18,408             17,047

Income tax provision                                             3,692            3,032              6,903              6,444
                                                             ---------        ---------        -----------        -----------

Net income                                                   $   6,154        $   4,989        $    11,505        $    10,603
                                                             =========        =========        ===========        ===========

Net income per share
   - Basic                                                   $     .26        $     .23        $       .49        $       .49
   - Diluted                                                 $     .25        $     .22        $       .47        $       .47
                                                             =========        =========        ===========        ===========
Weighted average shares outstanding
   - Basic                                                      23,638           21,765             23,574             21,842
   - Diluted                                                    24,744           22,296             24,634             22,353
                                                             =========        =========        ===========        ===========


            See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                         December 31, 1998    June 30, 1999
                                                         -----------------    -------------
                                                     (in $000's, except share and per share data)

                          ASSETS
Current assets:
  Cash and cash equivalents                                 $  15,412           $  25,035
  Certificates of deposit - restricted                          8,379               7,781
  Marketable securities                                        32,022              35,123
  Accounts receivable, net of allowance for
     doubtful accounts of $802 and $856,
     respectively                                              38,637              67,668
  Other current assets                                          6,182               2,834
                                                            ---------           ---------
         Total current assets                                 100,632             138,441

Property and equipment, net                                    25,071              24,208
Goodwill, net of accumulated amortization
  of $3,779 and $4,416, respectively                           10,892              10,525
Deferred income tax asset                                       2,898               2,588
Other assets, net of accumulated amortization
  of $245 and $0, respectively                                    285                 165
                                                            ---------           ---------

                                                            $ 139,778           $ 175,927
                                                            =========           =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued insurance premiums and health
     reserves                                               $  22,757           $  23,281
  Accrued payroll and payroll taxes                            38,748              68,787
  Accounts payable and other accrued liabilities                5,515               4,061
  Income taxes payable                                             --                 966
  Deferred income tax liabilities                               5,729               5,190
  Customer deposits and prepayments                             2,741               2,704
                                                            ---------           ---------
         Total current liabilities                             75,490             104,989

Long-term liabilities                                           1,499               1,270

Commitments and contingencies (See notes)

Shareholders' equity:
  Common stock, $.01 par value                                    221                 218
         Shares authorized: 100,000,000
         Shares issued and outstanding:
               December 31, 1998 - 22,121,267
               June 30, 1999 - 21,761,829
  Additional paid in capital                                   46,804              43,087
  Retained earnings                                            16,051              26,654
  Other                                                          (287)               (291)
                                                            ---------           ---------
         Total shareholders' equity                            62,789              69,668
                                                            ---------           ---------

                                                            $ 139,778           $ 175,927
                                                            =========           =========


            See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    UNAUDITED

                                                                                             Accumulated
                                 Common               Additional      Deferred      Share-     Other
                                 Stock        Common    Paid In        Compen-      holder  Comprehensive   Retained
                                (shares)       Stock    Capital        sation        Notes     Income       Earnings        Total
                                --------      ------- ----------      ---------     ------- -------------   ---------       -----

                                                                 (in $000's except share data)
Balance, January 1, 1999       22,121,267      $ 221   $ 46,804        $ (282)      $ (61)     $  56        $ 16,051      $ 62,789

Repurchase of common stock       (359,438)        (3)    (4,157)                                                            (4,160)

Tax benefit of restricted
  stock plan vesting                                        440                                                                440

Other                                                                      86           6                                       92

Unrealized loss on
  marketable securities,                                                                         (96)
  net of tax
Net income                                                                                                    10,603

Total comprehensive income                                                                                                  10,507
                               ----------      -----   --------        ------       -----      -----        --------      --------

Balance, June 30, 1999         21,761,829      $ 218   $ 43,087        $ (196)      $ (55)     $ (40)       $ 26,654      $ 69,668
                               ==========      =====   ========        ======       =====      =====        ========      ========


            See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                      For the six months ended
                                                                              June 30,
                                                                      ------------------------
                                                                        1998            1999
                                                                      --------        --------
                                                                             (in $000's)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $ 11,505        $ 10,603
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                  2,682           3,568
          Deferred taxes, net                                            5,206             211
          Provision for bad debts                                          340             350
          Other                                                             73              59
          Changes in operating working capital:
             (Increase) decrease in certificates of deposit
               - restricted                                               (143)            598
             Increase in accounts receivable                           (23,109)        (29,381)
             (Increase) decrease in other current assets                (1,445)          3,348
             Increase (decrease) in accounts payable and other
               accrued liabilities                                      (1,035)         (1,454)
             Increase in accrued payroll and payroll taxes              19,283          30,039
             Increase in accrued insurance premiums and health
                reserves                                                 1,813             524
             Increase (decrease) in income taxes payable                  (476)            966
             Increase (decrease) in customer deposits and
                prepayments                                                103             (37)
          Increase in other long-term assets                               (11)            120
          Increase (decrease) in long term liabilities                      65            (229)
                                                                      --------        --------
       Net cash provided by operating activities                        14,851          19,285
                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities, net                             (30,583)         (3,200)
    Capital expenditures                                                (3,147)         (2,335)
                                                                      --------        --------
       Net cash used in investing activities                           (33,730)         (5,535)
                                                                      --------        --------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sales of common shares                                 1,094              --
    Repayment of shareholders' notes receivable                            134               7
    Repurchase and retirement of common stock                              (25)         (4,134)
                                                                      --------        --------
       Net cash provided by (used in) financing activities               1,203          (4,127)
                                                                      --------        --------
    Net increase (decrease) in cash                                    (17,676)          9,623
Cash and cash equivalents - beginning of period                         21,051          15,412
                                                                      --------        --------
Cash and cash equivalents - end of period                             $  3,375        $ 25,035
                                                                      ========        ========

Supplemental disclosure of cash flow information:
    Income taxes paid                                                 $  2,181        $  3,305
                                                                      ========        ========

    Interest paid                                                     $     10        $     21
                                                                      ========        ========


            See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                  (in $000's, except share and per share data)


1.  GENERAL

         The accompanying unaudited condensed consolidated financial statements of Staff Leasing, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-K. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

         The Company's operations are currently conducted through a number of subsidiary limited partnerships (the "OLPs"). The consolidated operations of the Company exclude intercompany accounts and transactions. Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.

2.  ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following:

                                                     December 31,      June 30,
                                                         1998            1999
                                                       --------        --------

Billed to clients ..............................       $ 15,391        $  6,833
Unbilled revenues ..............................         24,048          61,691
                                                       --------        --------
                                                         39,439          68,524
      Less:  Allowance for doubtful accounts....           (802)           (856)
                                                       --------        --------
                                                       $ 38,637        $ 67,668
                                                       ========        ========


3.  PROPERTY AND EQUIPMENT

         Property and equipment (at cost) was comprised of the following:


                                                     December 31,      June 30,
                                                         1998            1999
                                                       --------        --------

Leasehold improvements ...........................     $  1,484        $  1,714
Furniture and fixtures ...........................        2,508           2,726
Vehicles .........................................          103             103
Equipment ........................................        1,799           1,869
Computer hardware and software ...................       29,490          31,306
                                                       --------        --------
Total property and equipment .....................       35,384          37,718
      Less accumulated depreciation ..............      (10,313)        (13,510)
                                                       --------        --------
                                                       $ 25,071        $ 24,208
                                                       ========        ========

   For the six months ended June 30, 1999 depreciation expense was $3,197.

                      STAFF LEASING, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (in $000's, except share and per share data)


4.  COMMITMENTS AND CONTINGENCIES

         The Company is a party to certain pending claims which have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved.

         On April 30, 1999, a shareholder of the Company brought a class action alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders in order to entrench themselves in the management of the Company by failing to pursue a proposal from Paribas Principal Partners to acquire the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys' and experts' fees. The Company believes the lawsuit is wholly without merit.

         The Company's employer and health care operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the U.S. However, the regulatory environment for professional employer organizations ("PEOs") is an evolving area due to uncertainties resulting from the non-traditional employment relationships. Many Federal and state laws relating to tax and employment matters were enacted prior to the development of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the "Code"), the tax qualified status of the Company's 401(k) retirement plan as in effect prior to April 1, 1998 could be revoked, its cafeteria plan may lose its favorable tax status and the Company may no longer be able to assume the client's Federal employment tax withholding obligations. Any adverse developments in the above noted areas could have a material effect on the Company's financial condition and future results of operations.

5.  EQUITY

         In August 1998, the Company's Board of Directors approved a program to repurchase up to two million shares of the Company's common stock. Purchases may be made from time to time depending upon the Company's stock price, and will be made primarily in the open market, but may also be made through privately negotiated transactions. In 1998, the Company repurchased 1.6 million shares of its common stock for a total cost of $21.0 million. In January 1999, the Company's board of Directors increased this share repurchase plan to three million shares. In the six months ending June 30, 1999, the Company repurchased 359,438 shares at a cost of $4.1 million.

6.  INCOME TAXES

         The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the income tax bases of the Company's assets and liabilities. The Company's effective tax rate provides for Federal and state income taxes. The effective tax rate for the three and six months ended June 30, 1999 was 37.8%.

7.  EARNINGS PER SHARE (EPS)

         The number of common stock equivalents included in the diluted weighted average shares outstanding for the three and six months ended June 30, 1998 and 1999, related to warrants issued in connection with the Company's reorganization and initial public offering. The warrants calculated as common stock equivalents totaled 876,945 and 856,793 for the three and six months ended June 30, 1998, respectively, and totaled 493,731 and 482,939 for the three and six months ended June 30, 1999, respectively. Also included as potential common stock equivalents for diluted weighted average shares outstanding were options granted in connection with the Company's stock option plan, which totaled 228,989 and 204,008 for the three and six months ended June 30, 1998, respectively, and 37,082 and 28,764 for the three and six months ended June 30, 1999, respectively.

                      STAFF LEASING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The reconciliation of net income attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the six months ended June 30, 1998 and 1999 is as follows:

                                                       Income         Shares         Per Share
                                                     (Numerator)   (Denominator)       Amount
                                                     -----------   -------------     ---------
                                                     (in $000's)     (in 000's)

FOR THE THREE MONTHS ENDED JUNE 30, 1998:
Basic EPS:
Net income                                             $ 6,154         23,638         $   .26
Diluted EPS:
Effect of dilutive securities:
   Warrants                                                               877
   Options                                                                229
                                                                       ------
Net income                                             $ 6,154         24,744         $   .25
                                                       =======         ======         =======

FOR THE SIX MONTHS ENDED JUNE 30, 1998:
Basic EPS:
Net income                                             $11,505         23,574         $   .49
Diluted EPS:
Effect of dilutive securities:
   Warrants                                                               856
   Options                                                                204
                                                                       ------
Net income                                             $11,505         24,634         $   .47
                                                       =======         ======         =======

FOR THE THREE MONTHS ENDED JUNE 30, 1999:
Basic EPS:
Net income                                             $ 4,989         21,765         $   .23
Diluted EPS:
Effect of dilutive securities:
   Warrants                                                               494
   Options                                                                 37
                                                                       ------
Net income                                             $ 4,989         22,296         $   .22
                                                       =======         ======         =======

FOR THE SIX MONTHS ENDED JUNE 30, 1999:
Basic EPS:
Net income                                             $10,603         21,842         $   .49
Diluted EPS:
Effect of dilutive securities:
   Warrants                                                               483
   Options                                                                 29
                                                                       ------
Net income                                             $10,603         22,353         $   .47
                                                       =======         ======         =======

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table presents the Company's results of operations for the three and six months ended June 30, 1998 and 1999, expressed as a percentage of revenues:

                                                  FOR THE THREE            FOR THE SIX
                                                   MONTHS ENDED            MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                                 ---------------         ---------------
                                                  1998      1999          1998      1999
                                                  ----      ----          ----      ----

Revenues ...................................     100.0%    100.0%        100.0%    100.0%
Cost of services:
  Salaries, wages and payroll taxes ........      90.8      91.0          90.6      90.8
  Benefits, workers' compensation, state
     unemployment taxes and other costs.....       4.4       4.4           4.5       4.5
                                                 -----     -----         -----     -----


          Total cost of services ...........      95.2      95.4          95.1      95.3
                                                 -----     -----         -----     -----

Gross profit ...............................       4.8       4.6           4.9       4.7
                                                 -----     -----         -----     -----

Operating expenses:
  Salaries, wages and commissions ..........       2.1       2.1           2.2       2.2
  Other general and administrative .........        .9       1.0           1.0       1.0
  Depreciation and amortization ............        .3        .3            .2        .2
                                                 -----     -----         -----     -----

Total operating costs ......................       3.3       3.4           3.4       3.4
                                                 -----     -----         -----     -----

Operating income ...........................       1.6       1.2           1.5       1.3
Interest income ............................        .1        .1            .1        .1
Other expense ..............................        --       (.1)           --       (.1)
                                                 -----     -----         -----     -----

Income before income taxes .................       1.7       1.2           1.6       1.3
Income tax provision .......................        .6        .5            .6        .5
                                                 -----     -----         -----     -----

Net income .................................       1.1        .7           1.0        .8
                                                 =====     =====         =====     =====

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Revenues were $664.3 million for the three months ended June 30, 1999, compared to $582.2 million for the three months ended June 30, 1998, representing an increase of $82.1 million, or 14.1%. This increase was due primarily to an increased number of clients and worksite employees. From June 30, 1998 to June 30, 1999, the number of clients increased 4.7% from 9,972 to 10,437. The number of worksite employees increased 7.6%, from 119,895 to 128,965. Revenue growth exceeded headcount growth by 6.5% due primarily to wage inflation and expansion in higher wage markets. The increase in the number of clients and worksite employees was the result of continuing sales and marketing efforts in existing markets, as well as the development of new markets. The Company opened one new sales office in the second quarter of 1999. Two new sales offices were opened in the second quarter of 1998.

         Cost of services was $633.6 million for the three months ended June 30, 1999, compared to $554.0 million for the three months ended June 30, 1998, representing an increase of $79.6 million, or 14.4%. Cost of services was 95.4% and 95.2% of revenues for the three months ended June 30, 1999 and 1998, respectively.

         Salaries, wages and payroll taxes of worksite employees were $604.2 million for the three months ended June 30, 1999, compared to $528.5 million for the three months ended June 30, 1998, representing an increase of $75.7 million, or 14.3%.

         Benefits, workers' compensation, state unemployment taxes and other costs were $29.4 million for the three months ended June 30, 1999, compared to $25.5 million for the three months ended June 30, 1998, representing an increase of $3.9 million, or 15.3%. Benefits, workers' compensation, state unemployment taxes and other costs were 4.4% of revenues for the three months ended June 30, 1999, compared to 4.4% for the three months ended June 30, 1998.

         Gross profit was $30.7 million for the three months ended June 30, 1999, compared to $28.2 million for the three months ended June 30, 1998, representing an increase of $2.5 million, or 8.9%. This increase is less than the increase in revenues due to the Company's continued expansion into states with lower gross profit margins than Florida, as well as competitive pricing in its current markets. Gross profit was 4.6% and 4.8% of revenues for the three months ended June 30, 1999 and 1998, respectively. In 1998, gross profit included $750 thousand of income from a change in estimate of a 1997 health care reserve.

         Operating expenses were $22.6 million for the three months ended June 30, 1999, compared to $19.2 million for the three months ended June 30, 1998, representing an increase of $3.4 million, or 17.7%. Operating expenses were 3.4% of revenues for the three months ended June 30, 1999, compared to 3.3 % for the three months ended June 30, 1998.

         Salaries, wages and commissions were $14.3 million for the three months ended June 30, 1999, compared to $12.4 million for the three months ended June 30, 1998, representing an increase of $1.9 million, or 15.3%. This increase was due primarily to an increase in corporate personnel that support the Company's expanded operations and additional sales staff located in its branch offices. Salaries, wages and commissions were 2.1% of revenues for the three months ended June 30, 1999, compared to 2.1% for the three months ended June 30, 1998.

         Other general and administrative expenses were $6.6 million for the three months ended June 30, 1999, compared to $5.3 million for the three months ended June 30, 1998, representing a increase of $1.3 million, or 24.5%. Other general and administrative expenses were 1.0% of revenues for the three months ended June 30, 1999, compared to .9% for the three months ended June 30, 1998.

         Depreciation and amortization expenses increased by $.4 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, representing an increase of 28.6%. This increase was primarily the result of the Company's investment in management information systems.

         Interest income was $.8 million for the three months ended June 30, 1999 and $.8 million for the three months ended June 30, 1998.

         Other expense was $.9 million for the three months ended June 30, 1999 compared to $0 million for the three months ended June 30, 1998. Other expense in the second quarter of 1999 was related to an acquisition proposal received from Paribas Principal Partners in April 1999 and reserves for a shareholder lawsuit filed in the second quarter of 1999.

         Income tax expense of $3.0 million for the three months ended June 30, 1999 represented a provision at an effective tax rate of 37.8% compared to $3.7 million for the three months ended June 30, 1998 at an effective tax rate of 37.5%. The Company's effective tax rate for financial reporting purposes differs from the statutory federal rate of 35% primarily because of state income taxes and tax credits.

         Net income was $5.0 million for the three months ended June 30, 1999, compared to net income of $6.2 million for the three months ended June 30, 1998, representing a decrease of $1.2 million or (19.4%).


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Revenues were $1,311.6 million for the six months ended June 30, 1999, compared to $1,121.8 million for the six months ended June 30, 1998, representing an increase of $189.8 million, or 16.9%. This increase was due primarily to an increased number of clients and worksite employees. From June 30, 1998 to June 30, 1999, the number of clients increased 4.7% from 9,972 to 10,437. The number of worksite employees increased 7.6%, from 119,895 to 128,965. Revenue growth exceeded headcount growth by 9.3%, due in part, to the effects of wage inflation and higher average wages in the Company's expansion states.

         Cost of services was $1,250.3 million for the six months ended June 30, 1999, compared to $1,067.4 million for the six months ended June 30, 1998, representing an increase of $182.9 million, or 17.1%. Cost of services was 95.3% and 95.1% of revenues for the six months ended June 30, 1999 and 1998, respectively.

         Salaries, wages and payroll taxes of worksite employees were $1,191.4 million for the six months ended June 30, 1999, compared to $1,016.8 million for the six months ended June 30, 1998, representing an increase of $174.6 million, or 17.2%.

         Benefits, workers' compensation, state unemployment taxes and other costs were $58.9 million for the six months ended June 30, 1999, compared to $50.6 million for the six months ended June 30, 1998, representing an increase of $8.3 million, or 16.4%. Benefits, workers' compensation, state unemployment taxes and other costs were 4.5% of revenues for the six months ended June 30, 1999 and 4.5% for the six months ended June 30, 1998.

         Gross profit was $61.3 million for the six months ended June 30, 1999, compared to $54.4 million for the six months ended June 30, 1998, representing an increase of $6.9 million, or

12.7%. This increase is less than the increase in revenues due to the Company's continued expansion into states with lower margins than Florida, as well as competitive pricing in its current markets. Gross profit was 4.7% of revenues for the six months ended June 30, 1999 and 4.9% of revenues for the six months ended June 30, 1998. In 1998, gross profit included $750 thousand of income from a change in estimate of a 1997 health care reserve.

         Operating expenses were $44.8 million for the six months ended June 30, 1999, compared to $37.5 million for the six months ended June 30, 1998, representing an increase of $7.3 million, or 19.5%. Operating expenses were 3.4% of revenues for the six months ended June 30, 1999, compared to 3.4% for the six months ended June 30, 1998.

         Salaries, wages and commissions were $28.4 million for the six months ended June 30, 1999, compared to $24.2 million for the six months ended June 30, 1998, representing an increase of $4.2 million, or 17.4%. This increase was due primarily to an increase in corporate personnel that support the Company's expanded operations and additional sales staff located in its branch offices. Salaries, wages and commissions were 2.2% of revenues for the six months ended June 30, 1999 and 2.2% for the six months ended June 30, 1998.

         Other general and administrative expenses were $12.8 million for the six months ended June 30, 1999, compared to $10.6 million for the six months ended June 30, 1998, representing an increase of $2.2 million, or 20.8%. Other general and administrative expenses were 1.0% of revenues for the six months ended June 30, 1999, compared to 1.0% for the six months ended June 30, 1998.

         Depreciation and amortization expenses increased by $.9 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, representing an increase of 33.0%. This increase was primarily the result of the Company's investment in management information systems.

         Interest income was $1.4 million for the six months ended June 30, 1999, compared to $1.5 million of interest income for the first half of 1998, a decrease of $.1 million.

         Other expense was $.9 million for the six months ended June 30, 1999 compared to $0 million for the six months ended June 30, 1998. Other expense in the second quarter of 1999 was related to an acquisition proposal received from Paribas Principal Partners in April 1999 and reserves for a shareholder lawsuit filed in the second quarter of 1999.

         Income tax expense of $6.4 million for the six months ended June 30, 1999 represented a provision at an effective tax rate of 37.8% compared to $6.9 million for the six months ended June 30, 1998 at an effective tax rate of 37.5%.

         Net income was $10.6 million for the six months ended June 30, 1999, compared to net income of $11.5 million for the six months ended June 30, 1998, representing a decrease of $.9 million or (7.8%).

Liquidity and Capital Resources

         The Company had approximately $67.9 million in cash, cash equivalents, restricted cash and marketable securities at June 30, 1999.

         The Company had no long-term debt as of June 30, 1999. At June 30, 1999, the Company had net working capital of $33.5 million, versus $25.1 million as of December 31, 1998, representing an improvement of $8.4 million, or 33.5%. In July 1999, the Company entered into an agreement with NationsBank for a $10 million revolving line of credit to provide for intraday working capital needs. Borrowings under the credit facility bear interest at variable rates based on the lenders' base rate or LIBOR. No borrowings have been made against the credit line.

         The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. As of June 30, 1999, the Company had $7.8 million of restricted certificates of deposit, with original maturities of less than one year, as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans.

         Net cash provided by operating activities was $19.3 million for the six months ended June 30, 1999 compared to net cash provided by operating activities of $14.9 million for the six months ended June 30, 1998, representing an increase of $4.4 million, or 29.5%.


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

         Current State of Readiness - The Company's primary internal computer applications were purchased from Microsoft and Oracle. These companies have issued public documents affirming Year 2000 compliance for certain versions of their applications. Staff Leasing is in the process of upgrading or migrating to those specific versions of Oracle applications. As a result, the Company's Year 2000 compliance initiative is directed towards testing versus remediation. The Company is in the process of testing custom modifications to its Oracle software, to ensure that changes made are also Year 2000 compliant. Certification of the Company's mission critical systems and applications (packaged and custom) began in early 1999 and is expected to be completed in the third quarter 1999.

         The Company has completed a Year 2000 inventory of its computer hardware, supporting software, and non-IT systems; assessed non-compliance issues; and has identified upgrades or replacements necessary to ensure Year 2000 compliance. These upgrades and replacements are expected to be substantially complete by September 1999.

         In addition, the Company has initiated formal communications with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. This includes service vendors with IT interfaces to the Company's applications and non-IT systems suppliers. Approximately 65% of the Company's significant vendors have responded that they are compliant. The remaining 35% of significant vendors have indicated they will be compliant by third quarter 1999. The Company plans to test the impact of any modifications made by these vendors on the Company's internal systems in the third quarter of 1999.

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


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 5.  Other Information

         In May 1999, Joyce Lillis McGill, Senior Vice President of Sales since March 1997, resigned. Richard A. Goldman, President of Staff Leasing, has assumed responsibility for sales.


ITEM 6.  Exhibits and Reports on Form 8-K

EXHIBIT
  NO.                DESCRIPTION
--------   -------------------------------

27.3 (b)   Financial Data Schedule for the six months ended June 30, 1999

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                STAFF LEASING, INC.



Dated:  August 13, 1999                    BY /s/ Richard A. Goldman
--------------------------------------------------------------------------------
                                                    Richard A. Goldman
                                                    President



Dated:  August 13, 1999                    BY /s/ John E. Panning
--------------------------------------------------------------------------------
                                                    John E. Panning
                                                    Chief Financial Officer
                                                    (the Principal Financial and
                                                    Accounting Officer)