Form 10-Q
period 1999-09-30
STAFF LEASING INC
filed 1999-11-15
CIK 1035185

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                    FORM 10-Q
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  (Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1999.

                                      or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ________________ to__________________

                           Commission File No. 0-28148

                               STAFF LEASING, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

                Florida                                         65-0735612
     -------------------------------                          ----------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

      600 301 Blvd West, Suite 202
            Bradenton, FL                                          34205
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

(Registrant's Telephone Number, Including Area Code):  (941) 748-4540


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [x]   No  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      CLASS OF COMMON STOCK             OUTSTANDING AS OF NOVEMBER 11, 1999
      ---------------------             -----------------------------------
      Par value $0.01 per share                      21,709,542

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                            PAGE

      ITEM 1.    Financial Statements

    Condensed Consolidated Income Statements (unaudited)for the
            Three and Nine Months Ended September 30, 1998 and 1999 ...........3

    Condensed Consolidated Balance Sheets as of December 31, 1998
            and September 30, 1999 (unaudited) ................................4

    Condensed Consolidated Statement of Changes in Shareholders'
          Equity (unaudited) for the Nine Months Ended September 30, 1999 .....5

    Condensed Consolidated Statements of Cash Flows (unaudited)
            for the Nine Months Ended September 30, 1998 and 1999 .............6

    Notes to Condensed Consolidated Financial Statements (unaudited) ..........7


      ITEM 2.   Management's Discussion and Analysis of Financial
  Condition and Results of Operations ........................................10

      ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk ...14


PART II. OTHER INFORMATION

      ITEM 1.   Legal Proceedings ............................................14

      ITEM 5.   Other Information ............................................14

      ITEM 6.   Exhibits and Reports on Form 8-K .............................15


SIGNATURES ...................................................................16

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                                        STAFF LEASING, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED INCOME STATEMENTS
                                                   UNAUDITED

                                                                 FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                            -----------------------------      -----------------------------
                                                                1998             1999              1998               1999
                                                            -----------       -----------      -----------       -----------
                                                                        (in $000's, except share and per share data)
Revenues                                                    $   607,342       $   680,502      $ 1,729,169       $ 1,992,108
                                                            -----------       -----------      -----------       -----------

Cost of services:
   Salaries, wages and payroll taxes                            551,885           619,858        1,568,875         1,811,232
   Benefits, workers' compensation, state unemployment
       taxes and other costs                                     26,681            27,211           77,089            86,110
                                                            -----------       -----------      -----------       -----------

             Total cost of services                             578,566           647,069        1,645,964         1,897,342
                                                            -----------       -----------      -----------       -----------

Gross profit                                                     28,776            33,433           83,205            94,766
                                                            -----------       -----------      -----------       -----------

Operating expenses:
   Salaries, wages and commissions                               12,858            15,546           37,115            43,994
   Other general and administrative                               5,407             6,550           15,973            19,320
   Depreciation and amortization                                  1,525             1,988            4,207             5,556
                                                            -----------       -----------      -----------       -----------

             Total operating expenses                            19,790            24,084           57,295            68,870
                                                            -----------       -----------      -----------       -----------

Operating income                                                  8,986             9,349           25,910            25,896
Interest income                                                     909               958            2,441             2,329
Interest expense                                                    (20)               --              (69)              (21)
Other non operating expense                                          --                --               --              (850)
                                                            -----------       -----------      -----------       -----------

Income before income tax provision                                9,875            10,307           28,282            27,354
Income tax provision                                              3,701             3,897           10,604            10,341
                                                            -----------       -----------      -----------       -----------

Net income                                                  $     6,174       $     6,410      $    17,678       $    17,013
                                                            ===========       ===========      ===========       ===========

Net income per share
   - Basic                                                  $       .26       $       .30      $       .75       $       .78
   - Diluted                                                $       .26       $       .29      $       .72       $       .76
                                                            ===========       ===========      ===========       ===========
Weighted average shares outstanding
   - Basic                                                       23,321            21,725           23,488            21,802
   - Diluted                                                     24,133            22,147           24,478            22,284
                                                            ===========       ===========      ===========       ===========


            See notes to condensed consolidated financial statements.

                                STAFF LEASING, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                             UNAUDITED

                                                           DECEMBER 31, 1998   SEPTEMBER 30, 1999
                                                      --------------------------------------------
                                                      (in $000's, except share and per share data)
                            ASSETS
Current assets:
  Cash and cash equivalents                                    $  15,412           $  17,874
  Certificates of deposit - restricted                             8,379               7,781
  Marketable securities                                           32,022              46,251
  Accounts receivable, net of allowance for
     doubtful accounts of $802 and $934, respectively             38,637              61,676
  Other current assets                                             6,182               3,929
                                                               ---------           ---------
         Total current assets                                    100,632             137,511

Property and equipment, net                                       25,071              26,287
Goodwill, net of accumulated amortization
  of $3,779 and $4,329 respectively                               10,892              10,342
Deferred income tax asset                                          2,898               2,676
Other assets, net of accumulated amortization
  of $245 and $0, respectively                                       285                 180
                                                               ---------           ---------
                                                               $ 139,778           $ 176,996
                                                               =========           =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued insurance premiums and health                        $  22,757           $  22,577
  Accrued payroll and payroll taxes                               38,748              61,818
  Accounts payable and other accrued liabilities                   5,515               4,477
  Income taxes payable                                                --               3,111
  Deferred income tax liabilities                                  5,729               5,089
  Customer deposits and prepayments                                2,741               2,594
                                                               ---------           ---------
         Total current liabilities                                75,490              99,666

Long-term liabilities                                              1,499               1,254

Commitments and contingencies (See notes)

Shareholders' equity :
  Common stock, $.01 par value                                       221                 217
         Shares authorized:
         Shares issued and outstanding: 100,000,000
               December 31, 1998 -       33,131,267
               September 30, 1999 -      31,709,542
  Additional paid in capital                                      46,804              42,987
  Retained earnings                                               16,051              33,064
  Other                                                             (287)               (192)
                                                               ---------           ---------
         Total shareholders' equity                               62,789              76,076
                                                               ---------           ---------
                                                               $ 139,778           $ 176,996
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


                                              STAFF LEASING, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                         UNAUDITED

                                                                                            ACCUMULATED
                                 COMMON               ADDITIONAL    DEFERRED      SHARE-       OTHER
                                 STOCK        COMMON    PAID IN      COMPEN-      HOLDER   COMPREHENSIVE   RETAINED
                                (SHARES)      STOCK     CAPITAL      SATION       NOTES        INCOME      EARNINGS     TOTAL
                               ----------  ----------  ----------  ----------   ----------   ----------   ----------  ----------
                                                                     (in $000's except share data)
Balance, January 1, 1999       22,121,267  $      221  $   46,804  $     (282)  $      (61)  $       56   $   16,051  $   62,789

Repurchase of common stock       (411,725)         (4)     (4,287)                                                        (4,291)

Tax benefit of restricted
  stock plan vesting                                          470                                                            470

Other                                                                     214            5                                   219

Unrealized loss on marketable
  securities,
  net of tax                                                                                       (124)

Net income                                                                                                    17,013

Total comprehensive income                                                                                                16,889
                               ----------  ----------  ----------  ----------   ----------   ----------   ----------  ----------
Balance, September 30, 1999    21,709,542  $      217  $   42,987  $      (68)  $      (56)  $      (68)  $   33,064  $   76,076
                               ==========  ==========  ==========  ==========   ==========   ==========   ==========  ==========


            See notes to condensed consolidated financial statements.

                                STAFF LEASING, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              UNAUDITED


                                                                    FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    -------------------------
                                                                       1998           1999
                                                                     --------       --------
                                                                           (in $000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $ 17,678       $ 17,013
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                 4,207          5,556
          Deferred taxes, net                                           9,292            126
          Provision for bad debts                                         500            425
          Other                                                           117             71
          Changes in operating working capital:
             (Increase) decrease in certificates of deposit -
               restricted                                                  85            598
             Increase in accounts receivable                          (28,872)       (23,464)
             (Increase) decrease in other current assets               (2,891)         2,253
             (Decrease) in accounts payable and other accrued
               liabilities                                             (1,388)        (1,038)
             Increase in accrued payroll and payroll taxes             22,449         23,070
             Increase in accrued insurance premiums and health
                reserves                                                3,088           (180)
             Increase (decrease) in income taxes payable                   --          3,111
             Increase (decrease) in customer deposits and
               prepayments                                                651           (147)
          Increase in other long-term assets                             (159)           105
          Increase (decrease) in long term liabilities                      8           (245)
                                                                     --------       --------
       Net cash provided by operating activities                       24,765         27,254
                                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities, net                            (21,900)       (14,450)
    Capital expenditures                                               (7,809)        (6,197)
                                                                     --------       --------
       Net cash used in investing activities                          (29,709)       (20,647)
                                                                     --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sales of common shares                                1,094             --
    Repayment of shareholders' notes receivable                           134              7
    Repurchase and retirement of common stock                         (17,318)        (4,152)
                                                                     --------       --------
       Net cash provided by (used in) financing activities            (16,090)        (4,145)
                                                                     --------       --------
    Net increase (decrease) in cash                                   (21,034)         2,462
Cash and cash equivalents - beginning of period                        21,051         15,412
                                                                     ========       ========
Cash and cash equivalents - end of period                            $     17       $ 17,874
                                                                     ========       ========

Supplemental disclosure of cash flow information:
    Income taxes paid                                                $  2,894       $  5,200
                                                                     ========       ========

    Interest paid                                                    $     56       $     21
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

2. ACCOUNTS RECEIVABLE

   Accounts receivable consisted of the following:

                                                         DECEMBER 31,   SEPTEMBER 30,
                                                             1998           1999
                                                           --------       ---------
Billed to clients ......................................   $ 15,391       $   9,936
Unbilled revenues ......................................     24,048          52,674
                                                           --------       ---------
                                                             39,439          62,610
      Less:   Allowance for doubtful accounts............      (802)           (934)
                                                           --------       ---------
                                                           $ 38,637       $  61,676
                                                           ========       =========

3. PROPERTY AND EQUIPMENT

   Property and equipment (at cost) was comprised of the following:

                                                         DECEMBER 31,   SEPTEMBER 30,
                                                             1998           1999
                                                           --------       ---------
Leasehold improvements ..................................  $  1,484       $  1,725
Furniture and fixtures ..................................     2,508          2,806
Vehicles ................................................       103            103
Equipment ...............................................     1,799          1,730
Computer hardware and software ..........................    29,490         35,237
                                                           --------       --------
Total property and equipment ............................    35,384         41,601
      Less accumulated depreciation .....................   (10,313)       (15,314)
                                                           --------       --------
                                                           $ 25,071       $ 26,287
                                                           ========       ========

For the nine months ended September 30, 1999 depreciation expense was $5,001.

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

5. EQUITY

   In August 1998, the Company's Board of Directors approved a program to repurchase up to two million shares of the Company's common stock. Purchases may be made from time to time depending upon the Company's stock price, and will be made primarily in the open market, but may also be made through privately negotiated transactions. In 1998, the Company repurchased 1.6 million shares of its common stock for a total cost of $21.0 million. In January 1999, the Company's board of Directors increased this share repurchase plan to three million shares. In the nine months ending September 30, 1999, the Company repurchased 411,725 shares at a cost of $4.3 million.

6. INCOME TAXES

      The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the income tax bases of the Company's assets and liabilities. The Company's effective tax rate provides for Federal and state income taxes. The effective tax rate for the three and nine months ended September 30, 1999 was 37.8%.

7. EARNINGS PER SHARE (EPS)

      The number of common stock equivalents included in the diluted weighted average shares outstanding for the three and nine months ended September 30, 1998 and 1999, related to warrants issued in connection with the Company's reorganization and initial public offering, was 741,792 and 825,188 for the three and nine months ended September 30, 1998, respectively, and totaled 421,518 and 462,465 for the three and nine months ended September 30, 1999, respectively. Also included as common stock equivalents for diluted weighted average shares outstanding were options granted in connection with the Company's stock option plan, which totaled 70,099 and 164,922 for the three and nine months ended September 30, 1998, respectively, and 449 and 19,326 for the three and nine months ended September 30, 1999, respectively.

                      STAFF LEASING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   The reconciliation of net income attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1999 is as follows:

                                                            INCOME             SHARES          PER SHARE
                                                         (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                         ----------         -----------       -----------
                                                          (in $000's)        (in 000's)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998:
BASIC EPS :
Net income                                               $    6,174              23,321       $       .26
DILUTED EPS :
Effect of dilutive securities:
   Warrants                                                                         742
   Options                                                                           70
                                                                            -----------
Net income                                               $    6,174              24,133       $       .26
                                                         ==========         ===========       ===========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:
BASIC EPS :
Net income                                               $    17,679             23,488       $       .75
DILUTED EPS :
Effect of dilutive securities:
   Warrants                                                                         825
   Options                                                                          165
                                                                            -----------
Net income                                               $    17,679             24,478       $       .72
                                                         ==========         ===========       ===========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:
BASIC EPS :
Net income                                               $    6,410              21,725       $       .30
DILUTED EPS :
Effect of dilutive securities:
   Warrants                                                                         422
   Options                                                                           --
                                                                            -----------
Net income                                               $    6,410              22,147       $       .29
                                                         ==========         ===========       ===========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
BASIC EPS :
Net income                                               $   17,013              21,802       $       .78
DILUTED EPS :
Effect of dilutive securities:
   Warrants                                                                         463
   Options                                                                           19
                                                                            -----------
Net income                                               $   17,013              22,284       $       .76
                                                         ==========         ===========       ===========

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table presents the Company's results of operations for the three and nine months ended September 30, 1998 and 1999, expressed as a percentage of revenues:

                                                FOR THE THREE            FOR THE NINE
                                                 MONTHS ENDED            MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                              -------------------     -------------------
                                                1998        1999        1998        1999
                                              -------     -------     -------     -------
Revenues ...............................        100.0%      100.0%      100.0%      100.0%
Cost of services:
  Salaries, wages and payroll taxes ....         90.9        91.1        90.7        90.9
  Benefits, workers' compensation, state
     unemployment taxes and other costs           4.4         4.0         4.5         4.3
                                              -------     -------     -------     -------


          Total cost of services .......         95.3        95.1        95.2        95.2
                                              -------     -------     -------     -------

Gross profit ...........................          4.7         4.9         4.8         4.8
                                              -------     -------     -------     -------

Operating expenses:
  Salaries, wages and commissions ......          2.1         2.3         2.2         2.2
  Other general and administrative .....           .9         1.0          .9         1.0
  Depreciation and amortization ........           .2          .3          .2          .3
                                              -------     -------     -------     -------

Total operating costs ..................          3.2         3.5         3.3         3.5
                                              -------     -------     -------     -------

Operating income .......................          1.5         1.4         1.5         1.3
Interest income ........................           .1          .1          .1          .1
Other expense ..........................         --          --          --          --
                                              -------     -------     -------     -------

Income before income taxes .............          1.6         1.5         1.6         1.4
Income tax provision ...................           .6          .6          .6          .5
                                              -------     -------     -------     -------

Net income .............................          1.0          .9         1.0          .9
                                              =======     =======     =======     =======

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

      Revenues were $680.5 million for the three months ended September 30, 1999, compared to $607.3 million for the three months ended September 30, 1998, representing an increase of $73.2 million, or 12.1%. This increase was due primarily to an increased number of clients and worksite employees. From September 30, 1998 to September 30, 1999, the number of clients increased 1.7% from 10,406 to 10,581. The number of worksite employees increased 5.8%, from 122,809 to 129,900. Revenue growth exceeded headcount growth by 6.3% due primarily to wage inflation and expansion in higher wage markets. The increase in the number of clients and worksite employees was the result of continuing sales and marketing efforts in existing markets, as well as the development of new markets. The Company opened three new sales offices in the third quarter of 1999. Two new sales offices were opened in the third quarter of 1998.

      Cost of services was $647.1 million for the three months ended September 30, 1999, compared to $578.6 million for the three months ended September 30, 1998, representing an increase of $68.5 million, or 11.8%. Cost of services was 95.1% and 95.3% of revenues for the three months ended September 30, 1999 and 1998, respectively.

      Salaries, wages and payroll taxes of worksite employees were $619.9 million for the three months ended September 30, 1999, compared to $551.9 million for the three months ended September 30, 1998, representing an increase of $68.0 million, or 12.3%.

      Benefits, workers' compensation, state unemployment taxes and other costs were $27.2 million for the three months ended September 30, 1999, compared to $26.7 million for the three months ended September 30, 1998, representing an increase of $.5 million, or 1.9%. Benefits, workers' compensation, state unemployment taxes and other costs were 4.0% of revenues for the three months ended September 30, 1999, compared to 4.4% for the three months ended September 30, 1998. In third quarter 1999, the Company recorded a $2.2 million reduction in the estimate of prior year health care reserves. In the third quarter 1998, the Company recorded a $.7 million reduction in the estimate of 1997 health care reserves.

      Gross profit was $33.4 million for the three months ended September 30, 1999, compared to $28.8 million for the three months ended September 30, 1998, representing an increase of $4.6 million, or 16.0%. Gross profit was 4.9% and 4.7% of revenues for the three months ended September 30, 1999 and 1998, respectively.

      Operating expenses were $24.1 million for the three months ended September 30, 1999, compared to $19.8 million for the three months ended September 30, 1998, representing an increase of $4.3 million, or 21.7%. Operating expenses were 3.5% of revenues for the three months ended September 30, 1999, compared to 3.2% for the three months ended September 30, 1998.

      Salaries, wages and commissions were $15.5 million for the three months ended September 30, 1999, compared to $12.9 million for the three months ended September 30, 1998, representing an increase of $2.6 million, or 20.2%. This increase was due primarily to an increase in corporate personnel that support the Company's expanded operations and additional sales staff located in its branch offices. Salaries, wages and commissions were 2.3% of revenues for the three months ended September 30, 1999, compared to 2.1% for the three months ended September 30, 1998.

      Other general and administrative expenses were $6.6 million for the three months ended September 30, 1999, compared to $5.4 million for the three months ended September 30, 1998, representing a increase of $1.2 million, or 22.2%. Other general and administrative expenses were 1.0% of revenues for the three months ended September 30, 1999, compared to .9% for the three months ended September 30, 1998.

      Depreciation and amortization expenses increased by $.5 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, representing an increase of 30.4%. This increase was primarily the result of the Company's investment in management information systems.

      Interest income was $1.0 million for the three months ended September 30, 1999 and $.9 million for the three months ended September 30, 1998.

      Income tax expense of $3.9 million for the three months ended September 30, 1999 represented a provision at an effective tax rate of 37.8% compared to $3.7 million for the three months ended September 30, 1998 at an effective tax rate of 37.5%. The Company's effective tax rate for financial reporting purposes differs from the statutory federal rate of 35% primarily because of state income taxes and tax credits.

      Net income was $6.4 million for the three months ended September 30, 1999, compared to net income of $6.2 million for the three months ended September 30, 1998, representing a increase of $.2 million or 3.2%.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

      Revenues were $1,992.1 million for the nine months ended September 30, 1999, compared to $1,729.2 million for the nine months ended September 30, 1998, representing an increase of $262.9 million, or 15.2%. This increase was due primarily to an increased number of clients and worksite employees. From September 30, 1998 to September 30, 1999, the number of clients increased 1.7% from 10,406 to 10,581. The number of worksite employees increased 5.8%, from 122,809 to 129,900. Revenue growth exceeded headcount growth by 9.4%, due in part, to the effects of wage inflation and higher average wages in the Company's expansion states.

      Cost of services was $1,897.3 million for the nine months ended September 30, 1999, compared to $1,646.0 million for the nine months ended September 30, 1998, representing an increase of $251.3 million, or 15.3%. Cost of services was 95.2% and 95.2% of revenues for the nine months ended September 30, 1999 and 1998, respectively.

      Salaries, wages and payroll taxes of worksite employees were $1,811.2 million for the nine months ended September 30, 1999, compared to $1,568.8 million for the nine months ended September 30, 1998, representing an increase of $242.4 million, or 15.5%.

      Benefits, workers' compensation, state unemployment taxes and other costs were $86.1 million for the nine months ended September 30, 1999, compared to $77.1 million for the nine months ended September 30, 1998, representing an increase of $9.0 million, or 11.7%. Benefits, workers' compensation, state unemployment taxes and other costs were 4.3% of revenues for the nine months ended September 30, 1999 and 4.5% for the nine months ended September 30, 1998. In 1999, the Company recorded $2.2 million due to a reduction in the estimate of prior year health care reserves. In 1998, the Company recorded $1.4 million due to a reduction in the estimate of 1997 health care reserves.

      Gross profit was $94.8 million for the nine months ended September 30, 1999, compared to $83.2 million for the nine months ended September 30, 1998, representing an increase of $11.6 million, or 13.9%. Gross profit was 4.8% of revenues for the nine months ended September 30, 1999 and 4.8% of revenues for the nine months ended September 30, 1998.

      Operating expenses were $68.9 million for the nine months ended September 30, 1999, compared to $57.3 million for the nine months ended September 30, 1998, representing an increase of $11.6 million, or 20.2%. Operating expenses were 3.5% of revenues for the nine months ended September 30, 1999, compared to 3.3% for the nine months ended September 30, 1998.

      Salaries, wages and commissions were $44.0 million for the nine months ended September 30, 1999, compared to $37.1 million for the nine months ended September 30, 1998, representing an increase of $6.9 million, or 18.6%. This increase was due primarily to an increase in corporate personnel that support the Company's expanded operations and additional sales staff located in its branch offices. Salaries, wages and commissions were 2.2% of revenues for the nine months ended September 30, 1999 and 2.2% for the nine months ended September 30, 1998.

      Other general and administrative expenses were $19.3 million for the nine months ended September 30, 1999, compared to $16.0 million for the nine months ended September 30, 1998, representing an increase of $3.3 million, or 20.6%. Other general and administrative expenses were 1.0% of revenues for the nine months ended September 30, 1999, compared to .9% for the nine months ended September 30, 1998.

      Depreciation and amortization expenses increased by $1.3 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, representing an increase of 32.1%. This increase was primarily the result of the Company's investment in management information systems.

      Interest income was $2.3 million for the nine months ended September 30, 1999, compared to $2.4 million of interest income for the first half of 1998, a decrease of $.1 million.

      Other expense was $.9 million for the nine months ended September 30, 1999 compared to $0 million for the nine months ended September 30, 1998. Other expense in 1999 was related to an acquisition proposal received from Paribas Principal Partners in April 1999 and reserves for a shareholder lawsuit filed in the second quarter of 1999.

      Income tax expense of $10.3 million for the nine months ended September 30, 1999 represented a provision at an effective tax rate of 37.8% compared to $10.6 million for the nine months ended September 30, 1998 at an effective tax rate of 37.5%.

      Net income was $17.0 million for the nine months ended September 30, 1999, compared to net income of $17.7 million for the nine months ended September 30, 1998, representing a decrease of $.7 million or (4.0%).


Liquidity and Capital Resources

      The Company had approximately $71.9 million in cash, cash equivalents, restricted cash and marketable securities at September 30, 1999.

      The Company had no long-term debt as of September 30, 1999. At September 30, 1999, the Company had net working capital of $37.8 million, versus $25.1 million as of December 31, 1998, representing an improvement of $12.7 million, or 50.6%. In July 1999, the Company entered into an agreement with NationsBank for a $10 million revolving line of credit to provide for intraday working capital needs. Borrowings under the credit facility bear interest at variable rates based on the lenders' base rate or LIBOR. No borrowings have been made against the credit line.

      The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. As of September 30, 1999, the Company had $7.8 million of restricted certificates of deposit, with original maturities of less than one year, as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans.

      Net cash provided by operating activities was $27.3 million for the nine months ended September 30, 1999 compared to net cash provided by operating activities of $24.8 million for the nine months ended September 30, 1998, representing an increase of $2.5 million, or 10.1%.

Year 2000 Compliance

      The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date is stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanims, including date sensitive software which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000.

In addition, the Year 2000 is a leap year, which also may not be addressed by such systems. Either issue could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

      CURRENT STATE OF READINESS - The Company's primary internal computer applications were purchased from Microsoft and Oracle. These companies have issued public documents affirming Year 2000 compliance for certain versions of their applications. Staff Leasing is in the process of upgrading or migrating to those specific versions. The Oracle application upgrade is substantially complete. Certification of the Company's mission critical systems and applications (packaged and custom) began in early 1999 and is expected to be complete in November.

      The Company has completed a Year 2000 inventory of its computer hardware, supporting software, and non-IT systems; assessed non-compliance issues; and has identified upgrades or replacements necessary to ensure Year 2000 compliance. These upgrades and replacements are substantially complete.

      In addition, the Company has initiated formal communications with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. This includes service vendors with IT interfaces to the Company's applications and non-IT systems suppliers. The Company has been testing the impact of any modifications made by these vendors on the Company's internal systems.

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

      In August 1999, the Company's Board of Directors announced its decision to explore various strategic alternatives available to the Company in order to maximize shareholder value. Such alternatives could include a sale of the Company or a recapitalization. No timetable has been set for the completion of the strategic alternatives review. There can be no assurance that any actions taken by the Company will result in a transaction or, if any such transaction were to occur, as to the value to be obtained by the Company or its shareholders.

      In August 1999, the Company announced the completion of a new workers' compensation program with CNA and the Texas Workers' Compensation Insurance Fund ("Texas Fund") which commences on January 1, 2000. The Texas Fund will be the provider of workers' compensation insurance in Texas. This program is a guaranteed cost plan based on a percentage of manual premium. It is a one year contract. For the remainder of the country, the Company's carrier will be CNA. This program is an insured loss sensitive program that is based on a percentage of manual premium. It is a one year contract. The Company anticipates that its workers' compensation costs will increase beginning in 2000 as a result of this workers' compensation arrangement; however, by shifting to a percentage of manual premium program, the Company should be able to broaden its client base.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)

EXHIBIT
   NO.                         DESCRIPTION
-------                        -----------

  27.1(b)  Financial Data Schedule for the nine months ended September 30, 1999

(b)  Form 8-K

None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               STAFF LEASING, INC.

Dated:  November 15, 1999                      By /s/ RICHARD A. GOLDMAN
--------------------------------------------------------------------------------
                                               Richard A. Goldman
                                               President


Dated:  November 15, 1999                      By /s/ JOHN E. PANNING
--------------------------------------------------------------------------------
                                               John E. Panning
                                               Chief Financial Officer
                                               (the Principal Financial and
                                               Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

   27.1(b)                  Financial Data Schedule