Form 10-K405
period 1999-12-31
STAFF LEASING INC
filed 2000-04-03
CIK 1035185

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  (Mark One)
      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1999.

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

      The aggregate market value of the voting stock of Staff Leasing, Inc. held by non-affiliates (based upon the March 20, 2000 $5.250 closing sale price for the Common Stock on the Nasdaq National Market) was approximately $75.3 million.
      Number of shares outstanding of the issuer's common stock, as of March 20, 2000: 21,709,542 shares of common stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

      PART III - Portions of Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 22, 2000, are incorporated by reference in Part III.

                              TABLE OF CONTENTS

PART I.
      ITEM 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

      ITEM 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

      ITEM 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . 14

      ITEM 4.   Submission of Matters to a Vote of Security-Holders  . . . . . . . . 15

PART II.

      ITEM 5.   Market for the Registrant's Common Equity and
                 Related Stockholder Matters  . . . . . . . . . . . . . . . . . . .  15

      ITEM 6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . 16

      ITEM 7.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . .  17

      ITEM 7 A. Quantitative and Qualitative Disclosures about Market Risk. . . . .  22

      ITEM 8.   Financial Statements and Supplementary Data  . . . . . . . . . . . . 22

      ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .22

PART III.

      ITEM 10.  Directors and Executive Officers of the Registrant . . . . . . . . . 22

      ITEM 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . 22

      ITEM 12.  Security Ownership of Certain Beneficial Owners and Management . . . 22

      ITEM 13.  Certain Relationships and Related Transactions . . . . . . . . . . . 23

PART IV.

      ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . 23

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Staff Leasing, Inc. (the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "anticipated," "plans," "intends," "will continue," "estimated," and "projection") are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:
(i)increased cost of workers' compensation coverage (ii) increased volatility of profit generated from workers' compensation component of the Company's service offering under the Company's loss sensitive workers' compensation program for 2000 (iii) the potential for additional subsidies for health benefit plans; (iv) possible adverse application of certain Federal and state laws and the possible enactment of unfavorable laws or regulation; (v) impact of competition from existing and new professional employer organizations; (vi) risks associated with expansion into additional states where the Company does not have a presence or significant market penetration; (vii) risks associated with the Company's dependence on key vendors; (viii) the possibility for client attrition; (ix) risks associated with geographic market concentration and concentration of clients in the construction industry; (x) the financial condition of clients;
(xi) the failure to properly manage growth and successfully integrate acquired companies and operations; and (xii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

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

ITEM 1.    BUSINESS

GENERAL

      Staff Leasing is the largest professional employer organization ("PEO") in the United States. As of December 31, 1999, the Company served over 10,700 clients with approximately 133,000 worksite employees, primarily in Florida, Texas, Georgia, Arizona, Minnesota, North Carolina, Tennessee and Alabama. Through its operating subsidiaries, Staff Leasing provides its clients with a broad range of services, including payroll administration, risk management, benefits administration, unemployment services, and human resources consulting services. The Company's clients are typically small to medium-sized businesses with between two and 100 employees.

      The Company's services are designed to improve the productivity and profitability of its clients' businesses by:

      o Allowing managers of these businesses to focus on revenue-producing activities by relieving them of the time-consuming burdens associated with employee administration;

      o Helping these businesses to better manage certain employment-related risks, including those associated with workers' compensation and state unemployment taxes;

      o Improving the cash management of these businesses with respect to payroll-related expenses; and

      o Enabling these businesses to attract and retain employees by providing health and retirement benefits to worksite employees on a cost-effective and convenient basis.

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

      References in this report to the "Company" or "Staff Leasing" include Staff Leasing, Inc. and its consolidated subsidiaries. The Company was originally organized in 1993. From November 5, 1993 to July 1, 1997, the Company was a limited partnership (the "Partnership"), which was formed to acquire the assets of a PEO business that had operated since 1984. Staff Leasing, Inc. was formed in 1997 to acquire all of the limited partnership interests in the Partnership held by various investors, including certain executive officers, directors, and employees of the Company, pursuant to the reorganization (the "Reorganization"). In the Reorganization, which was concluded in July 1997 simultaneously with the Company's initial public offering, Staff Leasing, Inc. acquired all of the limited partnership interests in the Partnership, becoming the sole limited partner and in effect incorporating the business of the Company. As part of the Reorganization, Charles S. Craig, Chairman and Chief Executive Officer of the Company and owner of all of the issued and outstanding capital stock of Staff Acquisition, Inc., the general partner of the Partnership, granted the Company an option to exchange the stock of Staff Acquisition, Inc. for 417,900 shares of the Company's common stock. On September 30, 1997, the Company exercised this option and completed the exchange.

RECENT EVENTS

      In August 1999, the Company's Board of Directors announced its decision to explore various strategic alternatives available to the Company in order to maximize shareholder value. Such alternatives could include a sale of the Company or a recapitalization. The Board of Directors' Special Committee is continuing to evaluate these alternatives. There can be no assurance that any actions taken by the Company will result in a transaction or, if any such transaction were to occur, as to the value to be obtained by the Company or its shareholders.

      In August 1999, the Company announced the completion of a new workers' compensation program with CNA and the Texas Workers' Compensation Insurance Fund ("Texas Fund") which commenced on January 1, 2000. The Texas Fund will be the provider of workers' compensation insurance for clients based in Texas. The Texas Fund program is a guaranteed cost insurance arrangement with a term of one year. The cost of the premium will be determined based on the industries serviced by the Company in Texas. For the remainder of the country, the Company's workers' compensation carrier will be CNA. This program is an insured loss sensitive program for a term of one year. The Company anticipates that its workers' compensation costs will increase beginning in 2000 as a result of these workers' compensation arrangements. An accrual for the workers' compensation costs for the first quarter of 2000 will be made based on prior loss experience, the Company's business mix, including the percentage of business in Texas, and actual claims for the first quarter. Accruals for subsequent periods will be affected by further changes in the Company's business mix and actual claims experience. The final costs of coverage will be determined by the actual claims experience over time as claims close and by the administrative costs of the program. The increased accruals for the cost of coverage in 2000 and future years will have no impact on 1999 and prior year earnings.

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

      Growth in the PEO industry has been significant. Staffing Industry Analysts, Inc., an employment industry research firm, estimates that gross revenues in the PEO industry grew from $5.0 billion in 1991 to $31.7 billion in 1999.

The Company believes that the key factors driving demand for PEO services include:

    o The increasing complexity of employment-related governmental regulations and the related costs of compliance;

    o The size and growth of the small to medium-sized business community in the United States;

    o The increasing acceptance in the small to medium-sized business community of outsourcing of non-core functions;

    o The need to manage cash expenditures associated with payroll and payroll-related expenses, including workers' compensation insurance; and

    o The need to provide health and retirement benefits on a cost-effective and convenient basis.

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

      While many states do not explicitly regulate PEOs, 21 states (including four states where the Company has offices: Florida, Texas, Tennessee and Minnesota) have enacted legislation containing licensing or registration requirements and, currently, several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs.

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

      PAYROLL ADMINISTRATION. As a co-employer, the Company is responsible for payroll administration, which includes recordkeeping, making payroll tax deposits, reporting payroll taxes and related matters. The Company's call center in Bradenton, Florida is staffed by approximately 200 client service representatives and supervisors that are organized into teams. Each team is assigned to serve clients in specific sales branch offices in defined geographic areas. These representatives receive payroll and employee-related information by telephone, facsimile transmission and via the Internet from clients, and input this data for processing. The call center generally handles approximately 40,000 inbound and outbound phone calls per week. The Company processed approximately
5.4 million payroll checks in 1999 and sent out approximately 303,000 W-2s at the end of January 2000.

      RISK MANAGEMENT. As part of its risk management services, the Company conducts on-site safety inspections for its clients with high-risk profiles to identify potential safety hazards. The Company's safety consultants meet with clients to review their loss history, determine loss exposure, evaluate current controls and recommend additional control options to reduce exposure to loss or worker injury. These safety consultants continue to monitor worksite safety concerns, as needed. The safety consultants are also trained to ensure the proper workers' compensation classification of worksite employees. These risk management services are designed to reduce workers' compensation claims and to reduce other costs arising from workplace injury, such as costs of employee turnover, employee retraining and recruiting and reduced employee morale. As of December 31, 1999, the Company employed 41 safety consultants.

      BENEFITS ADMINISTRATION. The Company offers its clients and worksite employees optional health and dental insurance, life insurance, accidental death and dismemberment insurance and long-term disability insurance. In addition, the clients and worksite employees are offered a cafeteria plan which includes a flexible spending account allowing for payment of certain health and dependent care costs with pre-tax payroll dollars.

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


CLIENTS

      OVERVIEW. As of December 31, 1999, the Company's customer base consisted of over 10,700 client companies with an average of 12.4 employees. The Company had clients classified in over 500 Standard Industrial Classification ("SIC") codes. The Company's client distribution by major SIC code industry grouping for 1999 is:

                                                              PERCENT OF
                                                                TOTAL
CATEGORY                                                       REVENUES
---------                                                  --------------
Construction.............................................          33.0%
Services(1)..............................................          22.4
Manufacturing............................................          11.5
Retail Trade.............................................           8.2
Restaurants..............................................           7.7
Agriculture(2)...........................................           4.9
Finance/Insurance/Real Estate............................           4.1
Wholesale Trade..........................................           3.9
Transportation...........................................           3.7
Other....................................................            .6
                                                             ----------
Total..........................................                   100.0%
                                                             ==========


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

      CLIENT SELECTION AND RETENTION STRATEGY. As part of its client selection strategy, the Company offers its services to certain businesses within specified SIC codes. All prospective clients are also evaluated individually on the basis of total predicted profitability. This analysis takes into account workers' compensation risk and claims history, unemployment history, payroll adequacy, and credit status. With respect to potential clients operating in certain industries believed by the Company to present a level of risk exceeding industry norms, more rigorous approval requirements must be met before the Company enters into a Client Services Agreement. This process may include an on-site inspection and review of workers' compensation and unemployment claims experience for the last three years. In addition, under the terms of the Company's agreement with Liberty Mutual in 1999 and with CNA and the Texas Fund in 2000, potential clients in certain industries or with historically high workers' compensation insurance claims experience must also be approved by the insurance carrier before a Client Services Agreement is executed.

      Historically, the Company's sales force has sold to all businesses within its established workers' compensation risk parameters. As a result, the Company's client base has contained significant segments of businesses with fewer than five employees, start-up businesses and small construction businesses that tend to be volatile and less likely to succeed than larger businesses with long operating histories in less cyclical industries. The Company modified its selection criteria for new clients during the first quarter of 2000 to restrict the solicitation of businesses with fewer than five employees and those paying wages substantially below average for their trade or business. At this time, the Company modified its pricing model to take into account factors such as the size of the client based on employee count, payroll volume and adequacy, and the length of time the client has been in business when determining a service fee. The Company determines a client's method of payment based on the client's credit history.

      The Company performs a detailed profitability and risk analysis of all its clients. Based on the results of this analysis, the Company terminates certain clients or increases prices to clients which the Company believes would otherwise be detrimental to its long-term profitability.

      The Company believes that the retention rate of its client base is directly affected by the natural instability in the small to medium-sized business market that it serves. The NAPEO standard for measuring client retention is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period. The Company's client retention rate decreased to 72% in 1999, down from 78% in 1998. Approximately 29% of the clients that ceased to use the Company's services in 1999 were terminated at the Company's option for reasons that include unacceptable risk, administrative non-compliance and low profitability for the Company. An additional 43% ceased to use the Company's services for reasons relating to their individual financial condition, such as their business being closed or sold. The remaining 31% of those clients stopped using the Company's services for other reasons, including the cost of service and dissatisfaction with service.

      In order to improve client retention with respect to those clients who voluntarily stopped using the Company's services, the Company intends to introduce several client care initiatives and to focus on improved client service.

      With regard to those clients who stopped using the Company's services as a result of their individual financial condition, the Company's change in client selection criteria is intended to improve client retention. The attrition rate of clients with under five employees is significantly greater as a result of their financial condition than for those clients with more than five employees.


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

              STAFF LEASING                                 CLIENT
              -------------                                 ------
o All rules and regulations governing the         o Occupational Safety and Health Act
  reporting, collection and payment of              ("OSHA") and related or similar Federal
  and state payroll taxes on                        Federal, state or local regulations
  wages, including:

  (i) Federal income tax withholding              o Government contracting requirements as
  provisions of the Code; (ii) state                regulated by, including, but not
  and/or local income tax withholding               limited to: (i) Executive Order 11246;
  provisions; (iii) FICA; (iv) FUTA; and            (ii) Vocational Rehabilitation Act of
  (v) applicable state unemployment tax             1973; (iii) Vietnam Era Veterans'
  provisions, including managing claims             Readjustment Assistance Act of 1974;
                                                    (iv) Walsh-Healy Public Contracts Act;
o Applicable workers' compensation laws             (v) Davis-Bacon Act; (vi) the Service
  including, but not limited to: (i)                Contract Act of 1965; and (vii) any and
  procuring workers' compensation                   all similar, related, or like Federal,
  insurance; and (ii) completing and                state or local laws, regulations,
  filing all required reports                       ordinances and statutes

                                                  o Professional licensing and liability
o Fair Labor Standards Act ("FLSA")*
                                                  o Fidelity bonding requirements

o COBRA continuation coverage for                 o Code Sections 414(m), (n) & (o)
  employees covered under health plans              relating to client maintained benefit
  sponsored by Staff Leasing                        plans

o Section 1324a(b)(3) of the Immigration          o Laws affecting the assignment and
  Reform and Control Act ("IRCA") (main-            ownership of intellectual property
  tenance of employment eligibility                 rights including, but not limited to,
  forms sent to Staff Leasing at request            inventions, whether patentable or not and
  of clients)                                       patents resulting therefrom,
                                                    copyrights and trade secrets
o Laws governing the garnishment of wages,
  including the Consumer Credit Protection
  Act, Title III                                  o Worker Adjustment and Retraining
                                                    Notification Act
o Family and Medical Leave Act of 1993
  ("FMLA")*,                                      o Laws affecting the maintenance, storage
                                                    and disposal of hazardous materials
o All rules and regulations governing
  administration, procurement and payment         o FLSA*, Title VII (Civil Rights Act
  of of all employee benefit plans elected          1964), FMLA,* IRCA, the Americans
  with by the client or worksite employee           Disabilities Act, the Age Discrimination
                                                    in Employment Act (including provisions
                                                    thereunder relating to client's premises)

                                                  o All other Federal, state, county, or
                                                    local laws, regulations, ordinances and
                                                     statutes which regulate employees' wage
                                                     and hour matters, prohibit discrimination
                                                     in the workplace or govern the
                                                     employer/employee relationship

----------------
* Shared responsibility

SALES AND MARKETING

      The Company markets its services through a direct sales force, which as of December 31, 1999, consisted of approximately 250 sales persons and 440 other sales and field service personnel. The Company uses a direct sales force rather than selling through agents, because this allows the Company more control over the client selection process. The Company's sales force is located throughout its 45 branch offices, with five to twenty five sales persons in each branch office. The Company plans to continue adding sales offices in the Western Middle Atlantic and Midwest regions during the next few years. The Company's sales persons are compensated by a combination of salary and commissions which has, for top producers, exceeded $125,000 in annual compensation.

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

      The Company generates sales leads from various referral sources which accounted for approximately 57.3% of the Company's new clients during 1999, as well as from direct sales efforts and inquiries. Each sales person is required to visit his or her clients periodically in order to maintain an ongoing relationship and to benefit from referrals. The Company has focused its sales efforts on client referrals and uses a client incentive program to encourage increased referral activity from its clients. The Company also generates sales leads through contacts produced by its telesales group, which makes calls to potential clients identified from industry data, its internet site, purchased lists and other sources.

eCOMMERCE STRATEGY

      The Company is implementing a comprehensive eCommerce strategy which includes continued development of StaffWEB, the Company's Internet-based service platform, with a focus on providing on-line, personalized PEO services to the Company's clients and worksite employees. At the end of 1999, over 19% of worksite employees were having their payroll hours submitted over StaffWEB.

      The Company's second major eCommerce initiative involves establishing a business eCommerce portal. This will allow the Company to provide a wide range of product and service offerings to it's clients and worksite employees. In addition, the Company believes that the ability to provide added services to clients will improve client retention. In connection with this initiative, the Company has formed strategic alliances with DigitalWorks.com and ServiceMagic.com and plans to operate co-branded websites in connection with these companies.

      The final initiative in the eCommerce strategy involves selling PEO services over the Internet. Through the Company's website, businesses will be identified as potential clients and marketed and sold PEO services.

VENDOR RELATIONSHIPS

      The Company provides benefits to its worksite employees under arrangements with a number of vendors. The Company's most significant vendor relationships are as follows:

      WORKERS' COMPENSATION. In 1999, the Company's workers' compensation coverage was provided by Liberty Mutual. This program was initiated in March 1994, and renegotiated effective January 1, 1997, to, among other things, reduce rates charged to the Company. This contract, which expired on December 31, 1999, provided coverage on a guaranteed cost basis. Amounts due under this arrangement were a fixed percentage of the Company's workers' compensation payroll and were paid on a monthly basis. The Company had no liability in excess of such amounts paid.

      The Company has a new workers' compensation program with CNA and the Texas Fund which commenced on January 1, 2000. The Texas Fund will be the provider of workers' compensation insurance for clients based in Texas. The Texas Fund program is a guaranteed cost insurance arrangement with a term of one year. The cost of the premium will be determined based on the industries serviced by the Company in Texas. For the remainder of the country, the Company's workers' compensation insurance carrier will be CNA. This program is an insured loss sensitive program, for a term of one year. The Company anticipates that its workers' compensation costs will increase beginning in 2000 as a result of these workers' compensation arrangements.

      HEALTH INSURANCE. In 1999, the Company's group health benefit plans were provided by Blue Cross and Blue Shield of Florida, Blue Cross and Blue Shield of Texas, Blue Cross and Blue Shield of Georgia, United Healthcare of Arizona, HealthPartners (Minnesota), Blue Cross and Blue Shield of North Carolina, and Blue Cross and Blue Shield of Tennessee, under separate contracts in Florida, Texas, Georgia, Arizona, Minnesota, North Carolina, and Tennessee, respectively. Premiums paid by worksite employees, and the portion of premiums, if any, paid by the client, vary depending on the coverage options selected and the place of residence of the worksite employee.

      The Company's policy with Blue Cross and Blue Shield of Florida is a minimum premium arrangement initiated in January of 1997 and renewed as of January 1, 2000 for an additional three years through December 31, 2002. The administrative costs per covered employee associated with this policy were negotiated for 2000, 2001, and 2002 and stop loss coverage per covered employee is provided at the level of 115% of projected claims. Plans offered in Arizona, Georgia, Minnesota, North Carolina,

Tennessee and Texas provide the Company with guaranteed cost contracts, with the Company's liability capped annually at fixed amounts.

INFORMATION TECHNOLOGY

      The Company has invested and is continuing to invest significant capital and resources in the development and enhancement of its information systems. From 1996 through 1999, the Company invested approximately $30.4 million in its technology infrastructure, including computer hardware and software and telephony. This investment was made to better serve its increasing client base, to maintain a high level of customer service at increasing volumes and to increase operating leverage in its processing operations.

      These systems provide the Company with the capability to promptly and accurately deliver payroll and related services and generate in-depth management reports. The Company's information systems manage all data relating to worksite employee enrollment, payroll processing, benefits administration, management information and other requirements of the Company's operations. The current systems have high volume payroll processing capabilities which allow the Company to produce and deliver weekly payrolls to its clients, each customized to the needs of such clients. Currently, the Company processes approximately 100,000 payroll checks per week.

      In 1998, the Company converted payroll for approximately 75,000 worksite employees to Oracle's human resource and payroll application. In May 1999, the payroll processing for the remainder of the company's worksite employees was converted to the Oracle application. The Oracle system enables the Company to effectively manage its existing operations and maintain appropriate controls during its continued growth.

      The Company intends to further automate its call center through the deployment of Oracle Customer Relationship Management "CRM" System. A pilot of the Oracle CRM product was rolled-out in 1999 to standardize and script customer service functions and interactions.

      The Company has introduced additional technology to its field staff through the roll-out of a sales automation software system. This software will allow for a more efficient processing of new business leads and sales proposals.

      In 1999, the Company continued its aggressive development of StaffWEB, an Internet interface with the Oracle payroll processing application. StaffWEB allows clients to conveniently input their payroll data directly into the Company's payroll applications via the Internet. Clients can regularly add or delete employees, view reports, and change payroll information. StaffWEB allows the Company to service its clients 24 hours a day with increased accuracy and efficiency. StaffWEB is updated regularly to increase its functionality. At the end of 1999, approximately 19% of worksite employees were having their payroll hours submitted over the Internet. Usage of this new technology is expected to continue to increase in 2000.

      The Company's information technology staff consisted of 57 persons at December 31, 1999. The Company believes that its information systems are integral in achieving its growth objectives and intends to continue to invest in its technology infrastructure.


YEAR 2000

      The Company's primary internal computer applications were purchased from Microsoft and Oracle. In 1999, the Company upgraded or migrated to certain versions of their software that had been affirmed as Year 2000 compliant. The Company completed an inventory of its computer hardware, supporting software, and non-IT systems; assessed non-compliance issues; and upgraded or replaced as necessary to ensure Year 2000 compliance. The approximate cost of Year 2000 remediation in 1999 was $.5 million and was expensed as incurred. The Company did not experience any adverse effects on its financial condition or results of operations related to any Year 2000 issues and does not expect that it will experience any adverse effects in 2000.


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


INTERNAL COMPANY EMPLOYEES

      As of December 31, 1999, the Company had 1,358 internal employees with 671 employees located at the Company's Bradenton, Florida headquarters. The remaining employees were located in the Company's branch offices. None of the Company's internal employees are a party to a collective bargaining agreement.


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

         OTHER STATES. While many states do not explicitly regulate PEOs, 21 states including four states where the Company has offices (Florida, Texas, Tennessee and Minnesota) have passed laws that have licensing, registration or other compliance requirements for PEOs and several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. The Company holds licenses in Florida, Texas, Tennessee and Minnesota, the Company holds licenses or is registered or is otherwise compliant in 13 other states. Whether or not a state has licensing, registration or other compliance requirements, the Company faces a number of other state and local regulations that could impact its operations. The Company's objective is to establish strong working relationships with state regulatory authorities in states where it operates and the Company believes that to date it has been able to do so.


EXECUTIVE OFFICERS OF THE REGISTRANT

      Pursuant to General Instruction G(3), the information regarding executive officers of the Company called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Form 10-K.

      The following table sets forth certain information with respect to each person who is or was an executive officer of the Company in 1999, as indicated below.

NAME                                 AGE                      POSITION
----                                 ---                      --------
Charles S. Craig .. . . . . .........  49     Chairman of the Board and Chief Executive Officer
                                              (resigned CEO position December 1999)
Richard A. Goldman . ................  43     Office of Chief Executive, President and Director
John E. Panning. ....................  49     Office of Chief Executive, Chief Financial Officer
                                              and Director
John Bilchak, Jr.....................  52     Senior Vice President, Benefits and Risk
                                              Management (resigned January 2000)
Todd Davis      .....................  40     Senior Vice President, Service Center
                                              Operations (resigned February 2000)
Lisa Harris     .....................  39     Senior Vice President, Chief Information Officer
Joyce Lillis McGill..................  53     Senior Vice President, Sales (resigned May 1999)

      CHARLES S. CRAIG has served as Chairman of the Board of Directors since November 1993. He assumed the additional position of Chief Executive Officer in July 1995. He announced his resignation as Chief Executive Officer in December 1999. Mr. Craig has been a Managing Director of Craig Capital Corporation ("Craig Capital") since 1988. An investor group organized by Craig Capital acquired Staff Leasing in 1993. He has served on the boards of CP Industries, Inc., Curtis Industries, Inc., Sinclair & Valentine, LP (Chairman), Schuylkill Metals Corporation, TCOM, LP, and NASCO, Inc.

      RICHARD A. GOLDMAN has served as President and been a member of the three-person Office of the Chairman since January 1997. The Office of the Chairman was disbanded in December 1999 and since then Mr. Goldman has been a member of the Office of the Chief Executive. Mr. Goldman served as Senior Vice President of Risk Management and General Counsel of Staff Leasing from July 1995 to January 1997. In May 1997, Mr. Goldman was appointed by the late Governor Lawton Chiles to Florida's Board of Employee Leasing and in February 1998 was appointed chairman of that board. Before joining Staff Leasing, Mr. Goldman was a partner in the New York law firm of Dechert Price & Rhoads from April 1993 to July 1995.

      JOHN E. PANNING has served as Chief Financial Officer and as a member of the three-person Office of the Chairman since January 1997. The Office of the Chairman was disbanded in December 1999 and since then Mr. Panning has been a member of the Office of the Chief Executive. From August 1996 to December 1996, he served as Senior Vice President of Finance of Staff Leasing. Mr. Panning served as Senior Vice President of Sales of Staff Leasing from January 1995 to July 1996.

      JOHN BILCHAK, JR. served as Senior Vice President of Benefits and Risk Management from January 1997 until his resignation in January 2000. Mr. Bilchak served as Vice President of Benefits from January 1996 to December 1996. Before joining Staff Leasing, Mr. Bilchak served as a principal with Towers Perrin from June 1992 to January 1996.

      TODD DAVIS served as Senior Vice President of Service Center Operations from January 1999 until his resignation in February 2000. He was Vice President of Service Center Operations from July 1998 until January 1999. Before joining Staff Leasing he was Vice President, Call Center Operations for the Home Shopping Network from August 1997 to June 1998; Practice Leader, Global Call Center Business Consulting for Lucent Technologies Business Communications Systems from July 1996 to August 1997; and Regional Manager, Call Center Applications for AT&T Business Communications Systems from October 1994 to June 1996.

      LISA HARRIS has served as Senior Vice President and Chief Information Officer since January 1999. Before joining the Company, she was Vice President, Information Services of Precision Response Corporation from March 1996 to December 1998; a director and senior director of Certified Vacations, Inc. from December 1992 to February 1996.

      JOYCE LILLIS MCGILL served as Senior Vice President of Sales from March 1997 until her resignation in May 1999. She previously served in various positions for Compaq Computer Corporation, and was employed by that company as Vice President-Eastern Region from April 1996 until becoming employed by the Company. From February 1993 until April 1996, she was Regional Director of Sales, Service & Operations, Northeast Region for Compaq.


ITEM 2.  PROPERTIES

      The Company's operations are conducted from its 102,957 square foot corporate headquarters located in Bradenton, Florida. The Company leases this facility under a lease which expires in November 2005, but which can be renewed, at the option of the Company, for two additional five-year periods.

      The Company also leases space for its 45 offices located in Florida, Georgia, Texas, Arizona, Minnesota, North Carolina, Tennessee, and Alabama. The Company believes that its branch office leases, which generally have terms of three to five years, can either be renewed on acceptable terms or that other, comparable space can be located upon the expiration of any branch office lease without significant additional cost to the Company. The Company considers its facilities to be adequate for its current and prospective operations.


ITEM 3.    LEGAL PROCEEDINGS

      Lawrence E. Egle v. Staff Leasing, Inc., et al. On April 30, 1999, the plaintiff, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys' and experts' fees. The Company has moved to dismiss the action. To date, the parties have engaged in limited discovery, and expect to continue discovery over the next several months. The Company believes the lawsuit is without merit.

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

                                                 HIGH          LOW
                                                 ----          ---
   FISCAL YEAR ENDED DECEMBER 31, 1998:
   -----------------------------------
   First Quarter                               $28.750      $18.625
   Second Quarter                              $33.500      $26.000
   Third Quarter                               $30.125       $9.750
   Fourth Quarter                              $17.313       $8.500


   FISCAL YEAR ENDED DECEMBER 31, 1999:
   -----------------------------------
   First Quarter                               $16.563       $9.875
   Second Quarter                              $15.375      $10.375
   Third Quarter                               $13.250       $9.000
   Fourth Quarter                              $10.375       $7.625

      HOLDERS. As of March 20, 2000, there were approximately 174 shareholders of record of the Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------
                                             1995          1996            1997          1998           1999
                                         -----------    -----------    -----------    -----------   -----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues ...........................   $ 1,091,588    $ 1,432,131    $ 1,851,248    $ 2,375,522   $ 2,701,886

  Gross profit .......................   $    32,037    $    59,505    $    93,988    $   112,915   $   127,623

  Operating income (loss) ............   $   (20,276)   $      (441)   $    26,446    $    34,342   $    32,975

  Net income (loss) (1)(2) ...........   $   (24,942)   $    (3,865)   $    30,783    $    23,395   $    21,650

  Net income (loss) attributable
    to common shareholders (1)(3) ....   $   (24,942)   $    (5,637)   $    28,392    $    23,395   $    21,650

  Net income (loss) per share
    attributable to common
    shareholders(4)
          - Basic ....................   $     (1.27)   $      (.29)   $      1.32    $      1.01   $       .99
          - Diluted ..................   $     (1.27)   $      (.29)   $      1.26    $       .97   $       .97

  Weighted average
    common shares (in
    thousands)(4)
          - Basic ....................        19,614         19,614         21,588         23,207        21,779
          - Diluted ..................        19,614         19,614         22,459         24,092        22,210

STATISTICAL AND OPERATING DATA:
  Worksite employees at period
    end ..............................        73,116         86,000        107,885        127,470       133,197
  Clients at period end ..............         6,490          7,511          9,233         10,751        10,740
  Average number of worksite
    employees per client at
    period end .......................         11.27          11.45          11.68          11.86         12.40
  Capital expenditures ...............   $     1,619    $     5,923    $     7,100    $    10,937   $    10,911


BALANCE SHEET DATA:
  Total assets .......................   $    56,932    $    65,982    $   125,119    $   139,778   $   163,570

  Long-term capital leases, including
  current portion ....................   $     5,069    $     3,746    $        --    $        --   $        --

  Long-term borrowings, including
    current portion ..................   $    26,450    $    17,700    $        --    $        --   $        --

  Redeemable preferred interests .....   $     2,000    $    17,674    $        --    $        --   $        --

  Total shareholders' equity (deficit)   $   (33,949)   $   (35,680)   $    58,148    $    62,789   $    80,756

-----------------
(1) Before the Reorganization, the Company operated as a Partnership. Accordingly, the tax effect of the Partnership's activities accrued to the individual partners and no provision for income taxes was recognized.

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

(3) Fixed return on preferred interest represents the return paid on the Class A and Class B Interests through July 1, 1997, the date of Reorganization. The fixed return on preferred interest was $0, $1,772, $2,391, $0, and $0 for the years ended December 31, 1995, 1996, 1997, 1998 and 1999, respectively.

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

OVERVIEW

      The Company is the largest professional employer organization ("PEO") in the United States. At December 31, 1999, the Company served over 10,700 clients with approximately 133,000 worksite employees. With 45 branches located in Florida, Texas, Georgia, Arizona, Minnesota, North Carolina, Tennessee, and Alabama, the Company provides a broad range of services, including payroll administration, risk management, benefits administration, unemployment services and other human resources consulting services.

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

      Employee benefit costs are comprised primarily of medical benefit costs, but also include costs of other employee benefits such as dental, disability and group life insurance. Worksite employee participation in the Company's health benefit plans is optional, as is the client's contribution to the cost of such plans. As of December 31, 1999, the Company's group health benefit plans were under seven separate contracts in force in the states of Florida, Texas, Georgia, North Carolina, and Tennessee, with the Blue Cross entities in each state, with United Healthcare of Arizona, Inc. and Health Partners in Minnesota. Plans offered in Texas, Georgia, Arizona, Minnesota and North Carolina are provided to the Company under guaranteed cost arrangements, with the Company's liability capped at fixed amounts. The Company's policy with Blue Cross and Blue Shield of Florida is a three year minimum premium arrangement for 2000, 2001 and 2002, pursuant to which the Company is obligated to reimburse Blue Cross and Blue Shield of Florida for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs associated with this policy are fixed for stop loss coverage at the level of 115% of projected claims. The Company's policy with Blue Cross and Blue Shield of Tennessee is also a minimum premium arrangement.

      Workers' compensation costs are the amounts paid by the Company under its guaranteed cost arrangement with Liberty Mutual, which expired on December 31, 1999. Effective January 1, 2000, new workers' compensation programs with CNA and the Texas Fund commenced. Workers' compensation costs are anticipated to increase beginning in 2000 as a result of these workers' compensation arrangements.

         State unemployment tax rates vary from state to state and are based upon the employer's claims history. The Company aggressively manages its state unemployment tax exposure by contesting unwarranted claims and offering re-employment services to unemployed workers.

         OPERATING EXPENSES. Operating expenses consist primarily of salaries, wages and commissions associated with the Company's internal employees, and general and administrative expenses. Over the past several years, the Company has experienced an increase in its operating expenses as the Company has expanded its senior management, sales and marketing staff, payroll processing operations, and client and worksite employee service functions. The Company expects that future revenue growth will result in increased operating leverage, as the Company's fixed operating expenses are leveraged over a larger revenue base.

      INCOME TAXES. The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Before the Reorganization, the Company operated through limited partnerships. Accordingly, all earnings or losses were passed directly to the partners and no provision for income taxes was required. In 1997, a non-recurring tax benefit with respect to the Company's deferred tax asset was recognized in accordance with the provisions of Statement of Financial Accounting Standards 109, "Accounting for Income Taxes." This asset related primarily to assets with tax basis in excess of book basis and certain reserves which will be deductible in future periods. The Company's effective tax rate for 1999 was 37.2%. The Company's 1999 effective tax rate for financial reporting purposes differs from the statutory Federal rate of 35% primarily because of state taxes and Federal tax credits.

      PROFITABILITY. Profitability is largely dependent upon the Company's success in managing revenues and costs that are within its control. These controllable revenues and costs primarily relate to workers' compensation, health benefits and state unemployment taxes. The Company manages these controllable costs through its use of: (i) its workers' compensation arrangements with well respected carriers, internal risk assessment and risk management programs; (ii) appropriately designed health benefit plans that encourage worksite employee participation, high managed care utilization and efficient risk pooling; and (iii) aggressive management of its state unemployment tax exposure.

      HEALTH BENEFIT PLAN SUBSIDIES. In 1997, the Company implemented a plan aimed at reducing its health benefit plan subsidies, which had been significant in previous years.

      The Company changed from a single national health care company to a series of regional health care companies. These companies have extensive provider networks and strong reputations in the markets in which the Company operates. The Company believes health care is a regional business in the United States, and as such, must align itself with regional health care companies.

      These health care companies include Blue Cross and Blue Shield of Florida, Blue Cross and Blue Shield of Texas, Blue Cross and Blue Shield of Georgia, United Healthcare of Arizona, HealthPartners (Minnesota), Blue Cross and Blue Shield of North Carolina, and Blue Cross and Blue Shield of Tennessee, under separate contracts in Florida, Texas, Georgia, Arizona, Minnesota, North Carolina, and Tennessee, respectively.

    The Company's health care providers are able to offer health maintenance organization ("HMO") coverage in addition to preferred provider organization ("PPO") coverage. The Company believes that the managed care services provided by an HMO are more cost effective than those provided by a PPO. At the end of 1999, in excess of 70% of the Company's health plan participants received their coverage through an HMO.

    The Company's health care policy with Blue Cross and Blue Shield of Florida is a minimum premium arrangement. The arrangement was initiated in 1997 and was renewed as of January 1,2000 for an additional three years through December 31, 2002. The administrative costs per covered employee associated with this policy were negotiated for 2000, 2001 and 2002 and stop loss coverage per covered employee is provided at the level of 115% of projected claims.

    Health care plans offered in Arizona, Georgia, Minnesota, North Carolina, Tennessee and Texas provide the Company with guaranteed cost contracts and the Company's liability is capped annually at fixed amounts.

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

      In 1999, the Company experienced a surplus of $0.6 million in health plan operations. This surplus would have been a subsidy of $1.6 million in 1999 had the Company not reduced its estimates for 1998 health reserves due to favorable experience in the maturation or run-out of 1998 health claims.

RESULTS OF OPERATIONS

   The following table presents the Company's results of operations for the years ended December 31, 1997, 1998 and 1999, expressed as a percentage of revenues:

                                               FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                             -----------------------
                                              1997     1998     1999
                                              ----     ----     ----
Revenues...................................  100.0%   100.0%   100.0%
Cost of services:
  Salaries, wages and payroll taxes........   90.5     90.8     91.0
  Benefits, workers' compensation, state
     unemployment taxes and other costs....    4.4      4.4      4.3
                                             -----    -----    -----
          Total cost of services...........   94.9     95.2     95.3
                                             -----    -----    -----
Gross profit...............................    5.1      4.8      4.7
                                             -----    -----    -----
Operating expenses:
  Salaries, wages and commissions..........    2.3      2.1      2.2
  Other general and administrative.........    1.1      0.9      1.0
  Depreciation and amortization............    0.3      0.3      0.3
                                             -----    -----    -----
          Total operating costs............    3.7      3.3      3.5
                                             -----    -----    -----
Operating income...........................    1.4      1.5      1.2
Interest income ...........................    0.1      0.1      0.1
Interest expense...........................    0.1      0.0      0.0
                                             -----    -----    -----
Income before income taxes.................    1.4      1.6      1.3
Income tax (provision) benefit...........      0.3     (0.6)    ( .5)
                                             -----    -----    -----
Net income     ............................    1.7%     1.0%      .8%
                                             =====    =====    =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

      For the year ended December 31, 1999, revenues increased 13.7% over 1998, totaling $2.7 billion, compared to $2.38 billion for 1998. This increase was due primarily to an increased number of worksite employees. From 1998 to 1999, the number of worksite employees increased 4.5%, from 127,470 to 133,197. Revenue growth exceeded headcount growth by 9.2%, primarily due to wage inflation and expansion in higher wage markets. The increase in the number of worksite employees was the result of continuing sales and marketing efforts in existing markets as well as the development of new markets. The Company opened a total of five new sales offices in Tennessee, Alabama, and Georgia in 1999, compared to eight new sales offices in 1998.

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

      Cost of services was $2.57 billion for 1999, compared to $2.26 billion for 1998, representing an increase of $311.7 million, or 13.8%. This increase was due primarily to an increased number of worksite employees. Cost of services was 95.3% of revenues for 1999, compared to 95.2% for 1998.

      Salaries, wages and payroll taxes of worksite employees were $2.46 billion for 1999, compared to $2.16 billion for 1998, representing an increase of $300 million, or 13.9%. Salaries, wages and payroll taxes were 91.0% of revenues for 1999, compared to 90.8% for 1998.

      Benefits, workers' compensation, state unemployment taxes and other costs were $116.8 million for 1999, compared to $105.2 million for 1998, representing an increase of $11.6 million, or 11.1%. Benefits, workers' compensation, state unemployment taxes and other costs were 4.3% of revenues for 1999, compared to 4.4% in 1998. The health benefit plan subsidy was $1.65 million in 1999, compared to $2.5 million in 1998. However, favorable experience on the maturation or run-out of prior year health claims reduced this subsidy by $2.2 million in 1999 versus a reduction of $1.4 million in 1998.

      Gross profit was $127.6 million for 1999, compared to $112.9 million for 1998, representing an increase of $14.7 million, or 13%. Gross profit was 4.7% of revenues for 1999, compared to 4.8% for 1998. Gross profit margin decreased as a percentage of revenues due to continued expansion outside of Florida, penetration of higher wage markets and downward pressure on workers' compensation margins due to a competitive workers' compensation market.

      Operating expenses were $94.6 million for 1999, compared to $78.6 million for 1998, representing an increase of $16.1 million, or 20.5%. Operating expenses were 3.5% of revenues for 1999, compared to 3.3% for 1998.

      Salaries, wages and commissions were $59.5 million for 1999, compared to $50.9 million for 1998, representing an increase of $8.6 million, or 16.9%. This increase was due to an increase in corporate personnel hired to support the Company's expanded operations and information technology conversions, and additional sales and sales support personnel located at its branch offices. Salaries, wages and commissions were 2.2% of revenues for 1999 compared to 2.1% for 1998.

      Other general and administrative expenses were $27.4 million for 1999, compared to $21.7 million in 1998, representing an increase of $5.7 million, or 26.2%. This increase was primarily a result of administrative expenses to support the opening of five new branch offices in 1999 and spending for technology consulting for data conversion and testing of systems for year 2000 compliance. Other general and administrative expenses were 1.0% of revenues for 1999, compared to .9% for 1998.

      Depreciation and amortization expenses increased by $1.8 million for 1999 compared to 1998, representing an increase of 29.6%. This increase was primarily the result of the Company's investment in management information systems.

      Interest income was $3.3 million for 1999, compared to $3.2 million for 1998, representing an increase of $.1 million.

      Interest expense was $.1 million for 1999 and 1998. The Company had no long-term debt obligations outstanding in 1999. Interest expense results from letter of credit fees.

      Other expense in 1999 was substantially due to an acquisition proposal received from Paribas Principal Partners and expenses related to strategic alternatives being explored by the Company.

      Income before income taxes was $34.5 million for 1999, compared to income before income taxes of $37.4 million for 1998, representing a decrease of $2.9 million, or 7.9%.

      Income taxes of $12.8 million for 1999 represented a provision at an effective tax rate of 37.2%.

      Net income was $21.7 million for 1999, compared to $23.4 million for 1998, representing a decease of $1.7 million, or 7.3%.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

      Revenues were $2.38 billion for 1998, compared to $1.85 billion for 1997. This increase was due primarily to an increased number of clients and worksite employees. From 1997 to 1998, the number of clients increased 16.4% from 9,233 to 10,751. The number of worksite employees increased 18.2%, from 107,885 to 127,470. Revenue growth exceeded headcount growth by 10.1%, primarily due to wage inflation and expansion in higher wage markets. The increase in the number of worksite employees was the result of continuing sales and marketing efforts in existing markets as well as the development of new markets. The Company opened eight new sales offices in Florida, Texas, North Carolina and Tennessee in 1998, compared to six new sales offices in 1997.

      Cost of services was $2.26 billion for 1998, compared to $1.76 billion for 1997, representing an increase of $505.3 million, or 28.8%. This increase was due primarily to an increased number of clients and worksite employees. Cost of services was 95.2% of revenues for 1998, compared to 94.9% for 1997.

   Salaries, wages and payroll taxes of worksite employees were $2.16 billion for 1998, compared to $1.68 billion for 1997, representing an increase of $482 million, or 28.8%. Salaries, wages and payroll taxes were 90.8% of revenues for 1998, compared to 90.5% for 1997.

      Benefits, workers' compensation, state unemployment taxes and other costs were $105.2 million for 1998, compared to $81.9 million for 1997, representing an increase of $23.3 million, or 28.5%. Benefits, workers' compensation, state unemployment taxes and other costs were 4.4% of revenues for 1997 and 1998. The health benefit plan subsidy was $2.5 million in both 1997 and 1998. However, favorable experience on the maturation or run-out of prior year health claims reduced this subsidy by $1.4 million in 1998 versus a reduction of $3.5 million in 1997.

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

      Operating expenses were $78.6 million for 1998, compared to $67.5 million for 1997, representing an increase of $11.0 million, or 16.3%. Operating expenses were 3.3% of revenues for 1998, compared to 3.7% for 1997.

      Salaries, wages and commissions were $50.9 million for 1998, compared to $42.1 million for 1997, representing an increase of $8.8 million, or 20.8%. This increase was due primarily to a 26.9% increase in corporate personnel hired to support the Company's expanded operations and additional sales and sales support personnel located at its branch offices. This was partially offset by savings in health benefits and employee bonus programs. Salaries, wages and commissions were 2.1% of revenues for 1998, compared to 2.3% for 1997.

      Other general and administrative expenses were $21.7 million for 1998, compared to $20.9 million in 1997, representing an increase of $.9 million, or 4.2%. This increase was primarily a result of administrative expenses to support the opening of eight new branch offices in 1998, versus six offices in 1997, and expanded sales and marketing programs for 1998. Other general and administrative expenses were .9% of revenues for 1998, compared to 1.1% for 1997.

      Depreciation and amortization expenses increased by $1.4 million for 1998 compared to 1997, representing an increase of 30.6%. This increase was primarily the result of the Company's investment in management information systems. Amortization of capitalized software costs associated with the Company's implementation of new payroll processing and management information systems began July 1997, when the systems became operational. These software costs are being amortized over a seven-year period.

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

      Income before income taxes was $37.4 million for 1998, compared to income before income taxes of $25.6 million for 1997, representing an increase of $11.8 million, or 46.4%.

      Income taxes of $14.0 million for 1998 represented a provision at an effective tax rate of 37.5%. Income taxes of $9.9 million for 1997 was reduced by the recognition of deferred tax benefits, the tax benefit of allocation of income to Staff Acquisition, and other items totaling $15.1 million, resulting in a $5.2 million tax benefit for that year.


LIQUIDITY AND CAPITAL RESOURCES

   The Company had $65.8 million in cash and cash equivalents, restricted certificates of deposit and marketable securities at December 31, 1999. The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, anticipated levels of health benefit plan subsidies and other operating cash needs. The Company has in the past sought, and may in the future seek, to raise additional capital or take other measures to increase its liquidity and capital resources. The Company believes that its current balances and cash flow from operations will be sufficient to meet its requirements through 2000. The Company may rely on these same sources, as well as public or private debt and/or equity financing to meet its long-term capital needs.

      The Company repaid all of its long-term obligations during the third quarter of 1997 utilizing the proceeds from its initial public offering and had no long-term debt as of December 31, 1999. In July 1999, the Company entered into an agreement with NationsBank for a $10 million revolving line of credit to provide for intraday working capital needs. Borrowings under the credit facility bear interest at variable rates based on the lenders' base rate or LIBOR. No borrowings have been made against the credit line. At December 31, 1999, the Company had working capital of $37.4 million.

      The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. As of December 31, 1999, the Company had $7.8 million of restricted certificates of deposit, with original maturities of less than one year, as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans.

      Net cash provided from operations was $25.7 million for 1999. In 1999, the Company invested $10.9 million in its facilities and technology infrastructure. For 2000, the Company anticipates total capital expenditures of $8.5 million.

      The Company's Board of Directors approved a program in August 1998 to repurchase up to two million shares of the Company's common stock. Purchases may be made from time to time depending upon the Company's stock price, and will be made primarily in the open market, but may also be made through privately negotiated transactions. In January 1999, the Company's Board of Directors increased this share repurchase plan to three million shares. In 1998, the Company repurchased 1.6 million shares of its common stock for a total cost of $21.0 million. In 1999, the Company repurchased 411,725 shares at a cost of $4.3 million.


INFLATION

      The Company believes that inflation in salaries and wages of worksite employees has a positive impact on its results of operations as its service fee is proportional to such changes in salaries and wages.


ITEM 7 A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company utilizes U.S. government agency and other corporate debt with fixed rates and maturities of less than one year to manage its exposures to interest rates. (See
Note 4 to the Consolidated Financial Statements appearing elsewhere in this Form 10-K). The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2000, although there can be no assurances that interest rates will not change.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICES OF THE REGISTRANT

   The information regarding the Company's executive officers is included in
Item 1 of Part I under "Executive Officers of the Registrant." Other information required by this Item 10 will be contained in the Company's Proxy Statement, relating to the 2000 Annual Meeting of Shareholders to be held on May 22, 2000 (the "Proxy Statement") and is incorporated herein by reference.


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


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements - The financial statements and independent auditors' report are listed in the "Index to Financial Statements and Financial Statement Schedule" on page F-1 and included on pages F-2 through F-21.

     2. Financial Statement Schedules - The financial statement schedule required by Item 14(a) (2) is included on page S-1.

     3.  Exhibits including those incorporated by reference:


EXHIBIT
  NO.                      DESCRIPTION
-------                    -----------

2.1 Agreement and Plan of Merger by and among SLI Transitory, L.P., Staff Capital, L.P. and Staff Leasing, Inc. (filed as Exhibit 4.3 to the Company`s registration statement no. 333-22933 and incorporated herein)

3.1 Articles of Incorporation of Staff Leasing, Inc. (filed as Exhibit 3.1 to the Company's registration statement no. 333-22933 and incorporated herein)

3.2 Bylaws of Staff Leasing, Inc. (filed as Exhibit 3.2 to the Company's registration statement no. 333-22933 and incorporated herein)

4.1 Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company's registration statement no. 333-22933 and incorporated herein)

4.2 See Exhibits 3.1 and 3.2 for the provisions of Staff Leasing Inc.'s Articles of Incorporation and Bylaws governing the rights of holders of securities of Staff Leasing, Inc.

10.1 1997 Stock Incentive Plan of Staff Leasing, Inc. as amended through November 19, 1998, incorporated by reference and filed as Exhibit 4.1 on Registration Statement Form S-8 filed with the Commission on December 15, 1998. (Reg. No. 333-68929).*

10.2 Form of Indemnification Agreement dated March 3, 1997, between Staff Leasing, Inc. and each of its directors and executive officers. (filed as Exhibit 10.2 to the Company's registration statement no. 333-22933 and incorporated herein)*

10.3 Form of Executive Agreement between Staff Leasing, Inc. and its executive officers. (filed as Exhibit 10.3 to the Company's registration statement no. 333-22933 and incorporated herein)*

10.4 Voting Trust Agreement by and between Charles S. Craig and Staff Leasing, Inc., together with related Voting Trust Certificate. (filed as Exhibit 10.4 to the Company's registration statement no. 333-22933 and incorporated herein)*

10.5 Option to Purchase Agreement by and between Charles S. Craig and Staff Leasing, Inc., relating to outstanding capital stock of Staff Acquisition, Inc. (filed as Exhibit 10.5 to the Company's registration statement no. 333-22933 and incorporated herein)*

10.6 Amended and Restated Credit Agreement among Staff Acquisition, Inc., Staff Capital, L.P., various banks and Banque Paribas, as Agent, dated as of November 5, 1993 and Amended and Restated as of December 8, 1994, together with First Amendment thereto dated as of June 29, 1995, Second Amendment thereto dated as of April 26, 1996, Third Amendment thereto dated as of August 31, 1996, Fourth Amendment thereto dated November 30, 1996, Fifth Amendment thereto dated as of March 5, 1997, and the Sixth Amendment thereto dated as of May 29, 1997. (filed as Exhibit
         10.6 to the Company's registration statement no. 333-22933 and incorporated herein)

EXHIBIT
  NO.                      DESCRIPTION
-------                    -----------

10.7 Agreement of Lease dated March 27, 1995 between Quixotic Investment Holdings, Inc. (Landlord) and the Company for premises located at 600 301 Boulevard West, Suite 202, Bradenton, Florida 34205 (filed as
         Exhibit 10.7 to the Company's registration statement no. 333-22933 and incorporated herein)

10.8 Workers' Compensation and Employers' Liability Policy issued by Liberty Mutual Insurance Company to Staff Leasing, effective January 1, 1997. (filed as Exhibit 10.8 to the Company's registration statement no. 333-22933 and incorporated herein)

10.9     1993 Restricted Equity Plan, as Amended and Restated. (filed as Exhibit
         10.9 to the Company's registration statement no. 333-22933 and incorporated herein)

10.10 Credit Agreement dated as of December 11, 1997, among Staff Leasing, Inc., its subsidiaries, the lenders named therein, and NationsBank, N.A., as Agent (1) (filed as Exhibit 10.11 to the Company's annual report on Form 10-K and incorporated herein).

10.11 Lease Agreement dated December 5, 1997, between Aldina, L.C. and Staff Capital, L.P. (filed as Exhibit 10.12 to the Company's annual report on Form 10-K and incorporated herein).

10.12 Credit Agreement dated July 26, 1999, among Staff Leasing, Inc. its subsidiaries, the lenders named herein, and Nationsbank, N.A. as Agent.

10.13 Workers' Compensation and Employers' Liabliity Policy issued by Texas Workers' Compensation Insurance Fund to Staff Leasing of Texas, L.P., effective January 1, 2000.

10.14 Finance Agreement for Paid Loss Workers' Compensation deductible dated as of January 1, 2000, between Staff Leasing, Inc. and Continental Casualty Company.

10.15 Workers' Compensation and Employers Liability Policy issued by Continental Casualty Co. to Staff Leasing, Inc., effective January 1, 2000. (2)

21.1     List of Subsidiaries of the Registrant.

23.1 Independent Auditors' Consent to Form S-8 (filed as registration statement no. 333-68929 and incorporated herein).

27.1     Financial Data Schedule (for SEC use only).

-------------
(1) Schedules to the Credit Agreement containing disclosure called for by the agreement or various forms for loan activities under the agreement are omitted and will be provided to the Commission upon request.
(2) Exhibits referenced in policy are omitted and will be provided to the Commission upon request.
  *      Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K:

         None.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Staff Leasing, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                STAFF LEASING, INC.

Dated:  March 30, 2000                           /s/ Richard A. Goldman
--------------------------------------------------------------------------------------
                                                Richard A. Goldman
                                                Office of the Chief Executive,
                                                President and a Director
                                                (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 30, 2000                           /s/ Charles S. Craig
---------------------------------------------------------------------------------------
                                                Charles S. Craig
                                                Chairman of the Board

Dated:  March 30, 2000                           /s/ John E. Panning
---------------------------------------------------------------------------------------
                                                John E. Panning
                                                Office of the Chief Executive,
                                                Chief Financial Officer and a Director

Dated:  March 30, 2000                           /s/ George B. Beitzel
---------------------------------------------------------------------------------------
                                                George B. Beitzel
                                                Director

Dated:  March 30, 2000                           /s/ Melvin R. Laird
---------------------------------------------------------------------------------------
                                                Melvin R. Laird
                                                Director

Dated:  March 30, 2000                           /s/ Elliot B. Ross
---------------------------------------------------------------------------------------
                                                Elliot B. Ross
                                                Director

Dated:  March 30, 2000                           /s/ Jonathan H. Kagan
---------------------------------------------------------------------------------------
                                                Jonathan H. Kagan
                                                Director

Dated:  March 30, 2000                           /s/ Richard A. Goldman
---------------------------------------------------------------------------------------
                                                 Richard A. Goldman
                                                 Director

                      STAFF LEASING, INC. AND SUBSIDIARIES

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                     PAGE
                                                                     ----
  Independent Auditors' Report........................................F-2

  Consolidated Balance Sheets as of December 31, 1998 and
     1999.............................................................F-3

  Consolidated Statements of Income for the Years Ended
     December 31, 1997, 1998, and 1999................................F-4

  Consolidated Statements of Changes in Shareholders'
     Equity for the Years Ended December 31,
     1997, 1998, and 1999 ............................................F-5

  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1998, and 1999................................F-6

  Notes to Consolidated Financial Statements .........................F-7

  Financial Statement Schedule II - Valuation and Qualifying Accounts S-1

                                       F-1

INDEPENDENT AUDITORS' REPORT

Board of Directors
Staff Leasing, Inc.
Bradenton, Florida

We have audited the accompanying consolidated financial statements and financial statement schedule of Staff Leasing, Inc. (a Florida corporation) and subsidiaries listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 of the Annual Report on Form 10-K of Staff Leasing, Inc. for the year ended December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Staff Leasing, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Deloitte & Touche LLP
Certified Public Accountants



Tampa, Florida
February 25, 2000

                      STAFF LEASING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      December 31,             December 31,
                                                          1998                     1999
                                                  ----------------------   ----------------------
                                                   (in $000's, except share and per share data)
                            ASSETS
Current assets:
  Cash and cash equivalents                        $      15,412            $      23,081
  Certificates of deposit - restricted                     8,379                    7,777
  Marketable securities                                   32,022                   34,914
  Accounts receivable, net                                38,637                   41,631
  Other current assets                                     6,182                   11,494
                                                  ----------------------   ----------------------
         Total current assets                            100,632                  118,897

Property and equipment, net                               25,071                   28,833
Goodwill, net of accumulated amortization
  of $3,779 and $4,513, respectively                      10,892                   10,159
Deferred tax asset                                         2,898                    1,950
Other assets                                                 285                    3,731
                                                  ----------------------   ----------------------
                                                   $     139,778            $     163,570
                                                  ======================   ======================
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued insurance premiums and health
     reserves                                      $      22,757            $      22,724
  Accrued payroll and payroll taxes                       38,748                   35,574
  Deferred tax liability                                   5,729                    8,770
  Accounts payable and other accrued liabilities           5,515                   10,888
  Customer deposits and prepayments                        2,741                    3,523
                                                  ----------------------   ----------------------
         Total current liabilities                        75,490                   81,479

Other long-term liabilities                                1,499                    1,335
Commitments and contingencies (See notes)

Shareholders' equity:
  Common stock, $.01 par value                               221                      217
         Shares authorized:          100,000,000
         Shares issued and outstanding:
                          1998 -      22,121,267
                          1999 -      21,709,542
  Additional paid in capital                              46,804                   42,987
  Retained earnings                                       16,051                   37,701
  Other                                                     (287)                    (149)
                                                  ----------------------   ----------------------
         Total shareholders' equity                       62,789                   80,756
                                                  ----------------------   ----------------------
                                                   $     139,778            $     163,570
                                                  ======================   ======================

                 See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------
                                                      1997               1998               1999
                                                -----------------   ----------------  -----------------
                                                          (in $000's, except per share data)
                                                -------------------------------------------------------
Revenues                                             $1,851,248          $2,375,522        $2,701,886
                                                -----------------   ----------------  -----------------
Cost of services:

   Salaries, wages and payroll taxes                  1,675,369           2,157,406         2,457,420

   Benefits, workers' compensation, state
       unemployment taxes and other costs                81,891             105,201           116,843
                                                -----------------   ----------------  -----------------
             Total cost of services                   1,757,260           2,262,607         2,574,263
                                                -----------------   ----------------  -----------------
Gross profit                                             93,988             112,915           127,623
                                                -----------------   ----------------  -----------------
Operating expenses:

   Salaries, wages and commissions                       42,147              50,905            59,529

   Other general and administrative                      20,853              21,738            27,435

   Depreciation and amortization                          4,542               5,930             7,684
                                                -----------------   ----------------  -----------------
             Total operating expenses                    67,542              78,573            94,648
                                                -----------------   ----------------  -----------------
Operating income                                         26,446              34,342            32,975

Interest income                                           1,345               3,154             3,269
Interest expense                                         (2,138)                (68)              (61)
Other income (expense)                                      (92)                  4            (1,694)
                                                -----------------   ----------------  -----------------
Income before income taxes                               25,561              37,432            34,489
Income tax provision (benefit)                           (5,222)             14,037             12,839
                                                -----------------   ----------------   ----------------
Net income                                               30,783              23,395            21,650

Return on preferred interests                            (2,391)                 --                --
                                                -----------------   ----------------  -----------------
Net income attributable to common shareholders       $  28,392            $  23,395         $  21,650
                                                =================   ================  =================
Net income  per share attributable to common
shareholders
  - Basic                                            $    1.32            $    1.01          $    .99
                                                =================   ================  =================
  - Diluted                                          $    1.26            $     .97          $    .97
                                                =================   ================  =================
Weighted average common shares outstanding
   - Basic                                              21,588               23,207            21,799
                                                =================   ================  =================
   - Diluted                                            22,459               24,092            22,210
                                                =================   ================  =================

                 See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1997, 1998, 1999

                                                                                         Accumulated
                                                                                            Other        Retained
                                      Common                  Additional                 Comprehensive   Earnings/
                                      Stock        Common      Paid In                      Income      (Accumulated
                                     (shares)       Stock      Capital        Other         (loss)        Deficit)        Total
                                  --------------- ---------- ------------- ------------- ------------- ---------------- -----------
                                                           In $000's except for share data
Balance, January 1, 1997             19,196,472   $    192     $  3,506     $ (1,251)                   $ (38,127)     $ (35,680)
Return on preferred interests                                    (1,744)                                                  (1,744)
Repurchase of shareholder
  interests                             (53,992)                   (612)          53                                        (559)
Issuance of common stock through
  IPO, net                            3,944,978         39       60,999                                                   61,038
Issuance of common stock upon
  exercise of Company option for
  all capital stock of Staff
  Acquisition, Inc.                     417,900          4          137                                                      141
Tax benefit of restricted stock
  plan vesting                                                    3,208                                                    3,208
Capital contributions                                               324         (324)                                          -
Other                                                                59          902                                         961
Net income                                                                                                 30,783         30,783
                                  --------------- -------- ------------- -------------  -------------- -------------- -----------
Balance, January 1, 1998             23,505,358        235       65,877         (620)                      (7,344)        58,148

Repurchase and retirement of
  common stock                       (1,571,800)       (16)     (20,976)                                                 (20,992)
Issuance of common stock                 10,000        -            257                                                      257
Issuance of common stock through
  exercise of warrants, net             177,709          2          835                                                      837
Tax benefit of restricted stock
  plan vesting                                                      814                                                      814
Other                                                                (3)         277                                         274
Comprehensive income:
Unrealized gain on marketable
  securities                                                                            $        56
Net income                                                                                                 23,395
Total comprehensive income                                                                                                23,451
                                  --------------- -------- ------------- -------------  -------------- -------------- -----------
Balance, January 1, 1999             22,121,267        221       46,804         (343)            56        16,051         62,789

Repurchase and retirement  of
  common stock                         (411,725)        (4)      (4,287)                                                  (4,291)
Tax benefit of restricted stock
  plan vesting                                                      470                                                      470
Other                                                                            234                                         234
Comprehensive income:
Unrealized loss on marketable
  securities                                                                                    (96)
Net income                                                                                                 21,650
Total comprehensive income                                                                                                21,554
                                  --------------- -------- ------------- -------------  -------------- ------------- -----------
Balance, December 31, 1999           21,709,542    $   217 $     42,987     $   (109)   $       (40)     $ 37,701     $   80,756
                                  =============== ======== ============= =============  ============== ============= ===========

                 See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                     ---------------------------------------------
                                                                         1997            1998            1999
                                                                     --------------  -------------   -------------
                                                                                     (in $000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $  30,783       $  23,395       $  21,650
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                     4,542           5,930           7,684
         Deferred taxes, net                                              (5,222)         12,042           4,435
         Amortization and write-off of debt issuance costs                   957               -               -
         Provision for bad debts                                             820             720             306
         Other                                                             1,145             368             314
         Changes in operating working capital:
            Decrease(increase) in certificates of deposit -
               restricted                                                 (8,406)             27             602
            Increase in accounts receivable                               (1,678)         (4,543)         (3,300)
            (Increase)decrease in other current assets                        67          (4,819)         (5,312)
            (Decrease)increase in accounts payable and other
                accrued liabilities                                       (3,578)         (1,020)          5,373
            Increase (decrease) in accrued payroll and payroll
                taxes                                                      1,557           1,911          (3,174)
            Increase(decrease) in accrued insurance premiums and
                health reserves                                            6,263           2,797             (33)
            Increase in customer deposits and prepayments                    725             620             782
            Increase in other long-term assets                               (89)           (115)         (3,446)
            Decrease in other long-term liabilities                         (538)            (19)           (164)
                                                                     --------------  -------------   -------------
      Net cash provided by operating activities                           27,348          37,294          25,717
                                                                     --------------  -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Marketable securities classified as available for sale:
       Purchases                                                         (19,701)        (59,364)        (71,691)
       Sales                                                                   -          19,992           5,995
       Maturities                                                              -          27,140          62,703
   Capital expenditures                                                   (7,100)        (10,937)        (10,911)
                                                                     --------------  -------------   -------------
      Net cash used in investing activities                              (26,801)        (23,169)        (13,904)
                                                                     --------------  -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common shares, net                               61,038           1,094               -
   Capital contributions, net of shareholder notes receivable and
      issuance costs                                                         370               -               -
   Repayment of Capital Leases                                            (3,746)              -               -
   Repayment of shareholders' notes receivable                               877             134               7
   Repurchase of common shareholders' interests                             (559)        (20,992)         (4,151)
   Repurchase of shareholders' interests, including fixed return         (19,788)              -               -
   Repayments of long-term debt                                          (17,700)              -               -
                                                                     --------------  -------------   -------------
      Net cash provided by (used in) financing activities                 20,492         (19,764)         (4,144)
                                                                     --------------  -------------   -------------
   Net increase (decrease) in cash and cash equivalents                   21,039          (5,639)          7,669
Cash and cash equivalents - beginning of year                                 12          21,051          15,412
                                                                     --------------  -------------   -------------
Cash and cash equivalents - end of year                                $  21,051       $  15,412       $  23,081
                                                                     ==============  =============   =============
Supplemental disclosure of cash flow information:
   Income taxes paid                                                    $      -        $  3,787        $  7,314
                                                                     ==============  =============   =============
   Interest paid                                                        $  1,020        $     77        $     21
                                                                     ==============  =============   =============

                 See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in $000's, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS - Staff Leasing Inc. and subsidiaries ("the Company") is headquartered in Bradenton, Florida and operates as one business segment which provides professional employer services to small to medium-sized businesses primarily in the states of Florida, Texas, Georgia, Arizona, Minnesota, North Carolina, Tennessee and Alabama. The Company, through its subsidiaries, provides a broad range of services, including payroll administration, risk management, benefits administration, unemployment services and other human resources consulting services to their clients. The Company is paid a service fee to cover the cost of certain employment related taxes, workers' compensation insurance coverage and administration and field services, plus a markup to cover overhead and to provide a profit.

      PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Staff Leasing, Inc. and all of its subsidiaries: Staff Acquisition, Inc.; Staff Insurance, Inc.; Staff Capital, L.P.; and the operating limited partnerships ("OLPs") of Staff Capital, L.P.; Staff Leasing, L.P.; Staff Leasing II, L.P.; Staff Leasing III, L.P.; Staff Leasing IV, L.P.; Staff Leasing V, L.P.; Staff Leasing of Georgia, L.P.; Staff Leasing of Georgia II, L.P.; Staff Leasing of Georgia III, L.P.; Staff Leasing of Texas, L.P.; and Staff Leasing of Texas II, L.P. (collectively, the "Company"). All intercompany balances and transactions have been eliminated. As of December 31, 1998, Staff Capital, L.P. was dissolved, and its assets were transferred to Staff Leasing, Inc. and its related entities.

      BASIS OF PRESENTATION - Effective July 1, 1997, the Company completed a reorganization (See Note 2) which was accounted for as a pooling of interests among entities under common control. As a result, common stock, which replaced previous preferred and common partnership interests, has been reflected in these financial statements as being issued as of the earliest date presented. Before the reorganization, the Company operated as Staff Capital, L.P.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates relate to the reserve for health benefit claims. Actual results could differ from those estimates.

      MARKETABLE SECURITIES - The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 1999, all of the company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at market value. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity and comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The cost of investments sold is based on the average cost method, and realized gains and losses are included in other income (expense).

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the lesser of the remaining estimated useful lives of the related assets or lease terms, as follows:

                                                              YEARS
                                                             ------
Automobiles.................................................   5
Computer hardware and software.............................. 3 to 7
Furniture and equipment..................................... 5 to 7
Leasehold improvements.....................................  Life of lease

      GOODWILL - Goodwill is being amortized using the straight-line method over a period of 20 years.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)


      FAIR VALUE OF FINANCIAL INSTRUMENTS- The carrying values of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable and other accrued liabilities approximate fair value.

      VALUATION OF LONG-LIVED ASSETS - The Company periodically evaluates the carrying value of long-lived assets, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when indicators of impairment are present and undiscounted cash flows estimated to be generated by the asset are less than the asset's carrying amount. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

      STATEMENT OF CASH FLOWS - The change in deferred taxes for 1997, 1998, and 1999 includes $3,208, $814, and $470, respectively, which relates to the vesting of restricted stock. This amount was recorded to Additional Paid in Capital.

      CASH EQUIVALENTS - Cash equivalents are defined as short-term investments with original maturities of three months or less.

      REVENUE RECOGNITION - Service revenues are recognized in the period in which the worksite employee works. The accrual for payroll and payroll taxes represents the portion of payroll paid subsequent to year end for which the worksite employee worked prior to year end.

      SALES AND MARKETING COMMISSIONS AND CLIENT REFERRAL FEES - Sales and marketing commissions and client referral fees are expensed as incurred. Such expenses are classified as salaries, wages and commissions in the consolidated statement of operations.

      WORKERS' COMPENSATION - Workers' compensation claims incurred by worksite employees are fully insured through a guaranteed cost arrangement with Liberty Mutual Insurance Company. This plan expired on December 31, 1999. New workers' compensation contracts commenced January 1, 2000 with CNA and The Texas Fund. The Texas Fund is a guaranteed cost plan based on a percentage of manual premium. The CNA contract is an insured loss sensitive program that is based on a percentage of manual premium. (See note 13)

      HEALTH BENEFITS - Health benefit claims incurred by worksite employees under the health benefit plans are expensed as incurred according to the terms of each contract (See Note 9).

      STOCK-BASED COMPENSATION - The Company has adopted only the pro forma disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages, but does not require companies to record at fair value compensation cost for stock-based employee compensation plans. The Company accounts for equity-based compensation arrangements in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant.

      INCOME TAXES - The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the income tax basis of the Company's assets and liabilities.

      EARNINGS PER SHARE - The Company computes and discloses earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128").

      RECLASSIFICATIONS - Certain reclassifications of prior years amounts have been made in order to conform with current year presentations.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)


      COMPREHENSIVE INCOME - Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. It requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement or financial statement footnote. Comprehensive income is defined as "the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources." The only source of other comprehensive income (loss) was an unrealized gain of $56, net of tax effect of $33, at December 31, 1998, and an unrealized loss of $40, net of tax effect of $24 at December 31, 1999, resulting from change in market value of marketable securities, which is reflected in the Consolidated Statements of Changes in Shareholders' Equity/(Deficit).

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. Such standard requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not evaluated whether this standard will have a material effect on its financial position or results of operations.

2. REORGANIZATION AND INITIAL PUBLIC OFFERING:

      Effective July 1, 1997, a reorganization (the "Reorganization") was consummated whereby the Company became the sole limited partner of Staff Capital, L.P. Staff Acquisition, Inc. ("Staff Acquisition") is the sole general partner of Staff Capital, L.P. and each of the OLPs.

      Pursuant to the Reorganization, all of the holders of the common limited partnership interests in Staff Capital, L.P. exchanged their partnership interests for 17,122,205 shares of common stock in the Company. Certain of the preferred limited partnership interests were exchanged for 2,074,267 shares of common stock in the Company and warrants to purchase an aggregate of 1,352,253 shares of common stock in the Company with an exercise price of $7.24 per share.

      In addition, Charles S. Craig, the Chairman and CEO of the Company and owner of all the issued and outstanding capital stock of Staff Acquisition, the general partner of Staff Capital, granted to the Company an option to exchange the stock of Staff Acquisition for 417,900 shares of the Company's common stock. The number of shares of common stock issuable to Mr. Craig in connection with the exercise of such option was determined on the same basis used to determine the number of shares of common stock issued in exchange for the partnership interests of Staff Capital, L.P. On September 30, 1997, the Company exercised this option.

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

      Net proceeds raised from the IPO, including over allotment, amounted to approximately $61,038. The net proceeds from the IPO were used to redeem preferred partnership interests of $16,294, including accrued fixed return of $2,552, and to repay outstanding long-term debt of $15,200. The remainder has been allocated for general corporate purposes. Reorganization related expenses as of July 1, 1997, included: (i) the write-off of $714 in unamortized deferred financing costs associated with the repayment of the Company's long-term debt;
(ii) the write-off of $163 in unamortized organization costs associated with the reorganization of the structure of the limited partnerships; and (iii) $962 of accelerated accretion associated with the early redemption of the preferred partnership interests.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)

3. CERTIFICATES OF DEPOSIT - RESTRICTED:

      As of December 31, 1999, the Company had certificates of deposit, with original maturities of less than one year, that serve as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans. Due to the short maturity of these instruments, the carrying amount approximates fair value. These interest-bearing certificates of deposit have been classified as restricted in the accompanying consolidated balance sheets. The interest earned on these certificates is recognized as interest income on the Company's consolidated statement of operations.

4. MARKETABLE SECURITIES:

      As of December 31, 1999, the Company had marketable securities with contractual maturities of less than one year from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale and are summarized as follows:

                                                             Gross             Gross
                                         Amortized        Unrealized         Unrealized         Estimated
As of December 31, 1998:                    Cost             Gains             Losses          Fair Value
                                         (in 000's)        (in 000's)        (in 000's)        (in 000's)
                                           -------           -----              ------          -------
Obligations of U.S. Government
Agencies                                   $31,933           $  92              $  (3)          $32,022
                                           -------           -----              ------          -------
As of December 31, 1999:
-------------------------------------
Obligations of U.S. Government
Agencies                                   $28,478           $   4              $ (68)         $ 28,414

Certificate of Deposits                      5,000               -                   -            5,000

Other                                        1,500               -                   -            1,500
                                           -------           -----              ------          -------
                                           $34,978           $   4              $ (68)          $34,914
                                           =======           =====              ======          =======

      The unrealized gains and losses shown for 1999, net of tax effect of $24, are reflected as comprehensive income in the Consolidated Statements of Changes in Shareholders' Equity. For the years ended December 31, 1998 and 1999, gross realized gains on sales of available-for-sale securities were $8 and $0, respectively. For the years ended December 31, 1998 and 1999, gross realized losses on sales of available-for-sale securities were $4 and $5, respectively.

      At December 31, 1998 and 1999, the Company's marketable securities included unamortized premiums of $101 and $4, respectively. At December 31, 1998 and 1999, the Company's marketable securities included unamortized discounts of $81 and $60, respectively. During the year ended December 31, 1998, premium amortization of $210 and discount accretion of $718 were included in interest income. During the year ended December 31, 1999, premium amortization of $24 and discount accretion of $566 were included in interest income.

5. ACCOUNTS RECEIVABLE

      At December 31, 1998 and 1999, accounts receivable consisted of the following:

                                                            1998        1999
                                                          -------     -------
Billed to clients ...................................... $ 15,391     $ 11,391
Unbilled revenues ......................................   24,048       30,980
                                                         --------     --------
                                                           39,439       42,371
Less:   Allowance for doubtful accounts..................    (802)        (740)
                                                         --------     --------
                                                          $38,637      $41,631
                                                         ========     ========

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)

6. PROPERTY AND EQUIPMENT

      At December 31, 1998 and 1999, property and equipment consisted of the following:

                                                                 1998      1999
                                                              -------   -------
Leasehold improvements......................................  $ 1,484   $ 1,832
Furniture and fixtures......................................    2,508     2,944
Vehicles....................................................      103       103
Equipment...................................................    1,799     2,803
Computer hardware and software..............................   29,490    38,066
                                                              -------   -------
Total property and equipment................................   35,384    45,748
Less accumulated depreciation...............................  (10,313)  (16,915)
                                                              -------   -------
                                                              $25,071   $28,833
                                                              =======   =======

      For the years ended December 31, 1997, 1998, and 1999 depreciation expense was $3,505, $5,125, and $6,946 respectively.

7. OTHER ASSETS AND AMORTIZATION

      Included in other current assets as of December 31, 1998 and 1999 were prepaid income taxes of $1,903 and $881, and prepaid workers compensation insurance of $0 and $6,504, respectively. Also included in other current assets were prepaid expenses, short-term deposits and other miscellaneous receivables.

      For the years ended December 31, 1997, 1998 and 1999, total amortization expense, including annual amortization of goodwill of $733 per year, was $1,038, $805, and $738, respectively.

8. LONG-TERM DEBT

         On July 26, 1999, the Company entered into a $10,000 credit agreement with NationsBank, NA. No amounts have been borrowed under this facility since its inception.

      As of December 31, 1999, the Company had $7,777 in standby collateralized letters of credit issued in conjunction with the Company's health benefit plans. These letters of credit were unused as of December 31, 1999.

9. HEALTH BENEFITS

      The Company currently provides health benefits to those worksite employees electing coverage. For health benefit plans in Florida, the Company's ultimate liability for its health benefit claims is capped at a factor based on premiums as set forth in the Company's minimum premium agreement with its health insurance carriers. The stop loss coverage per covered employee under the Florida plan was capped at 115% of projected claims for the 1997, 1998, and 1999 plan years. For health benefit plans in Arizona, Colorado, Georgia, Minnesota, North Carolina, Tennessee and Texas, the Company's health benefit liabilities are equal to its premiums paid. Worksite employees who elect coverage are fully insured subject to the terms of coverage under the health benefit plans.

      In 1997 and 1998, the health benefit plan subsidy was $2,500 per year and in 1999 it was $1,642. Favorable experience on the maturation or run-out of health claims enabled the Company to reduce its reserve for health benefit claims by $3,500 for 1996, $1,400 for 1997, and $2,192 for 1998 which were recognized in 1997, 1998 and 1999, respectively.

      Year-end liabilities for health benefit loss reserves were based upon actuarial estimates of claims incurred but not reported under the health plans at December 31, 1998 and 1999. The actual ultimate liability may differ from these actuarial estimates. The accrual for these reserves at December 31, 1998 and 1999 totaled $8,413 and $8,275, respectively, of which $1,000 was classified as long-term for both years.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                        (in $000's, except per share data

10. COMMITMENTS AND CONTINGENCIES

      Operating Leases -- The Company occupies office facilities and lease office equipment under operating leases which expire in various years through 2005. Lease expense was $3,352, $3,729 and $4,309 for the years ended December 31, 1997, 1998, and 1999, respectively. Future minimum payments under noncancelable operating leases as of December 31, 1999 are as follows:

   YEAR ENDING
   DECEMBER 31,                                              AMOUNT
   ------------                                              -------
   2000....................................................  $ 3,794
   2001...................................................     3,040
   2002...................................................     2,387
   2003...................................................     2,185
   2004...................................................     1,943
   Thereafter ............................................     1,620
                                                             -------
                                                             $14,969
                                                             =======

      On April 30, 1999, a shareholder of the Company brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribae Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys' and experts' fees. The Company has moved to dismiss the action. To date, the parties have engaged in limited discovery, and expect to continue discovery over the next several months. The Company believes the lawsuit is without merit.

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

                      STAFF LEASING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       (in $000's, except per share data)

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

13. GEOGRAPHIC MARKET CONCENTRATION AND DEPENDENCE ON KEY VENDORS

      Geographic Market Concentration - As of December 31, 1999, the Company had offices in seven states and worksite employees in 46 states. The Company's Florida client revenues accounted for 79%, 75% and 75% of the Company's total revenues in 1997, 1998 and 1999, respectively. As a result of the size of the Company's base of worksite employees in Florida and continued growth from its Florida operations, the Company's profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in Florida. Any adverse change in either of these conditions could have a material adverse effect on the Company's profitability and growth prospects.

      Dependence on Key Vendors - The maintenance of health insurance plans that cover worksite employees is a significant part of the Company's business. The current health contracts are provided by vendors, with some of which the Company has recently established relationships, on terms that the Company believes to be favorable. While the Company believes that replacement contracts could be obtained on competitive terms with other carriers, such replacement could cause a significant disruption to the Company's business resulting in a decrease in client retention and general dissatisfaction with the Company's service offering. This, in turn, could have a material adverse effect on the Company's future results of operations or financial condition.

      In 1999, the Company's workers' compensation coverage was provided by Liberty Mutual. This program was initiated in March 1994, and renegotiated effective January 1, 1997, to, among other things, reduce rates charged to the Company. This contract, which expired on December 31, 1999, provided coverage on a guaranteed cost basis. Amounts due under this arrangement are a fixed percentage of the Company's workers' compensation payroll and were paid on a monthly basis. The Company had no liability in excess of such amounts paid.

      The Company has a new workers' compensation program with CNA and the Texas Fund which commenced on January 1, 2000. The Texas Fund will be the provider of workers' compensation insurance for clients based in Texas. The Texas Fund program is a guaranteed cost insurance arrangement with a term of one year. The cost of the premium will be determined based on the industries serviced by the Company in Texas. For the remainder of the country, the Company's workers' compensation carrier will be CNA. This program is an insured loss sensitive program for a term of one year. The Company anticipates that its workers' compensation costs will increase beginning in 2000 as a result of these workers' compensation arrangements. An accrual for the workers' compensation costs for the first quarter of 2000 will be made based on prior loss experience, the Company's business mix, including the percentage of business in Texas, and actual claims for the first quarter. Accruals for subsequent periods will be affected by further changes in the Company's business mix and actual claims experience. The final costs of coverage will be determined by the actual claims experience over time as claims close and by the administrative costs of the program. The increased accruals for the cost of coverage in 2000 and future years will have no impact on 1999 and prior year earnings.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)

14. EQUITY

STOCK REPURCHASE PROGRAM

      In August 1998, the Company's Board of Directors approved a program to repurchase up to two million shares of the Company's common stock. In January 1999, the Company's Board of Directors increased this share repurchase plan to three million shares. Purchases may be made from time to time depending upon the Company's stock price, and will be made primarily in the open market, but may also be made through privately negotiated transactions. In 1999, the Company repurchased, for retirement, 412,000 shares of its common stock for a total cost of approximately $4 million.

RESTRICTED STOCK PLAN

      Certain members of the Company's management have purchased common shares at prices based upon a formula derived from the original acquisition price of the entities acquired by Staff Capital, L.P. in November, 1993. Before July 1995, such common shares could be sold only to the Company and were not freely transferable. The sales price that the Company would pay was based upon the same formula used to derive the original purchase price. In July 1995 the Company enacted a vesting schedule whereby the above-noted restrictions generally would lapse over a four-year vesting period commencing with the first anniversary subsequent to the date of purchase. Accordingly, the Company obtained appraisals in order to derive estimated fair values of the purchased common shares then owned as of July 1995 and subsequently purchased and recorded deferred compensation expense to the extent that the estimated fair values exceeded the purchase prices. Deferred compensation is being amortized on a straight-line basis over the vesting period. Compensation expense recorded for the years ending December 31, 1997, 1998, and 1999 was $138, $145 and $90, respectively. Deferred compensation was $282 at December 31, 1998 and $53 at December 31, 1999. Following the Reorganization, the Company ceased further grants under this plan.

WARRANTS

      Pursuant to the Reorganization (See Note 2), warrants to purchase 1,352,253 shares of common stock at the exercise price of $7.24 per share were issued to redeem certain preferred limited partnership interests in July 1997. These warrants were exercisable beginning June 25, 1997. In April 1998, 177,709 of these warrants were exercised as part of the Company's secondary offering. Proceeds from this exercise, net of expenses of $450, totaled $837. As of December 31, 1998, and 1999, 1,174,544 of these warrants remain outstanding. An equivalent number of shares of stock are being held in reserve as of December 31, 1999 to meet this contractual commitment. The warrants expire on March 31, 2001.

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

      On December 14, 1998, the Company approved an option reissuance grant for all non-executive employees currently participating in the Plan. The Company's Directors and senior management, holding 158,500 options, were excluded from this reissuance grant. Under the terms of the reissuance grant, employees were offered the right to receive, in exchange for the surrender of their existing options, nonqualified stock options with an exercise price equal to that day's closing market price per common share of $11.625. The ratio for the exchange of options was 110 new shares for each 100 existing shares surrendered. This ratio was determined using the Black-Scholes option pricing model. The expiration date for all new options issued under this reissuance grant is December 14, 2003. In addition, previous vesting restrictions based on stock price performance were removed. A total of 430,946 options were subject to this reissuance grant.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)

      The following table summarizes the activity in the Plan for the years ended December 31, 1998 and 1999:

                                              Number of      Weighted-Average
       1998:                                    Shares              Price
       ------------------------------------------------------------------------
       Granted                                   955,238          $12.56
       Exercised                                       0            $  0
       Cancelled                                 604,026          $18.33
       Options outstanding at end of year      1,002,438          $12.55
       Options exercisable at end of year         35,956          $14.87

       1999:
       ------------------------------------------------------------------------
       Granted                                   494,856          $ 9.18
       Exercised                                       0            $  0
       Cancelled                                 179,207          $12.27
       Options outstanding at end of year      1,318,087          $11.33
       Options exercisable at end of year        253,766          $13.00

      Components of stock options under this Plan as of December 31, 1999 are as follows:

                         Options Outstanding                                  Options Exercisable
    ---------------------------------------------------------------   -------------------------------------
                         Weighted-Average
       Number of            Remaining           Weighted-Average         Number of      Weighted-Average
         Shares          Contractual Life        Exercise Price           Shares         Exercise Price
    ----------------- ----------------------- ---------------------   -------------------------------------
             388,276        9.2 Years               $    8.44                 0             $       0
             722,111        5.7 Years               $   11.57           195,695             $   11.63
              67,000        9.1 Years               $   12.59                 0             $       0
              75,700        6.1 Years               $   16.95            24,321             $   17.00
              65,000        6.8 Years               $   18.06            33,750             $   18.06

    ----------------- ----------------------- ---------------------   ---------------- --------------------
           1,318,087        7.0 Years               $   11.33           253,766             $   13.00
    ================= ======================= =====================   =====================================

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following weighted-average assumptions:

                                                   Year Ended December 31,
                                                    1998             1999
                                              ---------------   ----------------
           Risk-free interest rate                  5.30%            6.65%
           Expected dividend yield                  0.00%            0.00%
           Expected volatility                      81.3%            73.4%
           Expected option life (in years)           4.5              5.3

      Using the Black-Scholes option-pricing model, the weighted-average fair value was calculated to be $8.47 as of December 31, 1998 and $7.54 as of December 31, 1999 for all options granted during each year.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)


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

                                                        1998             1999
                                                      --------         --------
  Net income attributable to
    common shareholders         As reported           $ 23,395         $21,650
                                Pro forma             $ 22,570         $20,087

  Basic earnings per share      As reported              $1.01           $ .99
                                Pro forma                $ .97           $ .92

  Diluted earnings per share    As reported              $ .97           $ .97
                                Pro forma                $ .94           $ .90

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

SHAREHOLDER NOTES RECEIVABLE

      Shareholder notes receivable consisted of six notes in an aggregate amount of $61 at December 31, 1998 and five notes in an aggregate amount of $57 at December 31, 1999 from common shareholders. Principal under these notes is due on March 31, 2001. Interest is payable at rates currently ranging from 6.36% to 7.50% per annum.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)


16. EARNINGS PER SHARE

      The number of common stock equivalents included in weighted average shares outstanding, for the twelve months ended December 31, 1997, 1998 and 1999, related to the warrants issued in connection with the Reorganization was 842,804, 774,961 and 415,672, respectively, for the diluted earnings per share calculation. The number of common stock equivalents included in weighted average shares outstanding, for the twelve months ended December 31, 1997, 1998 and 1999, related to the options granted in connection with the Company's stock option plan, was 28,264, 110,280 and 14,948, respectively, for diluted earnings per share.

      The reconciliation of net income attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three years ended December 31, 1997, 1998 and 1999 is as follows:

                                                       Income             Shares         Per Share
                                                    (Numerator)       (Denominator)        Amount
                                                  -----------------  -----------------  -------------
                                                    (in $000's)         (in 000's)
For the Year Ended 1997:
------------------------
Net income                                         $    30,783
Less:  Return on preferred interests                    (2,391)
                                                  -----------------
BASIC EPS
Net income attributable to
  Common shareholders                              $    28,392             21,588        $  1.32
                                                                                        =============
Effect of dilutive securities:
Warrants                                                                      843
Options                                                                        28
                                                  -----------------  -----------------
DILUTED EPS
Net income attributable to common
  shareholders and assumed conversions             $    28,392             22,459        $  1.26
                                                  =================  =================  =============
For the Year Ended 1998:
------------------------
Basic EPS
Net income                                         $    23,395             23,207        $  1.01
                                                                                        =============
Effect of dilutive securities:
Warrants                                                                      775
Options                                                                       110
                                                  -----------------  -----------------
DILUTED EPS
Net income attributable to common
  shareholders and assumed conversions             $    23,395             24,092        $   .97
                                                  =================  =================  =============

For the Year Ended 1999:
------------------------
Basic EPS
Net income                                         $    21,650             21,779        $   .99
                                                                                        =============
Effect of dilutive securities:
Warrants                                                                      416
Options                                                                        15
                                                  -----------------  -----------------
DILUTED EPS
Net income attributable to common
  shareholders                                     $    21,650             22,210        $   .97
                                                  =================  =================  =============

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)

      Options to purchase 37,500 shares of common stock at prices ranging from $19.75 to $24.75 per share were outstanding during a portion of 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price for 1997 of $19.21 per common share. These options were outstanding at the end of 1997.

      As discussed in Note 15, all but 158,500 options outstanding in 1998 were subject to re-pricing and as such, the antidilutive impact of various option grants changed during the year. The following table represents the number and exercise prices of the options which were not included in the computation of diluted EPS by quarter for 1998 because the options' exercise price was greater than the average market price:

                         Antidilutive Options
                          Outstanding at End         Range of           Weighted-Average
                            of Period Shown      Exercise Prices           Stock Price
                         --------------------   --------------------  -------------------
      1st Quarter, 1998          -0-                           -0-          $   24.89
      2nd Quarter, 1998        11,000              $28.88 - $29.50              28.57
      3rd Quarter, 1998        59,500              $28.94 - $28.94              19.65
      4th Quarter, 1998       158,500              $17.00 - $18.06              12.41
                                                                      -------------------
                                                                            $   22.38
                                                                      ===================

      The following table represents the weighted average number and exercise prices of the options which were not included in the computation of diluted EPS by quarter for 1999 because the options' exercise price was greater than the average market price:

                         Antidilutive Options
                          Outstanding at End         Range of       Weighted-Average
                            of Period Shown       Exercise Prices      Stock Price
                         --------------------    ------------------  ----------------
      1st Quarter, 1999       213,200              $12.38 - $18.06     $   12.11
      2nd Quarter, 1999       152,700              $13.13 - $18.06         12.49
      3rd Quarter, 1999       913,877              $11.31 - $18.06         11.29
      4th Quarter, 1999       922,811              $10.19 - $18.06          9.00
                                                                     ----------------
                                                                       $   11.21
                                                                     ================

17. INCOME TAXES:

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

      For the six months ended June 30, 1997, the Company operated through limited partnerships. Accordingly, all earnings or losses were passed directly to the partners and no provision for income taxes was required.

      Before December 31, 1997, a valuation allowance had been recorded with respect to the Company's deferred tax assets. As of December 31, 1997, such valuation allowance was adjusted and the benefit of the deferred tax assets was recognized in the income statement.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)


             The provision (benefit) for income taxes for the year ended December 31, 1997 is as follows:

                                     Current         Deferred         Total
U.S. Federal tax                     $ 1,528          $(6,402)      $(4,874)
State and local tax                      109             (457)         (348)
                                     -------         ---------      --------

Total provision (benefit)            $ 1,637          $(6,859)      $(5,222)
                                     =======          ========       =======

      The provision for income taxes for the year ended December 31, 1998 is as follows:

                                     Current         Deferred         Total
U.S. Federal tax                     $ 2,364          $ 9,660      $ 12,024
State and local tax                      445            1,568         2,013
                                     -------         --------       -------

Total provision                      $ 2,809         $ 11,228      $ 14,037
                                     =======         ========        ======

      The provision for income taxes for the year ended December 31, 1999 is as follows:

                                     Current         Deferred         Total
U.S. Federal tax                     $ 7,570         $  3,440       $11,010
State and local tax                    1,279              550         1,829
                                      ------          -------        ------

Total provision                      $ 8,849         $  3,990       $12,839
                                     =======         ========        ======


      The reconciliation of the statutory U.S. Federal rate to the effective tax rate for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                   1997            1998         1999
                                                   ----            ----         ----
     Statutory U.S. Federal tax at 35%           $  8,946      $  13,101     $ 12,071
      Increase (reduction) from:
     State income taxes, less Federal benefit         928          1,309        1,188
     Recognition of deferred tax benefit          (10,172)             -            -
     Tax Benefit of income allocated
        to Staff Acquisition, Inc.                 (4,551)             -            -
     Tax credits                                     (502)          (504)        (487)
     Other, net                                       129            131           67
                                                 --------      ---------     ---------

     Income tax provision (benefit)              $ (5,222)     $  14,037     $ 12,839
                                                 ========      =========     ========

     Effective tax rate                            (20.4%)         37.5%         37.2%
                                                 ========      =========     ========

      The components of deferred tax assets and liabilities included on the balance sheet at December 31, 1998 and 1999 are as follows:

                                                       1998    1999
                                                       ----    ----
Deferred Tax Assets:
-------------------
Tax basis in excess of book basis
  of intangible assets                               $ 6,189  $ 5,452
Reserves not currently deductible                      2,943    2,498
                                                      ------   ------

Total deferred tax assets                              9,132    7,950
                                                      ------   ------

Deferred Tax Liabilities:
------------------------
Unearned revenue                                       9,292   11,927
Depreciation                                           2,671    2,843
                                                      ------   ------
Total deferred tax liabilities                        11,963   14,770
                                                      ------   ------

Net deferred tax liability                           ($2,831) ($6,820)
                                                      ======= =======

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)


Balance Sheet Classification:
----------------------------
Current assets:
  Deferred taxes                                     $   -    $   -
Current liabilities:
  Deferred taxes                                      (5,729) ( 8,770)
                                                     -------  -------
      Net current deferred tax liability              (5,729) ( 8,770)
                                                     -------  -------

Non-current assets:
  Deferred taxes                                       2,898    1,950
Non-current liabilities:
  Deferred taxes                                         -         -
                                                     -------  -------

      Net non-current deferred tax asset               2,898    1,950
                                                     -------  -------

Net deferred tax liability                           ($2,831) ($6,820)
                                                     =======  =======

      The Company paid $7,314 of income taxes in 1999, and $3,787 of income taxes in 1998. During 1998, the Company used $2,996 of net operating loss carryforwards and $357 of tax credit carryforwards.



18. QUARTERLY FINANCIAL DATA (UNAUDITED):

      The following table presents certain unaudited results of operations data for the interim quarterly periods during the years ended December 31, 1998 and 1999. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with generally accepted accounting principles, have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period.

                                                             QUARTER ENDED
                    ------------------------------------------------------------------------------------------------
                                        1998                                               1999
                    --------------------------------------------      ----------------------------------------------
                     MAR. 31     JUNE 30    SEPT. 30     DEC. 31       MAR. 31     JUNE 30     SEPT. 30      DEC. 31
                    ---------   ---------   ---------   ---------     ---------   ---------   ---------    ---------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues........... $ 539,616   $ 582,211   $ 607,342   $ 646,353      $  647,341 $  664,264  $  680,502   $ 709,778
Gross profit....... $  26,233   $  28,196   $  28,776   $  29,710      $   30,633 $   30,700  $   33,433   $  32,857
Gross profit
  margin...........       4.9%        4.8%        4.7%        4.6%            4.7%       4.6%        4.9%        4.6%
Operating income....$   7,887   $   9,037   $   8,986   $   8,432      $    8,492 $    8,055  $    9,349   $   7,079
Net income       .. $   5,351   $   6,154   $   6,174   $   5,716      $    5,614 $    4,989  $    6,410   $   4,638
Earnings per share
     - Basic        $     .23   $     .26   $     .26   $     .26      $      .26 $      .23  $      .30   $     .20
     - Diluted      $     .22   $     .25   $     .26   $     .25      $      .25 $      .22  $      .29   $     .21

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           ALLOWANCE FOR DOUBTFUL ACCOUNTS
------------------------------------------------------------------------------------
                                    (IN THOUSANDS)

BALANCE            PROVISION        DETERMINED       ACCOUNT       BALANCE
JANUARY 1, 1999    FOR BAD DEBTS    UNCOLLECTIBLE    RECOVERIES    DECEMBER 31, 1999
---------------    -------------    -------------    ----------    -----------------
$           802    $         306    $         737    $      369   $              740
===============    =============    =============    ==========    =================

BALANCE            PROVISION        DETERMINED       ACCOUNT       BALANCE
JANUARY 1, 1998    FOR BAD DEBTS    UNCOLLECTIBLE    RECOVERIES    DECEMBER 31, 1998
---------------    -------------    -------------    ----------    -----------------
$           835    $         720    $         931    $      178    $             802
===============    =============    =============    ==========    =================

BALANCE            PROVISION        DETERMINED       ACCOUNT       BALANCE
JANUARY 1, 1997    FOR BAD DEBTS    UNCOLLECTIBLE    RECOVERIES    DECEMBER 31, 1997
---------------    -------------    -------------    ----------    -----------------
$           440    $         820    $         604    $      179    $             835
===============    =============    =============    ==========    =================

                                       S-1