Form 10-Q
period 2000-03-31
STAFF LEASING INC
filed 2000-05-15
CIK 1035185

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  (Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000.

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


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class of common stock                     Outstanding as of May 10, 2000
      ---------------------                     ------------------------------
      Par value $0.01 per share                          21,701,762

                              TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION
                                                                                     Page
                                                                                     ----
      ITEM 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .  3

         Condensed Consolidated Statements of Operations for the
           three months ended March 31, 1999 and 2000 (unaudited). . . . . . . . . .  3

         Condensed Consolidated Balance Sheets as of December 31, 1999 and March
           31, 2000 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

         Condensed Consolidated Statement of Changes in Shareholders' Equity for
                 the three months ended March 31, 2000 (unaudited) . . . . . . . . .  5

         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 1999 and 2000 (unaudited) . . . . . . . . . . 6

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . 7


      ITEM 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . .  10


PART II. OTHER INFORMATION

      ITEM 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . 13

      ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      STAFF LEASING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                     FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                ----------------------------------
                                                                       1999              2000
                                                                ---------------   ----------------
                                                                        (in 000's, except
                                                                         per share data)
                                                                ----------------------------------
Revenues                                                             $ 647,341          $ 731,315
                                                                ---------------   ----------------
Cost of services:

   Salaries, wages and payroll taxes                                   587,215            663,710

   Benefits, workers' compensation, state
       unemployment taxes and other costs                               29,493             44,199
                                                                ---------------   ----------------
             Total cost of services                                    616,708            707,909
                                                                ---------------   ----------------
Gross profit                                                            30,633             23,406
                                                                ---------------   ----------------
Operating expenses:

   Salaries, wages and commissions                                      14,182             15,392

   Other general and administrative                                      6,180              7,435

   Depreciation and amortization                                         1,779              2,221
                                                                ---------------   ----------------
             Total operating expenses                                   22,141             25,048
                                                                ---------------   ----------------
Operating income (loss)                                                  8,492             (1,642)

Interest income, net                                                       534                956
Other non-operating expense                                                  -               (127)
                                                                ---------------   ----------------

Income (loss) before income taxes                                        9,026               (813)

Income tax provision (benefit)                                           3,412               (305)
                                                                ---------------   ----------------
Net income (loss)                                                    $   5,614         $     (508)
                                                                ===============   ================

Net income (loss) per share
   - Basic                                                           $     .26         $    (.02)
                                                                ===============   ================
   - Diluted                                                         $     .25         $    (.02)
                                                                ===============   ================

Weighted average common shares outstanding

   - Basic                                                              21,919            21,707
                                                                ===============   ================
   - Diluted                                                            22,412            21,708
                                                                ===============   ================

            See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                    December 31, 1999        March 31, 2000
                                                                 ----------------------   ----------------------
                                                                  (in $000's, except share and per share
                                                                                    data)
                            ASSETS
Current assets:
  Cash and cash equivalents                                       $     23,081             $     30,348
  Certificates of deposit - restricted                                   7,777                    7,781
  Marketable securities                                                 34,914                   47,794
  Accounts receivable, net                                              41,631                   42,437
  Other current assets                                                  11,494                    5,185
                                                                 ----------------------   ----------------------
         Total current assets                                          118,897                  133,544

Property and equipment, net                                             28,833                   26,915
Goodwill, net of accumulated amortization
  of $4,513 and $4,696, respectively                                    10,159                    9,975
Deferred income tax asset                                                1,950                    1,794
Other assets                                                             3,731                    3,683
                                                                 ----------------------   ----------------------
                                                                  $    163,570             $    175,912
                                                                 ======================   ======================

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued insurance premiums and health                           $    22,724              $    27,246
     reserves
  Accrued payroll and payroll taxes                                    35,574                   50,152
  Accounts payable and other accrued liabilities                       10,888                    6,003
  Income taxes payable                                                      -                      261
  Deferred income tax liability                                         8,770                    7,093
  Customer deposits and prepayments                                     3,523                    3,487
                                                                 ----------------------   ----------------------
         Total current liabilities                                     81,479                   94,241

Other long-term liabilities                                             1,335                    1,334
Commitments and contingencies (See notes)

Shareholders' equity :
  Common stock, $.01 par value                                            217                      217
         Shares authorized:          100,000,000
         Shares issued and outstanding:
               December 31, 1999 -    21,709,542
               March 31, 2000 -       21,701,762
  Additional paid in capital                                           42,987                   43,040
  Retained earnings                                                    37,701                   37,193
  Other                                                                  (149)                    (113)
                                                                  ----------------------  ----------------------
         Total shareholders' equity                                    80,756                   80,337
                                                                 ----------------------   ----------------------
                                                                 $    163,570             $    175,912
                                                                 ======================   ======================

            See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    UNAUDITED

                                                                                    Accumulated
                                     Common                Additional                  Other
                                     Stock       Common     Paid In                Comprehensive   Retained
                                    (shares)      Stock     Capital       Other       Income       Earnings       Total
                                                                    (in $000's except share data)

Balance, January 1, 2000          21,709,542     $  217   $ 42,987      $ (109)      $ (40)       $ 37,701      $ 80,756
Repurchase and retirement of
  common stock                        (7,780)                  (19)                                                  (19)

Tax benefit of restricted
  stock plan vesting                                            72                                                    72
Other                                                                       24                                        24

Unrealized gain on marketable
  securities                                                                            12
Net loss                                                                                              (508)


Total comprehensive loss                                                                                            (496)
                                 ------------- -------  ------------ ----------  -------------- -----------   -----------
Balance, March 31, 2000           21,701,762     $  217   $ 43,040      $  (85)     $  (28)       $ 37,193      $ 80,337
                                 ============= =======  ============ ==========  ============== ===========   ===========


            See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                 For the three months ended
                                                                                         March 31,
                                                                          -----------------------------------------
                                                                                 1999                  2000
                                                                          --------------------   ------------------
                                                                                        (in $000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                        $  5,614               $   (508)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization                                         1,779                  2,221
          Deferred taxes, net                                                     308                 (1,456)
          Provision for bad debts                                                 175                    150
          Other                                                                    36                   (163)
          Changes in operating working capital:
             Decrease (increase) in certificates of deposit -
               restricted                                                         110                     (4)
             Increase in accounts receivable                                  (27,005)                  (956)
             Decrease in other current assets                                   3,277                  6,309
             Decrease in accounts payable and other accrued
               liabilities                                                     (1,532)                (4,885)
             Increase in accrued payroll and payroll taxes                     27,535                 14,578
             Increase in accrued insurance premiums and health
                reserves                                                        1,231                  4,522
             Increase in income taxes payable                                   1,165                    261
             Increase (decrease) in customer deposits and
               prepayments                                                         99                    (36)
            Decrease in other long-term assets                                     50                     48
            Decrease in other long-term
              liabilities                                                         (17)                    (1)
                                                                          --------------------   ------------------
       Net cash provided by operating activities                               12,825                 20,080
                                                                          --------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                              -                (42,469)
    Maturities of marketable securities                                         8,000                 29,659
    Capital expenditures                                                         (688)                     -
                                                                          --------------------   ------------------
       Net cash provided by (used in) investing activities                      7,312                (12,810)
                                                                          --------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of shareholders' notes receivable                                     7                      -
    Repurchase and retirement of common stock                                  (4,100)                    (3)
                                                                          --------------------   ------------------
       Net cash (used in) financing activities                                 (4,093)                    (3)
                                                                          --------------------   ------------------
    Net increase in cash and cash equivalents                                  16,044                  7,267
Cash and cash equivalents - beginning of period                                15,412                 23,081
                                                                          --------------------   ------------------
Cash and cash equivalents - end of period                                    $ 31,456               $ 30,348
                                                                          ====================   ==================

Supplemental disclosure of cash flow information:
    Income taxes paid                                                        $      6               $     11
                                                                          ====================   ==================

    Interest paid                                                            $     10               $      -
                                                                          ====================   ==================

            See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  (in $000's, except share and per share data)

1. GENERAL

      The accompanying unaudited condensed consolidated financial statements of Staff Leasing, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-K. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

      The Company's operations are currently conducted through a number of subsidiary limited partnerships (the "OLPs"). The consolidated operations of the Company exclude intercompany accounts and transactions. Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.

2. SUBSEQUENT EVENT

      On April 3, 2000, the Company announced the Special Committee, comprised of independent directors, completed its review of strategic alternatives available to the Company. The Special Committee concluded that the best available alternative at that time was to continue as an independent, publicly traded company and continue to execute the Company's operating plan. The Company also announced that an executive recruitment firm has been engaged to conduct a search for a new chief executive officer to lead the Company.

3. ACCOUNTS RECEIVABLE

   Accounts receivable consisted of the following:

                                                         December 31,  March 31,
                                                            1999         2000
                                                          -------       -------
Billed to clients ...................................... $ 11,391      $  6,440
Unbilled revenues ......................................   30,980        36,762
                                                           -------      -------
                                                           42,371        43,202
      Less:   Allowance for doubtful accounts............    (740)         (765)
                                                          -------       -------
                                                         $ 41,631      $ 42,437
                                                          =======       =======

4. PROPERTY AND EQUIPMENT

   Property and equipment (at cost) was comprised of the following:

                                                        December 31,  March 31,
                                                           1999          2000
                                                          -------      -------
Leasehold improvements.................................. $  1,832    $  1,832
Furniture and fixtures..................................    2,944       2,989
Vehicles................................................      103          79
Equipment...............................................    2,803       2,815
Computer hardware and software..........................   38,066      37,989
                                                          -------     -------
Total property and equipment............................   45,748      45,704
      Less accumulated depreciation.....................  (16,915)    (18,789)
                                                          -------     -------
                                                         $ 28,833    $ 26,915
                                                          =======     =======

   For the three months ended March 31, 2000 depreciation expense was $2,038.

                      STAFF LEASING, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (CONTINUED)
                  (in $000's, except share and per share data)

5. COMMITMENTS AND CONTINGENCIES


       On April 30, 1999, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys' and experts' fees. The Company has moved to dismiss the action. To date, the parties have engaged in limited discovery, and expect to continue discovery over the next several months. The Company believes the lawsuit is without merit.

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

6. EQUITY

      In August 1998, the Company's Board of Directors approved a program to repurchase up to two million shares of the Company's common stock. Purchases may be made from time to time depending upon the Company's stock price, and will be made primarily in the open market, but may also be made through privately negotiated transactions. In 1998, the Company repurchased 1.6 million shares of its common stock for a total cost of $21.0 million. In January 1999, the Company's Board of Directors increased this share repurchase plan to three million shares. In the quarter ending March 31, 2000, no shares were repurchased from the open market; however, 7,780 restricted shares were repurchased from a former employee in accordance with the terms of the Company's restricted plan.

7. INCOME TAXES

         The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the income tax bases of the Company's assets and liabilities. The Company's effective tax rate provides for federal and state income taxes. The effective tax rate for the three months ended March 31, 2000 was 37.5% and a tax benefit was recognized on the net loss from operations.


8. EARNINGS PER SHARE (EPS)

      The number of common stock equivalents included in the diluted weighted average shares outstanding for the three months ended March 31, 1999 and 2000, related to warrants issued in connection with the Company's reorganization and initial public offering, was 472,148 and 0, respectively. Also included as common stock equivalents in diluted weighted average shares outstanding were options granted under the Company's stock option plan, which totaled 20,477 and 830 for the three months ended March 31, 1999 and 2000, respectively.

                      STAFF LEASING, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- (CONTINUED)

   The reconciliation of net income (loss) attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three months ending March 31, 1999 and 2000 is as follows:


                                                       Income             Shares         Per Share
                                                       (loss)
                                                    (Numerator)       (Denominator)        Amount
                                                  -----------------  -----------------  -------------
                                                    (in $000's)         (in 000's)
For the Three Months Ended March 31, 1999:
Basic EPS :
Net income                                         $   5,614              21,919          $  .26
Effect of dilutive securities:
Warrants                                                                     472
Options                                                                       21
                                                                     -----------------
Diluted EPS :
-----------
Net income                                         $   5,614              22,412          $  .25
                                                  =================  =================  =============

For the Three Months Ended March 31, 2000:
Basic EPS :
Net loss                                           $    (508)             21,707          $ (0.02)
Effect of dilutive securities:
Options                                                                        1
                                                                     -----------------
Diluted EPS :
-----------
Net income                                         $    (508)             21,708          $ (0.02)
                                                  =================  =================  =============



ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   The following table presents the Company's results of operations for the three months ended March 31, 1999 and 2000, expressed as a percentage of revenues:
                                              FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                             -----------------------
                                                  1999       2000
                                                  ----       ----
Revenues...................................       100.0%    100.0%
Cost of services:
  Salaries, wages and payroll taxes........        90.7      90.8
  Benefits, workers' compensation, state
     unemployment taxes and other costs....         4.6       6.0
                                                  -----      -----
          Total cost of services...........        95.3      96.8
                                                  -----      -----
Gross profit...............................         4.7       3.2
                                                  -----      -----
Operating expenses:
  Salaries, wages and commissions..........         2.2       2.1
  Other general and administrative.........          .9       1.0
  Depreciation and amortization............          .3        .3
                                                   -----     -----
          Total operating costs............         3.4       3.4
                                                   -----     -----
Operating income(loss)................. . .         1.3       (.2)
Interest income ...........................          .1        .1
                                                   -----     -----
Income(loss) before income taxes......... .         1.4       (.1)
Income tax provision  . . ............               .5        .0
                                                   -----     -----
Net income (loss)..........................          .9       (.1)
                                                    =====    =====

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

      Revenues were $731.3 million for the three months ended March 31, 2000, compared to $647.3 million for the three months ended March 31, 1999, representing an increase of $84 million, or 13.0%. This increase was due primarily to increased wages of worksite employees and an increased number of worksite employees. From March 31, 1999 to March 31, 2000, the number of clients increased .4% from 10,357 to 10,395. The number of worksite employees increased 5.1%, from 126,466 to 132,916. Revenue growth exceeded headcount growth by 7.9%, due primarily to wage inflation, expansion in higher wage markets and industry segments, and the Company's new client selection criteria initiated in the first quarter of 2000 which encourages solicitation of businesses paying better than average wages for their trade or business. During the first quarter of 2000, the Company terminated client relationships with approximately 2,300 employees that were unprofitable or running low payroll volumes per employee. The net increase in the number of worksite employees was due primarily to continuing sales and marketing efforts in existing markets as well as the development of new markets. The Company opened one new sales office in the first quarter of 2000 and one new sales office was opened in the first quarter of 1999.

      Cost of services was $707.9 million for the three months ended March 31, 2000, compared to $616.7 million for the three months ended March 31, 1999, representing an increase of $91.2 million, or 14.8%. Cost of services was 96.8% for the three months ended March 31, 2000, compared to 95.3% of revenues for the three months ended March 31, 1999.

      Salaries, wages and payroll taxes of worksite employees were $663.7 million for the three months ended March 31, 2000, compared to $587.2 million for the three months ended March 31, 1999, representing an increase of $76.5 million, or 13.0%.

      Benefits, workers' compensation, state unemployment taxes and other costs were $44.2 million for the three months ended March 31, 2000, compared to $29.5 million for the three months ended March 31, 1999, representing an increase of $14.7 million, or 49.8%. The Company has a new workers' compensation program with CNA and the Texas Workers' Compensation Insurance Fund (Texas Fund) which commenced on January 1, 2000. The Texas Fund is the provider of workers' compensation insurance for clients based in Texas. The Texas Fund program is a guaranteed cost insurance arrangement with a term of one year. The cost of the premium is determined based on the industries serviced by the Company in Texas. For the remainder of the country, the Company's workers' compensation carrier is CNA. This program is an insured loss sensitive program for a term of one year. The Company's workers' compensation costs increased in 2000 as a result of these workers' compensation arrangements. An accrual for the workers' compensation costs for the first quarter of 2000 was made based on prior loss experience, the Company's business mix, including the percentage of business in Texas and other states, and actual claims for the first quarter. Accruals for subsequent periods will be affected by further changes in the Company's business mix and actual claims experience. The final costs of coverage will be determined by the actual claims experience over time as claims close and by the administrative costs of the program. In 1999, the Company's workers' compensation coverage was provided by Liberty Mutual. This contract, which expired on December 31, 1999, provided coverage on a guaranteed cost basis. Amounts due under this arrangement were a fixed percentage of the Company's workers' compensation payroll.

      Gross profit was $23.4 million for the three months ended March 31, 2000, compared to $30.6 million for the three months ended March 31, 1999, representing a decrease of $7.2 million, or 23.6%. This decrease is primarily due to the increase in workers' compensation insurance costs. Gross profit was 3.2% of revenues for the three months ended March 31, 2000, compared to 4.7% for the three months ended March 31, 1999.

      Operating expenses were $25.0 million for the three months ended March 31, 2000, compared to $22.1 million for the three months ended March 31, 1999, representing an increase of $2.9 million, or 13.1%. Operating expenses were 3.4% of revenues for the three months ended March 31, 2000 and 1999.

      Salaries, wages and commissions were $15.4 million for the three months ended March 31, 2000, compared to $14.2 million for the three months ended March 31, 1999, representing an increase of $1.2 million, or 8.5%. This increase was due primarily to an increase in corporate personnel that support the Company's expanded operations and additional sales staff located in its branch offices. Salaries, wages and commissions were 2.1% of revenues for the three months ended March 31, 2000 compared to 2.2% for the three months ended March 31, 1999.

      Other general and administrative expenses were $7.4 million for the three months ended March 31, 2000, compared to $6.2 million for the three months ended March 31, 1999, representing an increase of $1.2 million, or 19.4%. Other general and administrative expenses were 1.0% of revenues for the three months ended March 31, 2000, compared to .9% for the three months ended March 31, 1999.

      Depreciation and amortization expenses increased by $.4 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, representing an increase of 24.8%. This increase was primarily the result of the Company's investment in management information systems.

      Interest income was $1.0 million for the three months ended March 31, 2000, compared to $.5 million in the first quarter of 1999 due to the increase in cash available for investment.

      Income tax benefit of $.3 million for the three months ended March 31, 2000 represented a provision at an effective tax rate of 37.5% compared to $3.4 million tax expense for the three months ended March 31, 1999 at an effective tax rate of 37.8%. The Company's effective tax rate for financial reporting purposes differs from the statutory federal rate of 35% primarily because of state income taxes and tax credits.

      Net loss was $.5 million for the three months ended March 31, 2000, compared to net income of $5.6 million for the three months ended March 31, 1999, representing a decrease of $6.1 million or 109.0%.


Liquidity and Capital Resources

   The Company had approximately $85.9 million in cash, cash equivalents, restricted cash and marketable securities at March 31, 2000.

      The Company had no long-term debt as of March 31, 2000. In July 1999, the Company entered into an agreement with NationsBank for a $10 million revolving line of credit to provide for intraday working capital needs. Borrowings under the credit facility bear interest at variable rates based on the lenders' base rate or LIBOR. No borrowings have been made against the credit line. At March 31, 2000, the Company had net working capital of $39.3 million versus $37.4 million as of December 31, 1999, representing an improvement of $1.9 million, or 50.8%.

      The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. As of March 31, 2000, the Company had $7.8 million of restricted certificates of deposit, with original maturities of less than one year, as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans.

      Net cash provided by operating activities was $20.2 million for the three months ended March 31, 2000 compared to net cash provided by operating activities of $12.8 million for the three months ended March 31, 1999, representing an increase of $7.4 million, or 57.8%.

      In the quarter ending March 31, 2000, 7,780 restricted shares were repurchased from a former employee in accordance with the terms of the Company's restricted plan. In the first quarter of 1999, $4.1 million was used to repurchase 349,000 shares of common stock.


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

PART II.   OTHER INFORMATION


ITEM 1.    Legal Proceedings

      Lawrence E. Egle v. Staff Leasing, Inc., et al. On April 30, 1999 the plaintiff, a shareholder of the Company, brought this class action alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the company in order to entrench themselves in the management of the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys' and experts' fees. The Company believes the lawsuit is wholly without merit.

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




ITEM 6.    Exhibits and Reports on Form 8-K

      (a)         Exhibits

EXHIBIT
  NO.                      DESCRIPTION
-------                    -----------

10.16             Executive agreement dated December 9, 1999 between Charles S.
                  Craig and Staff Leasing, Inc., regarding resignation as Chief Executive Officer.

10.17 Executive agreement dated January 14, 2000 between Richard Goldman and Staff Leasing, Inc., regarding change in control severance agreement.

10.18             Executive agreement dated February 23, 2000 between Lisa J.
                  Harris and Staff Leasing, Inc., regarding change in control severance agreement.

27.1              Financial Data Schedule for the quarter ended March 31, 2000.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         STAFF LEASING, INC.



Dated:  May 15, 2000                     BY /s/ Richard A. Goldman
--------------------------------------------------------------------------------
                                         Richard A. Goldman
                                         Office of the Chief Executive,
                                         President and a Director
                                         (Principal Executive Officer)






Dated:  May 15, 2000                     BY /s/ John E. Panning
--------------------------------------------------------------------------------
                                         John E. Panning
                                         Office of the Chief Executive,
                                         Chief Financial Officer and a Director
                                         (Principal Financial and Accounting
                                         Officer)