Form 10-Q
period 2000-06-30
STAFF LEASING INC
filed 2000-08-15
CIK 1035185

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  (Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2000.

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class of common stock                    Outstanding as of August 10, 2000
      ---------------------                    ---------------------------------
      Par value $0.01 per share                21,311,183

                              TABLE OF CONTENTS



PART I.         FINANCIAL INFORMATION                                       Page

      ITEM 1.   Financial Statements . . . . . . . . . . . . . . . . . . . .  3

         Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 1999 and 2000. . . . . . . 3

         Condensed Consolidated Balance Sheets as of December 31, 1999
           and June 30, 2000. (unaudited) . . . . . . . . . . . . .. . . . .  4

         Condensed Consolidated Statement of Changes in Shareholders'
           Equity (unaudited) for the six months ended June 30, 2000. . . . . 5

         Condensed Consolidated Statements of Cash Flows (unaudited)
           for the six months ended June 30, 1999 and 2000.    . . . . . . .  6

         Notes to Condensed Consolidated Financial Statements . . . . . . . . 7


      ITEM 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . .  11


PART II. OTHER INFORMATION

      ITEM 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . 15

      ITEM 4.   Submission of Matters to a Vote of Security Holders  . . . . 15

      ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                      STAFF LEASING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                              FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,                             JUNE 30,
                                                            -----------------------------       -----------------------------
                                                                1999              2000              1999              2000
                                                            -----------       -----------       -----------       -----------
                                                                        (in $000's, except share and per share data)
Revenues                                                    $   664,264       $   779,842       $ 1,311,605       $ 1,511,157
                                                            -----------       -----------       -----------       -----------
Cost of services:

   Salaries, wages and payroll taxes                            604,159           710,296         1,191,374         1,374,005

   Benefits, workers' compensation, state unemployment
       taxes and other costs                                     29,405            45,438            58,898            89,638
                                                            -----------       -----------       -----------       -----------
             Total cost of services                             633,564           755,734         1,250,272         1,463,643
                                                            -----------       -----------       -----------       -----------
Gross profit                                                     30,700            24,108            61,333            47,514
                                                            -----------       -----------       -----------       -----------
Operating expenses:

   Salaries, wages and commissions                               14,265            15,659            28,448            31,050

   Other general and administrative                               6,590             8,067            12,770            15,503

   Depreciation and amortization                                  1,790             2,188             3,568             4,409
                                                            -----------       -----------       -----------       -----------
             Total operating expenses                            22,645            25,914            44,786            50,962
                                                            -----------       -----------       -----------       -----------
Operating income (loss)                                           8,055            (1,806)           16,547            (3,448)

Interest income, net                                                816             1,181             1,350             2,137

Other non operating expense                                        (850)           (1,224)             (850)           (1,352)
                                                            -----------       -----------       -----------       -----------
Income (loss) before income taxes                                 8,021            (1,849)           17,047            (2,663)

Income tax provision (benefit)                                    3,032              (693)            6,444              (999)
                                                            -----------       -----------       -----------       -----------
Net income (loss)                                           $     4,989       $    (1,156)      $    10,603       $    (1,664)
                                                            ===========       ===========       ===========       ===========
Net income (loss) per share
   - Basic                                                  $       .23       $      (.05)      $       .49       $      (.08)
   - Diluted                                                $       .22       $      (.05)      $       .47       $      (.08)
                                                            ===========       ===========       ===========       ===========
Weighted average common shares outstanding
   - Basic                                                       21,765            21,585            21,842            21,646
   - Diluted                                                     22,296            21,586            22,353            21,647
                                                            ===========       ===========       ===========       ===========

            See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                     DECEMBER 31, 1999     JUNE 30, 2000
                                                     -----------------     -------------
                                                 (in $000's, except share and per share data)
                            ASSETS
Current assets:
  Cash and cash equivalents                            $      23,081       $      34,594
  Certificates of deposit - restricted                         7,777               7,781
  Marketable securities                                       34,914              51,039
  Accounts receivable, net                                    41,631              51,935
  Other current assets                                        11,494               5,559
                                                       -------------       -------------
         Total current assets                                118,897             150,908

Property and equipment, net                                   28,833              26,249
Goodwill, net of accumulated amortization                     10,159               9,792
  of $4,513 and $4,879, respectively
Deferred income tax asset                                      1,950               1,562
Other assets                                                   3,731               4,859
                                                       -------------       -------------
                                                       $     163,570       $     193,370
                                                       =============       =============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued insurance premiums and reserves              $      22,724       $      40,580
  Accrued payroll and payroll taxes                           35,574              56,633
  Accounts payable and other accrued liabilities              10,888               5,691
  Deferred income tax liability                                8,770               6,962
  Customer deposits and prepayments                            3,523               4,021
                                                       -------------       -------------
         Total current liabilities                            81,479             113,887

Other long-term liabilities                                    1,335               1,325
Commitments and contingencies (See notes)

Shareholders' equity :
  Common stock, $.01 par value                                   217                 214
         Shares authorized: 100,000,000
         Shares issued and outstanding:
               December 31, 1999 - 21,709,542
               June 30, 2000 - 21,433,583
  Additional paid in capital                                  42,987              41,990
  Retained earnings                                           37,701              36,037
  Other                                                         (149)                (83)
                                                       -------------       -------------
         Total shareholders' equity                           80,756              78,158
                                                       -------------       -------------
                                                       $     163,570       $     193,370
                                                       =============       =============

            See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    UNAUDITED

                                                                                            ACCUMULATED
                                      COMMON                    ADDITIONAL                     OTHER
                                      STOCK        COMMON        PAID IN                   COMPREHENSIVE   RETAINED
                                     (SHARES)       STOCK        CAPITAL        OTHER      INCOME (LOSS)   EARNINGS       TOTAL
                                   -----------   -----------   -----------   -----------    -----------   -----------  -----------
                                                                    (in $000's except share data)
Balance, January 1, 2000            21,709,542   $       217   $    42,987   $      (109)   $       (40)  $    37,701  $    80,756
Repurchase and retirement of
  common stock                        (275,959)           (3)       (1,069)                                                 (1,072)

Tax benefit of restricted
  stock plan vesting                                                    72                                                      72

Other                                                                                 33                                        33

Unrealized gain on marketable
  securities                                                                                         33

Net loss                                                                                                      (1,664)


Total comprehensive loss                                                                                                    (1,631)
                                   -----------   -----------   -----------   -----------    -----------   -----------  -----------
Balance, June 30, 2000              21,433,583   $       214   $    41,990   $       (76)   $        (7)  $    36,037  $    78,158
                                   ===========   ===========   ===========   ===========    ===========   ===========  ===========

            See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                    FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    -----------------------
                                                                      1999           2000
                                                                    --------       --------
                                                                          (in $000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $ 10,603       $ (1,664)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization                                3,568          4,409
          Deferred taxes, net                                            211         (1,345)
          Provision for bad debts                                        350            300
          Other                                                           59           (222)
          Changes in operating working capital:
             Decrease (increase) in certificates of deposit -
               restricted                                                598             (4)
             Increase in accounts receivable                         (29,381)       (10,604)
             Decrease in other current assets                          3,348          5,935
             Decrease in accounts payable and other accrued
               liabilities                                            (1,454)        (5,197)
             Increase in accrued payroll and payroll taxes            30,039         21,059
             Increase in accrued insurance premiums and
                reserves                                                 524         17,856
             Increase in income taxes payable                            966             --
             (Decrease) increase in customer deposits and
               prepayments                                               (37)           498
            Decrease (increase) in other long-term assets                120         (1,128)
            Decrease in other long-term liabilities                     (229)           (10)
                                                                    --------       --------
       Net cash provided by operating activities                      19,285         29,883
                                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                               (23,735)       (84,791)
    Maturities of marketable securities                               20,535         68,809
    Capital expenditures                                              (2,335)        (1,333)
                                                                    --------       --------
       Net cash used in investing activities                          (5,535)       (17,315)
                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of shareholders' notes receivable                            7             --
    Repurchase and retirement of common stock                         (4,134)        (1,055)
                                                                    --------       --------
       Net cash used in financing activities                          (4,127)        (1,055)
                                                                    --------       --------
    Net increase in cash and cash equivalents                          9,623         11,513
Cash and cash equivalents - beginning of period                       15,412         23,081
                                                                    --------       --------
Cash and cash equivalents - end of period                           $ 25,035       $ 34,594
                                                                    ========       ========
Supplemental disclosure of cash flow information:
    Income taxes paid                                               $  3,305       $     63
                                                                    ========       ========
    Interest paid                                                   $     21       $     --
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

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities (later amended by SFAS 138), which will be in effect on January 1, 2001 for the Company. SFAS 133 requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in FAS 133 are required to be reported in income. The Company is in the process of quantifying the impact of SFAS 133 on its financial statements.

2. SUBSEQUENT EVENT

      Michael K. Phippen was named Chief Executive Officer of Staff Leasing, Inc. as of July 1, 2000. Mr. Phippen has over 20 years of experience in the closely related staffing industry, most recently as Chief Executive Officer and President of Westaff, a leading provider of staffing services in the United States and Europe. On July 7, 2000, the Company announced the election of Michael K. Phippen to the position of Chairman of the Board of Directors. He succeeds Elliot B. Ross, who resumed his role as an independent director.

3. ACCOUNTS RECEIVABLE

   Accounts receivable consisted of the following:

                                                       DECEMBER 31,    JUNE 30,
                                                           1999          2000
                                                       -----------     --------
Billed to clients ...................................... $ 11,391      $  5,777
Unbilled revenues ......................................   30,980        47,084
                                                         --------      --------
                                                           42,371        52,861
      Less:   Allowance for doubtful accounts............    (740)         (926)
                                                         --------      --------
                                                         $ 41,631      $ 51,935
                                                         ========      ========

                      STAFF LEASING, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- (CONTINUED)
                  (in $000's, except share and per share data

4. PROPERTY AND EQUIPMENT

   Property and equipment (at cost) was comprised of the following:

                                                           DECEMBER 31, JUNE 30,
                                                               1999       2000
                                                           -----------  --------
Leasehold improvements...................................... $  1,832   $  1,865
Furniture and fixtures......................................    2,944      3,057
Vehicles....................................................      103         71
Equipment...................................................    2,803      2,821
Computer hardware and software..............................   38,066     39,221
                                                             --------   --------
Total property and equipment................................   45,748     47,035
      Less accumulated depreciation.........................  (16,915)   (20,786)
                                                             --------   --------
                                                             $ 28,833   $ 26,249
                                                             ========   ========

For the six months ended June 30, 2000 depreciation expense was $4,042.

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

                      STAFF LEASING, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- (CONTINUED)
                  (in $000's, except share and per share data

6. EQUITY

      In August 1998, the Company's Board of Directors approved a program to repurchase up to two million shares of the Company's common stock. Purchases may be made from time to time depending upon the Company's stock price, and will be made primarily in the open market, but may also be made through privately negotiated transactions. In 1998, the Company repurchased 1.6 million shares of its common stock for a total cost of $21.0 million. In January 1999, the Company's Board of Directors increased this share repurchase plan to three million shares. In 1999, the Company repurchased, for retirement, 412,000 shares of its common stock for a total cost of approximately $4 million. In the six months ending June 30, 2000, the Company repurchased 268,179 of its shares from the open market at a cost of $1.1 million, and 7,780 restricted shares from a former employee in accordance with the terms of the Company's restricted plan.

7. INCOME TAXES

      The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the income tax bases of the Company's assets and liabilities. The Company's effective tax rate provides for federal and state income taxes. The effective tax rate for the six months ended June 30, 2000 was 37.5% and a tax benefit was recognized on the net loss from operations.

8. EARNINGS PER SHARE (EPS)

      The number of common stock equivalents included in the diluted weighted average shares outstanding for the three and six months ended June 30, 1999, related to warrants issued in connection with the Company's reorganization and initial public offering, was 493,731 and 482,939, respectively, and for the three and six months ended June 30, 2000 was 0. Also included as common stock equivalents in diluted weighted average shares outstanding were options granted under the Company's stock option plan, which totaled 37,082 and 28,764 for the three and six months ended June 30, 1999 respectively, and 1,769 and 1,300 for the three and six months ended June 30, 2000 respectively.

                      STAFF LEASING, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- (CONTINUED)

   The reconciliation of net income (loss) attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 1999 and 2000 is as follows:

                                               INCOME
                                               (LOSS)        SHARES     PER SHARE
                                             (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                             -----------   -----------  ---------
                                             (in $000's)   (in 000's)
FOR THE THREE MONTHS ENDED JUNE 30, 1999:
-----------------------------------------
BASIC EPS :
Net income                                     $ 4,989       21,765      $   .23
Effect of dilutive securities:
Warrants                                                        494
Options                                                          37
                                                            -------
DILUTED EPS :
Net income                                     $ 4,989       22,296      $   .22
                                               =======      =======      =======
FOR THE SIX MONTHS ENDED JUNE 30, 1999:
---------------------------------------
BASIC EPS :
Net income                                     $10,603       21,842      $   .49
Effect of dilutive securities:
Warrants                                                        483
Options                                                          29
                                                            -------
DILUTED EPS :
Net income                                     $10,603       22,353      $   .47
                                               =======      =======      =======

FOR THE THREE MONTHS ENDED JUNE 30, 2000:
-----------------------------------------
BASIC EPS :
Net loss                                       $(1,156)      21,585      $  (.05)
Effect of dilutive securities:
Warrants
Options                                                           1
                                                            -------
DILUTED EPS :
Net loss                                       $(1,156)      21,586      $  (.05)
                                               =======      =======      =======
FOR THE SIX MONTHS ENDED JUNE 30, 2000:
---------------------------------------
BASIC EPS :
Net loss                                       $(1,664)      21,646      $  (.08)
Effect of dilutive securities:
Warrants
Options                                                           1
                                                            -------
DILUTED EPS :
Net loss                                       $(1,664)      21,647      $  (.08)
                                               =======      =======      =======

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   The following table presents the Company's results of operations for the three and six months ended June 30, 1999 and 2000, expressed as a percentage of revenues:

                                                          FOR THE THREE             FOR THE SIX
                                                          MONTHS ENDED              MONTHS ENDED
                                                             JUNE 30,                 JUNE 30,
                                                         ---------------           --------------
                                                          1999      2000            1999     2000
                                                         ------    ------          ------   ------
Revenues...................................              100.0%    100.0%          100.0%   100.0%
Cost of services:
  Salaries, wages and payroll taxes........               91.0      91.1            90.8     90.9
  Benefits, workers' compensation, state
     unemployment taxes and other costs....                4.4       5.8             4.5      5.9
                                                         -----     -----           -----    -----

          Total cost of services...........               95.4      96.9            95.3     96.8
                                                         -----     -----           -----    -----

Gross profit...............................                4.6       3.1             4.7      3.2
                                                         -----     -----           -----    -----

Operating expenses:
  Salaries, wages and commissions..........                2.1       2.0             2.2      2.1
  Other general and administrative.........                1.0       1.0             1.0      1.0
  Depreciation and amortization............                 .3        .3              .2       .3
                                                         -----     -----           -----    -----

Total operating expenses...................                3.4       3.3             3.4      3.4
                                                         -----     -----           -----    -----
Operating income (loss)....................                1.2       (.2)            1.3      (.2)
Interest income, net.......................                 .1        .2              .1       .1
Other non-operating expenses...............                (.1)      (.2)            (.1)     (.1)
                                                         -----     -----           -----    -----

Income (loss) before income taxes..........                1.2       (.2)            1.3      (.2)
Income tax (provision) benefit.............                (.5)       .1             (.5)      .1
                                                         -----     -----           -----    -----

Net income (loss)..........................                 .7       (.1)             .8      (.1)
                                                         -----     -----           -----    -----


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

      Revenues were $779.8 million for the three months ended June 30, 2000, compared to $664.3 million for the three months ended June 30, 1999, representing an increase of $115.5 million, or 17.4%. This increase was due primarily to increased wages of worksite employees. From June 30, 1999 to June 30, 2000, the number of clients decreased 6.0% from 10,437 to 9,809. The number of worksite employees increased .3%, from 128,965 to 129,394. Revenue growth exceeded headcount growth by 17.1%, due primarily to wage inflation, expansion in higher wage markets and industry segments, and the Company's new client selection criteria initiated in the first half of 2000 which encourages solicitation of businesses paying better than average wages for their trade or business. During the second quarter of 2000, the Company terminated client relationships with approximately 5,200 employees that were unprofitable or running low payroll volumes per employee. The Company opened one new sales office in the second quarter of 2000 and one new sales office was opened in the second quarter of 1999.

      Cost of services was $755.7 million for the three months ended June 30, 2000, compared to $633.6 million for the three months ended June 30, 1999, representing an increase of $122.1 million, or 19.3%. Cost of services was 96.9% of revenues for the three months ended June 30, 2000, compared to 95.4% of revenues for the three months ended June 30, 1999.

      Salaries, wages and payroll taxes of worksite employees were $710.3 million for the three months ended June 30, 2000, compared to $604.2 million for the three months ended June 30, 1999, representing an increase of $106.1 million, or 17.6%.

      Benefits, workers' compensation, state unemployment taxes and other costs were $45.4 million for the three months ended June 30, 2000, compared to $29.4 million for the three months ended June 30, 1999, representing an increase of $16.0 million, or 54.4%. The Company has a new workers' compensation program with CNA and the Texas Workers' Compensation Insurance Fund (Texas Fund) which commenced on January 1, 2000. The Texas Fund is the provider of workers' compensation insurance for clients based in Texas. The Texas Fund program is a guaranteed cost insurance arrangement with a term of one year. The cost of the premium is determined based on the industries serviced by the Company in Texas. For the remainder of the country, the Company's workers' compensation carrier is CNA. This program is an insured loss sensitive program for a term of one year. The Company's workers' compensation costs increased in 2000 as a result of these workers' compensation arrangements. The accrual for workers' compensation costs is based upon payroll dollars paid to worksite employees. The accrual rate is based upon the historical actuarial model of the Company, which is reflective of prior loss experience, business mix and actual claims data. Accruals for subsequent periods will be affected by changes in the Company's business mix and actual claims experience. The final costs of coverage will be determined by the actual claims experience over time as claims close and by the administrative costs of the program. In 1999, the Company's workers' compensation coverage was provided by Liberty Mutual. This contract, which expired on December 31, 1999, provided coverage on a guaranteed cost basis. Amounts due under this arrangement were a fixed percentage of the Company's workers' compensation payroll.

      Gross profit was $24.1 million for the three months ended June 30, 2000, compared to $30.7 million for the three months ended June 30, 1999, representing a decrease of $6.6 million, or 21.5%. This decrease is primarily due to the increase in workers' compensation insurance costs. Gross profit was 3.1% of revenues for the three months ended June 30, 2000, compared to 4.6% for the three months ended June 30, 1999.

      Operating expenses were $25.9 million for the three months ended June 30, 2000, compared to $22.6 million for the three months ended June 30, 1999, representing an increase of $3.3 million, or 14.6%. Operating expenses were 3.3% of revenues for the three months ended June 30, 2000 compared to 3.4% for the three months ended June 30, 1999. Operating expenses in the three months ended June 30, 2000, included unusual expenses of $.9 million related to management reorganization.

      Salaries, wages and commissions were $15.7 million for the three months ended June 30, 2000, compared to $14.3 million for the three months ended June 30, 1999, representing an increase of $1.4 million, or 9.8%. This increase was due to increased average salary and wages per employee, and to $.5 million of usual expenses related related to management reorganization. Salaries, wages and commissions were 2.0% of revenues for the three months ended June 30, 2000 compared to 2.1% for the three months ended June 30, 1999.

      Other general and administrative expenses were $8.1 million for the three months ended June 30, 2000, compared to $6.6 million for the three months ended June 30, 1999, representing an increase of $1.5 million, or 22.7%. Other general and administrative expenses were 1.0% of revenues for the three months ended June 30, 2000, and 1999. Other general and administrative expenses included unusual expenses of $.4 million related to management reorgainzation in the three months ended June 30, 2000.

      Depreciation and amortization expenses increased by $.4 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999, representing an increase of 22.2%. This increase was primarily the result of the Company's investment in management information systems.

      Interest income, net was $1.2 million for the three months ended June 30, 2000, compared to $.8 million in the second quarter of 1999 due to the increase in cash available for investment.

      Other non-operating expense was $1.2 million for the three months ended June 30, 2000 compared to $.9 million for the three months ended June 30, 1999. Other expense in the second quarter of 1999 was related to an acquisition proposal received from Paribas Principal Partners in April 1999 and reserves for a shareholder lawsuit filed in the second quarter of 1999. Other expense in the second quarter of 2000 was related to the conclusion of the strategic alternative process and management reorganization.

      Income tax benefit of $.7 million for the three months ended June 30, 2000 represented a provision at an effective tax rate of 37.5% compared to $3.0 million tax expense for the three months ended June 30, 1999 at an effective tax rate of 37.8%. The Company's effective tax rate for financial reporting purposes differs from the statutory federal rate of 35% primarily because of state income taxes and tax credits.

      Net loss was $1.2 million for the three months ended June 30, 2000, compared to net income of $5.0 million for the three months ended June 30, 1999, representing a decrease of $6.2 million or 124.0%.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

      Revenues were $1,511.2 million for the six months ended June 30, 2000, compared to $1,311.6 million for the six months ended June 30, 1999, representing an increase of $199.6 million, or 15.2%. This increase was due primarily to increased wages of worksite employees. From June 30, 1999 to June 30, 2000, the number of clients decreased 6.0% from 10,437 to 9,809. The number of worksite employees increased .3%, from 128,965 to 129,349. Revenue growth exceeded headcount growth by 14.9%, due primarily to wage inflation, expansion in higher wage markets and industry segments, and the Company's new client selection criteria initiated in the first half of 2000 which encourages solicitation of businesses paying better than average wages for their trade or business. During the first half of 2000, the Company terminated client relationships with approximately 7,500 employees that were unprofitable or running low payroll volumes per employee.

      Cost of services was $1,463.6 million for the six months ended June 30, 2000, compared to $1,250.3 million for the six months ended June 30, 1999, representing an increase of $213.3 million, or 17.1%. Cost of services was 96.8% and 95.3% of revenues for the six months ended June 30, 2000 and 1999, respectively.

      Salaries, wages and payroll taxes of worksite employees were $1,374.0 million for the six months ended June 30, 2000, compared to $1,191.4 million for the six months ended June 30, 1999, representing an increase of $182.6 million, or 15.3%.

      Benefits, workers' compensation, state unemployment taxes and other costs were $89.6 million for the six months ended June 30, 2000, compared to $58.9 million for the six months ended June 30, 1999, representing an increase of $30.7 million, or 52.1%. Benefits, workers' compensation, state unemployment taxes and other costs were 5.9% of revenues for the six months ended June 30, 2000 and 4.5% for the six months ended June 30, 1999. The Company has a new workers' compensation program with CNA and the Texas Workers' Compensation Insurance Fund (Texas Fund) which commenced on January 1, 2000. The Texas Fund is the provider of workers' compensation insurance for clients based in Texas. The Texas Fund program is a guaranteed cost insurance arrangement with a term of one year. The cost of the premium is determined based on the industries serviced by the Company in Texas. For the remainder of the country, the Company's workers' compensation carrier is CNA. This program is an insured loss sensitive program for a term of one year. The Company's workers' compensation costs increased in 2000 as a result of these workers' compensation arrangements. The accrual for workers' compensation costs is based upon payroll dollars paid to worksite employees. The accrual rate is based upon the historical actuarial model of the Company, which is reflective of prior loss experience, business mix and actual claims data. Accruals for subsequent periods will be affected by changes in the Company's business mix and actual claims experience. The final costs of coverage will be determined by the actual claims experience over time as claims close and by the administrative costs of the program. In 1999, the Company's workers' compensation coverage was provided by Liberty Mutual. This contract, which expired on December 31, 1999, provided coverage on a guaranteed cost basis. Amounts due under this arrangement were a fixed percentage of the Company's workers' compensation payroll.

      Gross profit was $47.5 million for the six months ended June 30, 2000, compared to $61.3 million for the six months ended June 30, 1999, representing a decrease of $13.8 million, or 22.5%. This decrease is primarily due to the increase in workers' compensation insurance costs. Gross profit was 3.2% of revenues for the six months ended June 30, 2000, compared to 4.7% for the six months ended June 30, 1999.

      Operating expenses were $51.0 million for the six months ended June 30, 2000, compared to $44.8 million for the six months ended June 30, 1999, representing an increase of $6.2 million, or 13.8%. Operating expenses were 3.4% of revenues for the six months ended June 30, 2000, and 1999. Operating expenses for the six months ended June 30, 2000, included unusual expenses of $1.0 million related to management reorganization.

      Salaries, wages and commissions were $31.1 million for the six months ended June 30, 2000, compared to $28.4 million for the six months ended June 30, 1999, representing an increase of $2.7 million, or 9.5%. This increase was due primarily to an increase in average employee wages and unusual expenses of $.5 million of related to management reorganization. Salaries, wages and commissions were 2.1% of revenues for the six months ended June 30, 2000 and 2.2% for the six months ended June 30, 1999.

      Other general and administrative expenses were $15.5 million for the six months ended June 30, 2000, compared to $12.8 million for the six months ended June 30, 1999, representing an increase of $2.7 million, or 21.1%. Other general and administrative expenses were 1.0% of revenues for the six months ended June 30, 2000, and 1999.

      Depreciation and amortization expenses increased by $.8 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, representing an increase of 23.6%. This increase was primarily the result of the Company's investment in management information systems.

      Interest income was $2.1 million for the six months ended June 30, 2000, compared to $1.4 million of interest income for the first half of 1999, representing an increase of $.7 million.

      Other non-operating expense was $1.4 million for the six months ended June 30, 2000 compared to $.9 million for the six months ended June 30, 1999. Other expense in the second quarter of 1999 was related to an acquisition proposal received from Paribas Principal Partners in April 1999 and reserves for a shareholder lawsuit filed in the second quarter of 1999. Other expense in the second quarter of 2000 was related to the conclusion of the strategic alternative process and management reorganization.

      Income tax benefit of $1.0 million for the six months ended June 30, 2000 at an effective tax rate of 37.5% compared to tax expense of $6.4 million for the six months ended June 30, 1999 at an effective tax rate of 37.8%.

      Net loss was $1.7 million for the six months ended June 30, 2000, compared to net income of $10.6 million for the six months ended June 30, 1999, representing a decrease of $12.3 million or 116.0%.

Liquidity and Capital Resources

   The Company had approximately $93.4 million in cash, cash equivalents, restricted cash and marketable securities at June 30, 2000.

      The Company had no long-term debt as of June 30, 2000. In July 1999, the Company entered into an agreement with Bank of America (formerly Nationsbank) for a $10 million revolving line of credit to provide for intraday working capital needs. Borrowings under the credit facility bear interest at variable rates based on the lender's base rate or LIBOR. No borrowings have been made against the credit line. At June 30, 2000, the Company had net working capital of $37.0 million versus $37.4 million as of December 31, 1999, representing a decrease of $.4 million, or 1.0%.

      The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. As of June 30, 2000, the Company had $7.8 million of restricted certificates of deposit, with original maturities of less than one year, as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans.

      Net cash provided by operating activities was $29.9 million for the six months ended June 30, 2000 compared to $19.3 million for the six months ended June 30, 1999, representing an increase of $10.6 million, or 54.9%.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held May 22, 2000. Holders of 16,521,828 shares of common stock were present in person or by proxy which constituted a quorum. The two proposals voted on at the meeting were approved. The vote of the stockholders was as follows:

1. Election of two Class I Directors to serve until the annual meeting of shareholders in 2003 or until their successors are duly elected and qualified.

                                                                     BROKER
                                  FOR               WITHHELD         NON-VOTES
                                  ---               --------         ---------

           George B. Beitzel      10,849,228        5,672,600        0
           Charles S. Craig       15,102,608        1,419,220        0

2. Approval of Amendment to the Staff Leasing, Inc. 1997 Stock Incentive Plan, as amended, to increase the number of shares of common stock reserved for issuance thereunder by 2,000,000 shares. As stated in the Proxy statement dated April 24, 2000, approval of the amendment required the affirmative vote of a majority of the shares present and entitled to vote at the meeting. Abstentions had the same effect as negative votes, but Broker Non-Votes, had no effect on the voting of this proposal. Therefore, Broker Non-Votes were not included in the denominator when calculating a majority.

           FOR             AGAINST          ABSTAIN           BROKER NON-VOTES
           ---             -------          -------           ----------------
           7,398,634       3,841,858        40,074            5,241,262

ITEM 6.    Exhibits and Reports on Form 8-K

      (a)         Exhibits

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------

10.19 Employment and Severance Agreement dated April 19,2000 between Richard Goldman and Staff Leasing, Inc.

10.20 Employment Agreement dated June 15, 2000 between Michael Phippen and Staff Leasing, Inc.

27.1           Financial Data Schedule for the six months ended June 30, 2000.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STAFF LEASING, INC.



Dated:  August 14, 2000                      BY /s/ MICHAEL PHIPPEN
--------------------------------------------------------------------------------
                                             Michael Phippen
                                             Officer and Chairman of the Board
                                             (Principal Executive Officer)






Dated:  August 14, 2000                      BY /s/ JOHN E. PANNING
--------------------------------------------------------------------------------
                                             John E. Panning
                                             Chief Financial Officer and Chief
                                             Operating Officer and a Director
                                             (Principal Financial and Accounting
                                             Officer)