Form 10-Q
period 2000-09-30
STAFF LEASING INC
filed 2000-11-14
CIK 1035185

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  (Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2000.

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


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class of common stock                      Outstanding as of November 9, 2000
---------------------                      ----------------------------------
Par value $0.01 per share                              20,962,507

                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION

                                                                                      Page
                                                                                     ------
      ITEM 1.    Financial Statements

    Condensed Consolidated Statements of Operation (unaudited)for the
            Three and Nine Months Ended September 30, 1999 and 2000    . . . . . . .   3

    Condensed Consolidated Balance Sheets as of December 31, 1999 and September
            30, 2000 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .   4

    Condensed Consolidated Statement of Changes in Shareholders'
          Equity (unaudited) for the Nine Months Ended September 30, 2000 . . . . .    5

    Condensed Consolidated Statements of Cash Flows (unaudited)
            for the Nine Months Ended September 30, 1999 and 2000 . . . . . . . . .    6

    Notes to Condensed Consolidated Financial Statements (unaudited) . . . . . . . .   7


      ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and  Results  of  Operations . . . . . . . . . . . . . . . . . . . .  10




PART II. OTHER INFORMATION

      ITEM 1.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . .  14

      ITEM 5.   Other Information   . . . . . . . . . . . . . . . . . . . . . . . . .  14

      ITEM 6.   Exhibits and Reports on Form 8-K .  . . . . . . . . . . . . . . . . .  15


SIGNATURES. . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . 16


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                      STAFF LEASING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                    UNAUDITED

                                                                 For the three months                 For the nine months
                                                                  ended September 30,                 ended September 30,

                                                            --------------------------------   -----------------------------------
                                                                 1999             2000              1999               2000
                                                            ---------------  ---------------   ----------------  -----------------
                                                                        (in $000's, except share and per share data)

Revenues                                                          $680,502         $783,645        $1,992,108         $2,294,802
                                                            ---------------  ---------------   ----------------  -----------------
Cost of services:
   Salaries, wages and payroll taxes                               619,858          714,623         1,811,232          2,088,629
   Benefits, workers' compensation, state unemployment
       taxes and other costs                                        27,211           44,825            86,110            134,462
                                                            ---------------  ---------------   ----------------  -----------------
             Total cost of services                                647,069          759,448         1,897,342          2,223,091
                                                            ---------------  ---------------   ----------------  -----------------
Gross profit                                                        33,433           24,197            94,766             71,711
                                                            ---------------  ---------------   ----------------  -----------------

Operating expenses:
   Salaries, wages and commissions                                  15,546           14,570            43,994             45,620
   Other general and administrative                                  6,550            7,733            19,320             23,236
   Depreciation and amortization                                     1,988            2,142             5,556              6,551
                                                            ---------------  ---------------   ----------------  -----------------
             Total operating expenses                               24,084           24,445            68,870             75,407
                                                            ---------------  ---------------   ----------------  -----------------
Operating income (loss)                                              9,349             (248)           25,896             (3,696)
Interest income, net                                                   958            1,330             2,329              3,469
Interest expense                                                         -                -               (21)                (1)
Other non operating expense                                              -              (26)             (850)            (1,378)
                                                            ---------------  ---------------   ----------------  -----------------
Income (loss) before income tax provision                           10,307            1,056            27,354             (1,606)
Income tax provision (benefit)                                       3,897              396            10,341               (602)
                                                            ---------------  ---------------   ----------------  -----------------
Net income (loss)                                                  $ 6,410           $  660         $  17,013          $  (1,004)
                                                            ===============  ===============   ================  =================
Net income (loss) per share
   - Basic                                                      $     .30        $    .03         $     .78         $     (.05)
   - Diluted                                                    $     .29        $    .03         $     .76         $     (.05)
                                                            ===============  ===============   ================  =================
Weighted average shares outstanding
   - Basic                                                          21,725           21,284            21,802             21,524
   - Diluted                                                        22,147           21,330            22,284             21,540
                                                            ===============  ===============   ================  =================


            See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 December 31, 1999           September 30, 2000
                                                                                                  unaudited
                                                                 ----------------------   -------------------------
                                                                 (in $000's, except share and per share data)
                            ASSETS
Current assets:
  Cash and cash equivalents                                       $ 23,081                 $      36,582
  Certificates of deposit - restricted                               7,777                         7,781
  Marketable securities                                             34,914                        51,965
  Accounts receivable, net                                          41,631                        63,277
  Other current assets                                              11,494                         5,820
                                                                 ---------------           -------------
         Total current assets                                      118,897                       165,425

Property and equipment, net                                         28,833                        24,901
Goodwill, net of accumulated amortization
  of $4,513 and $5,062 respectively                                 10,159                         9,609
Deferred income tax asset                                            1,950                         1,199
Other assets                                                         3,731                         4,912
                                                                 --------------           ---------------
                                                                 $ 163,570                 $     206,046
                                                                ===============           ===============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued insurance premiums and health
     reserves                                                    $  22,724                 $      44,662
  Accrued payroll and payroll taxes                                 35,574                        65,586
  Accounts payable and other accrued liabilities                    10,888                         6,524
  Deferred income tax liabilities                                    8,770                         6,776
  Customer deposits and prepayments                                  3,523                         3,741
                                                                 --------------           ---------------
         Total current liabilities                                  81,479                       127,289

Long-term liabilities                                                1,335                         1,373
Commitments and contingencies (See notes)

Shareholders' equity :
  Common stock, $.01 par value                                         217                           211
         Shares authorized:          100,000,000
         Shares issued and outstanding:
               December 31, 1999 -    21,709,542
               September 30, 2000 -   21,106,007
  Additional paid in capital                                        42,987                        40,551
  Retained earnings                                                 37,701                        36,697
  Other                                                               (149)                          (75)
                                                                 ---------------            -------------
         Total shareholders' equity                                 80,756                        77,384
                                                                 ---------------            --------------
                                                                 $ 163,570                  $     206,046
                                                                 ===============            ==============

            See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    UNAUDITED

                                                                                       Accumulated
                                     Common                 Additional                    Other
                                     Stock       Common      Paid In                  Comprehensive   Retained
                                    (shares)      Stock      Capital       Other      Income (Loss)   Earnings        Total
                                    ----------  --------   ------------   --------    -------------  ----------     ----------
                                                                     (in $000's except share data)
Balance, January 1, 2000            21,709,542      $  217   $ 42,987        $ (109)      $ (40)       $ 37,701      $ 80,756
Repurchase and retirement of
  common stock                        (628,735)         (6)    (2,495)                                                 (2,501)

Tax benefit of restricted
  stock plan vesting                                               76                                                      76
Other                                                             (17)           45                                        28

Unrealized gain on marketable
  securities                                                                                 29
Net loss                                                                                                 (1,004)


Total comprehensive loss                                                                                                 (975)
                                 --------------- --------  ------------ ------------  -------------- -----------   -------------
Balance, September 30,2000          21,106,007     $  211    $ 40,551        $  (64)     $  (11)       $ 36,697      $ 77,384
                                 =============== ========  ============ ============  ============== ===========   =============

            See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                 For the nine months ended
                                                                                       September 30,
                                                                          -----------------------------------------
                                                                                 1999                  2000
                                                                          --------------------   ------------------
                                                                                        (in $000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                        $ 17,013              $  (1,004)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization                                         5,556                  6,551
          Deferred taxes, net                                                     126                 (1,151)
          Provision for bad debts                                                 425                    350
          Other                                                                    71                   (452)
          Changes in operating working capital:
             Decrease (increase) in certificates of deposit -
               restricted                                                         598                     (4)
             Increase in accounts receivable                                  (23,464)               (21,996)
             Decrease in other current assets                                   2,253                  5,675
             Decrease in accounts payable and other accrued
               liabilities                                                     (1,038)                (4,364)
             Increase in accrued payroll and payroll taxes                     23,070                 30,011
             (Decrease) increase in accrued insurance premiums and
                health reserves                                                  (180)                21,938
             Increase in income taxes payable                                   3,111                      -
             (Decrease) increase  in customer deposits and
               prepayments                                                       (147)                   218
          Decrease (increase) in other long-term assets                           105                 (1,181)
          Decrease (increase) in long term liabilities                           (245)                    38
                                                                          --------------------   ------------------
       Net cash provided by operating activities                               27,254                 34,629
                                                                          --------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                         (42,950)              (114,491)
    Maturities of marketable securities                                        28,500                 97,824
    Capital expenditures                                                       (6,197)                (1,963)
                                                                          --------------------   ------------------
       Net cash used in investing activities                                  (20,647)               (18,630)
                                                                          --------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of shareholders' notes receivable                                     7                      3
    Repurchase and retirement of common stock                                  (4,152)                (2,501)
                                                                          --------------------   ------------------
       Net cash used in financing activities                                   (4,145)                (2,498)
                                                                          --------------------   ------------------
    Net increase in cash                                                        2,462                 13,501
Cash and cash equivalents - beginning of period                                15,412                 23,081
                                                                          --------------------   ------------------
Cash and cash equivalents - end of period                                   $  17,874               $ 36,582
                                                                          ====================   ==================
Supplemental disclosure of cash flow information:
    Income taxes paid                                                        $  5,200                  $  63
                                                                          ====================   ==================
    Interest paid                                                            $     21              $       -
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


2. ACCOUNTS RECEIVABLE

   Accounts receivable consisted of the following:

                                                          December 31,           September 30,
                                                             1999                     2000
                                                          ------------           -------------
Billed to clients ......................................  $ 11,391                 $ 5,260
Unbilled revenues ......................................    30,980                  59,023
                                                           -------                 -------
                                                            42,371                  64,283
      Less:   Allowance for doubtful accounts............     (740)                 (1,006)
                                                           -------                 -------
                                                          $ 41,631                 $63,277
                                                          ========                 =======

3. PROPERTY AND EQUIPMENT

   Property and equipment (at cost) was comprised of the following:


                                                          December 31,           September 30,
                                                             1999                     2000
                                                          ------------           -------------
Leasehold improvements..................................    $ 1,832                $2,065
Furniture and fixtures..................................      2,944                 3,189
Vehicles................................................        103                    66
Equipment...............................................      2,803                 2,837
Computer hardware and software..........................     38,066                39,434
                                                            -------               -------
Total property and equipment............................     45,748                47,591
      Less accumulated depreciation.....................    (16,915)              (22,690)
                                                            --------             --------
                                                            $28,833               $24,901
                                                            ========             ========

For the nine months ended September 30, 2000 depreciation expense was $6,001.

                      STAFF LEASING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (in $000's, except share and per share data)


4. COMMITMENTS AND CONTINGENCIES

   On April 30, 1999, a shareholder of the Company brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys' and experts' fees. The parties have engaged in limited discovery and in settlement discussions. The Company believes the lawsuit is without merit.

      The Company is a party to certain pending claims which have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved.

   The Company's employer and health care operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the U.S. However, the regulatory environment for professional employer organizations ("PEOs") is an evolving area due to uncertainties resulting from the non-traditional employment relationships. Many Federal and state laws relating to tax and employment matters were enacted prior to the development of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs, are not "employers" of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the "Code"), the tax qualified status of the Company's 401(k) retirement plan as in effect prior to April 1, 1999 could be revoked, its cafeteria plan may lose its favorable tax status and the Company may no longer be able to assume the client's Federal employment tax withholding obligations. Any adverse developments in the above noted areas could have a material effect on the Company's financial condition and future results of operations.


5. EQUITY

      In August 1998, the Company's Board of Directors approved a program to repurchase up to two million shares of the Company's common stock. Purchases may be made from time to time depending upon the Company's stock price, and will be made primarily in the open market, but may also be made through privately negotiated transactions. In 1998, the Company repurchased 1.6 million shares of its common stock for a total cost of $21.0 million. In January 1999, the Company's Board of Directors increased this share repurchase plan to three million shares. In 1999, the Company repurchased, for retirement, 412,000 shares of its common stock for a total cost of approximately $4 million. In the nine months ending September 30, 2000, the Company repurchased 620,955 of its shares from the open market at a cost of $2.5 million, and 7,780 restricted shares from a former employee in accordance with the terms of the Company's restricted plan.


6. INCOME TAXES

      The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the income tax bases of the Company's assets and liabilities. The Company's effective tax rate provides for Federal and state income taxes. The effective tax rate for the three and nine months ended September 30, 2000 was 37.5%, and a tax benefit was recognized on the net loss from operations.

7. EARNINGS PER SHARE (EPS)

      The number of common stock equivalents included in the diluted weighted average shares outstanding for the three and nine months ended September 30, 1999, related to warrants issued in connection with the Company's reorganization and initial public offering, was 421,518 and 462,465, respectively, and for the three and nine months ended September 30, 2000 was 0. Also included as common stock equivalents in diluted weighted average shares outstanding were options granted under the Company's stock option plan, which totaled 449 and 19,326 for the three and nine months ended September 30, 1999 respectively, and 45,736 and 16,112 for the three and nine months ended September 30, 2000 respectively.

                      STAFF LEASING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The reconciliation of net income (loss) attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 2000 is as follows:

                                                           Income             Shares         Per Share
                                                           (Loss)
                                                         (Numerator)      (Denominator)       Amount
                                                       --------------   -----------------  ------------
                                                         (in $000's)        (in 000's)
For the Three Months Ended September 30, 1999:
----------------------------------------------
Basic EPS:
Net income                                               $    6,410            21,725        $  .30
Effect of dilutive securities:
Warrants                                                                          422
Options                                                                            -
                                                                        ---------------
Diluted EPS:
Net income                                               $    6,410            22,147        $  .29
                                                        ==============  ===============   ============

For the Nine Months Ended September 30, 1999:
---------------------------------------------
Basic EPS:
Net income                                               $   17,013            21,802        $  .78
Effect of dilutive securities:
Warrants                                                                          463
Options                                                                            19
                                                                        ---------------
Diluted EPS:
Net income                                               $   17,013            22,284        $  .76
                                                        ==============  ===============    ============

For the Three Months Ended September 30, 2000:
----------------------------------------------
Basic EPS:
Net Income                                               $     660             21,284        $  .03

Effect of dilutive securities:
Warrants                                                                            -
Options                                                                            46
                                                                       ---------------
Diluted EPS:
Net Income                                               $     660             21,330        $  .03
                                                        ============   ================    ===========
For the Nine Months Ended September 30, 2000:
---------------------------------------------
Basic EPS:
Net Loss                                                 $  (1,004)            21,524        $  (.05)
                                                        =============   ================  ==============
Effect of dilutive securities:
Warrants                                                                           -
Options                                                                            16
                                                                       ----------------
Diluted EPS:
Net Loss                                                $   (1,004)            21,540        $  (.05)
                                                       ==============  ================  =============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table presents the Company's results of operations for the three and nine months ended September 30, 1999 and 2000, expressed as a percentage of revenues:

                                                        FOR THE THREE             FOR THE NINE
                                                        MONTHS ENDED              MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                       ----------------           --------------
                                                        1999      2000             1999     2000
                                                        ----      ----             ----     ----

Revenues...................................              100.0%    100.0%          100.0%   100.0%
Cost of services:
  Salaries, wages and payroll taxes........               91.1      91.2            90.9     91.0
  Benefits, workers' compensation, state
     unemployment taxes and other costs....                4.0       5.7             4.3      5.9
                                                        ------    ------           -----    -----

          Total cost of services...........               95.1      96.9            95.2     96.9
                                                        ------    ------           -----    -----
Gross profit...............................                4.9       3.1             4.8      3.1
                                                        ------    ------           -----    -----

Operating expenses:
  Salaries, wages and commissions..........                2.3       1.9             2.2      2.0
  Other general and administrative.........                1.0       1.0             1.0      1.0
  Depreciation and amortization............                 .3        .3              .3       .3
                                                        ------    ------           -----    -----
Total operating costs......................                3.5       3.2             3.5      3.3
                                                        ------    ------           -----    -----

Operating income (loss) ...................                1.4        -              1.3      (.2)
Interest income, net ......................                 .1        .2              .1       .2
Other non-operating expenses ..............                 -         -                -       -
                                                        ------    -------           -----    -----

Income (loss) before income taxes .........                1.5        .1             1.4       -
Income tax (provision) benefit ............                 .6        -               .5       -
                                                         -----    -------           ------   -----

Net income (loss) .........................                 .9        .1              .9       -
                                                        ======    ======           =====    =====


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

      Revenues were $783.6 million for the three months ended September 30, 2000, compared to $680.5 million for the three months ended September 30, 1999, representing an increase of $103.1 million, or 15.2%. This increase was due primarily to increased wages of worksite employees. From September 30, 1999 to September 30, 2000, the number of clients decreased 10.4% from 10,581 to 9,479. The number of worksite employees decreased 2.8%, from 129,900 to 126,213. Revenue growth exceeded headcount growth by 18.0%, due primarily to wage inflation, expansion in higher wage markets and industry segments, and the Company's new client selection criteria initiated in the first three quarters of 2000 which encourages solicitation of businesses paying better than average wages for their trade or business. During the third quarter of 2000, the Company terminated client relationships with approximately 3,700 employees that were unprofitable or running low payroll volumes per employee. The Company did not open any new sales offices in the third quarter of 2000. Three new sales offices were opened in the third quarter of 1999.

      Cost of services was $759.4 million for the three months ended September 30, 2000, compared to $647.1 million for the three months ended September 30, 1999, representing an increase of $112.4 million, or 17.4%. Cost of services was 96.9% of revenues for the three months ended September 30, 2000, compared to 95.1% of revenues for the three months ended September 30, 1999.

      Salaries, wages and payroll taxes of worksite employees were $714.6 million for the three months ended September 30, 2000, compared to $619.9 million for the three months ended September 30, 1999, representing an increase of $94.7 million, or 15.3%.

      Benefits, workers' compensation, state unemployment taxes and other costs were $44.8 million for the three months ended September 30, 2000, compared to $27.2 million for the three months ended September 30, 1999, representing an increase of $17.6 million, or 64.7%. The Company has a new workers' compensation program with CNA and the Texas Workers' Compensation Insurance Fund (Texas Fund) which commenced on January 1, 2000. The Texas Fund is the provider of workers' compensation insurance for clients based in Texas. The Texas Fund program is a guaranteed cost insurance arrangement with a term of one year. The cost of the premium is determined based on the industries serviced by the Company in Texas. For the remainder of the country, the Company's workers' compensation carrier is CNA. This program is an insured loss sensitive program for a term of one year. The Company's workers' compensation costs increased in 2000 as a result of these workers' compensation arrangements. The accrual for workers' compensation costs is based upon payroll dollars paid to worksite employees. The accrual rate is based upon the historical actuarial model of the Company, which is reflective of prior loss experience, business mix and actual claims data. Accruals for subsequent periods will be affected by changes in the Company's business mix and actual claims experience. The final costs of coverage will be determined by the actual claims experience over time as claims close and by the administrative costs of the program. In 1999, the Company's workers' compensation coverage was provided by Liberty Mutual. This contract, which expired on December 31, 1999, provided coverage on a guaranteed cost basis. Amounts due under this arrangement were a fixed percentage of the Company's workers' compensation payroll.

      Gross profit was $24.2 million for the three months ended September 30, 2000, compared to $33.4 million for the three months ended September 30, 1999, representing a decrease of $9.2 million, or 27.6%. This decrease is primarily due to the increase in workers' compensation insurance costs. Gross profit was 3.1% of revenues for the three months ended September 30, 2000, compared to 4.9% for the three months ended September 30, 1999.

      Operating expenses were $24.4 million for the three months ended September 30, 2000, compared to $24.1 million for the three months ended September 30, 1999, representing an increase of $.3 million, or 1.5%. Operating expenses were 3.2% of revenues for the three months ended September 30, 2000 compared to 3.5% for the three months ended September 30, 1999.

      Salaries, wages and commissions were $14.6 million for the three months ended September 30, 2000, compared to $15.5 million for the three months ended September 30, 1999, representing a decrease of $1 million, or 6.3%. This decrease was due in part to a reduction of the sales force as the Company repositions the sales force to new targeted clients. Salaries, wages and commissions were 1.9% of revenues for the three months ended September 30, 2000 compared to 2.3% for the three months ended September 30, 1999.

      Other general and administrative expenses were $7.7 million for the three months ended September 30, 2000, compared to $6.6 million for the three months ended September 30, 1999, representing an increase of $1.1 million, or 18.1%. Other general and administrative expenses were 1.0% of revenues for the three months ended September 30, 2000, and 1999.

      Depreciation and amortization expenses increased by $.2 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999, representing an increase of 7.8%. This increase was primarily the result of the Company's investment in management information systems.

      Interest income, net was $1.3 million for the three months ended September 30, 2000, compared to $1.0 million in the third quarter of 1999 due to the increase in cash available for investment.

      Income tax expense of $.4 million for the three months ended September 30, 2000 represented a provision at an effective tax rate of 37.5% compared to $3.9 million tax expense for the three months ended September 30, 1999 at an effective tax rate of 37.8%. The Company's effective tax rate for financial reporting purposes differs from the statutory federal rate of 35% primarily because of state income taxes and tax credits.

      Net income was $.6 million for the three months ended September 30, 2000, compared to net income of $6.4 million for the three months ended September 30, 1999, representing a decrease of $5.8 million or 89.7%.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

      Revenues were $2,294.8 million for the nine months ended September 30, 2000, compared to $1,992.1 million for the nine months ended September 30, 1999, representing an increase of $302.7 million, or 15.2%. This increase was due primarily to increased wages of worksite employees. From September 30, 1999 to September 30, 2000, the number of clients decreased 10.4% from 10,581 to 9,479. The number of worksite employees decreased 2.8%, from 129,900 to 126,213. Revenue growth exceeded headcount growth by 18.0%, due primarily to wage inflation, expansion in higher wage markets and industry segments, and the Company's new client selection criteria initiated in the first nine months of 2000 which encourages solicitation of businesses paying better than average wages for their trade or business. During the first nine months of 2000, the Company terminated client relationships with approximately 11,200 employees that were unprofitable or running low payroll volumes per employee.

      Cost of services was $2,223.1 million for the nine months ended September 30, 2000, compared to $1,897.3 million for the nine months ended September 30, 1999, representing an increase of $325.8 million, or 17.2%. Cost of services was 96.9% and 95.2% of revenues for the nine months ended September 30, 2000 and 1999, respectively.

      Salaries, wages and payroll taxes of worksite employees were $2,088.6 million for the nine months ended September 30, 2000, compared to $1,811.2 million for the nine months ended September 30, 1999, representing an increase of $277.4 million, or 15.3%.

      Benefits, workers' compensation, state unemployment taxes and other costs were $134.5 million for the nine months ended September 30, 2000, compared to $86.1 million for the nine months ended September 30, 1999, representing an increase of 56.2%. Benefits, workers' compensation, state unemployment taxes and other costs were 5.9% of revenues for the nine months ended September 30, 2000 and 4.3% for the nine months ended September 30, 1999. The Company has a new workers' compensation program with CNA and the Texas Workers' Compensation Insurance Fund (Texas Fund) which commenced on January 1, 2000. The Texas Fund is the provider of workers' compensation insurance for clients based in Texas. The Texas Fund program is a guaranteed cost insurance arrangement with a term of one year. The cost of the premium is determined based on the industries serviced by the Company in Texas. For the remainder of the country, the Company's workers' compensation carrier is CNA. This program is an insured loss sensitive program for a term of one year. The Company's workers' compensation costs increased in 2000 as a result of these workers' compensation arrangements. The accrual for workers' compensation costs is based upon payroll dollars paid to worksite employees. The accrual rate is based upon the historical actuarial model of the Company, which is reflective of prior loss experience, business mix and actual claims data. Accruals for subsequent periods will be affected by changes in the Company's business mix and actual claims experience. The final costs of coverage will be determined by the actual claims experience over time as claims close and by the administrative costs of the program. In 1999, the Company's workers' compensation coverage was provided by Liberty Mutual. This contract, which expired on December 31, 1999, provided coverage on a guaranteed cost basis. Amounts due under this arrangement were a fixed percentage of the Company's workers' compensation payroll.

      Gross profit was $71.7 million for the nine months ended September 30, 2000, compared to $94.8 million for the nine months ended September 30, 1999, representing a decrease of $23.1 million, or 24.3%. This decrease is primarily due to the increase in workers' compensation insurance costs. Gross profit was 3.1% of revenues for the nine months ended September 30, 2000, compared to 4.8% for the nine months ended September 30, 1999.

      Operating expenses were $75.4 million for the nine months ended September 30, 2000, compared to $68.9 million for the nine months ended September 30, 1999, representing an increase of $6.5 million, or 9.5%. Operating expenses were 3.3% of revenues for the nine months ended September 30, 2000, and 3.5% of revenues for the nine months ending September 30, 1999. Operating expenses for the nine months ended September 30, 2000, included unusual expenses of $1.0 million related to management reorganization.

      Salaries, wages and commissions were $45.6 million for the nine months ended September 30, 2000, compared to $44.0 million for the nine months ended September 30, 1999, representing an increase of $1.6 million, or 3.7%. This increase was due primarily to an increase in average employee wages and unusual expenses of $.5 million related to management reorganization. Salaries, wages and commissions were 2.0% of revenues for the nine months ended September 30, 2000 and 2.2% for the nine months ended September 30, 1999.

      Other general and administrative expenses were $23.2 million for the nine months ended September 30, 2000, compared to $19.3 million for the nine months ended September 30, 1999, representing an increase of $3.9 million, or 20.3%. Other general and administrative expenses were 1.0% of revenues for the nine months ended September 30, 2000, and 1999. Other general and administrative expenses for the nine months ended September 30, 2000, included $.5 million in unusual expenses related to management reorganization.

      Depreciation and amortization expenses increased by $1.0 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, representing an increase of 17.9%. This increase was primarily the result of the Company's investment in management information systems.

      Interest income was $3.5 million for the nine months ended September 30, 2000, compared to $2.3 million of interest income for the first three quarters of 1999, representing an increase of $1.2 million due to the increase in cash available for investment.

      Other non-operating expense was $1.4 million for the nine months ended September 30, 2000 compared to $.9 million for the nine months ended September 30, 1999. Other expense in the first nine months of 1999 was related to an acquisition proposal received from Paribas Principal Partners in April 1999 and reserves for a shareholder lawsuit filed in the second quarter of 1999. Other expense in the first nine months of 2000 was related to the conclusion of the strategic alternative process and to management reorganization.

      Income tax benefit of $.6 million was recorded for the nine months ended September 30, 2000 at an effective tax rate of 37.5% compared to income tax expense of $10.3 million for the nine months ended September 30, 1999 at an effective tax rate of 37.8%.

      Net loss was $1.0 million for the nine months ended September 30, 2000, compared to net income of $17.0 million for the nine months ended September 30, 1999, representing a decrease of $18.0 million or 105.9%.


Liquidity and Capital Resources

   The Company had approximately $96.3 million in cash, cash equivalents, restricted cash and marketable securities at September 30, 2000.

      The Company had no long-term debt as of September 30, 2000. In July 1999, the Company entered into an agreement with Bank of America (formerly Nationsbank) for a $10 million revolving line of credit to provide for intraday working capital needs. Borrowings under the credit facility bear interest at variable rates based on the lender's base rate or LIBOR. No borrowings have been made against the credit line. At September 30, 2000, the Company had net working capital of $38.2 million versus $37.4 million as of December 31, 1999, representing a increase of $.8 million, or 2.2%.

      The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. As of September 30, 2000, the Company had $7.8 million of restricted certificates of deposit, with original maturities of less than one year, as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans.

      Net cash provided by operating activities was $34.5 million for the nine months ended September 30, 2000 compared to $27.3 million for the nine months ended September 30, 1999, representing an increase of $7.2 million, or 26.4%.


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

       On July 7, 2000, the Company announced the election of Michael K. Phippen to the position of Chairman of the Board of Directors. He succeeds Elliot B. Ross, who resumed his role as an independent director

       Michael W. Ehresman was hired September, 2000 as Senior Vice President of Strategic Initiatives. Mr. Ehresman is a Certified Public Accountant with over 18 years of financial and business experience and spent the last eight years with Westaff, Inc., most recently as its Senior Vice President and Treasurer. Prior to joining Westaff, he spent ten years in public accounting with PricewaterhouseCoopers, LLP and KPMG. Mr. Ehresman will be responsible for a variety of initiatives that include strategic partnerships and strategic planning.

      Staff Leasing, Inc. loaned Michael K. Phippen, Chief Executive Officer, $1.6 million on August 31, 2000 with an interest rate of 6.50% per annum. The loan was to facilitate his purchase of a home in Bradenton, Florida pending the sale of his residence in California. The loan and interest of $5,200 were paid in full on September 18, 2000.

       On August 30, 2000, the Board of Directors of Staff Leasing, Inc. approved a resolution to amend the Company's contribution to the internal employees' 401(k) retirement plan effective January 1, 2001. The contribution was changed from a profit sharing to an employer matching contribution whereby the Company will match 50% of the first 4% of any employee deferrals to the 401(k) plan to a maximum of 2% of eligible compensation. The service requirement for internal employees will be reduced to six months from the current one-year requirement. Richard Goldman was removed as a trustee of the Staff Leasing 401(k) Retirement Trust and Michael K. Phippen was named successor trustee of the plan.

       The Company has committed to renewing the CNA workers' compensation loss sensitive insurance program for 2001. The arrangement with The Texas Workers' Compensation Insurance Fund will not be renewed for the year 2001 and the work site employees previously covered under that program will be included in the 2001 CNA program.

ITEM 6.    Exhibits and Reports on Form 8-K

      (a)         Exhibits

EXHIBIT
  NO.                      DESCRIPTION
-------                    -----------
10.21 Employment offer letter dated August 18, 2000 from Staff Leasing, Inc., accepted by Michael Ehresman.


27.1           Financial Data Schedule for the nine months ended September
               30, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   STAFF LEASING, INC.



Dated:  November 14, 2000                          BY /s/ Michael Phippen
-------------------------------------------------------------------------------
                                                   Michael Phippen

                                                   Officer and Chairman of
                                                     the Board
                                                   (Principal Executive Officer)




Dated:  November 14, 2000                           BY /s/ John E. Panning
-------------------------------------------------------------------------------
                                                    John E. Panning

                                                    Chief Financial Officer and
                                                      Chief Operating Officer
                                                      and a Director
                                                    (Principal Financial and
                                                      Accounting Officer)