Form 10-K
period 2000-12-31
STAFF LEASING INC
filed 2001-03-29
CIK 1035185

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  (Mark One)
      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2000.

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

 [ ]

      The aggregate market value of the voting stock of Staff Leasing, Inc. held by non-affiliates (based upon the March 20, 2001 $3.00 closing sale price for the Common Stock on the Nasdaq National Market) was approximately $ 41.2 million.

      Number of shares outstanding of the issuer's common stock, as of March 20, 2001: 20,612,562 shares of common stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

      PART III - Portions of Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 24, 2001, are incorporated by reference in Part III.

================================================================================

                              TABLE OF CONTENTS


PART I.

      ITEM 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

      ITEM 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

      ITEM 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . 15

      ITEM 4.   Submission of Matters to a Vote of Security-Holders  . . . . . . . . 15

PART II.

      ITEM 5.   Market for the Registrant's Common Equity and
                 Related Stockholder Matters  . . . . . . . . . . . . . . . . . . .  15

      ITEM 6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . 16

      ITEM 7.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . .  17

      ITEM 7 A. Quantitative and Qualitative Disclosures about Market Risk. . . . .  23

      ITEM 8.   Financial Statements and Supplementary Data  . . . . . . . . . . . . 23

      ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .23


PART III.

      ITEM 10.  Directors and Executive Officers of the Registrant . . . . . . . . . 23

      ITEM 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . 23

      ITEM 12.  Security Ownership of Certain Beneficial Owners and Management . . . 23

      ITEM 13.  Certain Relationships and Related Transactions . . . . . . . . . . . 23


PART IV.

      ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . 23

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Staff Leasing, Inc. (the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein, in other filings made by the Company with the Securities and Exchange Commission, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "anticipated," "plans," "intends," "will continue," "estimated," and "projection") are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: (i) the decision to no longer sell the Company's services to clients in the construction industry as well as certain other high risk industries and to sell its services only to clients in lower risk industries; (ii) increased cost of workers' compensation coverage; (iii) increased volatility of profit generated from workers' compensation component of the Company's service offering under the Company's loss sensitive workers' compensation program for 2001; (iv) the decision to enter into a strategic partnership with Oracle Corporation and the decision to provide unbundled payroll and human resource management services and systems to clients; (v) the potential for additional subsidies for health benefit plans; (vi) possible adverse application of certain Federal and state laws and the possible enactment of unfavorable laws or regulation; (vii) impact of competition from existing and new professional employer organizations; (viii) risks associated with expansion into additional states or cities where the Company does not have a presence or significant market penetration; (ix) risks associated with the Company's dependence on key vendors; (x) an unfavorable determination by the IRS Market Segment Study or under ERISA regarding the status of the Company as an "employer"; (xi) the possibility of client attrition due to the decision not to sell services to clients in selected industries and to reprice annually its services for certain clients; (xii) risks associated with geographic market concentration and concentration of existing clients in the construction industry; (xiii) the financial condition of clients; (xiv) the failure to properly manage growth and successfully integrate acquired companies and operations; and (xv) other factors which are described in further detail in their Annual Report on Form 10-K and in other filings by the Company with the Securities and Exchange Commission.

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

ITEM 1.    BUSINESS

GENERAL

      Staff Leasing is one of the largest professional employer organizations ("PEO") in the United States as measured by the number of active worksite employees. As of December 31, 2000, the Company served over 9,100 clients with approximately 124,000 active worksite employees, primarily in Florida, Texas, Georgia, Arizona, Minnesota, North Carolina, Tennessee, Alabama and Colorado. Through its operating subsidiaries, Staff Leasing provides its clients with a broad range of services, including human resources consulting, payroll administration, benefits administration, risk management and unemployment services. The Company's clients are typically small to medium-sized businesses with between five and 100 employees.

      The Company's services are designed to improve the productivity and profitability of its clients' businesses by:

      o Allowing managers of these businesses to focus on revenue-producing activities by relieving them of the time-consuming and complex burdens associated with employee administration;

      o Enabling these businesses to attract and retain employees by providing health and retirement benefits to worksite employees on a cost-effective and convenient basis;

      o Improving the cash management of these businesses with respect to payroll-related expenses; and

      o Helping these businesses to better manage certain employment-related risks, including those associated with workers' compensation and state unemployment taxes.

      In providing these services, the Company becomes a co-employer of the worksite employees. Employment-related liabilities are contractually allocated between the Company and the client. The Company assumes responsibility for and manages the risks associated with: (i) worksite employee payroll; (ii) workers' compensation insurance coverage; and (iii) compliance with certain employment-related governmental regulations that can be effectively managed away from the client's business. The client retains the worksite employees' services in its business and remains responsible for compliance with other employment-related governmental regulations that are more closely related to worksite employee supervision. The Company charges its clients a service fee to cover the cost of certain employment-related taxes, workers' compensation insurance coverage and administrative and field services. This service fee is invoiced to the client together with the salaries and wages of the worksite employees and the client's portion of health and retirement benefit plan costs.

      References in this report to the "Company" or "Staff Leasing" include Staff Leasing, Inc. and its consolidated subsidiaries. The Company was originally organized in 1993. From November 5, 1993 to July 1, 1997, the Company was a limited partnership (the "Partnership"), which was formed to acquire the assets of a PEO business that had operated since 1984. Staff Leasing, Inc. was formed in 1997 to acquire all of the limited partnership interests in the Partnership held by various investors, including certain executive officers, directors, and employees of the Company, pursuant to the reorganization (the "Reorganization"). In the Reorganization, which was concluded in July 1997 simultaneously with the Company's initial public offering, Staff Leasing, Inc. acquired all of the limited partnership interests in the Partnership, becoming the sole limited partner and in effect incorporating the business of the Company. As part of the Reorganization, in September 1997 all of the issued and outstanding capital stock of Staff Acquisition, Inc., the general partner of the Partnership, was acquired from Charles S. Craig, owner of all of the issued and outstanding capital stock of Staff Acquisition, Inc.

RECENT EVENTS

      In February 2001, the Company announced a strategic partnership with Oracle Corporation ("Oracle") that will provide online access to human resource solutions to small and medium sized businesses through Oracle.com. Oracle will be providing access to the Company's current business solutions starting with web-based payroll as the core product.

      In addition, the Company introduced a suite of unbundled human resource solutions for companies of different sizes. For small and medium sized businesses, the Company has created an administrative service outsourcer ("ASO") solution that unbundles selected features of the Company's traditional product offerings. The ASO offerings will range from basic payroll processing to a payroll processing and human resource management solution to the full package of the Company's product offerings. For larger businesses, the Company will offer payroll fulfillment and Human Resource Management System ("HRMS") solutions. Working closely with Oracle, the Company will offer current Oracle HRMS clients an integrated payroll fulfillment capability. The Company will provide payroll processing, printing and reporting to Oracle HRMS clients that want to eliminate the use of non-Oracle based third party payroll processing solutions. Also, for larger companies that want a completely outsourced HRMS and payroll solution, the Company will provide the combined services in an easy to implement configurable format.

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

      o The increasing acceptance in the small to medium-sized business community of outsourcing of certain non-core functions such as those offered by the Company;

      o The need to manage cash expenditures associated with payroll and payroll-related expenses, including workers' compensation insurance; and

      o The need to provide health and retirement benefits on a cost-effective and convenient basis.

      Another contributor to the growth of the PEO industry has been the increasing recognition and acceptance by regulatory authorities of PEOs and the co-employer relationship created by PEOs, with the development of licensing or registration requirements at the state level. The Company and other industry leaders, in concert with the National Association of Professional Employer Organization's ("NAPEO"), have worked with the relevant government entities for the establishment of a regulatory framework that would clarify the roles and obligations of the PEO and the client in the "co-employer" relationship. This framework imposes financial responsibility on the PEO and its controlling persons in order to promote the increased acceptance and further development of the industry. See "Industry Regulation -- State Regulation."

      While many states do not explicitly regulate PEOs, 22 states (including four states where the Company has offices: Florida, Texas, Tennessee and Minnesota) have enacted legislation containing licensing or registration requirements and, currently, several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs.

CLIENT SERVICES

      The Company provides a broad range of services to its clients, including human resources consulting services, payroll administration, benefits administration, risk management and unemployment services. These services are currently offered to its clients by the Company on a bundled basis, except for health and retirement benefits, which are optional for worksite employees. Through the Company's recently announced strategic partnership with Oracle, the Company will begin offering many of these services in an unbundled manner. The Company provides these services to its clients through the following core activities:

      HUMAN RESOURCES CONSULTING SERVICES. The Company provides certain consulting services to assist its clients in the recruitment, selection, development and retention of human capital in compliance with regulatory requirements. The Company also provides human resources related forms, policies and administrative functions, such as employment applications, employee guidebooks and Family and Medical Leave Act of 1993 ("FMLA") administration. Additionally, the Company conducts seminars for its clients and worksite employees, including interviewing techniques, diversity awareness, sexual harassment prevention and performance management training. Most of these services can be customized to suit individual client needs. They are provided by a dedicated team of human resources professionals and are utilized by client companies of all sizes spanning a wide range of industries.

      PAYROLL ADMINISTRATION. As a co-employer, the Company is responsible for payroll administration, which includes recordkeeping, making payroll tax deposits, reporting payroll taxes and related matters. The Company's clients are serviced by a service center in Bradenton, Florida that is staffed by approximately 250 service representatives and supervisors. The service center is organized into payroll teams and each payroll team is assigned to serve clients in specific sales branch offices in defined geographic areas. These representatives receive payroll and employee-related information via the Internet, by telephone and facsimile transmission from clients. The data received from the clients is then processed to produce the client's payroll checks. The service center generally handles approximately 33,000 inbound and outbound telephone calls per week. The Company processed approximately 4.9 million payroll checks in 2000 and sent out approximately 294,000 W-2s for worksite employees in January 2001.

      BENEFITS ADMINISTRATION. The Company offers its clients and worksite employees optional health and dental insurance, life insurance, accidental death and dismemberment insurance and short and long-term disability insurance. In addition, the clients and worksite employees are offered a cafeteria plan which includes a flexible spending account allowing for payment of certain health and dependent care costs with pre-tax payroll dollars.

      The Company also offers retirement benefits under a multiple employer 401(k) retirement plan, and through traditional and Roth payroll deducted IRAs for worksite employees, including owners of clients.

      In addition, the Company provides numerous benefits-related human resources services to its clients. The human resource benefits-related services offered include pre- and post-tax payroll deductions, plan eligibility, Internal Revenue Code Section 125 and Employee Retirement Income Security Act ("ERISA") requirements, Consolidated Omnibus Budget Reconciliation Act of 1987 ("COBRA") administration for health benefit plans and investment fund information for retirement benefit plans.

      RISK MANAGEMENT. As part of its risk management services, the Company conducts on-site safety inspections for its clients with high-risk profiles to identify potential safety hazards. The Company's safety consultants meet with clients to review their loss history, determine loss exposure, evaluate current controls and recommend additional control options to reduce exposure to loss or worker injury. These safety consultants continue to monitor worksite safety concerns, as needed. The safety consultants are also trained to ensure the proper workers' compensation classification of worksite employees. These risk management services are designed to reduce workers' compensation claims and to reduce other costs arising from workplace injury, such as costs of employee turnover, employee retraining and recruiting and reduced employee morale. As of December 31, 2000, the Company employed 35 safety consultants.

      UNEMPLOYMENT SERVICES. The Company's unemployment services department is responsible for processing all state unemployment claims related to its worksite employees. Unemployment claims determined to be unwarranted by the Company are protested by the Company under the appropriate state regulatory procedures.

CLIENTS

      OVERVIEW. As of December 31, 2000, the Company's customer base consisted of over 9,100 client companies with an average of 13.6 employees. The Company had clients classified in over 450 Standard Industrial Classification ("SIC") codes. The Company's client distribution by major SIC code industry grouping for 2000 is:


                                                              PERCENT OF
                                                                TOTAL
CATEGORY                                                       REVENUES
---------                                                  --------------
Construction.............................................          30.4%
Services(1)..............................................          24.4
Manufacturing............................................          12.4
Retail Trade.............................................           8.8
Restaurants..............................................           7.5
Agriculture..............................................           4.9
Finance/Insurance/Real Estate............................           4.1
Wholesale Trade..........................................           3.9
Transportation...........................................           3.2
Other....................................................            .4
                                                             ----------
Total..........................................                   100.0%
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

      CLIENT SELECTION AND RETENTION STRATEGY. As part of its client selection strategy, the Company offers its services to certain businesses within specified SIC codes. All prospective clients are also evaluated individually on the basis of total predicted profitability. This analysis takes into account workers' compensation risk and claims history, unemployment history, payroll adequacy, and credit status. With respect to potential clients operating in certain industries believed by the Company to present a level of risk exceeding industry norms, more rigorous approval requirements must be met before the Company enters into a Client Services Agreement. This process may include an on-site inspection and review of workers' compensation and unemployment claims experience for the last three years. In addition, under the terms of the Company's agreement with CNA and the Texas Fund, potential clients in certain industries or with historically high workers' compensation insurance claims experience must also be approved by the insurance carrier before a Client Services Agreement is executed. The Company determines a client's method of payment based on the client's credit history.

      Historically, the Company's sales force has sold to all businesses within its established workers' compensation risk parameters. As a result, the Company's client base has contained significant segments of businesses with fewer than five employees, start-up businesses and small construction businesses that tend to be volatile and less likely to succeed than larger businesses with long operating histories in less cyclical industries. During the first quarter of 2000, the Company modified its selection criteria for new clients to restrict the solicitation of businesses with fewer than five employees and those paying wages substantially below average for their trade or business. At that time, the Company modified its pricing model to take into account factors such as the size of the client based on employee count, payroll volume and adequacy, and the length of time the client has been in business when determining a service fee. At that time, the Company also decided to exit certain high-risk industry segments and terminated all clients within those markets.

      In the first quarter of 2001, the Company further refined its selection criteria for new business by adopting a policy of not selling to clients in the construction industry or to clients in certain other high-risk types of industries. The Company will continue to service and retain its existing clients in these industries; however, it will be focusing its sales force towards clients in lower risk industries.

      The Company performs a detailed profitability and risk analysis of all its clients. In addition, during the second half of 2000, the Company instituted for certain clients an anniversary client review program. Based on the results of these analyses, the Company increases prices, or if necessary, terminates certain clients that the Company believes would otherwise be detrimental to its long-term profitability.

      The Company believes that the retention rate of its client base is directly affected by the natural instability in the small to medium-sized business market that it serves. The NAPEO standard for measuring client retention is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period. The Company's client retention rate decreased to 68% in 2000, from 72% in 1999. Approximately 38% of the clients that ceased to use the Company's services in 2000 were terminated at the Company's option for reasons that include unacceptable risk, administrative non-compliance and low profitability to the Company. An additional 33% of the clients ceased to use the Company's services for reasons relating to their individual financial condition, such as their business being closed or sold. The remaining 29% of those clients stopped using the Company's services for other reasons that include the cost of the service and dissatisfaction with the service.

      In order to improve client retention with respect to those clients that voluntarily stopped using the Company's services, in 2000, the Company introduced several client care initiatives to focus on improved client service. In addition, the Company has fully deployed the Oracle Customer Relationship Management solution that allows the Company to more quickly respond to client issues, track response time of customer service representatives, monitor advice being provided to clients and provide better overall customer service. Finally the Company has contracted with outside consultants to perform customer satisfaction surveys to gain a comprehensive understanding of the reasons that cause clients to terminate their business relationship with the Company.

      The Company's change in client selection criteria is also intended to improve client retention in this area. Historically, the attrition rate based on individual financial condition of clients with under five employees has been greater than for those clients with more than five employees.

      CLIENT SERVICES AGREEMENT. All clients enter into the Company's Client Services Agreement. The Client Services Agreement provides for an initial one-year term, subject to termination by the Company or the client at any time upon 30 days' prior written notice. After the initial term the contract may be renewed, terminated or continued on a month-to-month basis. In most cases, such contracts are continued on a month-to-month basis. The Company requires the owners of substantially all of its clients to personally guarantee the clients' obligations under the Client Services Agreement.

      The service fee charged by the Company is invoiced along with each periodic payroll delivered to the client. The service fee covers the cost of certain employment-related taxes, workers' compensation insurance coverage and administrative and field services provided by the Company to the client, including payroll administration, record keeping and safety, human resources and regulatory compliance consultation. The client's portion of health and retirement benefit plan costs is charged separately and is not included in the service fee. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience.

      Clients are required to pay amounts owed to the Company upon delivery of the payroll checks to the client. The Company retains the ability to terminate immediately the Client Services Agreement as well as its employment relationship with the worksite employees upon non-payment by a client. The Company manages its exposure for payment through the periodic nature of payroll, client credit checks, owner guarantees, the Company's client selection process and the right to terminate.

      Employment-related liabilities are generally allocated between the Company and the client pursuant to the Client Services Agreement, with the Company assuming responsibility for worksite employee payroll and for compliance with certain employment-related governmental regulations that can be effectively managed away from the client's premises. The client remains responsible for compliance with other employment-related governmental regulations that are more closely related to the daily supervision of worksite employees. When joint responsibility is appropriate, employment-related liabilities are shared between the Company and the client. The following table summarizes the division of responsibilities for regulatory compliance under the Client Services Agreement:

               STAFF LEASING                                       CLIENT
               -------------                                       ------

o  All rules and regulations governing the           o   Occupational Safety and Health Act
   reporting, collection and payment of                  ("OSHA") and related or similar Federal,
   Federal and state payroll taxes on                     state or local regulations
   wages including:
   (i) Federal income tax withholding                o   Government contracting requirements as
   provisions of the Code; (ii) state                    regulated by, including, but not
   and/or local income tax withholding                   limited to (i) Executive Order 11246;
   provisions: (iii) FICA; (iv) FUTA; and                (ii) Vocational Rehabilitation Act of
   (v) applicable state unemployment tax                 1973; (iii) Vietnam Era Veterans'
   provisions, including managing claims                 Readjustment Assistance Act of 1974;
                                                         (iv) Walsh-Healy Public Contracts Act;
                                                         (v) Davis-Bacon Act; (vi) the Service
o  Applicable workers' compensation laws                 Contract Act of 1965; and (vii) any and
   including, but not limited to: (i)                    all similar, related, or like Federal,
   procuring workers' compensation                       state or local laws, regulations,
   insurance; and (ii) completing and                    ordinances and statutes
   filing all required reports
                                                     o   Professional licensing and liability
o  Fair Labor Standards Act ("FLSA")*
                                                     o   Fidelity bonding requirements

o  COBRA continuation coverage for                   o   Code Sections 414(m), (n) & (o)
   employees covered under health plans                  relating to client maintained
   sponsored by Staff Leasing                            benefit plans

o  Section 1324a(b)(3) of the imigration
   Reform and control Act ("IRCA")                   o   Laws affecting the assignment and
   (maintenance of employment eligibility                ownership of intellectual property
   forms sent to Staff Leasing at request                rights including, but not limited to,
   of clients)                                           inventions, whether patentable or not and
                                                         patents resulting therefrom,
o  Laws governing the garnishment of wages,              copyrights and trade secrets
   including the Consumer Credit Protection Act,
   Title III                                         o   Worker Adjustment and Retraining
                                                         Notification Act



o  Family and Medical Leave Act of 1993              o   Laws affecting the maintenance, storage
   ("FMLA")                                              and disposal of hazardous materials

o  All rules and regulations governing
   administration, procurement and payment           o   FLSA*, Title VII (Civil Rights Act of 1964),
   of all Company sponsored employee                     FMLA,* IRCA, the Americans with
   benefit plans elected by the client or                Disabilities Act, the Age Discrimination
   worksite employee                                     in Employment Act, Older Workers Benefit
                                                         Protection Act (including provisions
                                                         thereunder relating to client's premises)

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

----------------
* Shared responsibility

SALES AND MARKETING

      The Company markets its services through a direct sales force, which as of December 31, 2000 consisted of approximately 250 sales persons and 380 other field sales and service personnel. The Company uses a direct sales force rather than selling through agents, because this allows the Company more control over the client selection process. The Company's sales force is located throughout its 39 branch offices, with five to fifteen sales persons in each branch office. The Company plans to expand its national coverage and add sales offices in major metropolitan areas in the next few years as it targets higher wage employees in white-collar businesses. The Company's sales persons are compensated by a combination of salary and commission that has, for top producers, exceeded $200,000 in annual compensation.

      The Company seeks to hire sales persons who have five years or more work experience and two years or more sales experience in other business-to-business sales positions. The Company provides at least one month of training for each new sales person in the field, followed by a one-week formal training program to familiarize new sales persons with the Company's services, policies and procedures. The Company requires sales persons to undergo training when new services are offered.

      The Company generates sales leads from various referral sources as well as from direct sales efforts and inquiries. Referral sources accounted for approximately 60% of the Company's new clients in 2000. Each sales person is required to visit his or her clients periodically in order to maintain an ongoing relationship and to benefit from referrals. The Company has focused its sales efforts on client referrals and uses a client incentive program to encourage increased referral activity from its clients. The Company also generates sales leads through contacts produced by its telesales group, which makes calls to potential clients identified from industry data, its Internet site, purchased lists and other sources.

eCOMMERCE STRATEGY

      The Company has a comprehensive eCommerce strategy, the foundation of which is StaffWEB, the Company's Internet-based human resource and payroll product. At the end of 2000, approximately 38% of worksite employees were having their payroll hours submitted over StaffWEB.

      StaffWEB allows the Company's clients to add worksite employees, terminate worksite employees, process payroll and view on-line reports via the Internet 24 hours a day, seven days a week. Currently StaffWEB, which was introduced in 1999, is primarily used by the Company's clients. It is intended that the capability of StaffWEB will be enhanced to provide worksite employee related products and services including "self-service" online payroll stubs.

      The Company's second major eCommerce initiative involves establishing a human resource portal. This new human resource portal will feature the ability for the Company's clients or worksite employees to personalize the portal to meet their specific needs. As part of this initiative, during 2000 the Company acquired the Internet site, PeopleSense.com, an Internet-based human resources information provider. PeopleSense.com was intended to address the small business owners need for on-line human resource tools. The Company also contracted with the owner of PeopleSense.com to assist in the effort to offer more extensive human resource tools on the Company's Internet site.

      The final initiative in the eCommerce strategy involves selling human resource services over the Internet. Through the Company's new portal, businesses will be identified as potential clients enabling future marketing efforts to be targeted to specific portal users.

VENDOR RELATIONSHIPS

      The Company provides benefits to its worksite employees under arrangements with a number of vendors. The Company's most significant vendor relationships are as follows:

      WORKERS' COMPENSATION. As of January 1, 2000, the Company entered into new workers' compensation programs with CNA and the Texas Workers' Compensation Insurance Fund ("Texas Fund"), except with respect to locations in states where private insurance is not permitted and which are covered by state insurance funds. The Texas Fund is the provider of workers' compensation insurance for worksite employees based in Texas. The Texas Fund program is a guaranteed cost insurance arrangement with a term of one year, which expired on December 31, 2000. The cost of the premium was determined based on the industries serviced by the Company in Texas. The agreement with the Texas Fund was not renewed beyond the original one-year term.

      For the remainder of the country, the Company's workers' compensation insurance carrier is CNA. This program is an insured loss sensitive program, for a term of one year. The actual premium payable to CNA is determined based on the industries serviced by the Company and the losses incurred under the program. The agreement with CNA was renewed for one year as of January 1, 2001 to include all worksite employees of the Company, including employees based in Texas.

      As a result of the change in the workers' compensation programs beginning in 2000, the workers' compensation costs increased as compared to prior years.

      Prior to January 1, 2000, the Company's workers' compensation coverage was provided by Liberty Mutual. This contract, which expired on December 31, 1999, provided coverage on a guaranteed cost basis. Amounts due under this program were a fixed percentage of the Company's workers' compensation payroll and were paid on a monthly basis. The Company had no liability in excess of such amounts paid.

      HEALTH INSURANCE. The Company partners with premier managed care companies to provide health insurance to its worksite employees. Blue Cross Blue Shield of Florida, is the primary partner delivering health care to Florida worksite employees in 2000 and in 2001; although Capital Health Plans provides HMO coverage to worksite employees in the Tallahassee, Florida region. The Company's policy with Blue Cross Blue Shield of Florida is a three-year minimum premium arrangement entered into as of January 1, 2000. Beginning in 2001, Alabama worksite employees are also covered under the Blue Cross Blue Shield of Florida health plan. The administrative costs per covered worksite employee associated with this policy are specified by year and the stop loss coverage is provided at the level of 115% of projected claims.

      In 2000, outside of Florida, the Company's group health benefit plans were provided by United Healthcare of Arizona, Blue Cross Blue Shield of Colorado, Blue Cross Blue Shield of Georgia, HealthPartners (Minnesota), Blue Cross Blue Shield of North Carolina, Blue Cross Blue Shield of Tennessee and Blue Cross Blue Shield of Texas under separate contracts in Arizona, Colorado, Georgia, Minnesota, North Carolina, Tennessee and Texas, respectively. Premiums paid by worksite employees, and the portion of premiums, if any, paid by the client, vary depending on the coverage options selected and the place of residence of the worksite employee. Plans offered in 2000 in Arizona, Colorado, Georgia, Minnesota, North Carolina, Tennessee and Texas provide the Company with guaranteed cost contracts, with the Company's liability capped annually at fixed amounts.

      Effective October 1, 2000 the Company entered into a new partnership with Aetna U. S. Healthcare ("Aetna") to provide health coverage to worksite employees in Arizona, Colorado, Georgia, North Carolina, Tennessee and Texas. In addition, in 2001 Aetna is providing the Company's dental plans that include both a PPO and HMO offering. HealthPartners (Minnesota) continues to provide health coverage to Minnesota worksite employees in 2001.

      Under the Aetna health plan, participant eligibility is determined first by the client's benefit contract, second by the worksite employee's 25 hour per week minimum and finally by the worksite employees home zip code. The Company implemented contribution requirements for new clients that accept health coverage and increased the medical participation requirements effective October 1, 2000. The Aetna health plan is a guaranteed cost contract that caps the Company's annual liability.

INFORMATION TECHNOLOGY

      The Company has invested and is continuing to invest significant capital resources in the development and enhancement of its information and technology infrastructure, including computer hardware and software and telephony. This investment is intended to better serve its client base, to achieve a high level of customer service and to increase operating leverage in its processing operations.

      These systems provide the Company with the capability to promptly and accurately deliver payroll and related services and generate in-depth management reports. The Company's information systems manage all data relating to worksite employee enrollment, payroll processing, benefits administration, management information and other requirements of the Company's operations. The current systems have high volume payroll processing capabilities that allow the Company to produce and deliver weekly payrolls to its clients, each customized to the needs of such clients. Currently, the Company processes approximately 94,000 payroll checks per week.

      The Company processes payroll for all of its worksite employees using Oracle's human resource management system "HRMS" and payroll processing application. The Oracle system enables the Company to effectively manage its existing operations and maintain appropriate controls.

      In 2000, the Company further automated its service center through the deployment of Oracle Customer Relationship Management "CRM" solution. This software system allows the Company to more quickly respond to client issues, track response time of customer service representatives, monitor advice being provided to clients and provide better overall customer service.

      The Company has enhanced the use of technology by its field staff through the roll out of an updated sales automation software system. This software eliminates paperwork, speeds up the proposal process and streamlines the new client sign up experience.

      In 2000, the Company continued its aggressive development of StaffWEB, an Internet interface with the Oracle HRMS and payroll processing application. StaffWEB allows clients to conveniently input their payroll data directly into the Company's payroll applications via the Internet. Clients can regularly add or delete employees, view reports, and change payroll information. StaffWEB allows the Company to service its clients 24 hours a day with increased accuracy and efficiency. StaffWEB is updated regularly to increase its functionality. At the end of 2000, approximately 38% of worksite employees were having their payroll hours submitted over the Internet. Usage of this new technology is expected to continue to increase in 2001 as over 70% of new clients in the fourth quarter of 2000 opted to use StaffWEB when interacting with the Company.

      The Company's information technology staff consisted of 79 persons at December 31, 2000. The Company believes that its information systems are integral in achieving its growth objectives and intends to continue to invest in its technology infrastructure.

COMPETITION

      The PEO industry is highly fragmented and the Company believes it is one of the largest PEOs in the United States in terms of active worksite employees and revenues. The Company considers its primary competition to be PEOs, insurance agents and fee-for-service providers, such as payroll processors and human resources consultants. The market for PEO and human resource consulting services is expected to become increasingly competitive as larger companies, some of which have greater financial resources than the Company and which have not traditionally operated in this industry, enter the market.

      The key competitive factors in the PEO industry are breadth and quality of services, price, reputation, financial stability, as well as choice, quality and cost of benefits. The Company believes that it competes favorably in these areas as well as in the ability to provide a value-added, full-service human resources solution to its targeted new client industries through its advanced information technology solutions.

INTERNAL COMPANY EMPLOYEES

      As of December 31, 2000 the Company had 1,277 internal employees with 647 employees located at the Company's Bradenton, Florida headquarters. The remaining employees were located in the Company's branch offices. None of the Company's internal employees is a party to a collective bargaining agreement.

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

      Some governmental agencies that regulate employment have developed rules that specifically address issues raised by the relationship among PEOs, clients and worksite employees. Such regulations are relatively new and, therefore, their interpretation and application by administrative agencies and Federal and state courts are limited or non-existent. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. In addition, from time to time, states have considered, and may in the future consider, imposing certain taxes on gross revenues or service fees of the Company and its competitors. The Company cannot predict with certainty the nature of the development of Federal, state and local regulations or whether any states will impose such taxes.

      The Company believes that its operations are currently in compliance in all material respects with applicable Federal and state statutes and regulations.

EMPLOYEE BENEFIT PLANS

      Effective April 1, 1997, the Company began to offer a 401(k) retirement plan, designed to be a "multiple employer" plan under Internal Revenue Code of 1986, as amended (the "Code") Section 413(c). This plan enables owners of clients and highly compensated worksite employees, as well as highly compensated internal employees of the Company, to participate. These persons were excluded from the prior 401(k) retirement plan in order to avoid issues of discrimination in favor of highly compensated employees. Generally, employee benefit plans are subject to provisions of both the Code and ERISA. The Company's retirement plan offerings include payroll-deducted traditional and Roth IRAs in addition to 20 different investment options to select from within the 401(k) plan.

      EMPLOYER STATUS. In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an "employer" of certain workers for Federal employment tax purposes if an employment relationship exists between the entity and the workers under the common law test of employment. In addition, the officers of a corporation are deemed to be employees of that corporation for Federal employment tax purposes. The common law test of employment, as applied by the Internal Revenue Service ("IRS") involves an examination of many factors to ascertain whether an employment relationship exists between a worker and a purported employer. Such test is generally applied to determine whether an individual is an independent contractor or an employee for Federal employment tax purposes and not to determine whether each of two or more companies is a "co-employer." Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual's work. The courts have provided that the common law employer test applied to determine the existence of an employer-employee relationship for Federal employment tax purposes can be different than the common law test applied to determine employer status for other Federal tax purposes. In addition, control and supervision have been held to be less important factors when determining employer status for ERISA purposes.

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

      The Company is not able to predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the Market Segment Study and the ultimate outcome of such decisions. Further, the Company is unable to predict whether the Treasury Department will issue a policy statement with respect to its position on these issues or, if issued, whether such a statement would be favorable to the Company. The Company believes that the establishment of its multiple employer plan under Code Section 413(c) eliminates the exposure as to contributions to that plan resulting from an IRS determination that no employer relationship exists between the sponsor of the plan and the plan participants. Since this plan is co-sponsored by each participating client, the Company believes that even if the IRS were to determine that the worksite employees were not employees of the Company, it could not reach the same conclusion as to the client co-sponsor. If the IRS were to apply retroactively an adverse decision and disqualify the Company's former 401(k) retirement plan, then the employees' vested account balances under the former 401(k) retirement plan would become taxable, the Company's tax deductions would be allowed only as matching contributions, the former 401(k) retirement plan's trust would become a taxable trust, and the Company would be subject to liability with respect to its failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such event, the Company would also face the risk of client dissatisfaction and potential litigation. A retroactive application by the IRS of an adverse conclusion would have a material adverse effect on the Company's financial position and results of operations. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues by the IRS.

      ERISA REQUIREMENTS. Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines "employer" as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term "employee" as "any individual employed by an employer." The courts have held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. However, in applying that test, control and supervision are less important for ERISA purposes when determining whether an employer has assumed responsibility for an individual's benefits status. A definitive judicial interpretation of "employer" in the context of a PEO or employee leasing arrangement has not been established.

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

FEDERAL EMPLOYMENT TAXES

      As an employer, the Company assumes responsibility and liability for the payment of Federal and state employment taxes with respect to wages and salaries paid to worksite employees. There are essentially three types of Federal employment tax obligations:(i) withholding of income tax governed by Code section 3401, et seq.; (ii) obligations under the Federal Income Contributions Act ("FICA"), governed by Code section 3101, et seq.; and (iii) obligations under the Federal Unemployment Tax Act ("FUTA"), governed by Code section 3101, et seq. Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

      The Market Segment Study discussed above examines, among other issues, whether PEOs, such as the Company, are employers of worksite employees under the Code provisions applicable to Federal employment taxes and, consequently, responsible for payment of employment taxes on wages and salaries paid to such worksite employees. Code section 3401(d)(1), which applies to Federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an "employer" for purposes of Federal income tax withholding. The courts have extended this common law employer exception to apply for both FICA and FUTA tax purposes. Code section 3401(d)(1) states that if the person for whom services are rendered does not have control of the payment of wages, the "employer" for this purpose is the person having control of the payment of wages. The Treasury Regulations issued under Code section 3401(d)(1) state that a third party can be deemed to be the employer of workers under this Section for income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages. Several courts have examined Code section 3401(d)(1) with regards to PEOs however, its ultimate scope has not been delineated. Moreover, the IRS has to date relied extensively on the common law test of employment in determining liability for failure to comply with Federal income tax withholding requirements.

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

      TEXAS. The Texas Staff Leasing Services Act (the "Texas Act") regulates and establishes a legal framework for PEOs in Texas and has requirements similar to those of Florida for a PEO's relationship with its clients. The Texas Act, which became effective on September 1, 1993, established mandatory licensing for PEOs and expressly recognizes a licensed PEO as the employer of the worksite employee for purposes of the Texas Unemployment Compensation Act. The Texas Act also provides, to the extent governed by Texas law, that a licensed PEO may sponsor and maintain employee benefit plans for the benefit of worksite employees. In addition, the Texas Act not only provides that a PEO may elect to obtain workers' compensation insurance coverage for its worksite employees but also provides that, for workers' compensation insurance purposes, a licensed PEO and its client are treated as co-employers. In order to obtain a license, applicants must undergo a background check, demonstrate a history of good standing with tax authorities and meet certain capitalization requirements that increase with the number of worksite employees employed. The Texas Act specifies that the Texas Department of Licensing and Regulation ("TDLR") is responsible for enforcement of the Texas Act and TDLR has adopted regulations under the Texas Act.

         OTHER STATES. While many states do not explicitly regulate PEOs, 20 other states including two states where the Company has offices (Tennessee and Minnesota) have passed laws that have licensing, registration or other compliance requirements for PEOs and several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. The Company holds licenses in Tennessee and Minnesota and is registered or otherwise compliant in 19 of these 20 states. The Company does not hold a license in the remaining state of Oregon since the Company does not operate in Oregon. Whether or not a state has licensing, registration or other compliance requirements, the Company faces a number of other state and local regulations that could impact its operations. The Company's objective is to establish strong working relationships with state regulatory authorities in states where it operates and the Company believes that to date it has been able to do so.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Pursuant to General Instruction G(3), the information regarding executive officers of the Company called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Form 10-K.

      The following table sets forth certain information with respect to each person who is or was an executive officer of the Company in 2000, as indicated below.

NAME                                   AGE                      POSITION
----                                   ---                      --------
Michael K.Phippen..................... 48     Chairman of the Board and Chief Executive Officer
Richard A. Goldman...................  44     President and Director (resigned July 2000)
John E. Panning......................  50     Chief Financial Officer and Director
Lisa Harris..........................  40     Senior Vice President, Chief Information
                                              Officer
Michael W. Ehresman..................  43     Senior Vice President, Strategic
                                              Initiatives

      MICHAEL K. PHIPPEN has served as Chairman of the Board of Directors and Chief Executive Officer since July 2000. Before joining Staff Leasing, from 1999 to 2000, he was President and Chief Executive Officer of Westaff, Inc. a leading provider of staffing services in the United States and Europe. From 1996 to 1999, Mr. Phippen was the President and Chief Operating Officer of Westaff, Inc.

      RICHARD A. GOLDMAN served as a member of the Office of Chief Executive from December 9, 2000 to July 1, 2000 and President from January 1997 until his resignation in July 2000. Mr. Goldman served as Senior Vice President of Risk Management and General Counsel of Staff Leasing from July 1995 to January 1997. In May 1997 Mr.

Goldman was appointed to Florida's Board of Employee Leasing and in February 1999 was appointed chairman of that board.

      JOHN E. PANNING served as a member of the Office of Chief Executive from December 9, 2000 to July 1, 2000, and has served as Chief Financial Officer since January 1997. From August 1996 to December 1996, he served as Senior Vice President of Finance of Staff Leasing. Mr. Panning served as Senior Vice President of Sales of Staff Leasing from January 1995 to July 1996.

      LISA HARRIS has served as Senior Vice President and Chief Information Officer since January 2000. Before joining the Company, she was Vice President, Information Services of Precision Response Corporation from March 1996 to December 1999; a director and senior director of Certified Vacations, Inc. from December 1992 to February 1996.

      MICHAEL W. EHRESMAN has served as Senior Vice President, Strategic Initiatives since September 2000. Before joining Staff Leasing, he was with Westaff, Inc. for eight years, most recently as Senior Vice President and Treasurer. Prior to joining Westaff, Mr. Ehresman spent ten years in public accounting.


ITEM 2.  PROPERTIES

      The Company's operations are conducted from its 107,511 square foot corporate headquarters located in Bradenton, Florida. The Company leases this facility under a lease which expires in November 2005, but which can be renewed, at the option of the Company, for two additional five-year periods.

      The Company also leases space for its 39 offices located in Florida, Georgia, Texas, Arizona, Minnesota, North Carolina, Tennessee, Alabama and Colorado. The Company believes that its branch office leases, which generally have terms of three to five years, can either be renewed on acceptable terms or that other, comparable space can be located upon the expiration of any branch office lease without significant additional cost to the Company. The Company considers its facilities to be adequate for its current and prospective operations.

ITEM 3.    LEGAL PROCEEDINGS

      LAWRENCE E. EGLE V. STAFF LEASING, INC., ET AL. On April 30, 1999 the plaintiff, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. Plaintiffs seek injunctive relief and unspecified damages including attorneys' and experts'fees. Defendants and counsel for the putative plaintiff class have reached a preliminary agreement on terms of a settlement, following mediation. The settlement is subject to court approval, following notice to the putative class. Management does not expect any settlement to have a material effect on the Company's financial position.

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

                                                      HIGH          LOW
                                                      ----          ---

   FISCAL YEAR ENDED DECEMBER 31, 1999:
   -----------------------------------
   First Quarter                                    $16.563       $9.875
   Second Quarter                                   $15.375      $10.375
   Third Quarter                                    $13.250       $9.000
   Fourth Quarter                                   $10.375       $7.625

   FISCAL YEAR ENDED DECEMBER 31, 2000:
   -----------------------------------
   First Quarter                                    $10.063       $3.000
   Second Quarter                                   $ 5.688       $3.000
   Third Quarter                                    $ 4.750       $3.250
   Fourth Quarter                                   $ 4.063       $2.781


      HOLDERS. As of March 20, 2001, there were 171 shareholders of record of the Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

      DIVIDENDS. The Company did not pay any cash dividends prior to March 14, 2001. On that date, the Board of Directors declared a cash dividend of $0.05 per share of Common Stock, payable on April 30, 2001 to holders of record on April 16, 2001. While this dividend declaration is part of an intended regular quarterly dividend porgram, any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

ITEM 6.    SELECTED FINANCIAL DATA

      The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The Company operated as a limited partnership for all periods before a reorganization on July 1, 1997, and as a C-corporation under the Code since the reorganization. The reorganization was accounted for as a combination among entities under common control and accordingly, for financial statement presentation purposes, the reorganization was treated as a pooling of interests of the Company and Staff Capital, L.P. as of and for the periods presented. The following selected financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information included as Part II, Item 8. of this Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is included as Part II, Item 7.

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------
                                                1996            1997           1998           1999           2000
                                            -----------     -----------    -----------    -----------    -----------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues .............................    $ 1,432,131     $ 1,851,248    $ 2,375,522    $ 2,701,886    $ 3,104,240

  Gross profit .........................    $    59,505     $    93,988    $   112,915    $   127,623    $    95,565

  Operating income (loss) ..............    $      (441)    $    26,446    $    34,342    $    32,975    $    (3,784)

  Net income (loss) (1)(2) .............    $    (3,865)    $    30,783    $    23,395    $    21,650    $       604

  Net income (loss) attributable
    to common shareholders (1)(3) ......    $    (5,637)    $    28,392    $    23,395    $    21,650    $       604

  Net income (loss) per share
    attributable to common
    shareholders(4)
          - Basic ......................    $      (.29)    $      1.32    $      1.01    $       .99    $       .03
          - Diluted ....................    $      (.29)    $      1.26    $       .97    $       .97    $       .03

  Weighted average
    common shares (in 000's)(4)
          - Basic ......................         19,614          21,588         23,207         21,779         21,361
          - Diluted ....................         19,614          22,459         24,092         22,210         21,373

STATISTICAL AND OPERATING DATA:
  Worksite employees at period
    end ................................         86,000         107,855        127,470        133,197        124,014
  Clients at period end ................          7,511           9,233         10,751         10,740          9,142
  Average number of worksite
    employees per client at
    period end .........................          11.45           11.68          11.86          12.40          13.57
  Capital expenditures .................    $     5,923     $     7,100    $    10,937    $    10,911    $     4,184

BALANCE SHEET DATA:
  Total assets .........................    $    65,982     $   125,119    $   139,778    $   163,570    $   212,338

  Long-term capital leases, including
  current portion ......................    $     3,746     $      --      $      --      $      --      $      --
 Long-term accrued workers'
  compensation and health reserves .....    $     1,000     $     1,000    $     1,000    $     1,000    $    20,530
  Long-term borrowings, including
    current portion ....................    $    17,700     $      --      $      --      $      --      $      --

  Redeemable preferred interests .......    $    17,674     $      --      $      --      $      --      $      --

  Total shareholders' equity(deficiency)    $   (35,680)    $    58,148    $    62,789    $    80,756    $    77,460

-----------------

(1) Before the Reorganization, the Company operated as a Partnership. Accordingly, the tax effect of the Partnership's activities accrued to the individual partners and no provision for income taxes was recognized.

(2) Included in income tax benefit for the year ended December 31, 1997 was $10,172 of deferred tax benefit related to the reversal of the valuation allowance for deferred tax assets. The deferred tax assets recognized consist principally of assets with tax basis in excess of book basis, reserves not currently deductible and tax loss carryforwards. The tax benefit recorded is non-cash in nature.

(3) Fixed return on preferred interest represents the return paid on the Class A and Class B Interests through July 1, 1997, the date of Reorganization. The fixed return on preferred interest was $1,772, $2,391, $0, $0, and $0 for the years ended December 31, 1996, 1997, 1998, 1999 and 2000, respectively.

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

OVERVIEW

      The Company is one of the largest professional employer organizations ("PEO") in the United States as measured by the number of active worksite employees. At December 31, 2000, the Company served over 9,100 clients with approximately 124,000 active worksite employees. With 39 branches located in Florida, Texas, Georgia, Arizona, Minnesota, North Carolina, Tennessee, Alabama and Colorado, the Company provides a broad range of services, including human resources consulting, payroll administration, benefits administration, risk management and unemployment services.

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

      Employee benefit costs are comprised primarily of medical benefit costs, but also include costs of other employee benefits such as dental, disability and group life insurance. Worksite employee participation and the client's contribution towards the cost of the Company's health benefit plans are at an established minimum. As of December 31, 2000, the Company's group health benefit plans were under eight separate contracts in force in the states of Colorado, Florida, Georgia, North Carolina, Tennessee and Texas, with the Blue Cross entities in each state, with United Healthcare of Arizona, Inc. and Health Partners in Minnesota. Health plans offered in Arizona, Colorado, Georgia, Minnesota, North Carolina and Texas are provided to the Company under guaranteed cost arrangements, with the Company's liability capped at fixed amounts. The Company's health plan policy with Blue Cross Blue Shield of Florida is a three year minimum premium arrangement beginning in 2000. Pursuant to the arrangement, the Company is obligated to reimburse Blue Cross Blue Shield of Florida for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs associated with this policy are fixed for stop loss coverage at the level of 115% of projected claims. The Company's policy with Blue Cross Blue Shield of Tennessee is also a minimum premium arrangement.

      As of January 1, 2000 the Company maintained workers' compensation insurance for all claims under arrangements with CNA and the Texas Fund, except with respect to locations in states where private insurance is not permitted and which are covered by state insurance funds. The Company's workers' compensation costs increased in 2000 as a result of these workers' compensation arrangements. The Texas Fund was the provider of workers' compensation insurance during 2000 for worksite employees based in Texas. The arrangement with the Texas Fund was a guaranteed cost arrangement. The cost of the premium is determined based on the industries serviced by the Company in Texas. For the remainder of the country, the Company's workers' compensation insurance carrier for 2000 was CNA. This arrangement is an insured loss sensitive program. For the CNA arrangement, the Company accrues for workers' compensation costs based upon payroll dollars paid to worksite employees and based on the administrative costs of the program. The accrual rate varies based upon the specific risks associated with the work performed by the worksite employee. The Company reviews the annual claims information with its outside actuaries and makes changes to the accrual rate as necessary based upon current and historical loss trends. Each year, the Company will evaluate its historical accruals based on an actuarially developed estimate of the ultimate cost to the Company for each open policy year and adjust such accruals as necessary. These adjustments could be either increases or decreases to workers' compensation costs, depending upon the actual loss experience of the Company. The final costs of coverage will be determined by the actual claims experience over time as claims close and by the final administrative costs of the program. Prior to January 1, 2000 the Company had a guaranteed cost arrangement with Liberty Mutual. As of January 1, 2001 worksite employees previously covered under the Texas Fund arrangement have been covered under the CNA arrangement which was renewed for one year.

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

      INCOME TAXES. The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. The Company recorded a tax benefit in 2000 primarily as a result of tax-exempt income earned and as a result of tax credits. The Company's effective tax rate for 1999 was 37.2% and for 1998 was 37.5%. The Company's effective tax rate for financial reporting purposes differs from the statutory Federal rate primarily because of state taxes and Federal tax credits.

      PROFITABILITY. Profitability is largely dependent upon the Company's success in managing revenues and costs that are within its control. These controllable revenues and costs primarily relate to workers' compensation, health benefits and state unemployment taxes. The Company manages these controllable costs through the use of: (i) workers' compensation arrangements with well respected carriers, internal risk assessment and risk management programs; (ii) appropriately designed health benefit plans that encourage worksite employee participation, high managed care utilization and efficient risk pooling; and (iii) aggressive management of its state unemployment tax exposure.

      HEALTH BENEFIT PLAN SUBSIDIES. The Company offers its health benefit plans through partnerships with premier health care companies. These companies have extensive provider networks and strong reputations in the markets in which the Company operates.

    The Company's health care providers offer health maintenance organization ("HMO") coverage as an attractive offering. The Company believes that managed care services provided by an HMO are more cost-effective than those provided by a PPO. At the end of 2000, in excess of 70% of the Company's health plan participants received their coverage through an HMO.

    The Company's health care policy with Blue Cross Blue Shield of Florida is a minimum premium arrangement that commenced as of January 1, 2000 for three years. The administrative costs per covered employee associated with this policy are specified by year and the stop loss coverage per covered employee is provided at the level of 115% of projected claims.

    Health care plans offered in Arizona, Colorado, Georgia, Minnesota, North Carolina, Tennessee and Texas provide the Company with guaranteed cost contracts and the Company's liability is capped annually at fixed amounts.

      In 1998, the Company had $1.1 million of net subsidy cost in its health plan operations. The 1998 subsidy was $2.5 million, which was offset by an adjustment to 1997 health reserves due to favorable experience in the maturation or run-out of 1997 health claims.

      In 1999, the Company experienced a surplus of $0.6 million in its health plan operations. This surplus would have been a subsidy of $1.6 million in 1999 had the Company not reduced its estimates for 1999 health reserves due to favorable experience in the maturation or run-out of 1999 health claims.

      In 2000, the Company had $3.3 million of net subsidy cost in its health plan operations. The 2000 subsidy was $2.0 million; however, unfavorable experience on the maturation or run-out of prior year health claims increased this subsidy by $1.3 million.

RESULTS OF OPERATIONS

   The following table presents the Company's results of operations for the years ended December 31, 1998, 1999 and 2000, expressed as a percentage of revenues:


                                              FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                             -----------------------
                                              1998     1999     2000
                                              ----     ----     ----
Revenues...................................  100.0%   100.0%   100.0%
Cost of services:
  Salaries, wages and payroll taxes........   90.8     91.0     91.3
  Benefits, workers' compensation, state
     unemployment taxes and other costs....    4.4      4.3      5.7
                                             -----    -----    -----
          Total cost of services...........   95.2     95.3     97.0
                                             -----    -----    -----
Gross profit...............................    4.8      4.7      3.0
                                             -----    -----    -----
Operating expenses:
  Salaries, wages and commissions..........    2.1      2.2      2.0
  Other general and administrative.........    0.9      1.0      1.0
  Depreciation and amortization............    0.3      0.3      0.2
                                             -----    -----    -----
          Total operating costs............    3.3      3.5      3.2
                                             -----    -----    -----
Operating income (loss)....................    1.5      1.2     (0.2)
Interest income ...........................    0.1      0.1      0.1
Interest expense...........................    0.0      0.0      0.0
Other non-operating expense   .............    0.0      0.0      0.0
                                             -----    -----    -----
Income (loss) before income taxes .........    1.6      1.3     (0.1)
Income tax (provision) benefit...........     (0.6)    (0.5)     0.3
                                             -----    -----    -----
Net income     ............................    1.0%     0.8%     0.2%
                                             =====    =====    =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      For the year ended December 31, 2000, revenues increased 14.9% over 1999, totaling $3,104.2 million, compared to $2,701.9 million for 1999. Revenue growth was primarily due to the Company's new client selection strategy of enrolling larger clients with higher wage employees. From 1999 to 2000, the number of active worksite employees decreased 6.9% from 133,197 to 124,014. This decrease was primarily due to the Company's decision in 2000 to discontinue marketing its services to certain industries, and its termination of client relationships with approximately 14,300 employees that were unprofitable or running low payroll volumes per employee.

      Cost of services was $3,008.7 million for 2000, compared to $2,574.3 million for 1999, representing an increase of $434.4 million, or 16.9%. This increase was due primarily to an increase in the average wage of worksite employees and an increase in the amount of workers' compensation expense. Cost of services was 97.0% of revenues for 2000, compared to 95.3% for 1999.

      Salaries, wages and payroll taxes of worksite employees were $2,833.2 million for 2000, compared to $2,457.4 million for 1999, representing an increase of $375.8 million, or 15.3%. Salaries, wages and payroll taxes were 91.3% of revenues for 2000, compared to 91.0% for 1999.

      Benefits, workers' compensation, state unemployment taxes and other costs were $175.5 million for 2000, compared to $116.8 million for 1999, representing an increase of $58.7 million, or 50.2%. Benefits, workers' compensation, state unemployment taxes and other costs were 5.7% of revenues for 2000, compared to 4.3% in 1999. The health benefit plan subsidy was $2.0 million in 2000, compared to $1.6 million in 1999. However, an unfavorable experience on the maturation or run-out of prior year health claims increased this subsidy by $1.3 million in 2000 versus a reduction of $2.2 million in 1999. As of January 1, 2000 the Company maintains workers' compensation insurance for all claims under arrangements with CNA and the Texas Fund, except with respect to locations in states where private insurance is not permitted and which are covered by state insurance funds. The Company's workers' compensation costs increased in 2000 as a result of these workers' compensation arrangements. The Texas Fund was the provider of workers' compensation insurance for worksite employees based in Texas in 2000. The arrangement with the Texas Fund was a guaranteed cost arrangement. The cost of the premium was determined based on the industries serviced by the Company in Texas. For the remainder of the country, the Company's workers' compensation insurance carrier is CNA. This arrangement was an insured loss sensitive program. For the CNA arrangement, the Company accrues for workers' compensation costs based upon payroll dollars paid to worksite employees and based on the administrative costs of the program. The accrual rate varies based upon the specific risks associated with the work performed by the worksite employee. The Company reviews the annual claims information with its outside actuaries and makes changes to the accrual rate as necessary based upon current and historical loss trends. Each year, the Company will evaluate its historical accruals based on an actuarially developed estimate of the ultimate cost to the Company for each open policy year and adjust such accruals as necessary. These adjustments could be either increases or decreases to workers' compensation costs, depending upon the actual loss experience of the Company. The final costs of coverage will be determined by the actual claims experience over time as claims close and by the final administrative costs of the program. In 1999, the Company's workers' compensation coverage was provided by Liberty Mutual. This contract provided coverage on a guaranteed cost basis and amounts due under the arrangement were a fixed percentage of the Company's workers' compensation payroll.

      Gross profit was $95.6 million for 2000, compared to $127.6 million for 1999, representing a decrease of $32.0 million, or 25.1%. Gross profit was 3.0% of revenues for 2000, compared to 4.7% for 1999. Gross profit margin decreased as a percentage of revenues primarily due to increased workers' compensation costs as a result of the workers' compensation arrangements entered into as of January 1, 2000 with CNA and the Texas Fund.

      Operating expenses were $99.3 million for 2000, compared to $94.6 million for 1999, representing an increase of $4.7 million, or 5.0%. Operating expenses were 3.2% of revenues for 2000, compared to 3.5% for 1999. Operating expenses for 2000 included unusual expenses of $1.0 million related to management reorganization.

      Salaries, wages and commissions were $60.6 million for 2000, compared to $59.5 million for 1999, representing an increase of $1.1 million, or 1.9%. Salaries, wages and commissions were 2.0% of revenues for 2000 compared to 2.2% for 1999. Salaries, wages and commissions for 2000 included $.5 million related to management reorganization.

      Other general and administrative expenses were $30.0 million for 2000, compared to $27.4 million in 1999, representing an increase of $2.6 million, or 9.5%. Other general and administrative expenses were 1.0% of revenues for 2000 and 1999. Other general and administrative expenses for 2000 included $.5 million in unusual expenses related to management reorganization.

      Depreciation and amortization expenses increased by $1.1 million for 2000 compared to 1999, representing an increase of 14.1%. This increase was primarily the result of the Company's investment in management information systems.

      Interest income was $4.8 million for 2000, compared to $3.2 million for 1999, representing an increase of $1.6 million due to an increase in cash available for investment and higher interest rates.

      Interest expense was $0 for 2000 and $.1 million for 1999. The Company had no long-term debt obligations outstanding in 2000. Interest expense for 1999 was a result of letter of credit fees.

      Other non-operating expense in 2000 of $1.4 million was related to the conclusion of the strategic alternative process explored by the Company and to the management reorganization of the Company. Other expense in 1999 was substantially due to an acquisition proposal received from Paribas Principal Partners and reserves for a shareholder lawsuit filed in the second quarter of 1999.

      Loss before income taxes of $.4 million for 2000, compared to income before income taxes of $34.5 million for 1999, was primarily due to increased workers' compensation costs as a result of the workers' compensation arrangements entered into as of January 1, 2000 with CNA and the Texas Fund.

      Income tax benefit of $1.0 million for 2000 was the result of recording the tax benefit of tax-exempt income and income tax credits. Income taxes of $12.8 million for 1999 represented a provision at an effective tax rate of 37.2%.

      Net income was $.6 million for 2000, compared to $21.7 million for 1999, representing a decrease of $21.1 million, or 97.2%. The decrease was primarily due to increased workers' compensation costs as a result of the workers' compensation arrangements entered into as of January 1, 2000 with CNA and the Texas Fund.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

      Revenues were $2,701.9 million for 1999, compared to $2,375.5 million for 1998. This increase was due primarily to an increased number of worksite employees. The number of worksite employees increased 4.5%, from 127,470 to 133,197. Revenue growth exceeded headcount growth by 9.2%, primarily due to wage inflation and expansion in higher wage markets. The increase in the number of worksite employees was the result of continuing sales and marketing efforts in existing markets as well as the development of new markets. The Company opened five new sales offices in Tennessee, Alabama and Georgia in 1999, compared to eight new sales offices in 1998.

      Cost of services was $2,574.3 million for 1999, compared to $2,262.6 million for 1998, representing an increase of $311.7 million, or 13.8%. This increase was due primarily to an increased number of clients and worksite employees. Cost of services was 95.3% of revenues for 1999, compared to 95.2% for 1998.

      Salaries, wages and payroll taxes of worksite employees were $2,457.4 million for 1999, compared to $2,157.4 million for 1998, representing an increase of $300 million, or 13.9%. Salaries, wages and payroll taxes were 91.0% of revenues for 1999, compared to 90.8% for 1998.

      Benefits, workers' compensation, state unemployment taxes and other costs were $116.8 million for 1999, compared to $105.2 million for 1998, representing an increase of $11.6 million, or 11.1%. Benefits, workers' compensation, state unemployment taxes and other costs were 4.3% of revenues for 1999 and 4.4% of revenues for 1998. The health benefit plan subsidy was $1.6 million in 1999, compared to $2.5 million in 1998. However, favorable experience on the maturation or run-out of prior year health claims reduced this subsidy by $2.2 million in 1999 versus a reduction of $1.4 million in 1998.

      Gross profit was $127.6 million for 1999, compared to $112.9 million for 1998, representing an increase of $14.7 million, or 13.0%. Gross profit was 4.7% of revenues for 1999, compared to 4.8% for 1998. Gross profit margin decreased as a percentage of revenues due to continued expansion outside of Florida, penetration of higher wage markets and downward pressure on workers' compensation margins due to the competitive workers' compensation market.

      Operating expenses were $94.6 million for 1999, compared to $78.6 million for 1998, representing an increase of $16.0 million, or 20.5%. Operating expenses were 3.5% of revenues for 1999, compared to 3.3% for 1998.

      Salaries, wages and commissions were $59.5 million for 1999, compared to $50.9 million for 1998, representing an increase of $8.6 million, or 16.9%. This increase was due to an increase in corporate personnel hired to support the Company's expanded operations and information technology conversions, and additional sales and sales support personnel located at its branch offices. Salaries, wages and commissions were 2.2% of revenues for 1999, compared to 2.1% for 1998.

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

      Interest income was $3.3 million for 1999, compared to $3.2 million for 1998, representing an increase of $.1 million

      Interest expense was $.1 million for 1999 and 1998. Thc Company had no long-term debt obligations outstanding in 1999. Interest expense results from letter of credit fees.

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

      Net income was $21.7 million for 1999, compared to $23.4 million for 1998, representing a decrease of $1.7 million or 7.3%.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had $97.0 million in cash and cash equivalents, restricted certificates of deposit and marketable securities at December 31, 2000. The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, anticipated levels of health benefit plan subsidies and other operating cash needs. The Company has in the past sought, and may in the future seek, to raise additional capital or take other measures to increase its liquidity and capital resources. The Company believes that its current balances and cash flow from operations will be sufficient to meet its requirements through 2001. The Company may rely on these same sources, as well as public or private debt and/or equity financing to meet its long-term capital needs.

      The Company had no long-term debt as of December 31, 2000. In July 1999, the Company entered into an agreement with NationsBank for a $10 million revolving line of credit to provide for intraday working capital needs. Borrowings under the credit facility bear interest at variable rates based on the lenders' base rate or LIBOR. No borrowings have been made against the credit line. At December 31, 2000, the Company had working capital of $58.1 million.

      The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. As of December 31, 2000, the Company had $7.8 million of restricted certificates of deposit, with original maturities of less than one year, as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans. During 2001, the Company anticipates that $31.7 million of cash will be required to be used as collateral for the 2001 workers' compensation program with CNA.

      Net cash provided from operations was $38.8 million for 2000. In 2000, the Company invested $4.2 million in its facilities and technology infrastructure. For 2001, the Company anticipates total capital expenditures of $10 million.

      The Company's Board of Directors approved a program in August 1998 to repurchase up to two million shares of the Company's common stock. Purchases may be made from time to time depending upon the Company's stock price, and will be made primarily in the open market, but may also be made through privately negotiated transactions. In January 1999, the Company's Board of Directors increased this share repurchase plan to three million shares. In 2000, the Company repurchased 1,025,655 shares on the open market at a cost of $4.1 million, 25,000 shares of its Common Stock from John Panning, CFO (see note 10 in Notes to Consolidated Financial Statements), and 7,780 restricted shares from a former employee in accordance with the terms of the Company's restricted plan. As of December 31, 2000 38,545 shares remained outstanding for purchase under the buyback program. The remaining outstanding shares under the program were purchased by the Company in the first quarter of 2001.

INFLATION

      The Company believes that inflation in salaries and wages of worksite employees has a positive impact on its results of operations as its service fee is proportional to such changes in salaries and wages.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company utilizes U.S. government agency and other corporate debt with fixed rates and maturities of less than one year to manage its exposures to interest rates. (See
Note 3 to the Consolidated Financial Statements appearing elsewhere in this Form 10-K). The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2001, although there can be no assurances that interest rates will not change.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICES OF THE REGISTRANT

   The information regarding the Company's executive officers is included in
Item 1 of Part I under "Executive Officers of the Registrant." Other information required by this Item 10 will be contained in the Company's Proxy Statement, relating to the 2001 Annual Meeting of Shareholders to be held on May 24, 2001 (the "Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item 11 will be contained in the Proxy Statement and is incorporated herein by reference, provided that the Compensation Committee Report, the Audit Committee Report, and Performance Graph contained in the Proxy Statement shall not be deemed to be incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item 12 will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item 13 will be contained in the Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBIT
  NO.                      DESCRIPTION
-------                    -----------

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

10.1 1997 Stock Incentive Plan of Staff Leasing, Inc, as amended through November 19, 1998, incorporated by reference and filed as Exhibit 4.1 on Registration Statement Form S-8 filed with the Commission on December 15, 1998. (Reg. No. 333-68929). *

10.2 Form of Indemnification Agreement dated March 3, 1997, between Staff Leasing, Inc. and each of its directors and executive officers. (filed as Exhibit 10.2 to the Company's registration statement no. 333-22933 and incorporated herein)*

10.3 Form of Executive Agreement between Staff Leasing, Inc. and its executive officers. (filed as Exhibit 10.3 to the Company's registration statement no. 333-22933 and incorporated herein)*

10.4 Voting Trust Agreement by and between Charles S. Craig and Staff Leasing, Inc., together with related Voting Trust Certificate. (filed as Exhibit 10.4 to the Company's registration statement no. 333-22933 and incorporated herein)*

10.5 Option to Purchase Agreement by and between Charles S. Craig and Staff Leasing, Inc., relating to outstanding capital stock of Staff Acquisition, Inc. (filed as Exhibit 10.5 to the Company's registration statement no. 333-22933 and incorporated herein)*

10.6 Amended and Restated Credit Agreement among Staff Acquisition, Inc., Staff Capital, L.P., various banks and Banque Paribas, as Agent, dated as of November 5, 1993 and Amended and Restated as of December 8, 1994, together with First Amendment thereto dated as of June 29, 1995, Second Amendment thereto dated as of April 26, 1996, Third Amendment thereto dated as of August 31, 1996, Fourth Amendment thereto dated November 30, 1996, Fifth Amendment thereto dated as of March 5, 1997, and the Sixth Amendment thereto dated as of May 29, 1997. (filed as Exhibit 10.6 to the Company's registration statement no. 333-22933 and incorporated herein)

10.7 Agreement of Lease dated March 27, 1995 between Quixotic Investment Holdings, Inc. (Landlord) and the Company for premises located at 600 301 Boulevard West, Suite 202, Bradenton, Florida 34205 (filed as
          Exhibit 10.7 to the Company's registration statement no. 333-22933 and incorporated herein)

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

10.12 Credit Agreement dated July, 26, 1999, among Staff Leasing, Inc, its subsidiaries, the lenders named therein, and Nationsbank, N.A., as Agent. (filed as Exhibit 10.12 to the Company's annual report on Form 10-K and incorporated herein).

10.13 Workers' Compensation and Employers' Liability Policy issued by Texas Workers'Compensation Insurance Fund to Staff Leasing of Texas, L.P., effective January 1, 2000. (filed as Exhibit 10.13 to the Company's annual report on Form 10-K and incorporated herein).

10.14 Finance Agreement for Paid Loss Workers' Compensation deductible dated as of January 1, 2000, between Staff Leasing, Inc. and Continental Casualty Company. (filed as Exhibit 10.14 to the Company's annual report on Form 10-K and incorporated herein).

10.15 Workers'Compensation and Employers Liability Policy issued by Continental Casualty Co. to Staff Leasing, Inc., effective January 1, 2000. (filed as Exhibit 10.15 to the Company's annual report on Form 10-K and incorporated herein).

10.16 Executive Agreement dated December 9, 1999 between Charles S. Craig and Staff Leasing, Inc., regarding resignation as Chief Executive Officer. (filed as Exhibit 10.16 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein).*

10.17 Executive agreement dated January 14, 2000 between Richard Goldman and Staff Leasing, Inc., regarding change in control severance agreement. (filed as Exhibit 10.17 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein).*

10.18 Executive agreement dated February 23, 2000 between Lisa J. Harris and Staff Leasing, Inc., regarding change in control severance agreement. (filed as Exhibit 10.18 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein).*

10.19 Employment and Severance Agreement dated April 19,2000 between Richard Goldman and Staff Leasing, Inc. (filed as Exhibit 10.19 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein).*

10.20 Employment Agreement dated June 15, 2000 between Michael Phippen and Staff Leasing, Inc. (filed as Exhibit 10.20 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein).*

10.21 Employment offer letter dated August 18, 2000 from Staff Leasing, Inc., accepted by Michael Ehresman. (filed as Exhibit 10.21 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein).*

10.22 Executive agreement dated January 14, 2000 between John E. Panning and Staff Leasing, Inc., regarding change in control severance agreement.*

10.23 Executive agreement dated June 15, 2000 between Michael K. Phippen and Staff Leasing, Inc., regarding change in control severance agreement.*

10.24 Executive agreement dated November 14, 2000 between Michael W. Ehresman and Staff Leasing, Inc., regarding change in control severance agreement.*

10.25 Finance Agreement for Paid Loss Workers' Compensation deductible dated as of January 1, 2001, between Staff Leasing, Inc. and Continental Casualty Company.

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

                                        STAFF LEASING, INC.



Dated:  March 29, 2001                   /s/ MICHAEL K. PHIPPEN
                                         ----------------------
                                             Michael K. Phippen
                                             Chairman of the Board, Chief
                                             Executive Officer (Principal
                                             Executive Officer)



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  March 29, 2001                    /s/ MICHAEL K. PHIPPEN
--------------------------------------------------------------------------------
                                              Michael K. Phippen
                                              Chairman of the Board, Chief
                                              Executive Officer (Principal
                                              Executive Officer)


Dated:  March 29, 2001                    /s/ JOHN E. PANNING
--------------------------------------------------------------------------------
                                              John E. Panning
                                              Chief Financial Officer, and
                                              a Director (Principal Financial
                                              and Accounting Officer)


Dated:  March 29, 20001                   /s/ GEORGE B. BEITZEL
--------------------------------------------------------------------------------
                                              George B. Beitzel
                                              Director


Dated:  March 29, 2001                    /s/ CHARLES S. CRAIG
--------------------------------------------------------------------------------
                                              Charles S. Craig
                                              Director


Dated:  March 29, 2001                    /s/ JONATHAN H. KAGAN
--------------------------------------------------------------------------------
                                              Jonathan H. Kagan
                                              Director


Dated:  March 29, 2001                    /s/ ELLIOT B. ROSS
--------------------------------------------------------------------------------
                                              Elliot B. Ross
                                              Director

                      STAFF LEASING, INC. AND SUBSIDIARIES

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                      PAGE
                                                                      ----
  Independent Auditors' Report........................................F-2

  Consolidated Balance Sheets as of December 31, 1999 and
     2000.............................................................F-3

  Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1999, and 2000................................F-4

  Consolidated Statements of Changes in Shareholders'
     Equity for the Years Ended December 31,
     1998, 1999, and 2000 ............................................F-5

  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1999, and 2000................................F-6

  Notes to Consolidated Financial Statements .........................F-7

  Financial Statement Schedule II - Valuation and Qualifying Accounts S-1

INDEPENDENT AUDITORS' REPORT


Board of Directors
Staff Leasing, Inc.
Bradenton, Florida

We have audited the accompanying consolidated financial statements and financial statement schedule of Staff Leasing, Inc. and subsidiaries (the "Company")listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2000. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
February 23, 2001

                      STAFF LEASING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,         December 31,
                                                             1999                2000
                                                        -------------        --------------
                                                    (in $000's, except share and per share data)
                            ASSETS
Current assets:
  Cash and cash equivalents                             $      23,081       $      51,269
  Certificates of deposit - restricted                          7,777               7,781
  Marketable securities                                        34,914              37,918
  Accounts receivable, net                                     41,631              71,343
  Other current assets                                         11,494               3,723
                                                        -------------       -------------
         Total current assets                                 118,897             172,034

Property and equipment, net                                    28,833              25,040
Goodwill, net of accumulated amortization
  of $4,513 and $5,246, respectively                           10,159               9,426
Deferred tax asset                                              1,950                 896
Other assets                                                    3,731               4,942
                                                        -------------       -------------

                                                        $     163,570       $     212,338
                                                        =============       =============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued insurance premiums, health
     and workers' compensation reserves                 $      22,724       $      24,156
  Accrued payroll and payroll taxes                            35,574              75,386
  Accounts payable and other accrued liabilities               10,888               5,457
  Deferred tax liability                                        8,770               5,461
  Income taxes payable                                           --                   195
  Customer deposits and prepayments                             3,523               3,298
                                                        -------------       -------------
         Total current liabilities                             81,479             113,953

Long-term accrued health and workers' compensation
  reserves                                                      1,000              20,530
Other long-term liabilities                                       335                 395
Commitments and contingencies (See notes)

Shareholders' equity:
  Common stock, $.01 par value                                    217                 207
         Shares authorized: 100,000,000
         Shares issued and outstanding:
                          1999 - 21,709,542
                          2000 - 20,651,107
  Additional paid in capital                                   42,987              38,960
  Retained earnings                                            37,701              38,305
  Other                                                          (149)                (12)
                                                        -------------       -------------
         Total shareholders' equity                            80,756              77,460
                                                        -------------       -------------

                                                        $     163,570       $     212,338
                                                        =============       =============

                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                     1998           1999            2000
                                                  -----------    -----------     -----------
                                                       (in $000's, except per share data)
                                                  ------------------------------------------
Revenues                                          $ 2,375,522    $ 2,701,886     $ 3,104,240
                                                  -----------    -----------     -----------

Cost of services:

   Salaries, wages and payroll taxes                2,157,406      2,457,420       2,833,191

   Benefits, workers' compensation, state
       unemployment taxes and other costs             105,201        116,843         175,484
                                                  -----------    -----------     -----------

             Total cost of services                 2,262,607      2,574,263       3,008,675
                                                  -----------    -----------     -----------

Gross profit                                          112,915        127,623          95,565
                                                  -----------    -----------     -----------

Operating expenses:

   Salaries, wages and commissions                     50,905         59,529          60,573

   Other general and administrative                    21,738         27,435          30,009

   Depreciation and amortization                        5,930          7,684           8,767
                                                  -----------    -----------     -----------

             Total operating expenses                  78,573         94,648          99,349
                                                  -----------    -----------     -----------

Operating income (loss)                                34,342         32,975          (3,784)

Interest income, net                                    3,086          3,208           4,779

Other income (expense), net                                 4         (1,694)         (1,421)
                                                  -----------    -----------     -----------

Income (loss) before income taxes                      37,432         34,489            (426)

Income tax provision (benefit)                         14,037         12,839          (1,030)
                                                  -----------    -----------     -----------

Net income attributable to common shareholders    $    23,395    $    21,650     $       604
                                                  ===========    ===========     ===========

- Basic                                           $      1.01    $       .99     $       .03
                                                  ===========    ===========     ===========

- Diluted                                         $       .97    $       .97     $       .03
                                                  ===========    ===========     ===========
Weighted average common shares outstanding
   - Basic                                             23,207         21,779          21,361
                                                  ===========    ===========     ===========
   - Diluted                                           24,092         22,210          21,373
                                                  ===========    ===========     ===========


                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                                         Accumulated       Retained
                                      Common                  Additional                    Other           Earning
                                      Stock        Common      Paid In                  Comprehensive    (Accumulated
                                     (shares)      Stock       Capital        Other      Income (Loss)      Deficit)     Total
                                     ---------    -------     ----------      -----     --------------    -----------  ---------
                                                             (In $000's except for share data)
Balance, January 1, 1998             23,505,358    $ 235       $ 65,877       $(620)       $               $ (7,344)   $  58,148


Repurchase and retirement of
  common stock                       (1,571,800)     (16)       (20,976)                                                 (20,992)

Issuance of common stock                 10,000                     257                                                      257

Issuance of common stock through
  warrants, net                         177,709        2            835                                                      837

Tax benefit of restricted stock
  plan vesting                                                      814                                                      814

Other                                                               (3)          277                                         274

Comprehensive Income:

Unrealized gain on marketable
  securities                                                                                    56

 Net Income                                                                                                   23,395

Total comprehensive income                                                                                                23,451
                                     ----------   ------     ----------          ----     ---------          --------    --------
Balance, January 1, 1999             22,121,267      221         46,804         (343)            56            16,051     62,789

Repurchase and retirement of
  common stock                         (411,725)     (4)         (4,287)                                                  (4,291)

Tax benefit of restricted stock
  plan vesting                                                      470                                                      470

Other                                                                           234                                          234

Comprehensive Income:

 Unrealized loss on
  marketable securities                                                                        (96)

 Net income                                                                                                   21,650

Total comprehensive income                                                                                                21,554
                                     ----------   ------    ----------        ----        ---------          --------    --------
Balance, January 1, 2000             21,709,542     217         42,987        (109)            (40)            37,701     80,756



Repurchase and retirement of                                                                                             (4,092)
  common stock                        (1,058,435)   (10)        (4,082)

Tax benefit of restricted stock                                    55                                                         55
  plan vesting

Other                                                                            109                                           109

Comprehensive Income:


 Unrealized gain on
 marketable securities                                                                          28

Net income                                                                                                        604

Total comprehensive income                                                                                                     632
                                     ----------     ------    ----------          ----    ---------           --------    --------

Balance, December 31, 2000           20,651,107     $  207    $   38,960          $  -    $     (12)          $ 38,305    $ 77,460
                                     ==========     ======    ==========          ====    =========           ========    ========


                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                  -------------------------------------
                                                                    1998          1999          2000
                                                                  ---------     ---------     ---------
                                                                               (in $000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  23,395     $  21,650     $     604
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                5,930         7,684         8,767
         Deferred taxes, net                                         12,042         4,435        (2,166)
         Provision for bad debts                                        720           306           258
         Other                                                          368           314          (676)
         Changes in operating working capital:
             Decrease(increase) in certificates of deposit
              - restricted                                               27           602            (4)
            Increase in accounts receivable                          (4,543)       (3,300)      (29,970)
            (Increase)decrease in other current assets               (4,819)       (5,312)        7,771
            (Decrease)increase in accounts payable and other
               accrued liabilities                                   (1,020)        5,373        (5,431)
            Increase (decrease) in accrued payroll and payroll
               taxes                                                  1,911        (3,174)       39,812
            Increase(decrease) in accrued insurance premiums,
               workers' compensation, and health reserves             2,797           (33)        1,432
            Increase in income taxes payable                           --            --             195
            Increase (decrease) in customer deposits and
               prepayments                                              620           782          (225)
           Increase in other long-term assets                          (115)       (3,446)       (1,211)
           Increase in long-term workers' compensation and
               health reserves                                         --            --          19,530
           (Decrease) increase in other long-term
             obligations                                                (19)         (164)           60
                                                                  ---------     ---------     ---------
                Net cash provided by operating activities            37,294        25,717        38,746
                                                                  ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Marketable securities classified as available for sale:
       Purchases                                                    (59,364)      (71,691)     (168,640)
       Sales                                                         19,992         5,995          --
       Maturities                                                    27,140        62,703       166,299
   Capital expenditures                                             (10,937)      (10,911)       (4,184)
                                                                  ---------     ---------     ---------
       Net cash used in investing activities                        (23,169)      (13,904)       (6,525)
                                                                  ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common shares, net                           1,094          --            --
   Repayment of shareholders' notes receivable                          134             7            59
   Repurchase of common shareholders' interests                     (20,992)       (4,151)       (4,092)
                                                                  ---------     ---------     ---------
      Net cash used in financing activities                         (19,764)       (4,144)       (4,033)
                                                                  ---------     ---------     ---------
   Net increase (decrease) in cash and cash equivalents              (5,639)        7,669        28,188
Cash and cash equivalents - beginning of year                        21,051        15,412        23,081
                                                                  ---------     ---------     ---------
Cash and cash equivalents - end of year                           $  15,412     $  23,081     $  51,269
                                                                  =========     =========     =========

Supplemental disclosure of cash flow information:

   Income taxes paid                                              $   3,787     $   7,314     $      92
                                                                  =========     =========     =========

   Interest paid                                                  $      77     $      21     $    --
                                                                  =========     =========     =========

                See notes to consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in $000's, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS - Staff Leasing Inc. and subsidiaries ("the Company") is headquartered in Bradenton, Florida and operates as one business segment which provides professional employer services to small to medium-sized businesses primarily in the states of Florida, Texas, Georgia, Arizona, Minnesota, North Carolina, Tennessee, Alabama, and Colorado. The Company, through its subsidiaries, provides a broad range of services, including human resources consulting, payroll administration, risk management, benefits administration, unemployment services and other human resources consulting services to their clients. The Company is paid a service fee to cover the cost of certain employment related taxes, workers' compensation insurance coverage and administration and field services, plus a markup to cover overhead and to provide a profit.

      PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Staff Leasing, Inc. and all of its subsidiaries: Staff Acquisition, Inc.; Staff Insurance, Inc.; Staff Capital, L.P.; and the operating limited partnerships ("OLPs") of Staff Leasing, L.P.; Staff Leasing II, L.P.; Staff Leasing III, L.P.; Staff Leasing IV, L.P.; Staff Leasing V, L.P.; Staff Leasing of Georgia, L.P.; Staff Leasing of Georgia II, L.P.; Staff Leasing of Georgia III, L.P.; Staff Leasing of Texas, L.P.; and Staff Leasing of Texas II, L.P. (collectively, the "Company"). All intercompany balances and transactions have been eliminated. As of December 31, 1998, Staff Capital, L.P. was dissolved, and its assets were transferred to Staff Leasing, Inc. and its related entities.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates relate to the reserve for health benefit claims and workers compensation. Actual results could differ from those estimates.

      MARKETABLE SECURITIES - The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 2000, all of the Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at market value. Unrealized gains and losses, net of income taxes, are reported as a separate component of shareholders' equity and comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The cost of investments sold is based on the average cost method, and realized gains and losses are included in other income (expense).

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

      GOODWILL - Goodwill is being amortized using the straight-line method over a period of 20 years.
                                       F-7

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

      STATEMENT OF CASH FLOWS - The change in deferred taxes for 1998, 1999, and 2000 includes $814, $470, and $55, respectively, which relates to the vesting of restricted stock. This amount was recorded to Additional Paid in Capital.

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

      SALES AND MARKETING COMMISSIONS AND CLIENT REFERRAL FEES - Sales and marketing commissions and client referral fees are expensed as incurred. Such expenses are classified as salaries, wages and commissions in the consolidated statements of income.

      WORKERS' COMPENSATION - Workers' compensation claims incurred by worksite employees were fully insured through a guaranteed cost arrangement with Liberty Mutual Insurance Company in 1998 and 1999. In 2000, except for Texas, the workers' compensation plan was a loss sensitive program with CNA. The workers' compensation plan in 2000 for Texas was with The Texas Fund and was a guaranteed cost plan based on a percentage of manual premium. (See Note 12)

      HEALTH BENEFITS - Health benefit claims incurred by worksite employees under the health benefit plans are expensed as incurred according to the terms of each contract (See Note 8).

      STOCK-BASED COMPENSATION - The Company has adopted only the pro forma disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages, but does not require companies to record at fair value compensation cost for stock-based employee compensation plans. The Company accounts for equity-based compensation arrangements in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Intrinsic value per share is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant.

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

                      STAFF LEASING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       (in $000's, except per share data)

      COMPREHENSIVE INCOME - Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. It requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in financial statements or financial statement footnotes. Comprehensive income is defined as "the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources." The only source of other comprehensive income (loss) was an unrealized gain of $56, net of tax effect of $33 at December 31, 1998, unrealized loss of $40, net of tax effect of $24, at December 31, 1999, and an unrealized loss of $12, net of tax effect of $7 at December 31, 2000 resulting from change in market value of marketable securities, which is reflected in the Consolidated Statements of Changes in Shareholders' Equity.

      DERIVAtives - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.133), is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded on other comprehensive income and will be recognized in the statements of income when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

      Management has completed its evaluation of the various issues related to SFAS No. 133, including performing an inventory of derivative and embedded derivative instruments for the year ended December 31, 2000. No derivative instruments, as defined by SFAS No. 133, were identified by the Company. When the Company adopted SFAS 133, as amended on January 1, 2001, there was no effect on the Company's consolidated financial position or operations.

2. CERTIFICATES OF DEPOSIT - RESTRICTED:

      As of December 31, 2000, the Company had certificates of deposit, with original maturities of less than one year, that serve as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans. Due to the short maturity of these instruments, the carrying amount approximates fair value. These interest-bearing certificates of deposit have been classified as restricted in the accompanying consolidated balance sheets. The interest earned on these certificates is recognized as interest income on the Company's consolidated statements of income.

3. MARKETABLE SECURITIES:

      As of December 31, 2000, the Company had marketable securities with contractual maturities of less than one year from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale and are summarized as follows:

                                               Gross       Gross
                                 Amortized  Unrealized   Unrealized   Estimated
As of December 31, 1999:           Cost        Gains       Losses     Fair Value
-----------------------
                                 (in 000's)  (in 000's)   (in 000's)  (in 000's)

Obligations of U.S. Government
Agencies                         $ 28,478    $      4     $    (68)    $ 28,414

Certificates of Deposits            5,000        --           --          5,000

Other                               1,500        --           --          1,500
                                 --------    --------     --------     --------
                                 $ 34,978    $      4     $    (68)    $ 34,914
                                 ========    ========     ========     ========

As of December 31, 2000:
-----------------------
Obligations of U.S. Government   $ 22,988    $   --       $    (20)    $ 22,968
Agencies
Obligations of State and Local
Authorities or Agencies            14,950        --           --         14,950
                                 --------    --------     --------     --------
                                 $ 37,938    $   --       $    (20)    $ 37,918
                                 ========    ========     ========     ========

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)


      The unrealized gains and losses shown at December 31, 1999 and 2000, net of tax effect of $24 and $7, respectively, are reflected as comprehensive income in the Consolidated Statements of Changes in Shareholders' Equity. For the years ended December 31, 1999 and 2000, gross realized gains on sales of available-for-sale securities were $0 and $0, respectively. For the years ended December 31, 1999 and 2000, gross realized losses on sales of available-for-sale securities were $5 and $0, respectively.

      At December 31, 1999 and 2000, the Company's marketable securities included unamortized premiums of $4 and $3, respectively. At December 31, 1999 and 2000, the Company's marketable securities included unamortized discounts of $60 and $15, respectively. During the year ended December 31, 1999, premium amortization of $24 and discount accretion of $566 were included in interest income. During the year ended December 31, 2000, premium amortization of $16 and discount accretion of $632 were included in interest income.

4. ACCOUNTS RECEIVABLE

      At December 31, 1999 and 2000, accounts receivable consisted of the following:
                                                            1999        2000
                                                          -------     -------
Billed to clients ......................................  $11,391     $ 9,207
Unbilled revenues ......................................   30,980      62,776
                                                           -------    -------
                                                           42,371      71,983
Less:   Allowance for doubtful accounts..................    (740)       (640)
                                                          -------     -------
                                                          $41,631     $71,343
                                                          =======     =======


5. PROPERTY AND EQUIPMENT

      At December 31, 1999 and 2000, property and equipment consisted of the following:
                                                               1999      2000
                                                              -------   -------
Leasehold improvements......................................  $ 1,832   $ 2,173
Furniture and fixtures......................................    2,944     3,252
Vehicles....................................................      103        66
Equipment...................................................    2,803     2,862
Computer hardware and software..............................   38,066    40,035
                                                              -------   -------
Total property and equipment................................   45,748    48,388
Less accumulated depreciation...............................  (16,915)  (23,348)
                                                              -------   -------
                                                              $28,833   $25,040
                                                              =======   =======

      For the years ended December 31, 1998, 1999, and 2000 depreciation expense was $5,125, $6,946, and $8,034 respectively.

6. OTHER ASSETS AND AMORTIZATION

      Included in other current assets as of December 31, 1999 and 2000 were prepaid income taxes of $881 and $0, and prepaid workers compensation insurance of $6,504 and $0, respectively. Also included in other current assets were prepaid expenses, short-term deposits and other miscellaneous receivables.

      For the years ended December 31, 1998, 1999 and 2000, total amortization expense, including annual amortization of goodwill of $733 per year, was $805, $738, and $733, respectively.

7. LONG-TERM DEBT

                    On July 26, 1999, the Company entered into a $10,000 credit agreement with Bank of America, NA. No amounts have been borrowed under this facility since its inception.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)

      The Company had $7,777 and $7,781 in standby letters of credit as December 31, 1999 and 2000, respectively. These letters of credit were issued in conjunction with the Company's health benefit plans and were unused as of December 31, 1999 and 2000.

8. HEALTH BENEFITS

      Employee benefit costs are comprised primarily of medical benefit costs, but also include costs of other employee benefits such as dental, disability and group life insurance. Worksite employee participation and the client's contribution towards the cost of the Company's health benefit plans are at an established minimum. As of December 31, 2000, the Company's group health benefit plans were under eight separate contracts in force in the states of Colorado, Florida, Georgia, North Carolina, Tennessee and Texas, with the Blue Cross entities in each state, with United Healthcare of Arizona, Inc. and Health Partners in Minnesota. Health plans offered in Arizona, Colorado, Georgia, Minnesota, North Carolina and Texas are provided to the Company under guaranteed cost arrangements, with the Company's liability capped at fixed amounts. The Company's health plan policy with Blue Cross Blue Shield of Florida is a three year minimum premium arrangement beginning in 2000. Pursuant to the arrangement, the Company is obligated to reimburse Blue Cross Blue Shield of Florida for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs associated with this policy are fixed for stop loss coverage at the level of 115% of projected claims. The Company's policy with Blue Cross Blue Shield of Tennessee is also a minimum premium arrangement.

      In 1998, 1999, and 2000, the health benefit plan subsidy was $2,500, $1,642, and $2,000, respectively. Favorable experience on the maturation or run-out of health claims in 1997 and 1998 enabled the Company to reduce its reserve for health benefit claims by $1,400 for 1997 and $2,192 for 1998 which were recognized in 1998 and 1999, repectively. Unfavorable experience on the maturation or run-out of health claims for the 1999 year resulted in the Company increasing its reserve by $1,275 which was recognized in 2000.

      Year-end liabilities for health benefit loss reserves were based upon actuarial estimates of claims incurred but not reported under the health plans at December 31, 1999 and 2000. The actual ultimate liability may differ from these actuarial estimates. The accrual for these reserves at December 31, 1999 and 2000 totaled $8,275 and $13,085, respectively, of which $1,000 was classified as long-term for both years.

9. COMMITMENTS AND CONTINGENCIES

      Operating Leases -- The Company occupies office facilities and leases office equipment under operating leases which expire in various years through 2006. Rent expense was $3,729, $4,309 and $4,885 for the years ended December 31, 1998, 1999, and 2000, respectively. Future minimum payments under non-cancelable operating leases as of December 31, 2000 are as follows:

    YEAR ENDING

   DECEMBER 31,                                              AMOUNT
   ------------                                              -------
   2001...................................................   $ 3,753
   2002...................................................     3,036
   2003...................................................     2,557
   2004...................................................     2,229
   2005...................................................     1,888
   Thereafter ............................................        62
                                                             -------
                                                             $13,525
                                                             =======

      On April 30, 1999, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. Plaintiffs seek injunctive relief and unspecified damages including attorneys' and experts' fees. Defendants and counsel for the putative plaintiff class have reached a preliminary agreement on terms of a settlement, following mediation. The settlement is subject to court approval, following notice to the putative class. Management does not expect any settlement to have a material effect on the Company's financial position.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)


      The Company is a party to certain other pending claims which have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved.

      The Company's employer and health care operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the U.S. However, the regulatory environment for PEOs is an evolving area due to uncertainties resulting from the non-traditional employment relationships. Many Federal and state laws relating to tax and employment matters were enacted before the development of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the "Code"), the tax qualified status of the Company's 401(k) retirement plan as in effect before April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company may no longer be able to assume the client's Federal employment tax withholding obligations. Any adverse developments in the above noted areas could have a material effect on the Company's financial condition and future results of operations.

10. RELATED PARTIES

      During 1998 approximately $21 of lease expense related to certain automobile leases was paid to an entity owned by a shareholder. This arrangement terminated in 1998. The Company had also entered into a five-year employment contract with a shareholder, which required annual payments of $362. This agreement expired in November 1998. See "Shareholder Notes Receivable" in Note 13.

      On August 31, 2000 a loan was made by the Company to Michael Phippen, the Company's CEO, in the amount of $1.6 million with an interest rate of 6.5% per annum. This loan was for the purpose of facilitating the purchase of a home in the Bradenton, Florida area pending sale of Mr. Phippen's California residence. The loan and related interest of $5 was paid in full in September 2000.

      On December 28, 2000, the Company purchased 25,000 shares of its Common Stock from John Panning, the Company's CFO, under its current share buyback program at a price of $3.156 a share, which represents the average closing price of the stock for the ten business-day period beginning December 13, 2000.

11. RETIREMENT PLAN

      The Company offers a defined contribution 401(k) retirement plan to its internal employees as well as its external worksite employees. For years prior to 2001, the Company did not match any portion of such employees' elective contributions. The Company offers a 401(k) plan to its employees which is designed to be a "multiple employer" plan under the Internal Revenue Code
Section 413(c). This plan enables employee-owners, as well as highly compensated internal and external employees of the Company, to participate.

12. GEOGRAPHIC MARKET CONCENTRATION AND DEPENDENCE ON KEY VENDORS

      Geographic Market Concentration - As of December 31, 2000, the Company had offices in nine states and worksite employees in 46 states. The Company's Florida client revenues accounted for 75%, 75% and 80% of the Company's total revenues in 1998, 1999 and 2000, respectively. As a result of the size of the Company's base of worksite employees in Florida and continued growth from its Florida operations, the Company's profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in Florida. Any adverse change in either of these conditions could have a material adverse effect on the Company's profitability and growth prospects.

      Dependence on Key Vendors - The maintenance of health insurance plans that cover worksite employees is a significant part of the Company's business. The current health contracts are provided by vendors, some of which the Company has recently established relationships, on terms that the Company believes to be favorable. While the Company believes that replacement contracts could be obtained on competitive terms with other carriers, such replacement could cause a significant disruption to the Company's business resulting in a decrease in client retention and general dissatisfaction with the Company's service offering. This, in turn, could have a material adverse effect on the Company's future results of operations or financial condition.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)


      In 1999, the Company's workers' compensation coverage was provided by Liberty Mutual. This program, which expired on December 31, 1999, provided coverage on a guaranteed cost basis. Amounts due under this arrangement were a fixed percentage of the Company's workers' compensation payroll and were paid on a monthly basis. The Company had no liability in excess of such amounts paid.

      As of January 1, 2000 the Company maintains workers' compensation insurance for all claims under arrangements with CNA and the Texas Fund, except with respect to locations in states where private insurance is not permitted and which are covered by state insurance funds. The Company's workers' compensation costs increased in 2000 as a result of these workers' compensation arrangements. The Texas Fund is the provider of workers' compensation insurance for worksite employees based in Texas. The arrangement with the Texas Fund is a guaranteed cost arrangement. The cost of the premium is determined based on the industries serviced by the Company in Texas. For the remainder of the country, the Company's workers' compensation insurance carrier is CNA. This arrangement is an insured loss sensitive program. For the CNA arrangement, the Company accrues for workers' compensation costs based upon payroll dollars paid to worksite employees and based on the administrative costs of the program. The accrual rate varies based upon the specific risks associated with the work performed by the worksite employee. The Company reviews the annual claims information with its outside actuaries and makes changes to the accrual rate as necessary based upon current and historical loss trends. Each year, the Company will evaluate its historical accruals based on an actuarially developed estimate of the ultimate cost to the Company for each open policy year and adjust such accruals as necessary. These adjustments could be either increases or decreases to workers' compensation costs, depending upon the actual loss experience of the Company. The final costs of coverage will be determined by the actual claims experience over time as claims close and by the final administrative costs of the program. As of January 1, 2001 worksite employees previously covered under the Texas Fund arrangement will be covered under the CNA arrangement which was renewed for one year.

13. EQUITY

STOCK REPURCHASE PROGRAM

      In August 1998, the Company's Board of Directors approved a program to repurchase up to two million shares of the Company's common stock. In January 1999, the Company's Board of Directors increased this share repurchase plan to three million shares. Purchases may be made from time to time depending upon the Company's stock price, and will be made primarily in the open market, but may also be made through privately negotiated transactions. In 2000, the Company repurchased, for retirement, 1,058,435 shares of its common stock for a total cost of approximately $4.1 million. The remaining shares authorized for purchase under the program were purchased by the Company in the first quarter of 2001.

RESTRICTED STOCK PLAN

      Certain members of the Company's management have purchased common shares at prices based upon a formula derived from the original acquisition price of the entities acquired by Staff Capital, L.P. in November, 1993. Before July 1995, such common shares could be sold only to the Company and were not freely transferable. The sales price that the Company would pay was based upon the same formula used to derive the original purchase price. In July 1995 the Company enacted a vesting schedule whereby the above-noted restrictions generally would lapse over a four-year vesting period commencing with the first anniversary subsequent to the date of purchase. Accordingly, the Company obtained appraisals in order to derive estimated fair values of the purchased common shares then owned as of July 1995 and subsequently purchased and recorded deferred compensation expense to the extent that the estimated fair values exceeded the purchase prices. Deferred compensation is being amortized on a straight-line basis over the vesting period. Compensation expense recorded for the years ending December 31, 1998, 1999, and 2000 was $145, $90 and $37, respectively. Deferred compensation was $55 at December 31, 1999 and $0 at December 31, 2000. The Company ceased further grants under this plan in 1997.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)

WARRANTS

      Warrants to purchase 1,352,253 shares of common stock at the exercise price of $7.24 per share were issued to redeem certain preferred limited partnership interests in July 1997. These warrants were exercisable beginning June 25, 1997. In April 1998, 177,709 of these warrants were exercised as part of the Company's secondary offering. Proceeds from this exercise, net of expenses of $450, totaled $837. As of December 31, 1999, and 2000, 1,174,544 of these warrants remain outstanding. An equivalent number of shares of stock are being held in reserve as of December 31, 2000 to meet this contractual commitment. The warrants expire on March 31, 2001.

EMPLOYEE STOCK OPTION PLAN

      In 1997, the Company adopted the 1997 Stock Incentive Plan (the "Plan"). The Plan provides for options to be granted to key employees, officers, and directors of Staff Leasing, Inc. for the purchase of up to 2,500,000 shares of common stock. Options granted under the Plan generally have a vesting period of 4 years and may not be exercised more than 10 years from the date of the grant, except as noted below.

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

      On June 15, 2000, as part of an employment agreement, the Company issued 400,000 options to Michael Phippen, Chief Executive Officer, of which 150,000 options vest when the Company's stock price reaches specific target market prices.

      The following table summarizes the activity in the Plan for the years ended December 31, 1999 and 2000:

                                                 Number of    Weighted-Average
       1999:                                       Shares          Price
       -----------------------------------------------------------------------
       Granted                                    494,856         $ 9.18
       Exercised                                        -              -
       Cancelled                                  179,207         $12.27
       Options outstanding at end of year       1,318,087         $11.33
       Options exercisable at end of year         253,766         $13.00

       2000:
       ------------------------------------------------------------------
       Granted                                  2,021,700         $ 3.78
       Exercised                                        -              -
       Cancelled                                  506,934          $7.69
       Options outstanding at end of year       2,832,853          $6.52
       Options exercisable at end of year         518,600         $12.15

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)


Components of stock options under this Plan as of December 31, 2000 are as follows:

                         Options Outstanding                                   Options Exercisable
    ---------------------------------------------------------------    ---------------------------------
                         Weighted-Average
           Number of        Remaining           Weighted-Average       Number of      Weighted-Average
            Shares       Contractual Life        Exercise Price          Shares         Exercise Price
    ----------------  ----------------------- ---------------------    ---------------------------------
           1,816,700        9.4 Years                $ 3.77                   0            $    0
             285,334        9.0 Years                $ 8.44              79,192            $ 8.44
             552,619        4.9 Years                $11.58             336,361            $11.61
              57,500        7.7 Years                $12.43              16,250            $12.58
              60,700        6.5 Years                $16.94              39,922            $16.98
              60,000        6.2 Years                $18.06              46,875            $18.06
    ----------------- ----------------------- ---------------------    ---------      ----------------
           2,832,853        8.3 Years                $ 6.52             518,600            $12.15
    ================= ======================= =====================    =========      ================

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following weighted-average assumptions:

                                                   Year Ended December 31,
                                                    1999            2000
                                                   ------          ------
           Risk-free interest rate                  6.65%           5.58%
           Expected dividend yield                  0.00%           0.00%
           Expected volatility                      73.4%          74.61%
           Expected option life (in years)           5.3             6.9

      Using the Black-Scholes option-pricing model, the weighted-average fair value was calculated to be $7.54 as of December 31, 1999 and $2.62 as of December 31, 2000 for all options granted during each year.

      As permitted by SFAS No. 123, the Company has elected to continue to account for its Plan in accordance with the intrinsic value method prescribed by APB Opinion 25 and related interpretations. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        1999             2000
                                                      --------         --------
  Net income (loss) attributable
    to common shareholders      As reported           $ 21,650         $   604
                                Pro forma             $ 20,087         $(2,240)

  Basic earnings (loss) per     As reported              $ .99           $ .03
    share                       Pro forma                $ .92           $(.10)

  Diluted earnings(loss) per    As reported              $ .97           $ .03
    share                       Pro forma                $ .90           $(.10)

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

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)

SHAREHOLDER NOTES RECEIVABLE

      Shareholder notes receivable consisted of five notes in an aggregate amount of $57 at December 31, 1999. There are no shareholder notes receivable at December 31, 2000.

14. EARNINGS PER SHARE

      The number of common stock equivalents included in weighted average shares outstanding, for the twelve months ended December 31, 1998, 1999 and 2000, related to the warrants issued in 1997 was 774,961, 415,672, and 0, respectively, for the diluted earnings per share calculation. The number of common stock equivalents included in weighted average shares outstanding, for the twelve months ended December 31, 1998, 1999 and 2000, related to the options granted in connection with the Company's stock option plan, was 110,280, 14,948, and 12,084, respectively, for diluted earnings per share.

      The reconciliation of net income attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three years ended December 31, 1998, 1999 and 2000 is as follows:

                                                Income             Shares         Per Share
                                             (Numerator)       (Denominator)        Amount
                                           -----------------  -----------------  -------------
                                             (in $000's)         (in 000's)
FOR THE YEAR ENDED 1998:
------------------------
BASIC EPS
Net income                                  $    23,395             23,207        $  1.01
                                                                                 =============
Effect of dilutive securities:
Warrants                                                               775
Options                                                                110
                                           -----------------  -----------------
DILUTED EPS
Net income attributable to common
  shareholders and assumed conversions      $    23,395             24,092        $   .97
                                           =================  =================  =============

FOR THE YEAR ENDED 1999:
------------------------
BASIC EPS
Net income                                  $    21,650             21,779        $   .99
                                                                                 =============
Effect of dilutive securities:
Warrants                                                               416
Options                                                                 15
                                           -----------------  -----------------
DILUTED EPS
Net income attributable to common
  shareholders and assumed conversions      $    21,650             22,210        $   .97
                                           =================  =================  =============

FOR THE YEAR ENDED 2000:
------------------------
BASIC EPS
Net income                                  $       604             21,361        $   .03
                                                                                 =============
Effect of dilutive securities:
Warrants                                                                 -
Options                                                                 12
                                           -----------------  -----------------
DILUTED EPS
Net income attributable to common
  shareholders                              $       604             21,373        $   .03
                                           =================  =================  =============

                                            F-16

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)

      As discussed in Note 13, all but 158,500 options outstanding in 1998 were subject to re-pricing and as such, the antidilutive impact of various option grants changed during the year. The following table represents the number and range of exercise prices of the options which were not included in the computation of diluted EPS by quarter for 1999 because the options' exercise prices were greater than the average market price:

                         Antidilutive Options
                          Outstanding at End      Range of           Average
                            Of Period Shown   Exercise Prices      Stock Price
                         -------------------- ------------------   -------------
      1st Quarter, 1999         213,200          $12.38 - $18.06       $ 12.11
      2nd Quarter, 1999         152,700          $13.13 - $18.06         12.49
      3rd Quarter, 1999         913,877          $11.31 - $18.06         11.29
      4th Quarter, 1999         922,811          $10.19 - $18.06          9.00
                                                                       -------
                                                                       $ 11.21
                                                                       =======

      The following table represents the number and range of exercise prices of the options which were not included in the computation of diluted EPS by quarter for 2000 because the options' exercise prices were greater than the average market price:

                         Antidilutive Options
                          Outstanding at End       Range of           Average
                           Of Period Shown     Exercise Prices      Stock Price
                         --------------------  ---------------      -----------
      1st Quarter, 2000       1,140,068        $ 8.44 - $18.06       $  6.84
      2nd Quarter, 2000       2,166,287        $ 3.88 - $18.06          3.80
      3rd Quarter, 2000       1,164,919        $ 4.00 - $18.06          3.97

      4th Quarter, 2000       2,494,853        $ 3.68 - $18.06          3.65
                                                                     -------
                                                                     $  4.55
                                                                     =======


15. INCOME TAXES:

      The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying value and the income tax bases of the Company's assets and liabilities. A valuation allowance is recorded when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes includes taxes currently payable plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

         The provision for income taxes for the year ended December 31, 1998 is as follows:

                                     CURRENT         DEFERRED        TOTAL
                                     -------         --------      --------
U.S. Federal tax                     $ 2,364          $ 9,660       $12,024
State and local tax                      445            1,568         2,013
                                     -------          -------       -------

Total provision                      $ 2,809          $11,228       $14,037
                                     =======          =======       =======

                      STAFF LEASING, INC. AND SUBSIDIARIES

                        (in $000's, except per share data


      The provision for income taxes for the year ended December 31, 1999 is as follows:

                                     CURRENT         DEFERRED        TOTAL
                                     -------         --------      --------
U.S. Federal tax                     $ 7,570          $ 3,440       $11,010
State and local tax                    1,279              550         1,829
                                     -------         --------       -------

Total provision                      $ 8,849          $ 3,990       $12,839
                                     =======          =======       =======

      The provision (benefit) for income taxes for the year ended December 31, 2000 is as follows:

                                     CURRENT         DEFERRED       TOTAL
                                     -------         --------       -----

U.S. Federal tax                     $ 1,070         $ (2,064)     $   (994)
State and local tax                      171             (207)         ( 36)
                                      ------         --------      --------

Total provision (benefit)            $ 1,241         $ (2,271)     $ (1,030)
                                     =======         ========      ========


      The reconciliation of the income tax amounts based on the statutory U.S. Federal rate to the amounts based on the effective tax rate for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                   1998          1999         2000
                                                   ----          ----         ----
     Statutory U.S. Federal tax at 35%
         (34% for 2000)                          $ 13,101     $  12,071     $   (145)
      Increase (reduction) from:
       State income taxes, less Federal benefit     1,309         1,188           26
       Interest income exempt from Federal taxes     -            -             (352)
       Tax credits                                   (504)         (487)        (660)
       Other, net                                     131            67          101
                                                 --------     ---------     --------

Income tax provision (benefit)                   $ 14,037     $  12,839     $ (1,030)
                                                 ========     =========     ========
     Effective tax rate                              37.5%         37.2%      (241.8%)
                                                 ========     =========     ========

      The components of deferred tax assets and liabilities included on the balance sheet at December 31, 1999 and 2000 are as follows:

                                              1999         2000
                                            --------     --------
DEFERRED TAX ASSETS:

Tax basis in excess of book basis
  of intangible assets                      $  5,452     $  4,818
Reserves not currently deductible              2,498       17,701
Tax credit carryover                            --            364
                                            --------     --------
Total deferred tax assets                      7,950       22,883
                                            --------     --------

DEFERRED TAX LIABILITIES:

Unearned revenue                              11,927       24,168
Depreciation                                   2,843        3,281
                                            --------     --------
Total deferred tax liabilities                14,770       27,449
                                            --------     --------

Net deferred tax liability                  $ (6,820)    $ (4,566)
                                            ========     ========

BALANCE SHEET CLASSIFICATION:

Current liabilities:
  Deferred taxes                              (8,770)      (5,461)
                                            --------     --------
      Net current deferred tax liability      (8,770)      (5,461)
                                            --------     --------
Non-current assets:
  Deferred taxes                               1,950          896
                                            --------     --------
     Net non-current deferred tax asset        1,950          896
                                            --------     --------

Net deferred tax liability                  $ (6,820)    $ (4,566)
                                            ========     ========

      The Company paid $92 of income taxes in 2000, and $7,314 of income taxes in 1999. In 2000, the Company generated $1,000 of tax credits, resulting in a tax credit carryover of $364.

                      STAFF LEASING, INC. AND SUBSIDIARIES

                       (in $000's, except per share data)

16. QUARTERLY FINANCIAL DATA (UNAUDITED):

      The following table presents certain unaudited results of operations data for the interim quarterly periods during the years ended December 31, 1999 and 2000. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with generally accepted accounting principles, have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period.


                                                             QUARTER ENDED
                    ------------------------------------------------------------------------------------------------------
                                        1999                                                 2000
                    ---------------------------------------------      ---------------------------------------------------
                     MAR. 31     JUNE 30    SEPT. 30     DEC. 31        MAR. 31      JUNE 30       SEPT. 30        DEC. 31
                    ---------   ---------   ---------   ---------      ---------    ---------     ---------      ---------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues........... $ 647,341   $ 664,264   $ 680,502   $ 709,778      $  731,315    $ 779,842     $ 783,645     $  809,438

Gross profit....... $  30,633   $  30,700   $  33,433   $  32,857      $   23,406    $  24,108     $  24,197     $   23,854

Gross profit
  margin...........       4.7%        4.6%        4.9%        4.6%            3.2%        3.1%           3.1%           2.9%
Operating
  income(loss) .... $   8,492   $   8,055   $   9,349   $   7,079      $   (1,642)   $  1,806)     $    (248)    $      (88)
Net income (loss).. $   5,614   $   4,989   $   6,410   $   4,638      $     (508)   $ (1,156)     $     660     $    1,608
Earnings per share
     - Basic        $     .26   $     .23   $     .30   $     .20      $     (.02)   $   (.05)     $     .03     $      .08
     - Diluted      $     .25   $     .22   $     .29   $     .21      $     (.02)   $   (.05)     $     .03     $      .08

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             ALLOWANCE FOR DOUBTFUL ACCOUNTS
  ------------------------------------------------------------------------------------
                                      (IN THOUSANDS)

  BALANCE            PROVISION        DETERMINED       ACCOUNT       BALANCE
  JANUARY 1, 2000    FOR BAD DEBTS    UNCOLLECTIBLE    RECOVERIES    DECEMBER 31, 2000
  ---------------    -------------    -------------    ----------    -----------------
  $          740    $         352    $        1,132    $      680   $              640
  ===============    =============    =============    ==========    =================

  BALANCE            PROVISION        DETERMINED       ACCOUNT       BALANCE
  JANUARY 1, 1999    FOR BAD DEBTS    UNCOLLECTIBLE    RECOVERIES    DECEMBER 31, 1999
  ---------------    -------------    -------------    ----------    -----------------
  $           802    $         306    $         737    $      369    $             740
  ===============    =============    =============    ==========    =================

  BALANCE            PROVISION        DETERMINED       ACCOUNT       BALANCE
  JANUARY 1, 1998    FOR BAD DEBTS    UNCOLLECTIBLE    RECOVERIES    DECEMBER 31, 1998
  ---------------    -------------    -------------    ----------    -----------------
  $           835    $         720    $         931    $      178    $             802
  ===============    =============    =============    ==========    =================

                                      S-1
