Form 10-Q
period 2001-03-31
STAFF LEASING INC
filed 2001-05-15
CIK 1035185

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2001.

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

     Class of common stock                        Outstanding as of May 10, 2001
     ---------------------                        ------------------------------
     Par value $0.01 per share                             20,612,562

                               TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION                                                   Page
                                                                                        ----

      ITEM 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .      3

         Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2000 and 2001 (unaudited). . . . . . . . . .      3

         Condensed Consolidated Balance Sheets as of December 31, 2000 and
           March 31, 2001 (unaudited). . . . . . . . . . . . . . . . . . . . . . . .      4

         Condensed Consolidated Statement of Changes in Shareholders' Equity for
           the three months ended March 31, 2001 (unaudited) . . . . . . . . . . . .      5

         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2000 and 2001 (unaudited). . . . . . . . . .      6


         Notes to Condensed Consolidated Financial Statements (unaudited). . . . . .      7


      ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations  . . . . . . . . . . . . . . . . . . . . .     10


PART II.        OTHER INFORMATION

      ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .     12

      ITEM 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .     13

      ITEM 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .     13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                     STAFF LEASING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                                    FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                -----------------------------------
                                                                      2000              2001
                                                                ---------------    ---------------
                                                                 (in 000's, except per share data)
                                                                ----------------------------------
Revenues                                                        $       731,315    $       752,298
                                                                ---------------    ---------------

Cost of services:

   Salaries, wages and payroll taxes                                    663,710            684,179

   Benefits, workers' compensation, state
       unemployment taxes and other costs                                44,199             44,463
                                                                ---------------    ---------------

             Total cost of services                                     707,909            728,642
                                                                ---------------    ---------------

Gross profit                                                             23,406             23,656
                                                                ---------------    ---------------

Operating expenses:

   Salaries, wages and commissions                                       15,392             16,038

   Other general and administrative                                       7,435              6,729

   Depreciation and amortization                                          2,221              2,062
                                                                ---------------    ---------------

             Total operating expenses                                    25,048             24,829
                                                                ---------------    ---------------

Operating loss                                                           (1,642)            (1,173)

Interest income, net                                                        956              1,090

Other non-operating expense                                                (127)                (4)
                                                                ---------------    ---------------

Loss before income taxes                                                   (813)               (87)

Income tax benefit                                                         (305)              (182)
                                                                ---------------    ---------------
Net (loss) income                                               $          (508)   $            95
                                                                ===============    ===============

Net (loss) income per share
   - Basic                                                      $          (.02)   $           .00
   - Diluted                                                    $          (.02)   $           .00
                                                                ===============    ================

Weighted average common shares outstanding

   - Basic                                                               21,707             20,641
   - Diluted                                                             21,708             20,644
                                                                ===============    ================

           See notes to condensed consolidated financial statements.

                     STAFF LEASING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                         December 31, 2000         March 31, 2001
                                                       ----------------------   ----------------------
                                                       (in $000's, except share and per share data)
                            ASSETS
Current assets:
  Cash and cash equivalents                                  $     51,269             $     48,241
  Certificates of deposit - restricted                              7,781                    7,781
  Marketable securities                                            37,918                   27,204
  Marketable securities- restricted                                 -                        7,926
  Accounts receivable, net                                         71,343                   63,936
  Other current assets                                              3,723                    4,230
                                                       ----------------------   ----------------------
         Total current assets                                     172,034                  159,318

Property and equipment, net                                        25,040                   24,459
Goodwill, net of accumulated amortization
  of $5,246 and $5,429, respectively                                9,426                    9,242
Deferred income tax asset                                             896                      759
Other assets                                                        4,942                    4,959
                                                       ----------------------   ----------------------
                                                             $    212,338             $    198,737
                                                       ======================   ======================

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued insurance premiums, health and
     workers' compensation reserves                          $     24,156             $     13,172
  Accrued payroll and payroll taxes                                75,386                   72,270
  Accounts payable and other accrued liabilities                    5,457                    5,290
  Income taxes payable                                                195                    1,288
  Deferred income tax liability                                     5,461                    5,276
  Customer deposits and prepayments                                 3,298                    3,077
                                                       ----------------------   ----------------------
         Total current liabilities                                113,953                  100,373

Long-term accrued health and workers' compensation
  reserves                                                         20,530                   20,530
Other long-term liabilities                                           395                      404

Commitments and contingencies (See notes)

Shareholders' equity :
  Common stock, $.01 par value                                        207                      206
         Shares authorized:          100,000,000
         Shares issued and outstanding:
               December 31, 2000 -    20,651,107
               March 31, 2001 -       20,612,562
  Additional paid in capital                                       38,960                   38,825
  Retained earnings                                                38,305                   38,400
  Other                                                               (12)                      (1)
                                                       ----------------------   ----------------------
         Total shareholders' equity                                77,460                   77,430
                                                       ----------------------   ----------------------
                                                             $    212,338             $    198,737
                                                       ======================   ======================

           See notes to condensed consolidated financial statements.

                     STAFF LEASING, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   UNAUDITED

                                                                         Accumulated
                                     Common                 Additional       Other
                                     Stock       Common        Paid In   Comprehensive   Retained
                                    (shares)      Stock        Capital   Income (Loss)   Earnings       Total

                                                            (in $000's except share data)

Balance, January 1, 2001            20,651,107     $  207     $ 38,960       $ (12)       $ 38,305      $ 77,460
Repurchase and retirement of
  common stock                         (38,545)       (1)         (135)                                     (136)
Comprehensive Income:

    Unrealized gain on
    marketable securities                                                       11

    Net income                                                                                  95


Total comprehensive income                                                                                   106
                                 --------------- --------   ------------ -------------- -----------   -----------
Balance, March 31, 2001             20,612,562     $  206     $ 38,825       $  (1)       $ 38,400      $ 77,430
                                 =============== ========   ============ ============== ===========   ===========

           See notes to condensed consolidated financial statements.

                     STAFF LEASING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                 For the three months ended
                                                                                         March 31,
                                                                          -----------------------------------------
                                                                                 2000                  2001
                                                                          --------------------   ------------------
                                                                                        (in $000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                        $   (508)               $    95
    Adjustments to reconcile net (loss) income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                         2,221                  2,062
          Deferred taxes, net                                                  (1,456)                   (41)
          Provision for bad debts                                                 150                    150
          Other                                                                  (163)                   (49)
          Changes in operating working capital:
             Increase in certificates of deposit - restricted                      (4)                     -
             (Increase) decrease in accounts receivable                          (956)                 7,257
             Decrease (increase) in other current assets                        6,309                   (507)
             (Decrease) increase in  accounts payable and other
               accrued liabilities                                             (4,885)                  (167)
             Increase (decrease) in accrued payroll and payroll
              taxes                                                            14,578                 (3,116)
             Increase (decrease) in accrued insurance premiums,
                health and workers' compensation reserves                       4,522                (10,984)
             Increase in income taxes payable                                     261                  1,093
             Decrease in customer deposits and
               prepayments                                                        (36)                  (221)
            Decrease (increase) in other long-term assets                          48                    (17)
            (Decrease) increase in other long-term
              liabilities                                                          (1)                     9
                                                                          --------------------   ------------------
       Net cash provided by (used in) operating activities                     20,080                 (4,436)
                                                                          --------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                        (42,469)               (70,450)
    Maturities of marketable securities                                        29,659                 73,300
    Capital expenditures                                                            -                 (1,306)
                                                                          --------------------   ------------------
       Net cash (used in) provided by investing activities                    (12,810)                 1,544
                                                                          --------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase and retirement of common stock                                      (3)                  (136)
                                                                          --------------------   ------------------
       Net cash used in financing activities                                       (3)                  (136)
                                                                          --------------------   ------------------
    Net increase (decrease) in cash and cash equivalents                        7,267                 (3,028)
Cash and cash equivalents - beginning of period                                23,081                 51,269
                                                                          --------------------   ------------------
Cash and cash equivalents - end of period                                    $ 30,348               $ 48,241
                                                                          ====================   ==================

Supplemental disclosure of cash flow information:

    Income taxes paid                                                        $     11               $  1,233
                                                                          ====================   ==================

    Interest paid                                                            $      -               $      -
                                                                          ====================   ==================

           See notes to condensed consolidated financial statements.

                     STAFF LEASING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 (in $000's, except share and per share data)

1.   GENERAL

     The accompanying unaudited condensed consolidated financial statements of Staff Leasing, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-K. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

     The Company's operations are currently conducted through a number of subsidiary limited partnerships (the "OLPs") and limited liability corporations
(LLCs). The consolidated operations of the Company exclude intercompany accounts and transactions. Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.

2.   SUBSEQUENT EVENTS

     On April 25, 2001, Staff Leasing proceeded with its previously announced national expansion efforts and opened second offices in Atlanta, Georgia and Phoenix, Arizona.

     On April 30, 2001, Staff Leasing paid dividends totaling $1.03 million ($.05 per share) to stockholders of record as of April 16, 2001.

3.   ACCOUNTS RECEIVABLE

     Accounts receivable, net, consisted of the following:

                                                          December 31,  March 31,
                                                             2000         2001
                                                          -------      -------
Billed to clients ...................................... $  9,207     $  4,925
Unbilled revenues ......................................   62,776       59,802
                                                          -------      -------
                                                           71,983       64,727
      Less:   Allowance for doubtful accounts............    (640)       (791)
                                                          -------      -------
                                                         $ 71,343     $ 63,936
                                                          =======       =======

4.   PROPERTY AND EQUIPMENT

     Property and equipment (at cost) was comprised of the following:

                                                             December 31,  March 31,
                                                                2000         2001
                                                              -------       -------
Leasehold improvements...................................... $  2,173     $  2,216
Furniture and fixtures......................................    3,252        3,282
Vehicles....................................................       66           39
Equipment...................................................    2,862        2,829
Computer hardware and software..............................   40,035       41,237
                                                              -------       ------
Total property and equipment................................   48,388       49,603
      Less accumulated depreciation.......................... (23,348)     (25,144)
                                                              -------      -------
                                                             $ 25,040     $ 24,459
                                                              =======      =======

     For the three months ended March 31, 2001 depreciation expense was $1,879.

                     STAFF LEASING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- (CONTINUED)
                 (in $000's, except share and per share data)

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

6.   EQUITY

     In August 1998, the Company's Board of Directors approved a program to repurchase up to two million shares of the Company's common stock. Purchases could be made from time to time depending upon the Company's stock price, and were to be made primarily in the open market, but also could be made through privately negotiated transactions. In January 1999, the Company's Board of Directors increased this share repurchase plan to three million shares. During the first quarter of 2001, the Company repurchased 38,545 shares at a cost of $136,000 to complete the entire three million share repurchase program.

7.   INCOME TAXES

     The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company's assets and liabilities. The Company's effective tax rate provides for federal and state income taxes. For the three months ended March 31, 2001, the Company recognized an income tax benefit as a result of a net loss from operations, tax-exempt interest income and income tax credits.

8.   EARNINGS PER SHARE (EPS)

     The number of common stock equivalents included in the diluted weighted average shares outstanding for the three months ended March 31, 2000 and 2001, related to warrants issued in connection with the Company's reorganization and initial public offering, was 0 and 0, respectively. All warrants expired as of March 31, 2001. Also included as common stock equivalents in diluted weighted average shares outstanding were options granted under the Company's stock option plan, which totaled 830 and 3,354 for the three months ended March 31, 2000 and 2001, respectively.

                     STAFF LEASING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- (CONTINUED)

     The reconciliation of net income (loss) attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three months ending March 31, 2000 and 2001 is as follows:

                                                       Income             Shares         Per Share
                                                       (loss)
                                                    (Numerator)       (Denominator)        Amount
                                                  -----------------  -----------------  -------------
                                                    (in $000's)         (in 000's)
For the Three Months Ended March 31, 2000:
-----------------------------------------
Basic EPS :

Net loss                                           $     (508)             21,707        $ (0.02)

Effect of dilutive securities:
Options                                                                         1
                                                                     -----------------
Diluted EPS :
Net loss                                           $     (508)             21,708        $ (0.02)
                                                   =================  =================  =============

For the Three Months Ended March 31, 2001:
-----------------------------------------
Basic EPS :

Net income                                         $       95              20,641        $  0.00

Effect of dilutive securities:
Options                                                                         3
                                                                      -----------------
Diluted EPS :
Net income                                         $       95              20,644        $  0.00
                                                  =================  =================  =============

ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table presents the Company's results of operations for the three months ended March 31, 2000 and 2001, expressed as a percentage of revenues:

                                              FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                              --------------------------
                                                     2000     2001
                                                     ----     ----
Revenues...................................          100.0%   100.0%
Cost of services:
  Salaries, wages and payroll taxes........           90.8       90.9
  Benefits, workers' compensation, state
     unemployment taxes and other costs....            6.0        5.9
                                                      -----    -----
          Total cost of services...........           96.8       96.8
                                                      -----    -----
Gross profit...............................            3.2        3.2
                                                      -----    -----
Operating expenses:
  Salaries, wages and commissions..........            2.1        2.1
  Other general and administrative.........            1.0         .9
  Depreciation and amortization............             .3         .3
                                                       -----    -----
          Total operating costs............            3.4        3.3
                                                       -----    -----
Operating loss ............................            (.2)       (.1)
Interest income ...........................             .1         .1
                                                       -----    -----
Loss before income taxes...................            (.1)        .0
Income tax benefit ........................             .0         .0
                                                       -----    -----
Net (loss) income..........................            (.1)        .0
                                                       =====    =====

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Revenues were $752.3 million for the three months ended March 31, 2001, compared to $731.3 million for the three months ended March 31, 2000, representing an increase of $21.0 million, or 2.9%. Revenue growth was primarily due to the Company's new client selection strategy of enrolling larger clients with higher wage employees. From March 31, 2000 to March 31, 2001, the number of clients decreased 18.1% from 10,395 to 8,515. The number of average paid worksite employees decreased 7.1%, from 115,046 to 106,821. During the first quarter of 2001, the Company terminated client relationships with approximately 3,500 employees that were unprofitable or running low payroll volumes per employee.

     Cost of services was $728.6 million for the three months ended March 31, 2001, compared to $707.9 million for the three months ended March 31, 2000, representing an increase of $20.7 million, or 2.9%. Cost of services was 96.8% of revenues for the three months ended March 31, 2001 and 2000.

     Salaries, wages and payroll taxes of worksite employees were $684.2 million for the three months ended March 31, 2001, compared to $663.7 million for the three months ended March 31, 2000, representing an increase of $20.5 million, or 3.1%.

     Benefits, workers' compensation, state unemployment taxes and other costs were $44.5 million for the three months ended March 31, 2001, compared to $44.2 million for the three months ended March 31, 2000, representing an increase of $.3 million, or .7%. In 2001, the Company has a workers' compensation program with CNA. This program is an insured loss sensitive program for a term of one year. An accrual for the workers' compensation costs for the first quarter of 2001 was made based on prior loss experience, the Company's business mix, and actual claims for the first quarter. Accruals for subsequent periods will be affected by further changes in the Company's business mix and actual claims experience. The final costs of coverage will be determined by the actual claims experience over time as claims close and by the administrative costs of the program. In 2000, the Company had workers' compensation programs with CNA and the Texas Workers' Compensation Insurance Fund (Texas Fund). The Texas Fund was the provider of workers' compensation insurance for clients based in Texas. The Texas Fund program was a guaranteed cost insurance arrangement with a term of one year that expired December 31, 2000. For the remainder of the country, the Company's workers' compensation program was an insured loss sensitive program with CNA.

     Gross profit was $23.7 million for the three months ended March 31, 2001, compared to $23.4 million for the three months ended March 31, 2000, representing an increase of $.3 million, or 1.3%. Gross profit was 3.3% of revenues for the three months ended March 31, 2001, compared to 3.2% for the three months ended March 31, 2000.

     Operating expenses were $24.8 million for the three months ended March 31, 2001, compared to $25.0 million for the three months ended March 31, 2000, representing a decrease of $.2 million, or .8%. Operating expenses were 3.3% of revenues for the three months ended March 31, 2001, compared to 3.4% for the three months ended March 31, 2000.

     Salaries, wages and commissions were $16.0 million for the three months ended March 31, 2001, compared to $15.4 million for the three months ended March 31, 2000, representing an increase of $.6 million, or 3.9%. This increase was due primarily to a one-time charge related to severance payments in the first quarter of 2001. Salaries, wages and commissions were 2.1% of revenues for the three months ended March 31, 2001 and 2000.

     Other general and administrative expenses were $6.7 million for the three months ended March 31, 2001, compared to $7.4 million for the three months ended March 31, 2000, representing a decrease of $.7 million, or 9.5%. Other general and administrative expenses were .9% of revenues for the three months ended March 31, 2001, compared to 1.0% for the three months ended March 31, 2000.

     Depreciation and amortization expenses decreased by $.2 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, representing a decrease of 7.2%.

     Interest income was $1.0 million for the three months ended March 31, 2001 and 2000.

     Income tax benefit of $.2 million for the three months ended March 31, 2001 was the result of a net loss from operations, tax-exempt interest income and income tax credits. The Company's effective tax rate for financial reporting purposes differs from the statutory federal rate of 34% primarily because of state income taxes and tax credits.

     Net income was $.1 million for the three months ended March 31, 2001, compared to a net loss of $.5 million for the three months ended March 31, 2000, representing an increase of $.6 million or 120%.

Liquidity and Capital Resources

     The Company had approximately $91.2 million in cash, cash equivalents, restricted cash and marketable securities at March 31, 2001.

     The Company had no long-term debt as of March 31, 2001. In July 1999, the Company entered into an agreement with Bank of America for a $10 million revolving line of credit to provide for intraday working capital needs. Borrowings under the credit facility bear interest at variable rates based on the lenders' base rate or LIBOR. No borrowings have been made against the credit line. At March 31, 2001, the Company had net working capital of $58.9 million versus $58.1 million as of December 31, 2000, representing an improvement of $.8 million, or 1.4%.

     The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. As of March 31, 2001, the Company had $7.8 million of restricted certificates of deposit, with original maturities of less than one year, as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans and $7.9 million in restricted securities related to a workers' compensation collateral trust agreement with CNA.

     Net cash used in operating activities was $4.4 million for the three months ended March 31, 2001 compared to net cash provided by operating activities of $20.1 million for the three months ended March 31, 2000, representing a decrease of $24.5 million, or 121.9%.

     In the quarter ending March 31, 2001, $136,000 was used to repurchase 38,545 shares of common stock under the Company's stock repurchase program. In the quarter ending March 31, 2000, 7,780 restricted shares were repurchased from a former employee in accordance with the terms of the Company's restricted plan.

     The Company did not pay any cash dividends prior to March 14, 2001. On that date, the Board of Directors declared a cash dividend of $0.05 per share of Common Stock, payable on April 30, 2001 to holders of record on April 16, 2001. While this dividend declaration is part of an intended regular quarterly dividend program, any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

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

PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings

     Lawrence E. Egle v. Staff Leasing, Inc., et al. On April 30, 1999, a
     ----------------------------------------------
shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys' and experts' fees. Defendants and counsel for the putative plaintiff class have reached a preliminary agreement on terms of a settlement, following mediation. The settlement is subject to court approval, following notice to the putative class. Management does not expect any settlement to have a material effect on the Company's financial position.

     The Company is a party to certain pending claims which have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved.

ITEM. 5.  Other Information:

     Gregory M. Nichols was hired in January 2001 as Senior Vice President of Human Resources and General Counsel. Mr. Nichols was previously employed as Vice President of Human Resources and General Counsel at Greyhound Leisure Services, Inc. in Miami, Florida and from 1994 to 1998 was the Corporate Counsel for g. Neil Companies in Sunrise, Florida. He was Director of Human Resources and Corporate counsel from 1990 to 1994 at System One Corporation, a subsidiary of Continental Airlines. He received a law degree from the University of Miami in 1989 and Masters of Business Administration from the University of Tampa in 1983.

     In February 2001, Staff Leasing and Oracle Corporation announced a strategic partnership to provide online human resource solutions to small and medium-sized businesses through Oracle.com. Staff Leasing will offer services ranging from basic payroll processing to payroll processing and human resource management solutions to include the full package of Staff Leasing's core competencies, but offered without the traditional co-employer relationship of a professional employer organization.

ITEM 6.   Exhibits and Reports on Form 8-K

      (a)      Exhibits

EXHIBIT
  NO.                      DESCRIPTION
-------                    -----------

10.26 Employment offer letter dated November 22, 2000 from Staff Leasing, Inc. accepted by Gregory M. Nichols.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     STAFF LEASING, INC.



Dated:  May 15, 2001                                  /s/ Michael K. Phippen
--------------------------------------------------------------------------------
                                                      Michael K. Phippen
                                                      Chairman of the Board,
                                                      Chief Executive Officer
                                                      (Principal Executive
                                                      Officer)


Dated:  May 15, 2001                                  /s/ John E. Panning
--------------------------------------------------------------------------------
                                                      John E. Panning
                                                      Chief Financial Officer,
                                                      and a Director (Principal
                                                      Financial and Accounting
                                                      Officer)