Form 10-Q
period 2001-06-30
STAFF LEASING INC
filed 2001-08-14
CIK 1035185

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001.

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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

   Class of common stock                     Outstanding as of June 30, 2001
   ---------------------                     -------------------------------
   Par value $0.01 per share                             20,612,562

                               TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                           Page
                                                                           ----

   ITEM 1. Financial Statements............................................  3

     Condensed Consolidated Statements of Operations for the
       three and six months ended June 30, 2000 and 2001   (unaudited).....  3

     Condensed Consolidated Balance Sheets as of December 31, 2000
       and June 30, 2001 (unaudited).......................................  4

     Condensed Consolidated Statement of Changes in Shareholders'
       Equity for the six months ended June 30, 2001 (unaudited)...........  5

     Condensed Consolidated Statements of Cash Flows for the
       six months ended June 30, 2000 and 2001 (unaudited).................  6

     Notes to Condensed Consolidated Financial Statements (unaudited)......  7


   ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................... 11


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings.............................................. 14

   ITEM 4.  Submission of Matter to a Vote of Security Holders............. 15

   ITEM 5.  Other Information.............................................. 15

   ITEM 6.  Exhibits and Reports on Form 8-K............................... 15


SIGNATURES................................................................. 16

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                     STAFF LEASING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                                       FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30,                     JUNE 30,
                                                                    -----------------------------------------------------------
                                                                           2000            2001          2000           2001
                                                                    -----------------------------------------------------------
                                                                                 (in $000's, except per share data)
Revenues                                                                 $779,842        $787,041     $1,511,157      $1,539,340
                                                                       ------------    ------------  -------------  --------------

Cost of services:

 Salaries, wages and payroll taxes                                        710,296         718,184      1,374,005       1,402,363

 Benefits, workers' compensation, state unemployment taxes and
   other costs                                                             45,438          45,811         89,638          90,274
                                                                       ------------    ------------  -------------  --------------

       Total cost of services                                             755,734         763,995      1,463,643       1,492,637
                                                                       ------------    ------------  -------------  --------------

Gross profit                                                               24,108          23,046         47,514          46,703
                                                                       ------------    ------------  -------------  --------------

Operating expenses:

 Salaries, wages and commissions                                           15,659          14,667         31,050          30,705

 Other general and administrative                                           8,067           7,252         15,503          13,981

 Depreciation and amortization                                              2,188           2,057          4,409           4,119
                                                                       ------------    ------------  -------------  --------------

       Total operating expenses                                            25,914          23,976         50,962          48,805
                                                                       ------------    ------------  -------------  --------------

Operating loss                                                             (1,806)           (930)        (3,448)         (2,102)

Interest income, net                                                        1,181             859          2,137           1,948

Other non operating expense                                                (1,224)             (3)        (1,352)             (7)
                                                                       ------------    ------------  -------------  --------------

Loss before income taxes                                                   (1,849)            (74)        (2,663)           (161)

Income tax benefit                                                           (693)           (183)          (999)           (364)
                                                                       ------------    ------------  -------------  --------------

Net (loss) income                                                        $ (1,156)       $    109     $   (1,664)    $       203
                                                                       ============    ============  ============= ===============

Net (loss) income per share
    - Basic                                                                 $(.05)           $.01          $(.08)           $.01
    - Diluted                                                               $(.05)           $.01          $(.08)           $.01
                                                                       ============    ============  ============= ===============
Weighted average common shares outstanding
    - Basic                                                                21,585          20,613         21,646          20,627
    - Diluted                                                              21,586          20,628         21,647          20,636
                                                                       ============    ============  ============= ===============

           See notes to condensed consolidated financial statements.

                     STAFF LEASING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                                                   December 31, 2000         June 30, 2001
                                                                                  -------------------      ------------------
                                                                                (in $000's, except share and per share data)
                                   ASSETS
Current assets:

 Cash and cash equivalents                                                            $     51,269           $     46,486
 Certificates of deposit - restricted                                                        7,781                  7,783
 Marketable securities                                                                      37,918                 23,267
 Marketable securities- restricted                                                               -                 15,891
 Accounts receivable, net                                                                   71,343                 62,885
 Other current assets                                                                        3,723                  4,171
                                                                                    -----------------      ------------------
    Total current assets                                                                   172,034                160,483

Property and equipment, net                                                                 25,040                 25,042
Goodwill, net of accumulated amortization
  of $5,612 and $5,246, respectively                                                         9,426                  9,059
Deferred income tax asset                                                                      896                    623
Other assets                                                                                 4,942                  3,710
                                                                                    -----------------      ------------------
                                                                                      $    212,338           $    198,917
                                                                                    =================      ==================
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

 Accrued insurance premiums, health and
   workers' compensation reserves                                                     $     24,156           $     19,500
 Accrued payroll and payroll taxes                                                          75,386                 69,443
 Accounts payable and other accrued liabilities                                              5,457                  4,157
 Income taxes payable                                                                          195                      -
 Deferred income tax liability                                                               5,461                  5,087
 Customer deposits and prepayments                                                           3,298                  3,500
                                                                                    -----------------      ------------------
    Total current liabilities                                                              113,953                101,687

Long-term accrued health and workers' compensation
  reserves                                                                                  20,530                 20,354
Other long-term liabilities                                                                    395                    362

Commitments and contingencies (See notes)

Shareholders' equity:
  Common stock, $.01 par value                                                                 207                    206
    Shares authorized:  100,000,000
    Shares issued and outstanding:
        December 31, 2000 -   20,651,107
        June 30, 2001 - 20,612,562
 Additional paid in capital                                                                 38,960                 38,825
 Retained earnings                                                                          38,305                 37,477
 Accumulated other comprehensive (loss) income                                                 (12)                     6
                                                                                    -----------------      ------------------
    Total shareholders' equity                                                              77,460                 76,514
                                                                                    -----------------      ------------------
                                                                                      $    212,338           $    198,917
                                                                                    =================      ==================

           See notes to condensed consolidated financial statements.

                     STAFF LEASING, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   UNAUDITED

                                   Common                  Additional     Accumulated Other
                                    Stock       Common       Paid In        Comprehensive       Retained
                                  (shares)       Stock       Capital        Income (Loss)       Earnings            Total
                                                            (in $000's except share data)
Balance, January 1, 2001         20,651,107     $  207      $  38,960         $ (12)            $ 38,305          $ 77,460

Repurchase and retirement
 of common stock                    (38,545)        (1)          (135)                                                (136)

Dividends Paid                                                                                    (1,031)           (1,031)

Comprehensive Income:
  Unrealized gain on
    marketable securities                                                        18
  Net income                                                                                         203

Total comprehensive income                                                                                             221
                               --------------  ---------   ------------    -----------       -------------     -------------
Balance, June 30, 2001           20,612,562     $  206      $  38,825         $   6             $ 37,477          $ 76,514
                               ==============  =========   ============    ===========       =============     =============


           See notes to condensed consolidated financial statements.

                     STAFF LEASING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                  For the six months ended
                                                                                          June 30,
                                                                          -----------------------------------------
                                                                                 2000                  2001
                                                                          --------------------   ------------------
                                                                                        (in $000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net(loss) income                                                       $   (1,664)            $      203
    Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
          Depreciation and amortization                                         4,409                  4,119
          Deferred tax benefit                                                 (1,345)                   (90)
          Provision for bad debts                                                 300                    219
          Other                                                                  (222)                   (70)
          Changes in operating assets and liabilities:
             Certificates of deposit- restricted                                   (4)                    (2)
             Accounts receivable                                              (10,604)                 8,239
             Other current assets                                               5,935                   (448)
             Accounts payable and other accrued liabilities                    (5,197)                (1,300)
             Accrued payroll and payroll taxes                                 21,059                 (5,943)
             Accrued insurance premiums, health and workers'
                compensation reserves                                          17,856                 (4,656)
             Income taxes payable                                                   -                   (195)
             Customer deposits and prepayments                                    498                    202
            Other long-term assets                                             (1,128)                 1,232
            Health and workers' compensation
                reserves - long term                                                -                   (176)
            Other long-term liabilities                                           (10)                   (33)
                                                                          ----------------       --------------
       Net cash provided by operating activities                               29,883                  1,301
                                                                          ----------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                        (84,791)               (96,299)
    Maturities of marketable securities                                        68,809                 95,150
    Capital expenditures                                                       (1,333)                (3,768)
                                                                          ----------------       --------------
       Net cash used in investing activities                                  (17,315)                (4,917)
                                                                          ----------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of cash dividend to shareholders                                        -                 (1,031)
    Repurchase and retirement of common stock                                  (1,055)                  (136)
                                                                          ----------------       --------------
       Net cash used in financing activities                                   (1,055)                (1,167)
                                                                          ----------------       --------------
    Change in cash and cash equivalents                                        11,513                 (4,783)
Cash and cash equivalents - beginning of period                                23,081                 51,269
                                                                          ----------------       --------------
Cash and cash equivalents - end of period                                    $ 34,594               $ 46,486
                                                                          ================       ==============

Supplemental disclosure of cash flow information:
    Income taxes paid                                                        $     63               $    302
                                                                          ================       ==============

    Interest paid                                                            $      -               $      -
                                                                          ================       ==============

           See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  (in $000's, except share and per share data)


1. GENERAL

   The accompanying unaudited condensed consolidated financial statements of Staff Leasing, Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-K. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

   The Company's operations are currently conducted through a number of subsidiary limited partnerships (the "OLPs") and limited liability corporations (the "LLCs"). The consolidated operations of the Company exclude intercompany accounts and transactions. Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.

   New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which is effective for the Company on January 1, 2002. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.


2. SUBSEQUENT EVENTS

   On July 31, 2001, Staff Leasing paid dividends totaling $1.03 million ($.05 per share) to stockholders of record as of July 16, 2001

   On August 3, 2001, the Company announced it would begin doing business using the name Gevity HR. The new identity is intended to more accurately reflect the role of the Company, which is to provide human resource solutions to its clients. As part of the change in its business name, the Company has taken the steps necessary to initiate the change of the names of its OLPs and LLCs. On August 20, 2001, Staff Leasing, Inc. will change its Nasdaq ticker symbol from STFF to GVTY.

3. ACCOUNTS RECEIVABLE

 Accounts receivable, net, consists of the following:

                                                           December 31,           June 30,
                                                               2000                 2001
                                                            ----------            --------
Billed to clients.......................................... $ 9,207               $ 4,946
Unbilled revenues..........................................  62,776                58,761
                                                            -------               -------
                                                             71,983                63,707
     Less:  Allowance for doubtful accounts................    (640)                 (822)
                                                            -------               -------
                                                            $71,343               $62,885
                                                            =======               =======

                     STAFF LEASING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 (in $000's, except share and per share data)


4. PROPERTY AND EQUIPMENT

 Property and equipment (at cost) was comprised of the following:

                                                        December 31,  June 30,
                                                           2000         2001
                                                         -------      --------
Leasehold improvements................................   $ 2,173      $  2,248
Furniture and fixtures................................     3,252         3,318
Vehicles..............................................        66            25
Equipment.............................................     2,862         2,816
Computer hardware and software........................    40,035        43,602
                                                        --------      --------
Total property and equipment..........................    48,388        52,009
 Less accumulated depreciation........................   (23,348)      (26,967)
                                                        --------      --------
                                                        $ 25,040      $ 25,042
                                                        ========      ========

  Depreciation expense was $4,042 and $3,753 for the six months ended June 30, 2000 and 2001, respectively.


5. COMMITMENTS AND CONTINGENCIES

   On April 30, 1999, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys' and experts' fees. Defendants and counsel for the putative plaintiff class have reached a preliminary agreement on terms of a settlement, following mediation. The settlement is subject to court approval, following notice to the putative class. Management does not expect this settlement to have a material effect on the Company's financial position.

   The Company is a party to certain pending claims that have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved.

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

7. INCOME TAXES

   The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company's assets and liabilities. The Company's effective tax rate provides for federal and state income taxes. For the six months ended June 30, 2001, the Company recognized an income tax benefit as a result of a net loss from operations, tax-exempt interest income and income tax credits.


8. EARNINGS PER SHARE (EPS)

   There were no common stock equivalents included in the diluted weighted average shares outstanding for the three and six months ended June 30, 2000, related to warrants issued in connection with the Company's reorganization and initial public offering. All such warrants expired as of March 31, 2001. Included as common stock equivalents in diluted weighted average shares outstanding were options granted under the Company's stock option plans, which totaled 1,769 and 1,300 for the three and six months ended June 30, 2000, respectively, and 15,745 and 9,550 for the three and six months ended June 30, 2001, respectively.

                     STAFF LEASING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- (CONTINUED)

  The reconciliation of net income (loss) attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 2000 and 2001 is as follows:

                                                                      Income
                                                                      (Loss)                    Shares                 Per Share
                                                                   (Numerator)              (Denominator)                Amount
                                                              -------------------     -----------------------     -----------------
                                                                   (in $000's)                (in 000's)
For the Three Months Ended June 30, 2000:
-----------------------------------------
Basic EPS:
----------
Net loss                                                                  $(1,156)                     21,585                 $(.05)
Effect of dilutive securities:
Warrants                                                                                                    -
Options                                                                                                     1
                                                                                      -----------------------
Diluted EPS:
------------
Net loss                                                                  $(1,156)                     21,586                 $(.05)
                                                              ===================     =======================     =================

For the Six Months Ended June 30, 2000:
---------------------------------------
Basic EPS:
----------
Net loss                                                                  $(1,664)                     21,646                 $(.08)
Effect of dilutive securities:
Warrants                                                                                                    -
Options                                                                                                     1
                                                                                      -----------------------
Diluted EPS:
------------
Net loss                                                                  $(1,664)                     21,647                 $(.08)
                                                              ===================     =======================     =================
For the Three Months Ended June 30, 2001:
-----------------------------------------
Basic EPS:
----------

Net income                                                                   $109                     20,613                $0.01
Effect of dilutive securities:
Warrants                                                                                                   -
Options                                                                                                   15
                                                                                     -----------------------
Diluted EPS:
------------
Net income                                                                   $109                     20,628                $0.01
                                                              ===================    =======================    =================

For the Six Months Ended June 30, 2001:
---------------------------------------
Basic EPS:
----------
Net income                                                                   $203                     20,627                $ .01
Effect of dilutive securities:
Warrants                                                                                                   -
Options                                                                                                    9
                                                                                     -----------------------
Diluted EPS:
------------
Net income                                                                   $203                     20,636                $ .01
                                                              ===================    =======================    =================

ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  The following table presents the Company's results of operations for the three and six months ended June 30, 2000 and 2001, expressed as a percentage of revenues:

                                            FOR THE THREE       FOR THE SIX
                                            MONTHS ENDED        MONTHS ENDED
                                               JUNE 30,           JUNE 30,
                                            -------------      -------------

                                            2000    2001       2000     2001
                                            ----    ----       ----     ----
Revenues.................................   100.0%  100.0%     100.0%  100.0%
Cost of services:
 Salaries, wages and payroll taxes.......    91.1    91.3       90.9    91.1
 Benefits, workers' compensation, state
  unemployment taxes and other costs.....     5.8     5.8        5.9     5.9
                                            -----   -----      -----   -----


   Total cost of services................    96.9    97.1       96.8    97.0
                                            -----   -----      -----   -----

Gross profit.............................     3.1     2.9        3.2     3.0
                                            -----   -----      -----   -----

Operating expenses:
 Salaries, wages and commissions.........     2.0     1.9        2.1     2.0
 Other general and administrative........     1.0      .9        1.0      .9
 Depreciation and amortization...........      .3      .2         .3      .2
                                            -----   -----      -----   -----

Total operating expenses.................     3.3     3.0        3.4     3.1
                                            -----   -----      -----   -----

Operating loss...........................     (.2)    (.1)       (.2)    (.1)
Interest income, net.....................      .2      .1         .1      .1
Other non-operating expenses.............     (.2)     .0        (.1)     .0
                                            -----   -----      -----   -----

Loss (income) before income taxes........     (.2)     .0        (.2)     .0
Income tax benefit.......................      .1      .0         .1      .0
                                            -----   -----      -----   -----

Net loss (income)........................     (.1)     .0        (.1)     .0
                                            =====   =====      =====   =====

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

   Revenues were $787.0 million for the three months ended June 30, 2001, compared to $779.8 million for the three months ended June 30, 2000, representing an increase of $7.2 million, or 1.0%. Revenue growth was primarily due to the Company's new client selection strategy of enrolling larger clients with higher wages per paid worksite employee. The number of average paid worksite employees decreased 9.0%, from 116,591 to 106,118. From June 30, 2000 to June 30, 2001, the number of clients decreased 15.6% from 9,809 to 8,279. During the second quarter of 2001, the Company terminated client relationships with approximately 1,600 employees that were unprofitable or running low payroll volumes per employee.

   Cost of services was $764.0 million for the three months ended June 30, 2001, compared to $755.7 million for the three months ended June 30, 2000, representing an increase of $8.3 million, or 1.1%. Cost of services was 97.1% of revenues for the three months ended June 30, 2001, compared to 96.9% of revenues for the three months ended June 30,2000.

   Salaries, wages and payroll taxes of worksite employees were $718.2 million for the three months ended June 30, 2001, compared to $710.3 million for the three months ended June 30, 2000, representing an increase of $7.9 million, or 1.1%.

   Benefits, workers' compensation, state unemployment taxes and other costs were $45.8 million for the three months ended June 30, 2001, compared to $45.4 million for the three months ended June 30, 2000, representing an increase of $.4 million, or 0.9%. The increase was primarily due to increased participation in insurance programs and an increase in SUTA rates in the state of Florida. In 2001, the Company has a workers' compensation program with CNA.

This program is an insured loss sensitive program for a term of one year. An accrual for the workers' compensation costs for the second quarter of 2001 was made based on prior loss experience, the Company's business mix, and actual claims for the second quarter. Accruals for subsequent periods will be affected by further changes in the Company's business mix and actual claims experience. The final costs of coverage will be determined by the actual claims experience over time as claims close and by the administrative costs of the program. In 2000, the Company had workers' compensation programs with CNA and the Texas Workers' Compensation Insurance Fund (Texas Fund). The Texas Fund was the provider of workers' compensation insurance for clients based in Texas. The Texas Fund program was a guaranteed cost insurance arrangement with a term of one year that expired December 31, 2000. For the remainder of the country, the Company's workers' compensation program was an insured loss sensitive program with CNA.

   Gross profit was $23.0 million for the three months ended June 30, 2001, compared to $24.1 million for the three months ended June 30, 2000, representing a decrease of $1.1 million, or 4.6%. Gross profit was 2.9% of revenues for the three months ended June 30, 2001, compared to 3.1% for the three months ended June 30, 2000.

   Operating expenses were $24.0 million for the three months ended June 30, 2001, compared to $25.9 million for the three months ended June 30, 2000, representing a decrease of $1.9 million, or 7.3%. Operating expenses were 3.0% of revenues for the three months ended June 30, 2001, compared to 3.3% for the three months ended June 30, 2000.

   Salaries, wages and commissions were $14.7 million for the three months ended June 30, 2001, compared to $15.7 million for the three months ended June 30, 2000, representing a decrease of $1.0 million, or 6.4%. Salaries and wages for the second quarter of 2001 decreased from the second quarter of 2000 primarily due to a reduction of internal employees in the first half of 2001 and unusual expenses of $.5 million in the second quarter of 2000 related to management reorganization.

   Other general and administrative expenses were $7.3 million for the three months ended June 30, 2001, compared to $8.1 million for the three months ended June 30, 2000, representing an decrease of $.8 million, or 9.9%. Other general and administrative expenses were .9% of revenues for the three months ended June 30, 2001, compared to 1.0% for the three months ended June 30, 2000.

   Depreciation and amortization expenses decreased by $.1 million for the three months ended June 30, 2001, compared to the three months ended June 30, 2000, representing a decrease of 6.0%.

   Interest income was $.9 million for the three months ended June 30, 2001 and $1.2 million for the three months ended June 30, 2000.

   Income tax benefit of $.2 million for the three months ended June 30, 2001 was the result of a net loss from operations, tax-exempt interest income and income tax credits. The Company's effective tax rate for financial reporting purposes differs from the statutory federal rate of 34% primarily because of state income taxes and tax credits.

   Net income was $.1 million for the three months ended June 30, 2001, compared to a net loss of $1.2 million for the three months ended June 30, 2000, representing a decrease of $1.3 million or 108.3%.


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

   Revenues were $1,539.3 million for the six months ended June 30, 2001, compared to $1,511.2 million for the six months ended June 30, 2000, representing an increase of $28.1 million, or 1.9%. Revenue growth was primarily due to the Company's new client selection strategy of enrolling larger clients with higher wages per paid worksite employee. The number of average paid worksite employees decreased 8.1%, from 115,818 to 106,470. From June 30, 2000 to June 30, 2001, the number of clients decreased 15.6% from 9,809 to 8,279. During the first six months of 2001, the Company terminated client relationships with approximately 5,100 employees that were unprofitable or running low payroll volumes per employee.

   Cost of services was $1,492.6 million for the six months ended June 30, 2001, compared to $1,463.6 million for the six months ended June 30, 2000, representing an increase of $29.0 million, or 2.0%. Cost of services was 97.0% and 96.8% of revenues for the six months ended June 30, 2001 and 2000, respectively.

   Salaries, wages and payroll taxes of worksite employees were $1,402.4 million for the six months ended June 30, 2001, compared to $1,374.0 million for the six months ended June 30, 2000, representing an increase of $28.4 million, or 2.1%.

   Benefits, workers' compensation, state unemployment taxes and other costs were $90.3 million for the six months ended June 30, 2001, compared to $89.6 million for the six months ended June 30, 2000, representing an increase of $.6 million, or .7%. The increase was primarily due to increased participation in insurance programs and an increase in SUTA rates in the state of Florida. Benefits, workers' compensation, state unemployment taxes and other costs were 5.9% of revenues for the six months ended June 30, 2001 and 5.9% for the six months ended June 30, 2000. In 2001, the Company has a workers' compensation program with CNA. This program is an insured loss sensitive program for a term of one year. An accrual for the workers' compensation costs for the six months ending June 30, 2001 was made based on prior loss experience, the Company's business mix, and actual claims for the six months ended June 30, 2001.
Accruals for subsequent periods will be affected by further changes in the Company's business mix and actual claims experience. The final costs of coverage will be determined by the actual claims experience over time as claims close and by the administrative costs of the program. In 2000, the Company had workers' compensation programs with CNA and the Texas Workers' Compensation Insurance Fund (Texas Fund). The Texas Fund was the provider of workers' compensation insurance for clients based in Texas. The Texas Fund program was a guaranteed cost insurance arrangement with a term of one year that expired December 31, 2000. For the remainder of the country, the Company's workers' compensation program was an insured loss sensitive program with CNA.

   Gross profit was $46.7 million for the six months ended June 30, 2001, compared to $47.5 million for the six months ended June 30, 2000, representing a decrease of $.8 million, or 1.7%. Gross profit was 3.0% of revenues for the six months ended June 30, 2001, compared to 3.2% for the six months ended June 30, 2000.

   Operating expenses were $48.8 million for the six months ended June 30, 2001, compared to $51.0 million for the six months ended June 30, 2000, representing a decrease of $2.2 million, or 4.3%. Operating expenses were 3.1% of revenues for the six months ended June 30, 2001, compared to 3.4% for the six months ended June 30, 2000. Operating expenses in the six months ending June 30, 2000 included unusual expenses of $1.0 million related to management reorganization.

   Salaries, wages and commissions were $30.7 million for the six months ended June 30, 2001, compared to $31.1 million for the six months ended June 30, 2000, representing a decrease of $.3 million, or 1.1%. Salaries and wages for the six months ending June 30, 2001 decreased from the six months ending June 30, of 2000 primarily due to unusual expenses of $.5 million incurred in 2000 related to management reorganization. Salaries, wages and commissions were 2.0% of revenues for the six months ended June 30, 2001 and 2.1% for the six months ended June 30, 2000.

   Other general and administrative expenses were $14.0 million for the six months ended June 30, 2001, compared to $15.5 million for the six months ended June 30, 2000, representing a decrease of $1.5 million, or 9.8%. Other general and administrative expenses were .9% of revenues for the six months ended June 30, 2001, compared to 1.0% for the six months ended June 30, 2000.

   Depreciation and amortization expenses decreased by $.3 million for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, representing a decrease of 6.6%.

   Interest income was $1.9 million for the six months ended June 30, 2001, compared to $2.1 million of interest income for the first half of 2000, representing a decrease of $.2 million.

   Other non-operating expense was $0 for the six months ended June 30, 2001 compared to $1.4 million for the six months ended June 30, 2000. Other expense in the six months ending June 30, 2000 included unusual expenses related to conclusion of the strategic alternative process and management reorganization

   Income tax benefit was $.4 million for the six months ended June 30, 2001 compared to $1.0 million for the six months ended June 30, 2000. The tax benefit was the result of a net loss from operations, tax-exempt interest income and income tax credits. The Company's effective tax rate for financial reporting purposes differs from the statutory federal rate of 34% primarily because of state income taxes and tax credits.

   Net income was $.2 million for the six months ended June 30, 2001, compared to a net loss of $1.7 million for the six months ended June 30, 2000, representing a increase of $1.9 million or 112.2%.

Liquidity and Capital Resources

  The Company has approximately $93.4 million in cash, cash equivalents, restricted cash, marketable securities and restricted marketable securities at June 30, 2001.

   The Company has no long-term debt as of June 30, 2001. In July 1999, the Company entered into an agreement with Bank of America for a $10 million revolving line of credit to provide for intra-day working capital needs. Borrowings under the credit facility bear interest at variable rates based on the lenders' base rate or LIBOR. No borrowings have been made against the credit line. The Company does not plan to renew the line of credit in 2001. At June 30, 2001, the Company had net working capital of $58.8 million versus $58.1 million as of December 31, 2000, representing an improvement of $.7 million, or 1.2%.

   The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. As of June 30, 2001, the Company had $7.8 million of restricted certificates of deposit, with original maturities of less than one year, as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans and $15.9 million in restricted securities related to a workers' compensation collateral trust agreement with CNA.

   Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2001 compared to net cash provided by operating activities of $29.9 million for the six months ended June 30, 2000, representing a decrease of $28.6 million, or 95.7%.

   In the six months ending June 30, 2001, $136,000 was used to repurchase 38,545 shares of common stock under the Company's stock repurchase program and 7,780 restricted shares were repurchased from a former employee in accordance with the terms of the Company's restricted plan.

   The Company did not pay any cash dividends prior to March 14, 2001. On that date, the Board of Directors declared a cash dividend of $0.05 per share of common stock, payable on April 30, 2001 to holders of record on April 16, 2001. The Board of Directors declared a cash dividend of $0.05 per share of common stock, payable July 31, 2001 to holders of record on July 16, 2001. While these dividend declarations are part of an intended regular quarterly dividend program, any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

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

   The Company is a party to certain pending claims that have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved.

ITEM  4.  Submission of Matter to a Vote of Security Holders

       The Annual Meeting of Shareholders of the Company was held May 24, 2001. Holders of 16,611,211 shares of common stock were present in person or by proxy which constituted a quorum. The two proposals voted on at the meeting were approved. The vote of the stockholders was as follows:

      1. Election of two Class I Directors to serve until the annual meeting of shareholders in 2004 or until their successors are duly elected and qualified.

                                           For      Withheld
                                        ----------  --------

      Michael K. Phippen                15,916,648   694,563
      John E. Panning                   15,914,597   696,614

      2.   Approval of new Employee Stock Purchase Plan
                                           For      Withheld    Abstain
                                        ---------   ---------   -------
                                        15,758,359   798,664    54,188

ITEM. 5.  Other Information:

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

      On April 25, 2001, Staff Leasing proceeded with its previously announced national expansion efforts and opened second offices in Atlanta, Georgia and Phoenix, Arizona. On June 21, 2001, Staff Leasing announced the opening of its first office in New York City.

      On July 1, 2001, the transfer agent for the common stock of Staff Leasing, Inc. was changed to the American Stock Transfer and Trust Company, 59 Maiden Lane, Plaza Level, New York, NY 10038. Shareholders can reach the American Stock Transfer and Trust Company at (800) 937-5449.

      The new Employee Stock Purchase Plan was effective as of July 1, 2001.



ITEM 6.  Exhibits and Reports on Form 8-K:
          None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STAFF LEASING, INC.



Dated:  August 14, 2001              /s/ Michael K. Phippen
-------------------------------------------------------------------
                                    Michael K. Phippen
                                    Chairman of the Board, Chief
                                    Executive Officer (Principal
                                    Executive Officer)

Dated:  August 14, 2001              /s/ John E. Panning
-------------------------------------------------------------------
                                    John E. Panning
                                    Chief Financial Officer, Chief Operating
                                    Officer  (Principal Financial and Accounting
                                    Officer)