Form 10-Q
period 2001-09-30
STAFF LEASING INC
filed 2001-11-14
CIK 1035185

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  (Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2001.

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


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class of common stock               Outstanding as of November 12, 2001
      ---------------------               -----------------------------------
      Par value $0.01 per share                 20,562,562

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION                                                Page
                                                                                       ----
      ITEM 1. Financial Statements ....................................................   3

         Condensed Consolidated Statements of Operations for the three and nine months
           ended September 30, 2000 and 2001 (unaudited) ..............................   3

         Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30,
           2001 (unaudited) ...........................................................   4

         Condensed Consolidated Statement of Changes in Shareholders' Equity for the
           nine months ended September 30, 2001 (unaudited) ............................  5

         Condensed Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2000 and 2001 (unaudited) .....................................  6

         Notes to Condensed Consolidated Financial Statements (unaudited) .............   7


      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations .................................................................  12

PART II.          OTHER INFORMATION

      ITEM 1. Legal Proceedings .......................................................  16

      ITEM 4. Submission of Matters to a Vote of Security Holders .....................  16

      ITEM 5. Other Information .......................................................  16

      ITEM 6. Exhibits and Reports on Form 8-K ........................................  17


SIGNATURES ............................................................................  18


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                      STAFF LEASING, INC. AND SUBSIDIARIES
                                 d/b/a Gevity HR
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                                        ---------------------------------   -----------------------------------
                                                              2000              2001              2000               2001
                                                        ----------------  ---------------   ----------------  -----------------
                                                                          (in $000's, except per share data)
Revenues                                                      $783,645          $798,533        $2,294,802        $2,337,872
                                                        ----------------  ---------------   ----------------  -----------------

Cost of services:
   Salaries, wages and payroll taxes                           714,623           730,292         2,088,629         2,132,656

   Benefits, workers' compensation, state unemployment
       taxes and other costs                                    44,825            67,987           134,462           158,261
                                                        ----------------  ---------------   ----------------  -----------------

             Total cost of services                            759,448           798,279         2,223,091         2,290,917
                                                        ----------------  ---------------   ----------------  -----------------

Gross profit                                                    24,197               254            71,711            46,955
                                                        ----------------  ---------------   ----------------  -----------------

Operating expenses:
   Salaries, wages and commissions                              14,570            15,505            45,620            46,210
   Other general and administrative                              7,733             7,173            23,236            21,153
   Depreciation and amortization                                 2,142             2,093             6,551             6,212
                                                        ----------------  ---------------   ----------------  -----------------
             Total operating expenses                           24,445            24,771            75,407            73,575
                                                        ----------------  ---------------   ----------------  -----------------

Operating loss                                                    (248)          (24,517)           (3,696)          (26,620)

Interest income, net                                             1,330               813             3,468             2,761

Other non operating expense                                        (26)               (7)           (1,378)              (13)
                                                        ----------------  ---------------   ----------------  -----------------

Income (loss) before income taxes                                1,056           (23,711)           (1,606)          (23,872)

Income tax expense (benefit)                                       396            (9,207)             (602)           (9,571)
                                                        ----------------  ---------------   ----------------  -----------------

Net income (loss)                                              $   660         $ (14,504)        $  (1,004)        $ (14,301)
                                                        ================  ===============   ================  =================

Net income (loss) per share
   - Basic                                                     $   .03          $   (.70)        $    (.05)        $    (.69)
   - Diluted                                                   $   .03          $   (.70)        $    (.05)        $    (.69)
                                                        ================  ===============   ================  =================
Weighted average common shares outstanding
   - Basic                                                      21,284            20,605            21,524            20,619
   - Diluted                                                    21,330            20,609            21,540            20,627
                                                        ================  ===============   ================  =================


            See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                                 d/b/a Gevity HR
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                             December 31, 2000         September 30,2001
                                                                           ---------------------     ---------------------
                                                                                    (in $000's, except share data)
                            ASSETS
Current assets:
  Cash and cash equivalents                                                     $      51,269              $      41,324
  Certificates of deposit - restricted                                                  7,781                      7,783
  Marketable securities                                                                37,918                     15,345
  Marketable securities - restricted                                                       --                     23,998
  Accounts receivable, net                                                             71,343                     74,068
  Deferred income tax asset                                                                --                      5,193
  Other current assets                                                                  3,723                      3,573
                                                                             ------------------         ------------------
         Total current assets                                                         172,034                    171,284

Property and equipment, net                                                            25,040                     25,308
Goodwill, net of accumulated amortization
  of $5,612 and $5,246, respectively                                                    9,426                      8,876
Other intangibles, net                                                                     --                        364
Deferred income tax asset                                                                 896                        642
Other assets                                                                            4,942                      4,301
                                                                             ------------------         ------------------
         Total Assets                                                           $     212,338              $     210,775
                                                                             ==================         ==================

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued insurance premiums, health and                                        $      24,156              $      26,813
     workers' compensation reserves
  Accrued payroll and payroll taxes                                                    75,386                     77,801
  Accounts payable and other accrued liabilities                                        5,457                      4,724
  Income taxes payable                                                                    195                        647
  Deferred income tax liability                                                         5,461                         --
  Customer deposits and prepayments                                                     3,298                      3,950
  Dividends payable                                                                        --                      1,030
                                                                             ------------------         ------------------
         Total current liabilities                                                    113,953                    114,965

Long-term accrued health and workers' compensation
  reserves                                                                             20,530                     35,577
Other long-term liabilities                                                               395                        311

Commitments and contingencies (See notes)

Shareholders' equity:
  Common stock, $.01 par value                                                            207                        206
         Shares authorized: 100,000,000
         Shares issued and outstanding:
               December 31, 2000 - 20,651,107
               September 30, 2001 - 20,596,562
  Additional paid in capital                                                           38,960                     38,774
  Retained earnings                                                                    38,305                     20,912
  Accumulated other comprehensive (loss) income                                           (12)                        30
                                                                             ------------------         ------------------
         Total shareholders' equity                                                    77,460                     59,922
                                                                             ------------------         ------------------
         Total liabilities and shareholders' equity                             $     212,338              $     210,775
                                                                             ==================         ==================

            See notes to condensed consolidated financial statements.


                                                 STAFF LEASING, INC. AND SUBSIDIARIES
                                                            d/b/a Gevity HR
                                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                              (UNAUDITED)
                                                                          Accumulated
                                     Common                 Additional       Other
                                      Stock        Common     Paid In    Comprehensive     Retained
                                    (shares)       Stock      Capital    Income (Loss)     Earnings         Total

                                                                  (in $000's except share data)
Balance, January 1, 2001            20,651,107       $ 207  $  38,960        $ (12)        $ 38,305       $ 77,460

Repurchase of common stock             (54,545)         (1)      (186)                                        (187)

Dividends paid and payable                                                                   (3,092)        (3,092)

Comprehensive loss:

  Unrealized gain on
    marketable securities                                                       42
  Net loss                                                                                  (14,301)

Total comprehensive loss                                                                                   (14,259)
                                 ---------------- --------- ----------- --------------- -------------  --------------
Balance, September 30, 2001         20,596,562       $ 206  $  38,774        $  30         $ 20,912       $ 59,922
                                 ================ ========= =========== =============== =============  ==============


            See notes to condensed consolidated financial statements.

                     STAFF LEASING, INC. AND SUBSIDIARIES
                                d/b/a Gevity HR
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 For the nine months ended
                                                                                       September 30,
                                                                          -----------------------------------------
                                                                                 2000                  2001
                                                                          --------------------   ------------------
                                                                                        (in $000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $  (1,004)             $ (14,301)
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
          Depreciation and amortization                                             6,551                  6,212
          Deferred tax benefit                                                     (1,151)               (10,425)
          Provision for bad debts                                                     350                    265
          Other                                                                      (452)                  (156)
          Changes in operating assets and liabilities:
             Certificates of deposit- restricted                                       (4)                    (2)
             Accounts receivable                                                  (21,996)                (2,990)
             Other current assets                                                   5,675                    150
             Accounts payable and other accrued liabilities                        (4,364)                  (733)
             Accrued payroll and payroll taxes                                     30,011                  2,415
             Accrued insurance premiums, health and workers'
                compensation reserves                                              21,938                  2,657
             Income taxes payable                                                      --                    452
             Customer deposits and prepayments                                        218                    652
             Other long-term assets                                                (1,181)                   641
             Health and workers' compensation
               reserves - long term                                                    --                 15,047
             Other long-term liabilities                                               38                    (84)
                                                                                ---------              ---------
       Net cash provided (used) by operating activities                            34,629                   (200)
                                                                                ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                           (114,491)              (118,881)
    Maturities of marketable securities                                            97,824                117,700
    Capital expenditures                                                           (1,963)                (6,315)
                                                                                ---------              ---------
       Net cash used in investing activities                                      (18,630)                (7,496)
                                                                                ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of shareholders' notes receivable                                         3                     --
    Payment of cash dividend to shareholders                                           --                 (2,062)
    Repurchase and retirement of common stock                                      (2,501)                  (187)
                                                                                ---------              ---------
       Net cash used in financing activities                                       (2,498)                (2,249)
                                                                                ---------              ---------
    Change in cash and cash equivalents                                            13,501                 (9,945)
Cash and cash equivalents - beginning of period                                    23,081                 51,269
                                                                                ---------              ---------
Cash and cash equivalents - end of period                                       $  36,582              $  41,324
                                                                                =========              =========

Supplemental disclosure of cash flow information:
    Income taxes paid                                                           $      63              $     403
                                                                                =========              =========

    Interest paid                                                               $      --              $      --
                                                                                =========              =========

            See notes to condensed consolidated financial statements.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                                 d/b/a Gevity HR
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 (in $000's, except share and per share data)


1. GENERAL

      The accompanying unaudited condensed consolidated financial statements of Staff Leasing, Inc. and subsidiaries (the "Company") d/b/a Gevity HR have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-K. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

      The Company's operations are currently conducted through a number of subsidiaries, consisting of both limited partnerships (the "OLPs") and limited liability corporations (the "LLCs"). As of August 3, 2001, the Company started doing business as Gevity HR. The consolidated operations of the Company exclude intercompany accounts and transactions. Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.

      New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, effective January 1, 2002, the Company will be required to cease amortization of goodwill, including goodwill recorded in past business combinations, and adopt the new impairment approach. In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2001. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion N0. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount of fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 will have on the Company's consolidated financial statements.

2. SUBSEQUENT EVENTS

      On October 3, 2001, the Company announced, as part of a plan to reduce costs, a reduction in internal employees of about 120 employees or 11 percent of its work force. Two-thirds of the lay offs were from the corporate office in Bradenton, Florida and the remaining one-third from branch locations.

      On October 10, 2001, the Board of Directors appointed James F. Manning as its interim Chief Executive Officer and Chairman of the Board of Directors. Mr. Manning will serve in the positions formerly held by Michael Phippen, who resigned from the Company on October 10, 2001. Mr. Manning is expected to hold these positions for at least six months to one year while the Company conducts a search for an executive to hold these positions on a more permanent basis.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                                 d/b/a Gevity HR
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 (in $000's, except share and per share data)


      On October 22, 2001, the Board of Directors announced the election of Darcy Bradbury as a board member. Ms. Bradbury has a 20-year career in finance and government and is currently a senior advisor at Mezzacapa Management, LLC, a hedge fund of funds. From 1997 to 2000, Ms. Bradbury was a Managing Director at Deutsche Bank. From 1993 to 1996, she served in the United States Treasury department, first as the Deputy Assistant Secretary for Federal Finance and then as the Assistant Secretary for Financial Markets. Ms. Bradbury is currently a Trustee and member of the Executive Committee of Educational Alliance and Union Square Local Development Corporation. She is also a Board member of the Women's Campaign Fund, the Grace Church School and "Municipal Finance Journal". She holds a Master of Business Administration degree with honors from Harvard Business School, and a Bachelor's degree from Harvard-Radcliffe Colleges.

      On October 31, 2001, Staff Leasing paid dividends totaling $1.03 million ($.05 per share) to stockholders of record as of October 15, 2001.

3. ACCOUNTS RECEIVABLE

   Accounts receivable, net, consists of the following:


                                                       December 31,  September 30,
                                                          2000           2001
                                                        --------       --------
Billed to clients ...................................   $  9,207       $  6,757
Unbilled revenues ...................................     62,776         68,097
                                                        --------       --------
                                                          71,983         74,854
      Less: Allowance for doubtful accounts .........       (640)          (786)
                                                        --------       --------
                                                        $ 71,343       $ 74,068
                                                        ========       ========

4. PROPERTY AND EQUIPMENT

   Property and equipment (at cost) was comprised of the following:

                                                       December 31,  September 30,
                                                          2000           2001
                                                        --------       --------
Leasehold improvements ..............................   $  2,173       $  2,290
Furniture and fixtures ..............................      3,252          3,448
Vehicles ............................................         66             25
Equipment ...........................................      2,862          2,044
Computer hardware and software ......................     40,035         46,330
                                                        --------       --------
Total property and equipment ........................     48,388         54,137
      Less accumulated depreciation .................    (23,348)       (28,829)
                                                        --------       --------
                                                        $ 25,040       $ 25,308
                                                        ========       ========


   Depreciation expense was $6,001 and $5,640 for the nine months ended September 30, 2000 and 2001, respectively.

                      STAFF LEASING, INC. AND SUBSIDIARIES
                                 d/b/a Gevity HR
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- (CONTINUED)


5. COMMITMENTS AND CONTINGENCIES

       On April 30, 1999, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company in order to entrench themselves in the management of the Company, breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys' and experts' fees. Defendants and counsel for the putative plaintiff class have reached a preliminary agreement on terms of a settlement, following mediation. The settlement is subject to court approval, following notice to the putative class. Management does not expect this settlement to have a material effect on the Company's financial position.

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

6.   ACCRUED WORKERS, COMPENSATION AND HEALTH RESERVES

      In 2000, the Company had workers' compensation programs with CNA and the Texas Workers' Compensation Insurance Fund (Texas Fund). The Texas Fund was the provider of workers' compensation insurance for clients based in Texas. The Texas Fund program was a guaranteed cost insurance arrangement with a term of one year that expired December 31, 2000. For the reminder of the country, the Company's workers' compensation program was an insured loss sensitive program with CNA. In 2001, the Company has a workers' compensation program with CNA. This program is an insured loss sensitive program for a term of one year. During the quarter ended September 30, 2001, the Company recorded a $19.7 million charge related to workers' compensation costs and a $2.5 million charge related to health benefits plan subsidy. The workers' compensation adjustment was primarily caused by a lower than expected rate of return on premium payments, a higher discounted present value of the unfunded portion of expected premium payments, and a change in the estimate of the ultimate total workers' compensation claims for the 2000 program year. Accruals in subsequent periods will be affected by further changes in the Company's business mix, actual claims experience, and the discounted present value of the unfunded portion of expected premium payments. The final costs of coverage will be determined by the actual claims experience over time as claims close and by the administrative costs of the program. The health benefits plan subsidy increase of $2.5 million was a result of higher than expected claims payments and increased participation in the plans.

                     STAFF LEASING, INC. AND SUBSIDIARIES
                                d/b/a Gevity HR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- (CONTINUED)

7. EQUITY

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

      On August 16, 2001, the Company repurchased 16,000 shares of stock to be held for a new employee stock purchase plan that was approved by shareholders at the annual meeting on May 24, 2001. The first offering period of the plan is July 1 through December 31, 2001. Internal employees of the Company, who regularly work more than 20 hours per week and have been employed with the company for a least ninety days prior to the offering period, are eligible to participate in the plan. Participants, through payroll deduction, may purchase a maximum of 500 shares during the offering period at a cost of 85% of the lower of the stock price as of July 1, 2001 or December 31, 2001.


8. INCOME TAXES

      The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company's assets and liabilities. The Company's effective tax rate provides for federal and state income taxes. For the nine months ended September 30, 2001 and 2000, the Company recognized an income tax benefit as a result of a net loss from operations, tax-exempt interest income and income tax credits.

9. EARNINGS PER SHARE (EPS)

      There were no common stock equivalents included in the diluted weighted average shares outstanding for the three and nine months ended September 30, 2000 and September 30, 2001, related to warrants issued in connection with the Company's reorganization and initial public offering. All such warrants expired as of March 31, 2001. Included as common stock equivalents in diluted weighted average shares outstanding were options granted under the Company's stock option plans, which totaled 45,736 and 16,112 for the three and nine months ended September 30, 2000, respectively, and 4,185 and 7,761 for the three and nine months ended September 30, 2001, respectively.

                     STAFF LEASING, INC. AND SUBSIDIARIES
                                d/b/a Gevity HR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- (CONTINUED)

     The reconciliation of net income (loss) attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 2001 is as follows:


                                                           Income
                                                           (Loss)               Shares       Per Share
                                                        (Numerator)        (Denominator)       Amount
                                                        ----------          -----------      --------
                                                        (in $000's)         (in $000's)
For the Three Months Ended September 30, 2000:
---------------------------------------------
Basic EPS:
---------
Net income                                             $      660                21,284      $       .03
Effect of dilutive securities:
Options                                                                              46
                                                                              ---------
Diluted EPS:
-----------
Net Income                                             $      660                21,330      $       .03
                                                       ==========             =========      ===========

For the Nine month ended September 30, 2000:
-------------------------------------------
Basic EPS:
---------
Net loss                                               $   (1.004)               21,524      $      (.05)
Effect of dilutive securities:
Options                                                                              16
                                                                              ---------
Diluted EPS:
-----------
Net loss                                               $   (1.004)               21,540      $      (.05)
                                                       ==========             =========      ===========

For the Three Months Ended September 30, 2001:
---------------------------------------------
Basic EPS:
---------
Net income                                             $  (14,504)               20,605      $      (.70)
Effect of dilutive securities:
Options                                                                               4
                                                                              ---------
Diluted EPS:
-----------
Net Income                                             $  (14,504)               20,609      $      (.70)
                                                       ==========             =========      ===========

For the Nine month ended September 30, 2000:
-------------------------------------------
Basic EPS:
---------
Net loss                                               $  (14,301)               20,619      $      (.69)
Effect of dilutive securities:
Options                                                                               8
                                                                              ---------
Diluted EPS:
-----------
Net loss                                               $  (14,301)               20,627       $     (.69)
                                                       ==========             =========      ===========

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   The following table presents the Company's results of operations for the three and nine months ended September 30, 2000 and 2001, expressed as a percentage of revenues:

                                               FOR THE THREE      FOR THE NINE
                                               MONTHS ENDED       MONTHS ENDED
                                               SEPTEMBER 30,      SEPTEMBER 30,
                                              --------------      -------------

                                              2000      2001      2000     2001
                                              ----      ----      ----     ----
Revenues ...............................     100.0%    100.0%    100.0%    100.0%
                                             -----     -----     -----     -----
Cost of services:
  Salaries, wages and payroll taxes ....      91.2      91.5      91.0      91.2
  Benefits, workers' compensation, state
     unemployment taxes and other
     costs .............................       5.7       8.5       5.9       6.8
                                             -----     -----     -----     -----

          Total cost of services .......      96.9     100.0      96.9      98.0
                                             -----     -----     -----     -----

Gross profit ...........................       3.1       0.0       3.1       2.0
                                             -----     -----     -----     -----

Operating expenses:
  Salaries, wages and commissions ......       1.9       1.9       2.0       2.0
  Other general and administrative .....       1.0       0.9       1.0       0.9
  Depreciation and amortization ........       0.3       0.3       0.3       0.2
                                             -----     -----     -----     -----

Total operating expenses ...............       3.2       3.1       3.3       3.1
                                             -----     -----     -----     -----

Operating loss .........................      (0.1)     (3.1)     (0.2)     (1.1)
Interest income, net ...................       0.2       0.1       0.2       0.1
Other non-operating expenses ...........       0.0       0.0       0.0       0.0
                                             -----     -----     -----     -----

Income (loss) before income taxes ......       0.1      (3.0)     (0.0)     (1.0)
Income tax provision (benefit) .........       0.0      (1.2)      0.0      (0.4)
                                             -----     -----     -----     -----

Net income (loss) ......................       0.1      (1.8)      0.0      (0.6)
                                             =====     =====     =====     =====

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

      Revenues were $798.5 million for the three months ended September 30, 2001, compared to $783.6 million for the three months ended September 30, 2000, representing an increase of $14.9 million, or 1.9%. Revenue growth was primarily due to the Company's new client selection strategy of enrolling larger clients with higher wages per paid worksite employee. The number of average paid worksite employees decreased 7.1%, from 112,170 to 104,185. From September 30, 2000 to September 30, 2001, the number of clients decreased 14.5% from 9,479 to 8,108. During the third quarter of 2001, the Company terminated client relationships with approximately 1,600 employees that were unprofitable or running low payroll volumes per employee.

      Cost of services was $798.3 million for the three months ended September 30, 2001, compared to $759.4 million for the three months ended September 30, 2000, representing an increase of $38.9 million, or 5.1%. Cost of services was 100.0% of revenues for the three months ended September 30, 2001, compared to 96.9% of revenues for the three months ended September 30,2000.

      Salaries, wages and payroll taxes of worksite employees were $730.3 million for the three months ended September 30, 2001, compared to $714.6 million for the three months ended September 30, 2000, representing an increase of $15.7 million, or 2.2%.

      Benefits, workers' compensation, state unemployment taxes and other costs were $68.0 million for the three months ended September 30, 2001, compared to $44.8 million for the three months ended September 30, 2000, representing an increase of $23.2 million, or 51.7%. The increase was primarily due to a $19.7 million charge related to workers' compensation costs and a $2.5 million charge related to health benefits plan subsidy. The workers' compensation adjustment was primarily caused by a lower than expected rate of return on premium payments, a higher discounted present value of the unfunded portion of expected premium payments, and a change in the estimate of the ultimate total workers' compensation claims for the 2000 program year. In 2001, the Company has a workers' compensation program with CNA. This program is an insured loss sensitive program for a term of one year. In 2000, the Company had workers' compensation programs with CNA and the Texas Workers' Compensation Insurance Fund (Texas Fund). The Texas Fund was the provider of workers' compensation insurance for clients based in Texas. The Texas Fund program was a guaranteed cost insurance arrangement with a term of one year that expired December 31, 2000. For the remainder of the country, the Company's workers' compensation program was an insured loss sensitive program with CNA. Accruals in subsequent periods will be affected by further changes in the Company's business mix, actual claims experience, and the discounted present value of the unfunded portion of expected premium payments. The final costs of coverage will be determined by the actual claims experience over time as claims close and by the administrative costs of the program. The health benefits plan subsidy increase of $2.5 million was a result of higher than expected claims payments and increased participation in the plans. An increase in SUTA rates in the State of Florida also contributed to the increase in costs.

      Gross profit was $0.3 million for the three months ended September 30, 2001, compared to $24.2 million for the three months ended September 30, 2000, representing a decrease of $23.9 million, or 99.0%.

      Operating expenses were $24.8 million for the three months ended September 30, 2001, compared to $24.4 million for the three months ended September 30, 2000, representing an increase of $0.4 million, or 1.6%. Operating expenses were 3.1% of revenues for the three months ended September 30, 2001, compared to 3.2% for the three months ended September 30, 2000.

      Salaries, wages and commissions were $15.5 million for the three months ended September 30, 2001, compared to $14.6 million for the three months ended September 30, 2000, representing an increase of $0.9 million, or 6.4%. Salaries and wages for the third quarter of 2001 increased from the third quarter of 2000 primarily due to an increase in sales commissions paid.

      Other general and administrative expenses were $7.2 million for the three months ended September 30, 2001, compared to $7.7 million for the three months ended September 30, 2000, representing a decrease of $.5 million, or 6.4%. Other general and administrative expenses were .9% of revenues for the three months ended September 30, 2001, compared to 1.0% for the three months ended September 30, 2000.

      Depreciation and amortization expenses decreased by $0.05 million for the three months ended September 30, 2001, compared to the three months ended September 30, 2000, representing a decrease of 2.3%.

      Interest income was $.8 million for the three months ended September 30, 2001 and $1.3 million for the three months ended September 30, 2000. Interest income for the third quarter of 2001 decreased from the third quarter of 2000 primarily due to lower interest rates.

      Income tax benefit of $9.2 million for the three months ended September 30, 2001 was the result of a net loss from operations, tax-exempt interest income and income tax credits. The Company's effective tax rate for financial reporting purposes differs from the statutory federal rate of 34% primarily because of state income taxes and tax credits.

      Net loss was $14.5 million for the three months ended September 30, 2001, compared to net income of $.7 million for the three months ended September 30, 2000, representing an decrease in net income of $15.2 million.


Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2000

      Revenues were $2,337.9 million for the nine months ended September 30, 2001, compared to $2,294.8 million for the nine months ended September 30, 2000, representing an increase of $43.1 million, or 1.9%. Revenue growth was primarily due to the Company's new client selection strategy of enrolling larger clients with higher wages per paid worksite employee. The number of average paid worksite employees decreased 7.8%, from 114,602 to 105,708. From September 30, 2000 to September 30, 2001, the number of clients decreased 14.5% from 9,479 to 8,108. During the first nine months of 2001, the Company terminated client relationships with approximately 6,700 employees that were unprofitable or running low payroll volumes per employee.

      Cost of services was $2,290.9 million for the nine months ended September 30, 2001, compared to $2,223.1 million for the nine months ended September 30, 2000, representing an increase of $67.8 million, or 3.1%. Cost of services was 98.0% and 96.9% of revenues for the nine months ended September 30, 2001 and 2000, respectively.

      Salaries, wages and payroll taxes of worksite employees were $2,132.7 million for the nine months ended September 30, 2001, compared to $2,088.6 million for the nine months ended September 30, 2000, representing an increase of $44.1 million, or 2.1%.

      Benefits, workers' compensation, state unemployment taxes and other costs were $158.3 million for the nine months ended September 30, 2001, compared to $134.5 million for the nine months ended September 30, 2000, representing an increase of $23.8 million, or 17.7%. The increase was primarily due to a $19.7 million charge related to workers' compensation costs and a $2.5 million charge related to health benefits plan subsidy. The workers' compensation adjustment was primarily caused by a lower than expected rate of return on premium payments, a higher discounted present value of the unfunded portion of expected premium payments, and a change in the estimate of the ultimate total workers' compensation claims for the 2000 program year. In 2001, the Company has a workers' compensation program with CNA. This program is an insured loss sensitive program for a term of one year. In 2000, the Company had workers' compensation programs with CNA and the Texas Workers' Compensation Insurance Fund (Texas Fund). The Texas Fund was the provider of workers' compensation insurance for clients based in Texas. The Texas Fund program was a guaranteed cost insurance arrangement with a term of one year that expired December 31, 2000. For the remainder of the country, the Company's workers' compensation program was an insured loss sensitive program with CNA. Accruals in subsequent periods will be affected by further changes in the Company's business mix, actual claims experience, and the discounted present value of the unfunded portion of expected premium payments. The final costs of coverage will be determined by the actual claims experience over time as claims close and by the administrative costs of the program. The health benefits plan subsidy increase of $2.5 million was a result of higher than expected claims payments and increased participation in the plans. An increase in SUTA rates in the state of Florida also contributed to the increase in costs. Benefits, workers' compensation, state unemployment taxes and other costs were 6.8% of revenues for the nine months ended September 30, 2001 and 5.9% for the nine months ended September 30, 2000.

      Gross profit was $47.0 million for the nine months ended September 30, 2001, compared to $71.7 million for the nine months ended September 30, 2000, representing a decrease of $24.7 million, or 34.5%. Gross profit was 2.0% of revenues for the nine months ended September 30, 2001, compared to 3.1% for the nine months ended September 30, 2000.

      Operating expenses were $73.6 million for the nine months ended September 30, 2001, compared to $75.4 million for the nine months ended September 30, 2000, representing a decrease of $1.8 million, or 2.4%. Operating expenses were 3.1% of revenues for the nine months ended September 30, 2001, compared to 3.3% for the nine months ended September 30, 2000. Operating expenses in the nine months ending September 30, 2000 included unusual expenses of $1.0 million related to management reorganization.

      Salaries, wages and commissions were $46.2 million for the nine months ended September 30, 2001, compared to $45.6 million for the nine months ended September 30, 2000, representing an increase of $.6 million, or 1.3%. Salaries and wages for the nine months ending September 30, 2001 increased from the nine months ending September 30, of 2000 primarily due to increased sales commissions payments. Salaries, wages and commissions were 2.0% of revenues for the nine months ended September 30, 2001 and 2.0% for the nine months ended September 30, 2000.

      Other general and administrative expenses were $21.2 million for the nine months ended September 30, 2001, compared to $23.2 million for the nine months ended September 30, 2000, representing a decrease of $2.0 million, or 8.6%. Other general and administrative expenses were .9% of revenues for the nine months ended September 30, 2001, compared to 1.0% for the nine months ended September 30, 2000.

      Depreciation and amortization expenses decreased by $.3 million for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, representing a decrease of 5.2%.

      Interest income was $2.8 million for the nine months ended September 30, 2001, compared to $3.5 million for the nine months ending September 30, 2000, representing a decrease of $.7 million. Interest income decreased primarily due to lower interest rates.

      Other non-operating expense was $0 for the nine months ended September 30, 2001 compared to $1.4 million for the nine months ended September 30, 2000. Other non-operating expense in the nine months ending September 30, 2000 included unusual expenses related to conclusion of the strategic alternative process and management reorganization in 2000.

      Income tax benefit was $9.6 million for the nine months ended September 30, 2001 compared to $0.6 million for the nine months ended September 30, 2000. The tax benefit was the result of a net loss from operations, tax-exempt interest income and income tax credits. The Company's effective tax rate for financial reporting purposes differs from the statutory federal rate of 34% primarily because of state income taxes and tax credits.

      Net loss was $14.3 million for the nine months ended September 30, 2001, compared to a net loss of $1.0 million for the nine months ended September 30, 2000, representing an increase in net loss of $13.3 million.


Liquidity and Capital Resources

   The Company has approximately $88.4 million in cash, cash equivalents, restricted cash, marketable securities and restricted marketable securities at September 30, 2001.

      The Company has no long-term debt as of September 30, 2001. In July 1999, the Company entered into an agreement with Bank of America for a $10 million revolving line of credit to provide for intra-day working capital needs. Borrowings under the credit facility bear interest at variable rates based on the lenders' base rate or LIBOR. No borrowings have been made against the credit line. The line of credit expired in September 2001. At September 30, 2001, the Company had net working capital of $56.3 million versus $58.1 million as of December 31, 2000, representing a decrease of $1.8 million, or 3.1%.

      The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums. As of September 30, 2001, the Company had $7.8 million of restricted certificates of deposit, with original maturities of less than one year, as collateral for certain standby letters of credit issued in connection with the Company's health benefit plans and $24.0 million in restricted securities related to a workers' compensation collateral trust agreement with CNA.

      Net cash used by operating activities was $0.2 million for the nine months ended September 30, 2001 compared to net cash provided by operating activities of $34.6 million for the nine months ended September 30, 2000, representing a decrease of $34.8 million, or 100.5%. The primary cause of the decrease in cash provided by operating activities was an increase in funding of workers' compensation costs and health benefit costs.

      In the nine months ending September 30, 2001, $136,000 was used to repurchase 38,545 shares of common stock under the Company's stock repurchase program and $51,000 was used to purchase 16,000 shares of stock to be held for the new Employee Stock Purchase Plan.

      The Company did not pay any cash dividends prior to March 14, 2001. On that date, the Board of Directors declared a cash dividend of $0.05 per share of common stock, payable on April 30, 2001 to holders of record on April 16, 2001. The Board of Directors declared a cash dividend on May 24, 2001 of $0.05 per share of common stock, payable July 31, 2001 to holders of record on July 16, 2001. A dividend was declared on August 20, 2001 of $0.05 per share to be paid on October 31, 2001 to shareholders of records as of October 15, 2001. While these dividend declarations are part of an intended regular quarterly dividend program, any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

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


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

      Lawrence E. Egle v. Staff Leasing, Inc., et al. On April 30, 1999, a
      ----------------------------------------------
shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company in order to entrench themselves in the management of the Company; breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys' and experts' fees. Defendants and counsel for the putative plaintiff class have reached a preliminary agreement on terms of a settlement, following mediation. The settlement is subject to court approval upon being filed with the court by plaintiff's attorney and following notice to the putative class. Management does not expect any settlement to have a material effect on the Company's financial position.

      The Company is a party to certain pending claims that have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved.

ITEM  4.   Submission of Matter to a Vote of Security Holders

           None


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

                  The Company's shareholders approved a new employee stock purchase plan at the annual shareholder meeting on May 24, 2001. The first offering period of the plan is July 1 through December 31, 2001. Internal employees of the Company, who regularly work more than 20 hours per week and have been employed with the company for a least ninety days prior to the offering period, are eligible to participate in the plan. Participants, through payroll deduction, may purchase a maximum of 500 shares during the offering period at a cost of 85% of the lower of the stock price as of July 1, 2001 or December 31, 2001.

           On August 3, 2001, the Company began doing business using the name Gevity HR. The new identity is intended to more accurately reflect the role of the Company, which is to provide human resource solutions to its clients. As part of the change in its business name, the Company has taken the steps necessary to initiate the change of the names of its OLPs and LLCs. On August 20, 2001, Staff Leasing, Inc. changed its Nasdaq ticker symbol from STFF to GVHR.


ITEM 6.    Exhibits and Reports on Form 8-K:

           On July 2, 2001 a form 8-K was filed with the Securities and Exchange Commission as a current report as follows: On July 1, 2001, the transfer agent for the common stock of Staff Leasing, Inc. was changed to the American Stock Transfer and Trust Company, 59 Maiden Lane, Plaza Level, New York, NY 10038. Shareholders can reach the American Stock Transfer and Trust Company at (800) 937-5449.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              STAFF LEASING, INC.
                                              d/b/a Gevity HR






Dated:  November 14, 2001                     /s/ James F. Manning
-------------------------------------------------------------------------------
                                              James F. Manning
                                              Chairman of the Board, Chief
                                              Executive Officer (Principal
                                              Executive Officer)





Dated:  November 14, 2001                     /s/ John E. Panning
-------------------------------------------------------------------------------
                                              John E. Panning
                                              Chief Financial Officer,
                                              Chief Operating Officer
                                              (Principal Financial and
                                              Accounting Officer)