Form 10-K405
period 2001-12-31
STAFF LEASING INC
filed 2002-04-01
CIK 1035185

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ Annual	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001.

or

☐ Transition	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]

For the transition period from                      to

Commission File No. 0-28148

STAFF LEASING, INC.
(exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0735612 (I.R.S. Employer Identification No.)

600 301 Blvd West, Suite 202, Bradenton, FL 34205 (Address of principal executive offices) (Zip Code)

(Registrant’s Telephone Number, Including Area Code):
(941) 748-4540

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock of Staff Leasing, Inc. held by non-affiliates (based upon the March 21, 2002, $3.02 closing sale price for the Common Stock on the Nasdaq National Market) was approximately $40.9 million.

Number of shares outstanding of the issuer’s common stock, as of March 21, 2002: 20,761,949 shares of common stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

PART III – Portions of Registrant’s Proxy Statement relating to the annual meeting of shareholders to be held May 30, 2002, are incorporated by reference in Part III.

PART I

Cautionary Note Regarding Forward-Looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), Staff Leasing, Inc., d/b/a Gevity HR, (the “Company”) is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein, in other filings made by the Company with the Securities and Exchange Commission, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will result,” “are expected to,” “anticipated,” “plans,” “intends,” “will continue,” “estimated,” and “projection”) are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: (i) the decision to no longer sell the Company’s services to clients in the construction industry as well as certain other high risk industries and to sell its services only to clients in lower risk industries; (ii) increased cost of workers’ compensation coverage; (iii) increased volatility of profit generated from the workers’ compensation component of the Company’s service offering under the Company’s loss sensitive workers’ compensation programs (iv) the uncertainties relating to the surety bond market and collateralization requirements related to the Company’s medical benefit plans and workers’ compensation programs; (v) uncertainties as to the availability or renewal of workers’ compensation insurance coverage and health benefit plan coverage (vi) the decision to provide unbundled payroll and human resource management services and systems to clients; (vii) the potential for additional subsidies for medical benefit plans; (viii) possible adverse application of certain Federal and state laws and the possible enactment of unfavorable laws or regulation; (ix) litigation and other claims against the Company and its clients including the impact of such claims on the cost of insurance coverage; (x) impact of competition from existing and new professional employer organizations; (xi) risks associated with expansion into additional states or cities where the Company does not have a presence or significant market penetration; (xii) risks associated with the Company’s dependence on key vendors and the ability to obtain benefit contracts for the Company’s worksite employees; (xiii) an unfavorable determination by the IRS Market Segment Study or under ERISA regarding the status of the Company as an “employer”; (xiv) the possibility of client attrition due to the decision not to sell services to clients in selected industries and to reprice its services for certain clients; (xv) risks associated with geographic market concentration; (xvi) the financial condition of clients; (xvii) the failure to properly manage growth and successfully integrate acquired companies and operations; and (xviii) other factors which are described in further detail in this Annual Report on Form 10-K and in other filings by the Company with the Securities and Exchange Commission.

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

ITEM 1.     BUSINESS

General

Staff Leasing, d/b/a Gevity HR, is one of the largest professional employer organizations (“PEO”) in the United States as measured by the number of active worksite employees. As of December 31, 2001, the Company served over 8,000 clients with approximately 112,000 active worksite employees, and maintained offices in Florida, Texas, Georgia, Arizona, Minnesota, North Carolina, Tennessee, Alabama, Colorado and New York. Through its operating subsidiaries, the Company provides its clients with a broad range of services, including human resources consulting, payroll administration, benefits administration, risk management and unemployment administration services. The Company’s clients are typically small to medium-sized businesses with between five and 150 employees.

The Company’s services are designed to improve the productivity and profitability of its clients’ businesses by:

•	Allowing managers of these businesses to focus on revenue-producing activities by relieving them of the time-consuming and complex burdens associated with employee administration;

•	Enabling these businesses to attract and retain employees by providing health and retirement benefits to worksite employees on a cost-effective and convenient basis;

•	Improving the cash management of these businesses with respect to payroll-related expenses; and

•	Helping these businesses to better manage certain employment-related risks, including those associated with workers’ compensation and state unemployment taxes.

In providing these services, the Company becomes a co-employer of the worksite employees. Employment-related liabilities are contractually allocated between the Company and the client. The Company assumes responsibility for and manages the risks associated with: (i) worksite employee payroll; (ii) workers’ compensation insurance coverage; and (iii) compliance with certain employment-related governmental regulations that can be effectively managed away from the client’s business. The client retains the worksite employees’ services in its business and remains responsible for compliance with other employment-related governmental regulations that are more closely related to worksite employee supervision. The Company charges its clients a service fee to cover the cost of certain employment-related taxes, workers’ compensation insurance coverage and administrative and field services. This service fee is invoiced to the client together with the salaries and wages of the worksite employees and the client’s portion of health and retirement benefit plan costs.

On August 3, 2001 the Company began doing business using the name “Gevity HR”. The new identity is intended to (i) emphasize that the Company provides a broad range of human resource solutions to its clients; (ii) confirm the Company’s objective of building long-term relationships with its clients; and (iii) avoid the connotation that the Company is a staffing firm. At its 2002 annual meeting of shareholders, the Company’s shareholders will vote on a proposal to change the name of the Company to Gevity HR, Inc.

In 2001 the Company began to provide human resource services to small and medium-sized businesses without the traditional co-employer relationship of a PEO. These human resource services range from basic payroll processing to payroll processing and human resource management solutions that include the full package of the Company’s product offerings. These services were marketed in two branch offices in 2001, and as such, revenues generated from non-PEO services in 2001 were not significant.

References in this report to the “Company” or “Staff Leasing” include Staff Leasing, Inc. and its consolidated subsidiaries unless the context indicates otherwise. The Company was originally organized in 1993. From November 5, 1993 to July 1, 1997, the Company was a limited partnership (the “Partnership”), which was formed to acquire the assets of a PEO business that had operated since 1984. Staff Leasing, Inc. was formed in 1997 to acquire all of the limited partnership interests in the Partnership held by various investors, including certain executive officers, directors, and employees of the Company, pursuant to the reorganization (the “Reorganization”). In the Reorganization, which was concluded in July 1997 simultaneously with the Company’s initial public offering, Staff Leasing, Inc. acquired all of the limited partnership interests in the Partnership, becoming the sole limited partner and in effect incorporating the business of the Company. As part of the

Reorganization, in September 1997 all of the issued and outstanding capital stock of Staff Acquisition, Inc., the general partner of the Partnership, was acquired from Charles S. Craig, owner of all of the issued and outstanding capital stock of Staff Acquisition, Inc.

Recent Events

On March 21, 2002, the Company employed Erik Vonk to succeed James F. Manning. Mr. Vonk will be appointed Chairman and CEO of the Company on April 8, 2002. In connection with such employment, Mr. Vonk entered into a four year employment agreement, purchased 165,562 shares of Company common stock from the Company at $3.02 per share and was granted options to purchase 100,000 shares of Company common stock at $3.02 per share which represents the fair market value of the Company’s common stock at the close of trading on that date. Subject to approval by the Company’s shareholders at the 2002 annual shareholders meeting of the Company’s 2002 Stock Incentive Plan, Mr. Vonk will be issued 900,000 additional options to purchase shares of Company common stock at a price per share equal to the fair market value at the close of trading on the date of such approval.

PEO Industry

The PEO industry began to evolve in the early 1980s, largely in response to the difficulties faced by small to medium-sized businesses in procuring workers’ compensation insurance coverage on a cost-effective basis and in operating in an increasingly complex legal and regulatory environment. While various service providers, such as payroll processing firms, benefits and safety consultants and temporary staffing firms, were available to assist these businesses with specific tasks, PEOs began to emerge as providers of a more comprehensive outsourcing solution to these burdens.

Revenue growth in the PEO industry has been significant. The Company believes that the key factors driving demand for PEO services include:

•	The increasing complexity of employment-related governmental regulations and the related costs of compliance;

•	The size and growth of the small to medium-sized business community in the United States;

•	The increasing acceptance in the small to medium-sized business community of outsourcing of certain non-core functions such as those offered by the Company;

•	The need to manage cash expenditures associated with payroll and payroll-related expenses, including workers’ compensation insurance; and

•	The need to provide health and retirement benefits on a cost-effective and convenient basis.

Another factor affecting the PEO industry has been the increasing recognition and acceptance by regulatory authorities of PEOs and the co-employer relationship created by PEOs, with the development of licensing or registration requirements at the state level. The Company and other industry leaders, in concert with the National Association of Professional Employer Organization’s (“NAPEO”), have worked with the relevant government entities for the establishment of a regulatory framework that would clarify the roles and obligations of the PEO and the client in the “co-employer” relationship. This framework generally imposes financial responsibility on the PEO and its controlling persons in order to promote the increased acceptance and further development of the industry. See “Industry Regulation—State Regulation.”

While many states do not explicitly regulate PEOs, twenty-two states (including five states where the Company has offices: Colorado, Florida, Minnesota, Tennessee and Texas) have enacted legislation containing licensing or registration requirements and, currently, several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs.

Client Services

The Company provides a broad range of services to its clients, including human resources consulting services, payroll administration, benefits administration, risk management and unemployment administration services. These services are primarily offered to the Company’s clients on a bundled basis. Health and retirement programs may be elected at the option of the client. During 2001, the Company began offering many of these services in an unbundled manner to its clients. The Company provides these services to its clients through the following core activities:

Human resources consulting services.    The Company provides certain consulting services to assist its clients in the recruitment, selection, development and retention of human capital in compliance with regulatory requirements. The Company also provides human resources related forms, policies and administrative functions, such as employment applications, employee guidebooks and Family and Medical Leave Act of 1993 (“FMLA”) administration. Additionally, the Company conducts seminars for its clients and worksite employees. The topics include interviewing techniques, diversity awareness, sexual harassment prevention and performance management. They are provided by a dedicated team of human resources professionals and are utilized by client companies of all sizes spanning a wide range of industries.

Payroll administration services.    As a co-employer, the Company is responsible for payroll administration, which includes recordkeeping, making payroll tax deposits, reporting payroll taxes and related matters. The Company’s clients are serviced by a service center in Bradenton, Florida that is staffed by approximately 200 service representatives and supervisors. The service center is organized into payroll teams and each payroll team is assigned to serve clients in specific sales branch offices in defined geographic areas. These representatives receive payroll and employee-related information via the Internet, by telephone and facsimile transmission from clients. The data received from the clients is then processed to produce the client’s payroll checks. The service center generally handles approximately 28,000 inbound and outbound telephone calls per week. The Company processed approximately 4.2 million payroll checks in 2001 and sent out approximately 250,000 W-2s for worksite employees in January 2002.

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

The Company also offers retirement benefits under a multiple employer 401(k) retirement plan, and through traditional and Roth payroll deducted IRAs for worksite employees.

In addition, the Company provides numerous benefits-related human resources services to its clients. These services include pre- and post-tax payroll deductions, plan eligibility, Internal Revenue Code Section 125 and Employee Retirement Income Security Act (“ERISA”) requirements, Consolidated Omnibus Budget Reconciliation Act of 1987 (“COBRA”) administration for health benefit plans and investment fund information for retirement benefit plans.

Risk management services.    As part of its risk management services, the Company conducts on-site safety inspections for its clients with high-risk profiles to identify potential safety hazards. The Company’s safety consultants meet with clients to review their loss history, determine loss exposure, evaluate current controls and recommend additional control options to reduce exposure to loss or worker injury. These safety consultants continue to monitor worksite safety concerns, as needed. The safety consultants are also trained to ensure the proper workers’ compensation classification of worksite employees. These risk management services are designed to reduce workers’ compensation claims and to reduce other costs arising from workplace injury, such as costs of employee turnover, employee retraining and recruiting and reduced employee morale. As of December 31, 2001, the Company employed 25 safety professionals.

Unemployment administration services.    The Company’s unemployment administration services department is responsible for processing all state unemployment claims related to its worksite employees. Unemployment claims determined to be unwarranted by the Company are protested by the Company under the appropriate state regulatory procedures.

Clients

Overview.    As of December 31, 2001, the Company’s customer base consisted of over 8,000 client companies with an average of 13.9 employees. The Company had clients classified in over 500 Standard Industrial Classification (“SIC”) codes. The Company’s client distribution by major SIC code industry grouping for 2001 is:

Category	Percent of Total Revenues
Services(1)	30.8%
Construction	22.8
Retail Trade	10.7
Manufacturing	9.9
Restaurants	7.6
Finance/Insurance/Real Estate	6.5
Agriculture	4.5
Wholesale Trade	4.4
Transportation	2.7
Other	.1

Total	100.0%

(1)
Services consist principally of clients in the following: automotive repair, health services, business services, personal services (e.g., laundry and dry cleaning, beauty and barber shops), hotel and lodging services, computer services, legal services, social services and miscellaneous repair services.

Client selection and retention strategy.    As part of its client selection strategy, the Company offers its services to certain businesses within specified SIC codes. All prospective clients are also evaluated individually on the basis of total predicted profitability. This analysis takes into account workers’ compensation risk and claims history, unemployment history, payroll adequacy, and credit status. With respect to potential clients operating in certain industries believed by the Company to present a level of risk exceeding industry norms, more rigorous approval requirements must be met before the Company begins to provide services to the client. This process may include an on-site inspection and review of workers’ compensation and unemployment claims experience for the last three years. In addition, under the terms of the Company’s workers’ compensation agreement with CNA, potential clients in certain industries or with historically high workers’ compensation insurance claims experience must also be approved by the insurance carrier before services are provided. The Company determines a client’s method of payment based on the client’s credit history.

Historically, the Company’s sales force sold its services to all businesses within its established client selection criteria. As a result, the Company’s client base has contained significant segments of businesses with fewer than five employees, start-up businesses and small construction businesses that tend to be volatile and less likely to succeed than larger businesses with long operating histories in less cyclical industries. During the first quarter of 2000, the Company modified its selection criteria for new clients to restrict the solicitation of businesses with fewer than five employees and those paying wages substantially below average for their trade or business. At that time, the Company also modified its pricing model to take into account factors such as the size of the client based on worksite employee count, competitiveness of wages, payroll volume, and the length of time the client has been in business when determining a service fee. Additionally, the Company decided to exit certain high-risk industry segments and terminated all clients within those segments.

In the first quarter of 2001, the Company further refined its new client selection criteria for new business by adopting a policy of not selling its services to clients in the construction industry or to clients in certain other high-risk industries. The Company will continue to service its existing clients in these industries; however, its sales force will target new clients in lower risk industries.

The Company performs an annual client review program as well as a continuous detailed profitability and risk analysis of all its clients. Based on the results of these analyses, the Company changes prices, or if necessary, terminates certain clients that the Company believes would otherwise be detrimental to its long-term profitability. For example, in February 2002, the Company further reduced its risk profile by no longer servicing clients in the roofing and trucking industry.

Due to the marketplace increases in the costs of insurance related to workers’ compensation and health benefits, the Company implemented a general price increase as of January 1, 2002 for most of its client base.

The Company’s client retention rate for 2001 was 73%. The NAPEO standard for measuring client retention is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period. Retention rate is affected by the material instability in the small to medium sized business market that the Company serves. Of the clients that ceased using the Company’s services in 2001, approximately 39% of the clients were terminated by the Company for reasons that include unacceptable risk, administrative non-compliance and low profitability to the Company, 18% ceased using the Company’s services for reasons relating to their individual financial condition, such as their business being closed or sold, 28% terminated their relationship with the Company because they believed the service to be too costly and 15% stopped using the Company’s services due to dissatisfaction for other reasons.

In order to retain clients and improve retention with respect to those clients that voluntarily stopped using the Company’s services, the Company has several client care initiatives focused on improved client service. In addition, the Company has fully deployed the Oracle Customer Relationship Management system that allows the Company to more quickly respond to and monitor client issues, track response time of customer service representatives, and provide better overall customer service. Finally, the Company contracts with outside consultants to perform customer satisfaction surveys to gain a better understanding of the reasons that may cause clients to terminate their business relationship with the Company.

The Company’s change in client selection criteria is also intended to improve client retention. Historically, the retention rate has been greater for larger clients than for smaller clients.

Client Services Agreement.    All clients are required to enter into the Company’s Client Services Agreement. The Client Services Agreement provides for an initial one-year term, subject to termination by the Company or the client at any time upon 30 days’ prior written notice. After the initial term the contract may be renewed, terminated or continued on a month-to-month basis. In most cases, such contracts are continued on a month-to-month basis. The Company requires the owners of substantially all of its clients to personally guarantee the client’s obligations under the Client Services Agreement.

The service fee charged by the Company is invoiced along with each periodic payroll delivered to the client. The service fee covers the cost of certain employment-related taxes, workers’ compensation insurance coverage and administrative and field services provided by the Company to the client, including payroll administration, record keeping, safety, human resources and regulatory compliance consultation. The client’s portion of health and retirement benefit plan costs is charged separately and is not included in the service fee. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience.

Clients are required to pay amounts owed to the Company prior to or upon delivery of the payroll checks to the client. The Company retains the ability to terminate the Client Services Agreement as well as its employment relationship with the worksite employees immediately upon non-payment by a client. The Company manages its exposure for payment through the periodic nature of payroll, client credit checks, owner guarantees, the Company’s client selection process and its right to terminate.

Employment-related liabilities are generally allocated between the Company and the client pursuant to the Client Services Agreement, with the Company assuming responsibility for worksite employee payroll and for compliance with certain employment-related governmental regulations that can be effectively managed away from the client’s premises. The client remains responsible for compliance with other employment-related governmental regulations that are more closely related to the daily supervision of worksite employees. When joint responsibility is appropriate, employment-related liabilities are shared between the Company and the client. The following table summarizes the general division of responsibilities for employment related regulatory compliance under the Client Services Agreement:

GEVITY HR	CLIENT

•   All rules and regulations governing the reporting, collection and payment of Federal and state payroll taxes on wages, including: (i) Federal income tax withholding provisions of the Internal Revenue Code; (ii) state and/or local income tax withholding provisions; (iii) FICA; (iv) FUTA; and (v) applicable state unemployment tax provisions, including managing claims

•   Applicable workers’ compensation laws including, but not limited to: (i) procuring workers’ compensation insurance; and (ii) completing and filing all required reports

•   Fair Labor Standards Act (“FLSA”)*

•   COBRA (Consolidated Omnibus Budget Reconciliation Act of 1986) continuation coverage for employees covered under health plans sponsored by Gevity HR

•   Laws governing the garnishment of wages, including Title III of the Consumer Credit Protection Act

•   Family and Medical Leave Act of 1993 (“FMLA”)

•   All rules and regulations governing administration, procurement and payment of all Company sponsored employee benefit plans elected by the client or worksite employee

•   Worksite and employee safety under the Occupational Safety and Health Act (“OSHA”) and related or similar Federal, state or local regulations

•   Government contracting requirements as regulated by, including, but not limited to: (i) Executive Order 11246; (ii) Vocational Rehabilitation Act of 1973; (iii) Vietnam Era Veteran’s Readjustment Assistance Act of 1974; (iv) Walsh-Healy Public Contracts Act; (v) Davis-Bacon Act; (vi) the Service Contract Act of 1965; and (vii) any and all similar, related or like Federal, state or local laws, regulations, ordinances and statutes

•   Professional licensing and liability

•   Internal Revenue Code Sections 414(m), (n) and (o) relating to client maintained benefit plans

•   Laws affecting the assignment and ownership of intellectual property rights including, but not limited to, inventions, whether patentable or not, any patents resulting therefrom, copyrights and trade secrets

•   Worker Adjustment and Retraining Notification Act

•   Laws affecting the maintenance, storage and disposal of hazardous materials

•   FLSA*, Title VII (Civil Rights Act of 1964) FMLA*, IRCA, the Americans with Disabilities Act, the Age Discrimination in Employment Act, Older Workers Benefit Protection Act (including provisions thereunder relating to client's premises)

•   All other Federal, state, county or local laws, regulations, ordinances and statutes which regulate employees’ wage and hour matters, prohibit discrimination in the workplace or govern the employer/employee relationship

•   Compliance with the Immigration Reform and Control Act (“IRCA”)

*	Shared responsibility

Sales and Marketing

The Company markets its services through a direct sales force, which as of December 31, 2001 consisted of approximately 220 sales persons and 300 other field sales and service personnel. The Company uses a direct sales force rather than selling through agents, which allows the Company more control over the client selection process. The Company’s sales force is located throughout its 40 branch offices, with one to sixteen sales persons in each branch office. The Company plans to expand its national coverage and add sales offices in major metropolitan areas in the next few years as it targets higher wage employees in white-collar businesses. The Company’s sales persons are compensated by a combination of salary and commission that has, for top producers, exceeded $250,000 annually.

The Company generally seeks to hire sales persons who have five or more years of work experience and two or more years of sales experience in other business-to-business sales positions. In addition to on the job training, the Company provides a formal training program to familiarize new sales persons with the Company’s services, policies, procedures and sales process. The Company requires sales persons to undergo additional training when new services are offered.

The Company generates sales leads from various referral sources as well as from direct sales efforts and inquiries. Referral sources accounted for approximately 60% of the Company’s new clients in 2001. Each sales person is required to visit his or her clients periodically in order to maintain an ongoing relationship and to seek referrals. The Company has focused its sales efforts on client referrals and uses a client incentive program to encourage increased referral activity from its clients. The Company also generates sales leads through contacts produced by its telesales group, which makes calls to potential clients identified from industry data, its Internet site, purchased lists and other sources.

Vendor Relationships

The Company provides benefits to its worksite employees under arrangements with a number of vendors. The maintenance of insurance plans including workers’ compensation plans and health benefit plans that cover worksite employees is a significant part of the Company’s business. If the Company were required to obtain replacement contracts, such replacement could cause a significant disruption to the Company’s business and possible dissatisfaction with the Company’s service offering leading to a decrease in client retention and an adverse effect on the Company’s future results of operations or financial condition.

Workers’ Compensation Plans

The Company’s workers’ compensation carrier in 2001 was CNA. For 2000, the Company’s workers’ compensation carriers were CNA and the Texas Workers’ Compensation Fund (the “Texas Fund”). In states where private insurance is not permitted, worksite employees are covered by state insurance funds.

The CNA arrangement is an insured loss sensitive program that provides insurance coverage for claims incurred in each plan year but which will be paid out over future periods. The program has per accident stop loss coverage and aggregate stop loss coverage. The actual premium payable to CNA is determined based on the industries serviced by the Company and the losses incurred under the program. The Company retains the liability for claims paid during the first year of the program. For the 2000 and 2001 programs, the Company guarantees the premiums paid to CNA for the 2000 and 2001 plan years will earn an annual rate of return equal to seven percent. For the 2002 program the guaranteed rate of return is four and one-quarter percent. The Company is required to pay additional premiums to CNA if the actual return earned by the premiums paid for the 2000 and 2001 plan years is less than the guaranteed rate of return. Additional premium calls may be made by CNA in later years if the premiums paid by the Company in the first year of the program are not sufficient to fund all claims to be paid under the program, subject to the aggregate stop loss coverage amount and the per accident stop loss coverage amount.

The Company is required to provide collateral to CNA based on CNA’s total projected claims covered under the program. The payment of first year claims by the Company and premium payments to fund claims to be paid by CNA in later years reduce the total collateral required to be provided by the Company. The required collateral can be provided in the form of deposits paid to CNA, cash and short-term investments placed into a trust account, letters of credit, and surety bond collateral provided by independent surety bond providers.

The following table summarizes the adjusted specific financial provisions related to the CNA workers’ compensation program for the 2000 and 2001 program years:

	2000 Program Year	2001 Program Year
First Year Paid Losses	$26,000,000	$24,945,600
Insurance Premiums Paid	49,000,000	47,800,007
Collateral Requirements	39,000,000	32,875,000

For 2000, the Texas Fund was the provider of workers’ compensation insurance for worksite employees based in Texas. The Texas Fund program was a guaranteed cost insurance arrangement that expired on December 31, 2000. The agreement with the Texas Fund was not renewed beyond the original one-year term. The Company has no workers’ compensation liability with respect to claims by Texas based employees which arose in 2000 for amounts in excess of those paid to the Texas Fund.

Prior to January 1, 2000, the Company’s workers’ compensation coverage was provided by Liberty Mutual Insurance on a guaranteed cost basis. Amounts due under this program were a fixed percentage of the Company’s workers’ compensation payroll and were paid on a monthly basis. The Company has no liability in excess of such amounts paid, for periods prior to January, 1, 2000.

Health Benefit Plans

The Company partners with premier managed care companies to provide health insurance to its worksite employees. Blue Cross Blue Shield of Florida is the primary partner delivering health care to Florida and Alabama worksite employees, although Capital Health Plans provides HMO coverage to worksite employees in the Tallahassee, Florida region. The Company’s policy with Blue Cross Blue Shield of Florida is a three-year minimum premium arrangement entered into as of January 1, 2000. Pursuant to this arrangement, the Company is obligated to reimburse Blue Cross Blue Shield of Florida for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered worksite employee associated with this policy are specified by year and the stop loss coverage is provided at the level of 115% of projected claims. The Company’s obligation to Blue Cross is secured by letters of credit.

In Minnesota, HealthPartners (Minnesota) provides health coverage to Minnesota worksite employees.

Aetna U. S. Healthcare (“Aetna”) is the primary health care provider for worksite employees throughout the remainder of the country. Under the Aetna health plan, worksite employees must work a minimum of 25 hours per week to be eligible for coverage. Additional eligibility criteria may be established in each client’s benefits contract. With respect to the Aetna health plan, the Company requires each client that elects health coverage to meet minimum contribution and worksite employee participation rates. The Aetna health plan is subject to a guaranteed cost contract that caps the Company’s annual liability.

The Company’s dental plans, which include both a PPO and HMO offering, are provided by Aetna for all worksite employees who elect coverage. The Aetna dental plan is subject to a guaranteed cost contract that caps the Company’s annual liability.

In addition to health and dental coverage, the Company offers various other insurance programs to worksite employees such as vision care, life, accidental death and dismemberment, short term disability and long term disability.

Information Technology

The Company has invested and is continuing to invest capital resources in the development and enhancement of its information and technology infrastructure, including computer hardware and software and telephony. This investment is intended to better serve the Company’s client base, achieve a high level of customer service and allow the Company to improve efficiencies in its operations.

These computer systems provide the Company with the capability to promptly and accurately deliver payroll and related services and generate comprehensive management reports. The Company’s information systems manage all data relating to worksite employee enrollment, payroll processing, benefits administration, management information and other requirements of the Company’s operations. The current systems have high volume payroll processing capabilities that allow the Company to produce and deliver weekly payrolls to its clients, each customized to the needs of such clients. In 2001, the Company processed approximately 81,000 payroll checks per week.

The Company processes payroll for all of its worksite employees using Oracle’s human resource management system “HRMS” and payroll processing application. The Oracle system enables the Company to effectively manage its existing operations and maintain appropriate controls.

The Company provides client services through the use of the Oracle Customer Relationship Management (“CRM”) system. The CRM system allows the Company to more quickly respond to and monitor client issues, track response time of customer service representatives, and provide clients with a better overall customer service experience.

The Company has enhanced the use of technology by its field staff through the use of a sales automation software system. This software reduces paperwork, speeds up the new client proposal process and streamlines the new client enrollment process.

The Company has continued its development of Gevity HR Central (formerly known as Staffweb) an Internet interface with the Oracle HRMS and payroll processing application. Gevity HR Central allows clients to input their payroll data directly into the Company’s payroll applications via the Internet. Clients can regularly add or delete employees, view reports, and change payroll information. Gevity HR Central allows the Company to service its clients 24 hours a day with increased accuracy and efficiency. Gevity HR Central is updated regularly to increase its functionality and also is intended to serve as a human resource information portal for clients providing a variety of payroll and human resource tools, templates and information. At the end of 2001, payroll information for approximately 55% of the Company’s worksite employees was submitted over the Internet. Usage of this technology is expected to increase in 2002 as over 88% of new clients obtained in 2001 opted to use Gevity HR Central when reporting payroll information to the Company.

The Company’s information technology staff consisted of 65 persons at December 31, 2001. The Company believes the development of its information technology is an integral part of achieving its growth objectives and intends to continue to invest in its technology infrastructure.

Competition

The human resources consulting industry is highly fragmented and the Company believes it is one of the largest PEOs in the United States in terms of active worksite employees and revenues. The Company considers its primary competition to be PEOs, insurance agents and fee-for-service providers, such as payroll processors and human resources consultants. The market for human resource consulting services is expected to become increasingly competitive as larger companies, some of which have greater financial resources than the Company and which have not traditionally operated in this industry, enter the market.

The key competitive factors in the human resource consulting industry are breadth and quality of services, price, reputation, financial stability, as well as choice, quality and cost of benefits. The Company seeks to compete through its ability to provide a full-service human resources solution to its clients through its advanced information technology solutions.

The Company believes that some smaller PEOs are exiting the PEO market due to increased collateral required by providers of workers’ compensation and health benefits insurance. In addition, an increase in costs and a lack of available workers’ compensation and health benefits insurance programs is impacting these PEOs.

Internal Company Employees

As of December 31, 2001 the Company had 1,018 internal employees of whom 500 were located at the Company’s headquarters in Bradenton, Florida. The remaining employees were located in the Company’s branch offices. None of the Company’s internal employees is covered by a collective bargaining agreement.

Industry Regulation

The Company’s operations are affected by numerous Federal and state laws and regulations relating to employment matters, benefit plans and taxes. By entering into a co-employer relationship with its clients, the Company assumes certain obligations and responsibilities as an employer under these laws. Because many of these Federal and state laws were enacted before the development of non-traditional employment relationships, such as PEOs, temporary employment and other employment-related outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. In addition, the definition of “employer” under these laws is not uniform.

Some governmental agencies that regulate employment have developed rules that specifically address issues raised by the relationship among PEOs, clients and worksite employees. Such regulations are relatively new and, therefore, their interpretation and application by administrative agencies and Federal and state courts are limited or non-existent. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. In addition, from time to time, states have considered, and may in the future consider, imposing certain taxes on gross revenues or service fees of the Company and its competitors. The Company cannot predict with any degree of certainty the nature of the development of Federal, state and local regulations or whether any states will impose such taxes.

The Company believes that its operations are currently in compliance in all material respects with applicable Federal and state statutes and regulations.

Employee Benefit Plans

Effective April 1, 1997, the Company began to offer a 401(k) retirement plan, designed to be a “multiple employer” plan under Internal Revenue Code of 1986, as amended (the “Code”) Section 413(c). This plan design enables owners of clients and highly compensated worksite employees, as well as highly compensated internal employees of the Company, to participate. These persons were excluded from the 401(k) retirement plan offered prior to April 1, 1997, in order to avoid issues of discrimination in favor of highly compensated employees. Generally, employee benefit plans are subject to provisions of both the Code and ERISA. The Company’s retirement plan offerings include payroll-deducted traditional and Roth IRAs in addition to 20 different investment options to select from within the 401(k) plan.

Employer Status.    In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an “employer” of certain workers for Federal employment tax purposes if an employment relationship exists between the entity and the workers under the common law test of employment. In addition, the officers of a corporation are deemed to be employees of that corporation for Federal employment tax purposes. The common law test of employment, as applied by the Internal Revenue Service (“IRS”) involves an examination of many factors to ascertain whether an employment relationship exists between a worker and a purported employer. Such a test is generally applied to determine whether an individual is an independent contractor or an employee for Federal employment tax purposes and not to determine whether each of two or more companies is a “co-employer.” Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual’s work. The courts have provided that the common law employer test applied to determine the existence of an employer-employee relationship for Federal employment tax purposes can be different than the common law test applied to determine employer status for other Federal tax purposes. In addition, control and supervision have been held to be less important factors when determining employer status for ERISA purposes.

The IRS established the Market Segment Study for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. The Company was not one of the PEOs selected for the study. One issue that has arisen from this study is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Code, including participation in the PEO’s 401(k) retirement plan.

The Company is not able to predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the Market Segment Study and the ultimate outcome of such decisions. Further, the Company is unable to predict whether the Treasury Department will issue a policy statement with respect to its position on these issues or, if issued, whether such a statement would be favorable to the Company. The Company believes that the establishment of its multiple employer plan under Code Section 413(c) eliminates the exposure as to contributions to that plan resulting from an IRS determination that no employer relationship exists between the sponsor of the plan and the plan participants. Since this plan is co-sponsored by each participating client, the Company believes that even if the IRS were to determine that the worksite employees were not employees of the Company, it could not reach the same conclusion as to the client co-sponsor. If the IRS were to apply retroactively an adverse decision and disqualify the Company’s former 401(k) retirement plan, then the employees’ vested account balances under the former 401(k) retirement plan would become taxable, the Company’s tax deductions would be allowed only as matching contributions, the former 401(k) retirement plan’s trust would become a taxable trust, and the Company would be subject to liability with respect to its failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such event, the Company would also face the risk of client dissatisfaction and potential litigation. A retroactive application by the IRS of an adverse conclusion would have a material adverse effect on the Company’s future financial position and results of operations. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues by the IRS.

ERISA Requirements.    Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines “employer” as “any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan.” ERISA defines the term “employee” as “any individual employed by an employer.” The courts have held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. However, in applying that test, control and supervision are less important for ERISA purposes when determining whether an employer has assumed responsibility for an individual’s benefits status. A definitive judicial interpretation of “employer” in the context of a PEO or employee leasing arrangement has not been established.

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

Federal Employment Taxes

As an employer, the Company assumes responsibility and liability for the payment of Federal and state employment taxes with respect to wages and salaries paid to worksite employees. There are essentially three types of Federal employment tax obligations:(i) withholding of income tax governed by Code section 3401, et seq.; (ii) obligations under the Federal Income Contributions Act (“FICA”), governed by Code section 3101, et seq.; and (iii) obligations under the Federal Unemployment Tax Act (“FUTA”), governed by Code section 3101, et seq. Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

The Market Segment Study discussed above examines, among other issues, whether PEOs, such as the Company, are employers of worksite employees under the Code provisions applicable to Federal employment taxes and, consequently, are responsible for payment of employment taxes on wages and salaries paid to such worksite employees. Code section 3401(d)(1), which applies to Federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an “employer” for purposes of Federal income tax withholding. The courts have extended this common law employer exception to apply for both FICA and FUTA tax purposes. Code section 3401(d)(1) states that if the person for whom services are rendered does not have control of the payment of wages, the “employer” for this purpose is the person having control of the payment of wages. The Treasury Regulations issued under Code section 3401(d)(1) state that a third party can be deemed to be the employer of workers under this Section for income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages. Although several courts have examined Code section 3401(d)(1) with regard to PEOs, its ultimate scope has not been delineated. Moreover, the IRS has to date relied extensively on the common law test of employment in determining liability for failure to comply with Federal income tax withholding requirements.

Accordingly, while the Company believes that it can assume the withholding obligations for worksite employees, if the Company fails to meet these obligations the client may be held jointly and severally liable. While this interpretive issue has not, to the Company’s knowledge, discouraged clients from utilizing the Company’s services, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future.

State Regulation

Florida.    In Florida, the Company’s PEO operations are licensed under the Florida Employee Leasing Licensing Act of 1991 (the “Florida Licensing Act”). The Florida Licensing Act requires PEOs and their controlling persons to be licensed, mandates reporting requirements and allocates several employer responsibilities. The Florida Licensing Act also requires licensed PEOs to submit annual audited financial statements and maintain a tangible accounting net worth and positive working capital. The Florida Licensing Act also requires PEOs to, among other things: (i) reserve a right of direction and control over the leased employees; (ii) enter into a written agreement with the client; (iii) pay wages to the leased employees; (iv) pay and collect payroll taxes; (v) retain authority to hire, terminate, discipline and reassign employees; (vi) reserve a right to direct and control the management of safety, risk and hazard control at the worksite, including responsibility to promulgate and administer employment and safety policies and to manage workers’ compensation claims.

Texas.    The Texas Staff Leasing Services Act (the “Texas Act”) regulates and establishes a legal framework for PEOs in Texas and has requirements similar to those of Florida for a PEO’s relationship with its clients. The Company’s PEO operations are licensed under the Texas Act. The Texas Act, which became effective on September 1, 1993, established mandatory licensing for PEOs and expressly recognizes a licensed PEO as the employer of the worksite employee for purposes of the Texas Unemployment Compensation Act. The Texas Act also provides, to the extent governed by Texas law, that a licensed PEO may sponsor and maintain employee benefit plans for the benefit of worksite employees. In addition, the Texas Act not only provides that a PEO may elect to obtain workers’ compensation insurance coverage for its worksite employees but also provides that, for workers’ compensation insurance purposes, a licensed PEO and its client are treated as co-employers. In order to obtain a license, applicants must undergo a background check, demonstrate a history of good standing with tax authorities and meet certain capitalization requirements that increase with the number of worksite employees employed. The Texas Act specifies that the Texas Department of Licensing and Regulation (“TDLR”) is responsible for enforcement of the Texas Act and TDLR has adopted regulations under the Texas Act.

Other States.    While many states do not explicitly regulate PEOs, 20 other states including three states where the Company has offices (Colorado, Tennessee and Minnesota) have passed laws that have licensing, registration or other compliance requirements for PEOs and several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. The Company holds licenses in Colorado, Tennessee and Minnesota and is registered or otherwise compliant in these 20 states. Whether or not a state has licensing, registration or other compliance requirements, the Company faces a number of other state and local regulations that could impact its operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to each person who is or was an executive officer of the Company in 2001, as indicated below.

Name	Age	Position
James F. Manning	72	Chairman of the Board and Chief Executive Officer
Michael K. Phippen	49	Chairman of the Board and Chief Executive Officer (resigned October 2001)
John E. Panning	51	Chief Financial Officer, Chief Operating Officer and Director
Lisa J. Harris	41	Senior Vice President, Chief Information Officer
Michael W. Ehresman	44	Senior Vice President, Strategic Initiatives
Gregory M. Nichols	48	Senior Vice President, Human Resources and General Counsel

James F. Manning has served as Chairman of the Board of Directors and Chief Executive Officer since October 2001. He was retired from May 1988 through October 2001. Mr. Manning was formerly with the Company from 1995 through 1998, serving as President of Staff Leasing from July 1995 until December 1996, as Vice Chairman of the Board of Directors from January 1997 to December 1997, and as a director through May 1998. Mr. Manning will be succeeded by Erik Vonk as of April 8, 2002. (See “Recent Events”).

Michael K. Phippen served as Chairman of the Board of Directors and Chief Executive Officer from July 2000 until his resignation in October 2001. Before joining Staff Leasing, from 1998 to 2000, he was President and Chief Executive Officer of Westaff, Inc. From 1996 to 1998, Mr. Phippen was the President and Chief Operating Officer of Westaff, Inc.

John E. Panning has served as Chief Financial Officer since January 1997 and as Chief Operating Officer since May 2001. He served as a member of the Office of Chief Executive from December 1999 to July 2000. From August 1996 to December 1996, he served as Senior Vice President of Finance of Staff Leasing. Mr. Panning served as Senior Vice President of Sales of Staff Leasing from January 1995 to July 1996.

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

Gregory M. Nichols has served as Senior Vice President, Human Resources and General Counsel since January 2001. Before joining Staff Leasing, he served as Vice President of Human Resources and General Counsel of Starboard Cruise Services, Inc. and prior to 1998 was the Corporate Counsel for G. Neil Companies. Mr. Nichols is a member of the Florida Bar Association.

ITEM 2.     PROPERTIES

The Company’s operations are conducted from its 107,511 square foot corporate headquarters located in Bradenton, Florida. The Company leases this facility under a lease which expires in November 2005, but which can be renewed, at the option of the Company, for two additional five-year periods.

The Company also leases space for its 40 offices located in Florida, Georgia, Texas, Arizona, Minnesota, North Carolina, Tennessee, Alabama, Colorado and New York. The Company believes that its branch office leases, which generally have terms of three to five years, can either be renewed on acceptable terms or that other, comparable space can be located upon the expiration of any branch office lease without significant additional cost to the Company. The Company considers its facilities to be adequate for its current and prospective operations.

ITEM 3.     LEGAL PROCEEDINGS

Lawrence E. Egle v. Staff Leasing, Inc., et al.    On April 30, 1999 the plaintiff, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company, in order to entrench themselves in the management of the Company, breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company. Plaintiffs seek injunctive relief and unspecified damages including attorneys’ and experts’ fees. Defendants and counsel for the putative plaintiff class have reached a preliminary agreement on terms of a settlement, following mediation. The settlement is subject to finalization of settlement terms and court approval, following notice to the putative class. Management does not expect any settlement to have a material effect on the Company’s financial position or results of operations.

The Company is a party to certain pending claims which have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved. However, the defense and settlement of such claims may impact the future availability of and cost to the Company or applicable insurance coverage.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.    The Company’s common stock is traded on the Nasdaq National Market under the ticker symbol “GVHR.” The following table sets forth the high and low stock prices of the Common Stock as reported on the Nasdaq National Market and dividends for the last two fiscal years:

	2001			2000
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$4.000	$2.625	$.05	$10.063	$3.000	None
June 30	4.000	2.563	.05	5.688	3.000	None
September 30	4.000	0.890	.05	4.750	3.250	None
December 31	2.550	1.050	.05	4.063	2.781	None

Dividends.    The Company did not pay any cash dividends prior to March 14, 2001. The Board of Directors declared a cash dividend on November 30, 2001 of $0.05 per share of Common Stock, payable on January 31, 2002 to holders of record on January 15, 2002. While this dividend declaration is part of an intended regular quarterly dividend program, any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

Holders.    As of March 1, 2002, there were 406 shareholders of record of the Company’s common stock. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The Company operated as a limited partnership for all periods before a reorganization on July 1, 1997, and as a C-corporation under the Code since the reorganization. The reorganization was accounted for as a combination among entities under common control and accordingly, for financial statement presentation purposes, the reorganization was treated as a pooling of interests of the Company and Staff Capital, L.P. as of and for the periods presented. The following selected financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information included as Part II, Item 8. of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included as Part II, Item 7.

	FOR THE YEARS ENDED DECEMBER 31,
	1997	1998	1999	2000	2001
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues	$1,851,248	$2,375,522	$2,701,886	$3,104,240	$3,180,003
Gross profit	$93,988	$112,915	$127,623	$95,565	$70,985
Operating income (loss)	$26,446	$34,342	$32,975	$(3,784)	$(29,288)
Net income (loss) (1)(2)	$30,783	$23,395	$21,650	$604	$(15,603)
Net income (loss) attributable to common shareholders (1)(3)	$28,392	$23,395	$21,650	$604	$(15,603)
Net income (loss) per share attributable to common shareholders (4)
Basic	$1.32	$1.01	$.99	$.03	$(0.76)
Diluted	$1.26	$.97	$.97	$.03	$(0.76)
Weighted average common shares (in 000’s)(4)
Basic	21,588	23,207	21,779	21,361	20,606
Diluted	22,459	24,092	22,210	21,373	20,612
STATISTICAL AND OPERATING DATA:
Worksite employees at period end	107,855	127,470	133,197	124,014	111,910
Clients at period end	9,233	10,751	10,740	9,142	8,040
Average number of worksite employees per client at period end	11.68	11.86	12.40	13.57	13.92
Capital expenditures	$7,100	$10,937	$10,911	$4,184	$7,492
BALANCE SHEET DATA:
Total assets	$125,119	$139,778	$163,570	$212,338	$219,903
Long-term accrued workers’ compensation and health reserves	$1,000	$1,000	$1,000	$20,530	$48,049
Total shareholders’ equity	$58,148	$62,789	$80,756	$77,460	$57,511

(1)
Before the Reorganization, the Company operated as a Partnership. Accordingly, the tax effect of the Partnership’s activities accrued to the individual partners and no provision for income taxes was recognized.

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

(3)
Fixed return on preferred interest represents the return paid on the Class A and Class B Interests through July 1, 1997, the date of Reorganization. The fixed return on preferred interest was $2,391, $0, $0, $0, and $0 for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively.

(4)
In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128,“Earnings Per Share” (SFAS 128), as required. The previously reported earnings (loss) per share have been restated as required by SFAS 128.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. The Company’s actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-K. See Part 1, “Cautionary Note Regarding Forward-Looking Statements.” The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this filing. Historical results are not necessarily indicative of trends in operating results for any future period.

Overview

The Company is one of the largest professional employer organizations (“PEO”) in the United States as measured by the number of active worksite employees. At December 31, 2001, the Company served over 8,000 clients with approximately 112,000 active worksite employees. With 40 branches located in Florida, Texas, Georgia, Arizona, Minnesota, North Carolina, Tennessee, Alabama, Colorado and New York, the Company provides a broad range of services, including human resources consulting, payroll administration, benefits administration, risk management and unemployment administration services.

Revenues.    Revenues consist of charges by the Company for the salaries and wages of the worksite employees, the service fee and the client’s portion of health and retirement benefits provided to the worksite employees. These charges are invoiced to the client at the time of each periodic payroll. Service revenues are recognized in the period in which the worksite employee works. The accrual for payroll and payroll taxes represents the portion of payroll paid subsequent to year end for which the worksite employee worked prior to year end. The service fee covers the cost of certain employment-related taxes, workers’ compensation insurance coverage and administrative and field services provided by the Company to the client, including payroll administration and human resources, safety, and regulatory compliance consultation. Salaries and wages of worksite employees are affected by inflation, including the effect of increases in the Federal minimum wage, and by competition in the labor markets in which the Company operates. Fluctuations in salaries and wages of worksite employees resulting from these factors have a proportionate impact on the Company’s service fee, which is invoiced as a percentage of salaries and wages.

Cost of Services.    Cost of services includes salaries and wages of worksite employees, payroll taxes, employee benefit costs, workers’ compensation insurance and state unemployment taxes.

Salaries, wages and payroll taxes consist of salaries and wages of worksite employees, the employer’s portion of amounts due with respect to FICA, which includes Social Security and Medicare related taxes, and Federal unemployment taxes. FICA and FUTA rates are fixed by the appropriate Federal regulations. The amounts payable under FICA and FUTA are dependent on an employee’s wage level, but are not affected by an employer’s claims experience or other employer-related criteria. These amounts are thus not subject to the Company’s control.

Employee benefit costs are comprised primarily of medical benefit costs, but also include costs of other employee benefits such as dental, disability and group life insurance. Benefit claims incurred by worksite employees under the benefit plans are expensed as incurred according to the terms of each contract. Worksite employee participation and the client’s contribution towards the cost of the Company’s health benefit plans are at an established minimum.

In certain instances, the Company opts to make a contribution toward the cost of the worksite employees’ medical benefit costs. In most small group health markets, medical benefit plan rates vary based on the medical participants’

demographics. In order to offer a competitively priced business solution, the Company may offer reduced medical benefit plan rates to worksite employees with positive risk characteristics. The addition of these selected worksite employees offsets potential anti-selection and helps to stabilize the medical benefit plan risk to the Company.

In addition, a medical benefit plan price subsidy may be used to mitigate medical benefit plan renewal rate increases in a particular state or region of the country.

The amount of the Company’s contribution toward medical benefit plan costs is determined as part of the annual enrollment pricing process. A health benefit plan subsidy in excess of a planned amount may occur when medical benefit cost inflation exceeds expected inflation levels or when medical benefit plan enrollment in subsidized states is greater than anticipated.

The Company offers its medical benefit plans through partnerships with premier health care companies. See “Heath Benefit Plans” in Item 1 of this Form 10-K. These companies have extensive provider networks and strong reputations in the markets in which the Company operates.

All of the Company’s health care providers offer health maintenance organization (“HMO”) coverage. In Florida, preferred provider organization (“PPO”) coverage is also provided. The Company believes that managed care services provided by an HMO are more cost-effective to the Company and participants than those provided by a PPO. At the end of 2001, in excess of 70% of the Company’s health plan participants received their coverage through an HMO.

The Company’s workers’ compensation program is with CNA except with respect to locations in states where private insurance is not permitted and which are covered by state insurance funds. The CNA program is a loss sensitive program whereby workers’ compensation costs and the accrual rate are based upon payroll dollars paid to worksite employees, the specific risks associated with the work performed by worksite employees, the administrative costs of the program, the return on investment premium dollars paid to CNA as part of the program and the discount rate used in determining the present value of future payments to be made under the program. The Company reviews the current program year claims information with its independent actuaries. The current accrual rate is adjusted based on current and historical loss trends, fluctuations in the administrative costs associated with the program, actual returns on investment earned with respect to premium dollars paid to CNA and changes in the discount rate used to determine the present value of future payments to be made under the program. In addition, each year, the Company evaluates its historical accruals based on an actuarially developed estimate of the ultimate cost to the Company for each open policy year and adjusts such accruals as necessary. These adjustments could be either increases or decreases to workers’ compensation costs, depending upon the actual loss experience of the Company. The final costs of coverage will be determined by the actual claims experience over time as claims close, by the final administrative costs of the program and by the final return on investment earned with respect to premium dollars paid to CNA.

State unemployment tax rates vary from state to state and are based upon the employer’s claims history. The Company aggressively manages its state unemployment tax exposure by contesting unwarranted claims.

Operating Expenses.    Operating expenses consist primarily of salaries, wages and commissions associated with the Company’s internal employees, and general and administrative expenses. Sales and marketing commissions and client referral fees are expensed as incurred. The Company has experienced an increase in its operating expenses as the Company expanded its senior management, sales and marketing staff, payroll processing operations, and client and worksite employee service functions. The Company expects that future revenue growth will result in increased operating leverage, as the Company’s fixed operating expenses are leveraged over a larger revenue base.

Income Taxes.    The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. The Company has recorded a tax benefit in 2001 primarily as a result of the loss from operations and Federal tax credits, and in 2000, the Company recorded a tax benefit primarily as a result of tax-exempt income earned and Federal tax credits. The Company’s effective tax rate for 1999 was 37.2%. Such effective tax rate differed from the statutory Federal tax rate primarily because of state taxes and Federal tax credits.

Profitability.    Profitability is largely dependent upon the Company’s success in managing revenues and costs that are within its control. Controllable revenues and costs primarily relate to workers’ compensation coverage, health benefit plans and state unemployment taxes. The Company seeks to manage controllable costs through the use of: (i) workers’ compensation arrangements with carriers who efficiently manage claims administration, internal risk assessment and client risk management programs; (ii) appropriately designed health benefit plans that encourage worksite employee participation, high HMO enrollment and efficient risk pooling; and (iii) aggressive management of its state unemployment tax exposure.

Critical Accounting Policies

The accounting policies described below are those that the Company considers critical in preparing its financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by the Company in preparing its financial statements is included in Note 1 of Notes to the Consolidated Financial Statements and in Item 1 of this Form 10-K.

Revenue Recognition

The Company recognizes its service revenue in the period in which the worksite employee works. The accrual for payroll and payroll taxes represents the portion of payroll paid subsequent to the end of the year for which the worksite employee worked prior to year end.

Medical Benefit Plan Liabilities

The Company provides medical benefit plans to its worksite employees through several medical benefit plan providers.

With respect to these medical benefit plans, the Company establishes medical benefit plan liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported. These reserves and the related health benefit plan subsidy are developed using actuarial principles and assumptions which consider a number of factors, including historical claim payment patterns. The factor that has the greatest impact on the Company’s financial results is the medical cost trend, which is the rate of increase in health care costs.

In certain instances, the Company decides to make a contribution to the medical benefit plan providers toward the cost of the worksite employees medical benefit plan costs. Such contribution together with higher than anticipated medical cost trend may result in a health benefit plan subsidy by the Company.

For each period, the Company estimates the relevant factors, based primarily on historical data and uses this information to determine the assumptions underlying the reserve calculations. An extensive degree of judgement is used in this estimation process. Due to the considerable variability of health care costs, adjustments to health reserves and the health benefit plan subsidy are sometimes significant.

The Company’s financial statements reflect the estimates made within the Cost of Services on the Company’s Income Statement and within the accrued insurance premiums, health and workers’ compensation insurance reserves on the Company’s Balance Sheet.

Workers’ Compensation Plan Liabilities

The Company has an insured loss sensitive workers’ compensation program with CNA that has a policy year that runs from January 1 to December 31. As part of such program the Company has individual stop loss coverage and aggregate stop loss coverage for claims that exceed the individual stop loss amount and for individual claims that in total exceed the aggregate stop loss amount.

At least annually, the Company obtains an independent actuarially determined calculation of the estimated costs of claims incurred based on the Company’s historical loss development trends. The estimated costs of the claims calculated may be subsequently revised by the independent actuary based on developments relating to the actual claims incurred. An extensive degree of judgment is used in this estimation process.

The Company’s financial statements reflect the estimates made by the independent actuaries as well as other factors related to the CNA workers’ compensation program within the Cost of Services on the Company’s Income Statement and within the accrued insurance premiums, health and workers’ compensation insurance reserves on the Company’s Balance Sheet.

If the actual cost of the claims incurred is higher than the estimates determined by the independent actuaries, then the accrual rate used to determine workers’ compensation costs could increase. If the actual cost of the claims incurred is lower than the estimates determined by the independent actuaries, then the accrual rate used to determine workers’ compensation costs could decrease.

Such increase or decrease to the accrual rate is reflected in the accounting period that the change in the amount of workers’ compensation claims is calculated. Due to the considerable variability in the estimate of the amount of workers’ compensation claims, adjustments to workers’ compensation costs are sometimes significant.

In order to give recognition to these workers’ compensation cost obligations that are not expected to be paid in the following year, the Company includes a portion of the obligation as a long-term liability.

Deferred Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and if necessary, establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company continues to operate at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, then the Company could be required to establish a valuation allowance against all or a significant portion of the deferred tax assets resulting in a substantial increase in the Company’s effective tax rate.

RESULTS OF OPERATIONS

The following table presents the Company’s results of operations for the years ended December 31, 1999, 2000 and 2001, expressed as a percentage of revenues:

	FOR THE YEARS ENDED DECEMBER 31,
	1999	2000	2001
Revenues	100.0%	100.0%	100.0%
Cost of services:
Salaries, wages and payroll taxes	91.0	91.3	91.4
Benefits, workers’ compensation, state unemployment taxes and other costs	4.3	5.7	6.4

Total cost of services	95.3	97.0	97.8

Gross profit	4.7	3.0	2.2

Operating expenses:
Salaries, wages and commissions	2.2	2.0	1.9
Other general and administrative	1.0	1.0	0.9
Depreciation and amortization	0.3	0.2	0.3

Total operating costs	3.5	3.2	3.1

Operating income (loss)	1.2	(0.2)	(0.9)
Interest income	0.1	0.1	0.1
Interest expense	0.0	0.0	0.0
Other non-operating expense	0.0	0.0	0.0

Income (loss) before income taxes	1.3	(0.1)	(0.8)
Income tax (provision) benefit	(0.5)	0.3	0.3

Net income (loss)	0.8%	0.2%	(0.5)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

For the year ended December 31, 2001, revenues increased 2.4% over 2000, totaling $3,180.0 million, compared to $3,104.2 million for 2000. Revenue growth was primarily due to the Company’s new client selection strategy of enrolling larger clients with higher wage employees. From 2000 to 2001, the average annual wage of paid employees increased 11.3% from $23,137 to $25,761. Revenue growth was slowed in 2001 as a result of the Company’s decision to target new clients with a lower risk profile and terminate clients in certain high-risk industries. Charges to clients for workers’ compensation coverage as a percentage of worksite salaries and wages for 2001 was 4.36%, compared to 5.33% for 2000, representing a decrease of 18.2%. From December 31, 2000 to December 31, 2001, the number of active worksite employees decreased 9.8% from 124,014 to 111,910. This decrease was primarily due to the Company’s decision to discontinue marketing its services to certain higher risk industries, and its termination of client relationships having an aggregate of approximately 5,800 employees that were unprofitable to the Company or were running low payroll volumes.

Cost of services was $3,109.0 million for 2001, compared to $3,008.7 million for 2000, representing an increase of $100.3 million, or 3.3%. This increase was due primarily to an increase in the average wage of worksite employees, an increase in the amount of state unemployment taxes and an increase in the amount of the health benefit plan subsidy.

Salaries, wages and payroll taxes of worksite employees were $2,905.3 million for 2001, compared to $2,833.2 million for 2000, representing an increase of $72.1 million, or 2.6%.

Benefits, workers’ compensation, state unemployment taxes and other costs were $203.8 million for 2001, compared to $175.5 million for 2000, representing an increase of $28.3 million, or 16.1%. The health benefit plan subsidy was $9.3 million in 2001, compared to $3.3 million in 2000. An unfavorable experience in the maturation or run-out of prior year health benefit plan claims increased this subsidy by $1.6 million in 2001 and by $1.3 million in 2000. The increase in the health benefit plan subsidy in 2001 was primarily attributable to an increase in medical care costs as well as a result of internal collection and billing issues. During 2001, changes were made to the Company’s billing practices to align collection of health care benefit premiums with the worksite employees’ period of coverage. The Company’s collection processes were not adequately modified to collect on the new basis, resulting in a premium collections shortfall and therefore an increased health benefit plan subsidy.

Workers’ compensation costs were $115.8 million for 2001, as compared to $117.5 million for 2000, representing a decrease of $1.7 million or 1.4%. Workers’ compensation costs decreased in 2001 due to the Company’s decision to sell to a target market with a lower risk client profile. Such clients generally pay higher wages and have a lower workers’ compensation profile. The Company evaluates its current and historical accruals based on an actuarially developed estimate of the ultimate cost to the Company for each open policy year and adjusts such accruals as necessary. These adjustments could be either increases or decreases to workers’ compensation costs, depending upon the actual loss experience of the Company. The final costs of coverage will be determined by the actual claims experience over time as claims close, by the final administrative costs of the program and by the final return on investment earned with respect to premium dollars paid to CNA.

State unemployment taxes were $6.7 million for 2001, compared to $3.2 million for 2000, representing an increase of $3.5 million or 107.5%. This increase was the result of higher costs in Florida in 2001.

Gross profit was $71.0 million for 2001, compared to $95.6 million for 2000, representing a decrease of $24.6 million, or 25.7%. Gross profit margin decreased as a percentage of revenues primarily due to lower workers’ compensation margin from clients in low risk industries, increased state unemployment taxes and an increase in the health benefit plan subsidy. The lower workers’ compensation margin for 2001 was primarily the result of a lower than expected investment return earned on premium payments made to CNA and a change in the discount rate used to calculate the unfunded portion of workers’ compensation premium payments to be made to CNA for the 2000 and 2001 program years. As of December 31, 2001 the Company used a discount rate of 4% in determining the present value of the future payments to be made under the program as compared to a discount rate of 5.5% used as of December 31, 2000. See “Workers Compensation Plans” in Item 1 of this Form 10-K.

Operating expenses were $100.3 million for 2001, compared to $99.3 million for 2000, representing an increase of $1.0 million, or 0.9%.

Included in operating expenses were salaries, wages and commissions of $61.8 million for 2001, compared to $60.6 million for 2000, representing an increase of $1.2 million, or 2.0%. Salaries, wages and commissions for 2001 included $1.1 million related to management reorganization and severance payments related to reductions in the employee base.

Other general and administrative expenses were $29.3 million for 2001, compared to $30.0 million in 2000, representing a decrease of $0.7 million, or 2.3%. Other general and administrative expenses declined in 2001 primarily as a result of a reduction in the use of outside service providers.

Depreciation and amortization expenses increased by $0.5 million for 2001 compared to 2000, representing an increase of 5.7%. This increase was primarily the result of the Company’s investment in information technology systems.

Interest income was $3.3 million for 2001, compared to $4.8 million for 2000, representing a decrease of $1.5 million due to a decrease in interest rates during 2001.

The Company had no long-term debt obligations outstanding in 2001 and 2000 and accordingly incurred no interest expense.

Other non-operating expense was $0 in 2001 and $1.4 million in 2000. Other non-operating expense in 2000 was related to the conclusion of the strategic alternative process explored by the Company and to a management reorganization of the Company.

Loss before income taxes of $26.0 million for 2001, compared to loss before income taxes of $0.4 million for 2000, was primarily due to lower workers’ compensation margin from clients in low risk industries, an increase in state unemployment taxes and an increase in the health benefit plan subsidy.

Income tax benefit of $10.4 million for 2001 was primarily the result of recording the tax benefit from the loss from operations and income tax credits. Income tax benefit of $1.0 million for 2000 was the result of recording the tax benefit of tax-exempt income and income tax credits.

Net loss was $15.6 million for 2001, compared to net income of $0.6 million for 2000, representing a decrease of $16.2 million. The decrease was primarily due to the lower workers’ compensation margin from clients in low risk industries, an increase in state unemployment taxes and an increase in the health benefit plan subsidy.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

For the year ended December 31, 2000, revenues increased 14.9% over 1999, totaling $3,104.2 million, compared to $2,701.9 million for 1999. Revenue growth was primarily due to the Company’s then new client selection strategy of enrolling larger clients with higher wage employees. From 1999 to 2000, the number of active worksite employees decreased 6.9% from 133,197 to 124,014. This decrease was primarily due to the Company’s decision in 2000 to discontinue marketing its services to certain industries, and its termination of client relationships having an aggregate of approximately 14,300 employees that were unprofitable to the Company or were running low payroll volumes.

Cost of services was $3,008.7 million for 2000, compared to $2,574.3 million for 1999, representing an increase of $434.4 million, or 16.9%. This increase was due primarily to an increase in the average wage of worksite employees and an increase in the amount of workers’ compensation cost.

Salaries, wages and payroll taxes of worksite employees were $2,833.2 million for 2000, compared to $2,457.4 million for 1999, representing an increase of $375.8 million, or 15.3%.

Benefits, workers’ compensation, state unemployment taxes and other costs were $175.5 million for 2000, compared to $116.8 million for 1999, representing an increase of $58.7 million, or 50.2%. The health benefit plan subsidy was $2.0 million in 2000, compared to $1.6 million in 1999. However, an unfavorable experience on the maturation or run-out of prior year health claims increased this subsidy by $1.3 million in 2000 versus a reduction of $2.2 million in 1999.

As of January 1, 2000 the Company maintained workers’ compensation insurance for all claims under arrangements with CNA and the Texas Fund, except with respect to locations in states where private insurance is not permitted and which are covered by state insurance funds. The Company’s workers’ compensation costs increased in 2000 as a result of these workers’ compensation arrangements. The Company evaluates its current historical accruals based on an actuarially developed estimate of the ultimate cost to the Company for each open policy year and adjusts such accruals as necessary. These adjustments could be either increases or decreases to workers’ compensation costs, depending upon the actual loss experience of the Company. The final costs of coverage will be determined by the actual claims experience over time as claims close, by the final administrative costs of the program and by the final return investment earned with respect to premium dollars paid to CNA. See

“Workers’ Compensation Plans” in Item 1 of this Form 10-K. In 1999, the Company’s workers’ compensation coverage was provided by Liberty Mutual. This contract provided coverage on a guaranteed cost basis and amounts due under the arrangement were a fixed percentage of the Company’s workers’ compensation payroll.

Gross profit was $95.6 million for 2000, compared to $127.6 million for 1999, representing a decrease of $32.0 million, or 25.1%. Gross profit margin decreased as a percentage of revenues primarily due to increased workers’ compensation costs as a result of the workers’ compensation arrangements entered into as of January 1, 2000 with CNA and the Texas Fund.

Operating expenses were $99.3 million for 2000, compared to $94.6 million for 1999, representing an increase of $4.7 million, or 5.0%. Operating expenses for 2000 included unusual expenses of $1.0 million related to a management reorganization.

Salaries, wages and commissions were $60.6 million for 2000, compared to $59.5 million for 1999, representing an increase of $1.1 million, or 1.9%. Salaries, wages and commissions for 2000 included $.5 million related to a management reorganization.

Other general and administrative expenses were $30.0 million for 2000, compared to $27.4 million in 1999, representing an increase of $2.6 million, or 9.5%. Other general and administrative expenses for 2000 included $.5 million in unusual expenses related to a management reorganization.

Depreciation and amortization expenses increased by $1.1 million for 2000 compared to 1999, representing an increase of 14.1%. This increase was primarily the result of the Company’s investment in management information systems.

Interest income was $4.8 million for 2000, compared to $3.2 million for 1999, representing an increase of $1.6 million due to an increase in cash available for investment and higher interest rates in 2000.

Interest expense was $0 for 2000 and $0.1 million for 1999. The Company had no long-term debt obligations outstanding in 2000. Interest expense for 1999 was a result of letter of credit fees.

Other non-operating expense in 2000 of $1.4 million was related to the conclusion of the strategic alternative process explored by the Company and to a management reorganization. Other expense in 1999 was substantially due to expenses associated with an acquisition proposal received from Paribas Principal Partners and to reserves for a shareholder lawsuit filed in the second quarter of 1999.

Loss before income taxes of $0.4 million for 2000, compared to income before income taxes of $34.5 million for 1999, was primarily due to increased workers’ compensation costs as a result of the workers’ compensation arrangements entered into as of January 1, 2000 with CNA and the Texas Fund.

Income tax benefit of $1.0 million for 2000 was the result of recording the tax benefit of tax-exempt income and income tax credits. Income taxes of $12.8 million for 1999 represented a provision at an effective tax rate of 37.2%.

Net income was $0.6 million for 2000, compared to $21.7 million for 1999, representing a decrease of $21.1 million, or 97.2%. The decrease was primarily due to increased workers’ compensation costs as a result of the workers’ compensation arrangements entered into as of January 1, 2000 with CNA and the Texas Fund.

Liquidity and Capital Resources

The Company had $92.9 million in cash and cash equivalents, restricted certificates of deposit and marketable securities at December 31, 2001. The Company is required to collateralize its obligations under its workers compensation and health benefit plan coverages. The Company uses its cash and cash equivalents as well as surety bonds to collateralize these obligations as more fully described below.

At December 31, 2001, the Company had pledged $34.3 million of restricted certificates of deposit and restricted marketable securities, with original maturities of less than one year, as collateral for certain standby letters of credit or in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans. In addition, at December 31, 2001, the Company had provided as collateral $40.2 million in surety bonds related to its 2000 and 2001 workers’ compensation programs with CNA. During the first quarter of 2002, the Company replaced $27.0 million of these surety bonds with other forms of collateral, including cash and cash equivalents. The Company will have $13.2 million of net surety bonds outstanding at the end of the first quarter of 2002.

During 2002, the Company anticipates that $24.7 million of cash and cash equivalents will be used as collateral for the 2002 workers’ compensation program with CNA of which $6.0 million was pledged in the first quarter of 2002.

The Company’s collateralization obligations under its medical benefit plans are funded through 2002.

The Company had no long-term debt as of December 31, 2001. In July 1999, the Company entered into an agreement with Bank of America (formerly NationsBank) for a $10 million revolving line of credit to provide for intraday working capital needs. Borrowings under the credit facility bear interest at variable rates based on the lenders’ base rate or LIBOR. No borrowings were made against the credit line and the credit line was not renewed upon its expiration in July 2001. At December 31, 2001, the Company had working capital of $68.0 million.

The Company’s primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers’ compensation expense and health benefit plan premiums.

Net cash provided from operations was $4.1 million for 2001. In 2001, the Company invested $7.5 million in its facilities and technology infrastructure. For 2002, the Company anticipates total capital expenditures of $1.5 million.

The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, anticipated levels of health benefit plan subsidies, collateralization requirements for insurance coverages, and other operating cash needs. The Company has in the past sought, and may in the future seek, to raise additional capital or take other measures to increase its liquidity and capital resources. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its requirements through 2002. The Company may rely on these same sources, as well as public or private debt and/or equity financing to meet its long-term capital needs. If the Company does not achieve its profitability objectives in 2002, and its cash balances and cash flow from operations are inadequate to meet its operating and collateralization requirements, the Company may be required to seek financing from external sources. In such event, the Company will explore external financing alternatives, but there is no assurance that financing from external sources will be available to the Company at prevailing market rates.

The Company’s Board of Directors approved a program in August 1998 to repurchase up to two million shares of the Company’s common stock. Purchases were made from time to time depending upon the Company’s stock price, and were made primarily in the open market, but could also be made through privately negotiated transactions. In January 1999, the Company’s Board of Directors increased this share repurchase plan to three million shares. In 2001, the Company purchased the remaining 38,545 shares outstanding under the program at a cost of $135,000.

In 2001, the Company purchased 50,000 shares of the Company’s stock at a cost of $100,000 for the Company’s new Employee Stock Purchase Plan that was approved at the Annual Shareholder’s meeting on May 24, 2001. The first offering period of the plan was from July 1, 2001 through December 31, 2001. Internal employees of the Company, who regularly work more than 20 hours per week and have been employed with the Company for at least ninety days prior to the offering period, are eligible to participate in the Plan. Participants, through payroll deduction, may purchase a maximum of five hundred shares during the offering period at a cost of 85% of the lower of the stock price as of the beginning or end of the offering period. Employees purchased 33,823 shares under this plan for the period ending December 31, 2001.

Inflation

The Company believes that inflation in salaries and wages of worksite employees has a positive impact on its results of operations as its service fee is proportional to such changes in salaries and wages.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company utilizes U.S. government agency and other corporate debt with fixed rates and maturities of less than one year to manage its exposures to interest rates. (See Note 3 to the Consolidated Financial Statements appearing elsewhere in this Form 10-K). The Company is also subject to market risk from exposures to changes in interest rates related to insurance premiums paid to CNA under its workers’ compensation programs. The insurance premiums paid to CNA are invested in U. S. government agency and corporate debt instruments with fixed rates. Prior to December 31, 2001 twenty percent of the insurance premiums paid to CNA were invested in equity instruments. Such equity investments have been liquidated and reinvested in fixed income instruments. No additional investments in equity instruments with premium dollars paid to CNA will be made. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2002, although there can be no assurances that interest rates will not change.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICES OF THE REGISTRANT

The information regarding the Company’s executive officers is included in Item 1 of Part I under “Executive Officers of the Registrant.” Other information required by this Item 10 will be contained in the Company’s Proxy Statement, relating to the 2002 Annual Meeting of Shareholders to be held on May 30, 2002 (the “Proxy Statement”) and is incorporated herein by reference.

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

PART IV.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.
Financial Statements—The financial statements and independent auditors’ report are listed in the “Index to Financial Statements and Financial Statement Schedule” on page F-1 and included on pages F-2 through F-19.

2.	Financial Statement Schedules—The financial statement schedule required by Item 14(a) (2) is included on page S-1.

3.	Exhibits including those incorporated by reference:

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among SLI Transitory, L.P., Staff Capital, L.P. and Staff Leasing, Inc. (filed as Exhibit 4.3 to the Company’s registration statement no. 333-22933 and incorporated herein by reference).

3.1	Articles of Incorporation of Staff Leasing, Inc. (filed as Exhibit 3.1 to the Company’s registration statement no. 333-22933 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Staff Leasing, Inc. (filed as Exhibit 3.2 to the Company’s current report on Form 8-K filed with the Commission on March 6, 2000 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s registration statement no. 333-22933 and incorporated herein by reference).

4.2	See Exhibits 3.1 and 3.2 for the provisions of Staff Leasing Inc.’s Articles of Incorporation and Bylaws governing the rights of holders of securities of Staff Leasing, Inc.

10.1	1997 Stock Incentive Plan of Staff Leasing, Inc., as amended.*

10.2
Form of Indemnification Agreement dated March 3, 1997, between Staff Leasing, Inc. and each of its directors and executive officers. (filed as Exhibit 10.2 to the Company’s registration statement no. 333-22933 and incorporated herein by reference).*

10.3	Form of Executive Agreement between Staff Leasing, Inc. and John E. Panning (filed as Exhibit 10.3 to the Company’s registration statement no. 333-22933 and incorporated herein by reference).*

10.4
Agreement of Lease dated March 27, 1995 between Quixotic Investment Holdings, Inc. (Landlord) and the Company for premises located at 600 301 Boulevard West, Suite 202, Bradenton, Florida 34205 (filed as Exhibit 10.7 to the Company’s registration statement no. 333-22933 and incorporated herein by reference).

10.5	1993 Restricted Equity Plan, as Amended and Restated. (filed as Exhibit 10.9 to the Company’s registration statement no. 333-22933 and incorporated herein by reference).*

10.6
Lease Agreement dated December 5, 1997, between Aldina, L.C. and Staff Capital, L.P. (filed as Exhibit 10.12 to the Company’s annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).*

10.7
Credit Agreement dated July, 26, 1999, among Staff Leasing, Inc, its subsidiaries, the lenders named therein, and Nationsbank, N.A., as Agent. (filed as Exhibit 10.12 to the Company’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference) *.

10.8
Workers’ Compensation and Employers’ Liability Policy issued by Texas Workers’Compensation Insurance Fund to Staff Leasing of Texas, L.P., effective January 1, 2000. (filed as Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

Exhibit No.	Description

10.9
Finance Agreement for Paid Loss Workers’ Compensation deductible dated as of January 1, 2000, between Staff Leasing, Inc. and Continental Casualty Company. (filed as Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.10
Workers’ Compensation and Employers Liability Policy issued by Continental Casualty Co. to Staff Leasing, Inc., effective January 1, 2000. (filed as Exhibit 10.15 to the Company’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.11
Executive agreement dated February 23, 2000 between Lisa J. Harris and Staff Leasing, Inc., regarding change in control severance agreement. (filed as Exhibit 10.18 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).*

10.12
Employment Agreement dated June 15, 2000 between Michael Phippen and Staff Leasing, Inc. (filed as Exhibit 10.20 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).*

10.13
Employment offer letter dated August 18, 2000 from Staff Leasing, Inc., accepted by Michael Ehresman. (filed as Exhibit 10.21 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).*

10.14
Executive agreement dated June 15, 2000 between Michael K. Phippen and Staff Leasing, Inc., regarding change in control severance agreement (filed as Exhibit 10.23 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).*

10.15
Executive agreement dated November 14, 2000 between Michael W. Ehresman and Staff Leasing, Inc., regarding change in control severance agreement (filed as Exhibit 10.24 to the Company’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).*

10.16
Finance Agreement for Paid Loss Workers’ Compensation deductible dated as of January 1, 2001, between Staff Leasing, Inc. and Continental Casualty Company (filed as Exhibit 10.25 to the Company’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).*

10.17
Employment offer letter dated November 22, 2000 from Staff Leasing, Inc. accepted by Gregory M. Nichols (filed as Exhibit 10.26 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).*

10.18	Executive agreement regarding change of control and severance dated February 16, 2001 from Staff Leasing, Inc. accepted by Gregory M. Nichols.

10.19	Interim Service agreement dated October 10, 2001, by and between Staff Leasing, Inc. and James F. Manning.

10.20	Finance Agreement for Paid Loss Workers’ Compensation deductible dated as of January 2, 2002, between Staff Leasing, Inc. and Continental Casualty Company.

21.1	List of Subsidiaries of the Registrant.

23.1	Independent Auditors’ Consent to Form S-8 (filed as registration statement no. 333-68929 and incorporated herein).

(1) Schedules	to the Credit Agreement containing disclosure called for by the agreement or various forms for
loan	activities under the agreement are omitted and will be provided to the Commission upon request.

(2) Exhibits	referenced in policy are omitted and will be provided to the Commission upon request.

* Management	contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K:

1.	Current Report on Form 8-K filed with the Commission on October 16, 2001.

2.	Current Report on Form 8-K filed with the Commission on July 2, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Staff Leasing, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAFF LEASING, INC.

Date: March 29, 2002	By:	/s/ JAMES F. MANNING
James F. Manning
Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAMES F. MANNING James F. Manning	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	March 29, 2002

/S/ JOHN E. PANNING John E. Panning	Chief Financial Officer, Chief Operating Officer and a Director (Principal Financial and Accounting Officer)	March 29, 2002

/S/ GEORGE B. BEITZEL George B. Beitzel	Director	March 29, 2002

/S/ DARCY E. BRADBURY Darcy E. Bradbury	Director	March 29, 2002

/S/ CHARLES S. CRAIG Charles S. Craig	Director	March 29, 2002

/S/ JONATHAN H. KAGAN Jonathan H. Kagan	Director	March 29, 2002

/S/ ELLIOT B. ROSS Elliot B. Ross	Director	March 29, 2002

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Staff Leasing, Inc.
d/b/a Gevity HR
Bradenton, Florida

We have audited the accompanying consolidated financial statements and financial statement schedule of Staff Leasing, Inc., d/b/a Gevity HR, and subsidiaries (the “Company”) listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2001. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
February 22, 2002

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

CONSOLIDATED BALANCE SHEETS

	December 31, 2000	December 31, 2001
	(in $000’s except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$51,269	$55,929
Certificates of deposit—restricted	7,781	10,183
Marketable securities	37,918	2,701
Marketable securities—restricted	—	24,079
Accounts receivable, net	71,343	79,076
Deferred tax asset	—	5,920
Other current assets	3,723	4,206

Total current assets	172,034	182,094
Property and equipment, net	25,040	23,646
Goodwill, net of accumulated amortization of $5,246 and $5,710, respectively	9,426	8,692
Deferred tax asset	896	902
Other assets	4,942	4,569

Total assets	$212,338	$219,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued insurance premiums, health and workers’ compensation insurance reserves	$24,156	$30,203
Accrued payroll and payroll taxes	75,386	70,565
Accounts payable and other accrued liabilities	5,457	5,986
Deferred tax liability	5,461	—
Income taxes payable	195	2,091
Customer deposits and prepayments	3,298	4,203
Dividends payable	—	1,030

Total current liabilities	113,953	114,078
Long-term accrued health and workers’ compensation insurance reserves	20,530	48,049
Other long-term liabilities	395	265
Commitments and contingencies (See notes)
Shareholders’ equity:
Common stock, $.01 par value	207	206
Shares authorized: 100,000,000
Shares issued and outstanding:
2000—20,651,107
2001—20,562,562
Additional paid in capital	38,960	38,726
Retained earnings	38,305	18,578
Other	(12)	1

Total shareholders’ equity	77,460	57,511

Total liabilities and stockholders’ equity	$212,338	$219,903

See notes to consolidated financial statements.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	1999	2000	2001
	(in $000’s, except per share data)

Revenues	$2,701,886	$3,104,240	$3,180,003

Cost of services:
Salaries, wages and payroll taxes	2,457,420	2,833,191	2,905,252
Benefits, workers’ compensation, state unemployment taxes and other costs	116,843	175,484	203,766

Total cost of services	2,574,263	3,008,675	3,109,018

Gross profit	127,623	95,565	70,985
Operating expenses:
Salaries, wages and commissions	59,529	60,573	61,759
Other general and administrative	27,435	30,009	29,252
Depreciation and amortization	7,684	8,767	9,262

Total operating expenses	94,648	99,349	100,273

Operating income (loss)	32,975	(3,784)	(29,288)
Interest income, net	3,208	4,779	3,291
Other expense, net	(1,694)	(1,421)	(8)

Income (loss) before income taxes	34,489	(426)	(26,005)
Income tax provision (benefit)	12,839	(1,030)	(10,402)

Net income (loss) attributable to common shareholders	$21,650	$604	$(15,603)

Net income (loss) per share
—Basic	$.99	$.03	$(.76)
—Diluted	$.97	$.03	$(.76)

Weighted average common shares outstanding
—Basic	21,779	21,361	20,606
—Diluted	22,210	21,373	20,612

See notes to consolidated financial statements.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

	Common Stock (shares)	Common Stock	Additional Paid In Capital	Other	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(In $000’s except for share data)
Balance, January 1, 1999	22,121,267	$221	$46,804	$(343)	$56	$16,051	$62,789
Repurchase and retirement of common stock	(411,725)	(4)	(4,287)				(4,291)
Tax benefit of restricted stock plan vesting			470				470
Other				234			234
Comprehensive Income:
Unrealized loss on marketable securities					(96)
Net Income						21,650
Total comprehensive income							21,554

Balance, December 31, 1999	21,709,542	217	42,987	(109)	(40)	37,701	80,756
Repurchase and retirement of common stock	(1,058,435)	(10)	(4,082)				(4,092)
Tax benefit of restricted stock plan vesting			55				55
Other				109			109
Comprehensive Income:
Unrealized gain on marketable securities					28
Net income						604
Total comprehensive income							632

Balance, December 31, 2000	20,651,107	207	38,960	—	(12)	38,305	77,460
Repurchase and retirement of common stock	(88,545)	(1)	(234)				(235)
Dividends paid and payable						(4,124)	(4,124)
Comprehensive Loss:
Unrealized gain on marketable securities					13
Net loss						(15,603)
Total comprehensive loss							(15,590)

Balance, December 31, 2001	20,562,562	$206	$38,726	$—	$1	$18,578	$57,511

See notes to consolidated financial statements.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1999	2000	2001
	(in $000’s)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,650	$604	$(15,603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,684	8,767	9,262
Deferred taxes, net	4,435	(2,166)	(11,387)
Provision for bad debts	306	258	363
Other	314	(676)	(233)
Changes in operating assets and liabilities:
Certificates of deposit–restricted	602	(4)	(2,402)
Accounts receivable	(3,300)	(29,970)	(8,096)
Other current assets	(5,312)	7,771	(483)
Accounts payable and other accrued liabilities	5,373	(5,431)	529
Accrued payroll and payroll taxes	(3,174)	39,812	(4,822)
Accrued insurance premiums, workers’ compensation and health insurance reserves	(33)	1,432	6,047
Income taxes payable	—	195	1,896
Customer deposits and prepayments	782	(225)	905
Other long-term assets	(3,446)	(1,211)	707
Increase in long-term workers’ compensation and health insurance reserves	—	19,530	27,519
Other long-term obligations	(164)	60	(130)

Net cash provided by operating activities	25,717	38,746	4,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities classified as available for sale:
Purchases	(71,691)	(168,640)	(155,891)
Sales	5,995	—	—
Maturities	62,703	166,299	167,300
Capital expenditures	(10,911)	(4,184)	(7,492)

Net cash (used in) provided by investing activities	(13,904)	(6,525)	3,917

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividend to shareholders	—	—	(3,094)
Repayment of shareholders’ notes receivable	7	59	—
Repurchase of common shareholders’ interests	(4,151)	(4,092)	(235)

Net cash used in financing activities	(4,144)	(4,033)	(3,329)

Net increase in cash and cash equivalents	7,669	28,188	4,660
Cash and cash equivalents–beginning of year	15,412	23,081	51,269

Cash and cash equivalents–end of year	$23,081	$51,269	$55,929

Supplemental disclosure of cash flow information:
Income taxes paid	$7,314	$92	(902)

Interest paid	$21	$—	—

See notes to consolidated financial statements.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $000’s, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—Staff Leasing Inc., d/b/a Gevity HR, (“the Company”) is headquartered in Bradenton, Florida and operates as one business segment which provides professional employer services to small to medium-sized businesses primarily in the states of Florida, Texas, Georgia, Arizona, Minnesota, North Carolina, Tennessee, Alabama, Colorado and New York. The Company, through its subsidiaries, provides a broad range of services, including human resources consulting, payroll administration, risk management, benefits administration, unemployment services and other human resources consulting services to its clients. The Company is paid a service fee to cover the cost of certain employment-related taxes, workers’ compensation insurance coverage and administration and field services, plus a markup to cover overhead and to provide a profit.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Staff Leasing, Inc. and all of its subsidiaries: Staff Leasing, LLC; Staff Insurance, Inc.; Staff Insurance Corp.; and the operating limited partnerships (“OLPs”) of Gevity HR, LP; Gevity HR II, LP; Gevity HR III, LP; Gevity HR IV, LP; Gevity HR IV, LP; Gevity HR V, LP; Gevity HR VI, LP; Gevity HR VII, LP; Gevity HR VIII, LP; Gevity HR IX, LP; and Gevity HR X, LP (hereafter, collectively, the “Company”). All intercompany balances and transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to the reserve for health benefit claims and workers compensation claims. Actual results could differ from those estimates.

Marketable Securities—The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 2001, all of the Company’s investments in marketable securities, including restricted and unrestricted, are classified as available-for-sale, and as a result, are reported at market value. Unrealized gains and losses, net of income taxes, are reported as a separate component of shareholders’ equity and comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The cost of investments sold is based on the average cost method, and realized gains and losses are included in other income (expense).

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the lesser of the remaining estimated useful lives of the related assets or lease terms, as follows:

Years
Automobiles	5
Computer hardware and software	3 to 7
Furniture and equipment	5 to 7
Leasehold improvements	Life of lease

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

Goodwill—Goodwill is being amortized using the straight-line method over a period of 20 years. As of January 1, 2002, the Company will be adopting Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, and will no longer amortize goodwill but review goodwill for impairment annually, or more frequently if certain indicators arise.

Fair Value of Financial Instruments—The carrying values of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable and other accrued liabilities approximate fair value.

Valuation of Long-Lived Assets—The Company periodically evaluates the carrying value of long-lived assets, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when indicators of impairment are present and undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying amount. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Cash Equivalents—Cash equivalents are defined as short-term investments with original maturities of three months or less.

Revenue Recognition—Service revenues are recognized in the period in which the worksite employee works. The accrual for payroll and payroll taxes represents the portion of payroll paid subsequent to year end for which the worksite employee worked prior to year end.

Sales and Marketing Commissions and Client Referral Fees—Sales and marketing commissions and client referral fees are expensed as incurred. Such expenses are classified as salaries, wages and commissions in the consolidated statements of operations.

Workers’ Compensation Costs—In 1999, workers’ compensation claims incurred by worksite employees were fully insured through a guaranteed cost arrangement with Liberty Mutual Insurance Company. In 2000, except for worksite employees in Texas, workers’ compensation claims incurred by worksite employees were insured through a loss sensitive program with CNA. For workers’ compensation claims incurred in 2000 by worksite employees located in Texas, the Texas Fund provided a fully insured guaranteed cost arrangement based on a percentage of manual premium. In 2001, the workers compensation plan for claims incurred by all worksite employees was a loss sensitive program with CNA. At least annually, the Company obtains an independent actuarially determined calculation of the estimated costs of claims incurred based on the Company’s historical loss development trends. The estimated costs of the claims calculated may be subsequently revised by the independent actuary based on developments relating to such claims. In order to give recognition to obligations associated with the Company’s CNA workers’ compensation program which are not expected to be paid in the following fiscal year, the Company has included $19,530 and $47,049 as a long-term liability at December 31, 2000 and 2001, respectively. Such balance reflects a discounted amount of the liability using a rate of 5.5% and 4.0% at December 31, 2000 and 2001, respectively. (See Note 9)

Health Benefits—Health benefit claims incurred by worksite employees under the health benefit plans are expensed as incurred according to the terms of each contract (See Note 8).

Stock-Based Compensation—The Company has adopted only the pro forma disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

(“SFAS No. 123”). SFAS No. 123 encourages, but does not require companies to record at fair value compensation cost for stock-based employee compensation plans. The Company accounts for equity-based compensation arrangements in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Intrinsic value per share is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant.

Income Taxes—The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the income tax basis of the Company’s assets and liabilities.

Earnings Per Share—The Company computes and discloses earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”).

Comprehensive Income (Loss)—Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” was adopted by the Company in the first quarter of 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. It requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in financial statements or financial statement footnotes. Comprehensive income (loss) is defined as “the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources.” The only source of other comprehensive income (loss) was an unrealized loss of $40, net of tax effect of $24, at December 31, 1999, an unrealized loss of $12, net of tax effect of $7 at December 31, 2000, and an unrealized gain of $1, net of tax effect of $.5 at December 31, 2001 resulting from changes in market value of marketable securities, which is reflected in the Consolidated Statements of Changes in Shareholders’ Equity.

New Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company will adopt this accounting standard for business combinations initiated after June 30, 2001. The Company did not initiate any business combinations after June 30, 2001; therefore, there is no effect on the Company’s financial position or operations related to SFAS 141.

SFAS No. 142, “Goodwill and Other Intangible Assets”, changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, effective January 1, 2002, the Company will be required to cease amortization of goodwill, including goodwill recorded in past business combinations, and adopt the new impairment approach. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in a decrease in annual amortization of $733 in 2002. In accordance with SFAS No. 142, the Company has determined it has one reporting unit. The Company has conducted an impairment review of goodwill and other intangible assets as of January 1, 2002 and concluded that there is no goodwill impairment. Subsequent goodwill impairment losses, if any, will be reflected in operating income in the income statement.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in financial statements and provide more information

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not evaluated the effect, if any, of the adoption of SFAS 143 will have on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, the accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business”, for the disposal of segments of a business. SFAS No. 144 requires that the long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continued operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has not evaluated the effect, if any, of the adoption of SFAS No. 144 will have on the Company’s consolidated financial statements.

2.    CERTIFICATES OF DEPOSIT – RESTRICTED:

As of December 31, 2001, the Company had certificates of deposit, with original maturities of less than one year, that serve as collateral for certain standby letters of credit issued in connection with the Company’s workers’ compensation and health benefit plans. Due to the short maturity of these instruments, the carrying amount approximates fair value. These interest-bearing certificates of deposit have been classified as restricted in the accompanying consolidated balance sheets. The interest earned on these certificates is recognized as interest income on the Company’s consolidated statements of operations.

3.    MARKETABLE SECURITIES:

As of December 31, 2001, the Company had marketable securities with contractual maturities of less than one year from the date of purchase. All of the Company’s investments in marketable securities are classified as available-for-sale and are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

As of December 31, 2000:
Obligations of U.S. Government Agencies	$22,988	$—	$(20)	$22,968
Obligations of State and Local Authorities or Agencies	14,950	—	—	14,950

	$37,938	$—	$(20)	$37,918

As of December 31, 2001:
Obligations of U.S. Government Agencies – Unrestricted	$2,701	$—	$—	$2,701
Obligations of U.S. Government Agencies – Restricted	24,078	1	—	24,079

	$26,779	$1	$—	$26,780

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

The unrealized gains and losses shown at December 31, 2000 and 2001, net of tax effect of $7 and $.5, respectively, are reflected as other comprehensive income (loss) in the Consolidated Statements of Changes in Shareholders’ Equity. For the years ended December 31, 2000 and 2001, there were no gross realized gains or losses on sales of available-for-sale securities.

At December 31, 2000 and 2001, the Company’s marketable securities included unamortized premiums of $3 and $0, respectively. At December 31, 2000 and 2001, the Company’s marketable securities included unamortized discounts of $15 and $12, respectively. During the year ended December 31, 2000, premium amortization of $16 and discount accretion of $632 were included in interest income. During the year ended December 31, 2001, premium amortization of $52 and discount accretion of $302 were included in interest income.

4.    ACCOUNTS RECEIVABLE

At December 31, 2000 and 2001, accounts receivable consisted of the following:

	2000	2001
Billed to clients	$9,207	$10,678
Unbilled revenues	62,776	69,145

	71,983	79,823
Less: Allowance for doubtful accounts	(640)	(747)

	$71,343	$79,076

5.    PROPERTY AND EQUIPMENT

At December 31, 2000 and 2001, property and equipment consisted of the following:

	2000	2001
Leasehold improvements	$2,173	$2,388
Furniture and fixtures	3,252	3,473
Vehicles	66	25
Equipment	2,862	2,044
Computer hardware and software	40,035	47,376

Total property and equipment	48,388	55,306
Less accumulated depreciation	(23,348)	(31,660)

	$25,040	$23,646

For the years ended December 31, 1999, 2000, and 2001 depreciation expense was $6,946, $8,034, and $8,475, respectively.

6.     OTHER ASSETS AND AMORTIZATION

Included in other current assets as of December 31, 2000 and 2001 were prepaid income taxes of $1,631 and $1,061, respectively. Also included in other current assets were miscellaneous receivables, prepaid expenses, and short-term deposits.

For the years ended December 31, 1999, 2000 and 2001, total amortization expense, including annual amortization of goodwill of $733 per year, was $738, $733, and $787, respectively.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

7.    LONG-TERM DEBT

The Company had no long-term debt as of December 31, 2001. In July 1999, the Company entered into an agreement with Bank of America (formerly NationsBank) for a $10 million revolving line of credit to provide for intraday working capital needs. Since its inception no borrowings were made against the credit line. The Company did not renew the agreement when it expired in July 2001.

The Company had $7,781 and $10,183 in standby letters of credit at December 31, 2000 and 2001, respectively. These letters of credit were issued in conjunction with the Company’s CNA workers’ compensation programs and the Company’s health benefit plans. In addition, the Company held $0 and $24,079 in restricted marketable securities at December 31, 2000 and 2001 as collateral for the Company’s CNA workers’ compensation programs. Finally, surety bonds of $44,000 and $40,200 at December 31, 2000 and 2001, respectively, were outstanding related to the Company’s CNA workers’ compensation plan (see note 9).

8.    HEALTH BENEFITS

Employee benefit costs are comprised primarily of medical benefit plan costs, but also include costs of other employee benefits such as dental, disability and group life insurance. Worksite employee participation and the client’s contribution towards the cost of the Company’s health benefit plans are at an established minimum.

In certain instances, the Company opts to make a contribution toward the cost of the worksite employees’ medical benefit plan costs. In most small group health markets, medical rates vary based on the medical benefit plan participants’ demographics. In order to offer a competitively priced business solution, the Company may offer reduced medical benefit plan rates to worksite employees with positive risk characteristics. The addition of these selected worksite employees offsets potential anti-selection and helps to stabilize the medical benefit plan risk to the Company.

In addition, a medical benefit plan price subsidy may be used to mitigate medical benefit plan renewal rate increases in a particular state or region of the country.

The amount of the Company’s contribution toward medical benefit plan costs is determined as part of the annual enrollment pricing process. A health benefit plan subsidy in excess of a planned amount may occur when medical benefit cost inflation exceeds expected inflation levels or when medical benefit plan enrollment in subsidized states is greater than anticipated.

As of December 31, 2001, Blue Cross Blue Shield of Florida, was the primary carrier for Florida and Alabama worksite employees. Capital Health Plans provides HMO coverage to worksite employees in the Tallahassee, Florida region. The Company’s policy with Blue Cross Blue Shield of Florida is a three-year minimum premium arrangement entered into as of January 1, 2000. Pursuant to this arrangement, the Company is obligated to reimburse Blue Cross Blue Shield of Florida for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered worksite employee associated with this policy are specified by year and the stop loss coverage is provided at the level of 115% of projected claims. In Minnesota, HealthPartners (Minnesota) provides health coverage to Minnesota worksite employees. Aetna U. S. Healthcare (“Aetna”) was the primary health care provider for worksite employees throughout the remainder of the country. The Aetna health plan is a guaranteed cost contract that caps the Company’s annual liability at fixed amounts. In 2001, Aetna was the provider of the Company’s dental plans that include both a PPO and HMO offering.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

In 1999, 2000, and 2001, the health benefit plan subsidy was $1,642, $2,000, and $9,283 respectively. Favorable experience in the maturation or run-out of health claims in 1998 enabled the Company to reduce its reserve for health benefit plan claims in 1999. Unfavorable experience on the maturation or run-out of health benefit plan claims for the 2000 year and internal premium billing and collection issues in 2001 resulted in the Company increasing its health benefit plan subsidy in 2001.

Year-end liabilities for health benefit plan loss reserves were based upon actuarial estimates of claims incurred but not reported under the health benefit plans at December 31, 2000 and 2001. The actual ultimate liability may differ from these actuarial estimates. The accrual for these reserves and for claims reported but not paid at December 31, 2000 and 2001 totaled $13,085 and $16,071, respectively, of which $1,000 was classified as long-term for both years.

9.    WORKERS’ COMPENSATION COSTS

In 1999, workers’ compensation claims incurred by worksite employees were fully insured through a guaranteed cost arrangement with Liberty Mutual Insurance Company.

In 2000, the Company maintained workers’ compensation insurance for all claims under arrangements with CNA and the Texas Fund, except with respect to locations in states where private insurance is not permitted and which are covered by state insurance funds. The Texas Fund was the provider of workers’ compensation insurance for worksite employees based in Texas. The arrangement with the Texas Fund was a guaranteed cost program with the premium based on the industries serviced by the Company in Texas. For the remainder of the country, the Company’s workers’ compensation insurance carrier was CNA.

In 2001, the Company maintained workers’ compensation insurance for all claims incurred by worksite employees under an arrangement made with CNA except for locations in states where private insurance is not permitted and which are covered by state insurance funds.

The CNA arrangement for 2000 and 2001 is an insured loss sensitive program that provides per accident stop loss coverage and aggregate stop loss coverage. The actual premium payable to CNA is determined based on the industries serviced by the Company and the losses incurred under the program. The Company retains the liability for claims paid during the first year of each program year. Premium payments to CNA are intended to cover claims to be paid after the first year of the program year. For the 2000 and 2001 programs, the Company guarantees the premiums paid to CNA will earn an annual rate of return equal to seven percent. The Company is required to pay additional premiums to CNA after the close of the year based on the difference between the actual return earned by the premium paid and the guaranteed annual rate of return of seven percent. Additional premium calls may be made by CNA in later years if the premiums paid by the Company in the first year of the program are not sufficient to fund all future losses to be paid under the program.

The Company is required to provide collateral to CNA based on the total projected claims covered under the program. The payment of first year claims by the Company and premium payments to fund claims to be paid in later years by CNA reduce the amount of the total collateral to be provided by the Company. The required collateral can be provided in the form of deposits paid to CNA, cash and short-term investments placed into a trust account, letters of credit, and surety bond collateral provided by independent surety bond holders.

The Company had issued $0 and $3,750 in standby letters of credit at December 31, 2000 and 2001, respectively, in conjunction with the Company’s CNA workers’ compensation programs. In addition, the Company had pledged $0 and $24,079 in restricted marketable securities at December 31, 2000 and 2001 as

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

collateral for the Company’s CNA workers’ compensation programs. Finally, surety bonds of $44,000 and $40,200 at December 31, 2000 and 2001 respectively were outstanding related to the Company’s CNA workers’ compensation plan.

The Company accrues for workers’ compensation costs under the CNA program based upon payroll dollars paid to worksite employees, the specific risks associated with the work performed by the worksite employees, the administrative costs of the program, the expected rate of return earned by premium dollars paid to CNA as part of the program and the discount rate used to determine the present value of future payments to be made under the program. Total liabilities for workers’ compensation at December 31, 2000 and 2001, respectively, was $30,016 and $61,918 of which $19,530 and $47,048, respectively, was classified as long term.

Each year, the Company evaluates its historical accruals related to the CNA program based on an independent actuarially developed estimate of the ultimate cost to the Company for each open policy year and adjusts such accruals as necessary. These adjustments could be either increases or decreases to workers’ compensation costs, depending upon the actual loss experience of the Company. The final costs of coverage will be determined by the actual claims experience over time as claims close, by the final administrative costs of the program and by the final return on investment earned with respect to premium dollars paid to CNA.

10.     COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company occupies office facilities and leases office equipment under operating leases which expire in various years through 2007. Rent expense was $4,309, $4,885 and $5,040 for the years ended December 31, 1999, 2000, and 2001, respectively. Future minimum payments under non-cancelable operating leases as of December 31, 2001 are as follows:

Year Ending December 31,	Amount
2002	$4,106
2003	3,466
2004	2,914
2005	2,055
2006	129
Thereafter	9

$12,679

Litigation—On April 30, 1999, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company, in order to entrench themselves in the management of the Company, breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company. Plaintiffs seek injunctive relief and unspecified damages including attorneys’ and experts’ fees. Defendants and counsel for the putative plaintiff class have reached a preliminary agreement on terms of a settlement, following mediation. The settlement is subject to finalization of settlement terms and court approval following notice to the putative class. Management does not expect any settlement to have a material effect on the Company’s financial position or results of operations.

The Company is a party to certain other pending claims that have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved. However, the defense and settlement of such claims may impact the future availability of and cost to the Company of applicable insurance coverage.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

Regulatory Matters—The Company’s employer and health care operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the U.S. However, the regulatory environment for PEOs is an evolving area due to uncertainties resulting from the non-traditional employment relationships. Many Federal and state laws relating to tax and employment matters were enacted before the development of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs are not “employers” of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the “Code”), the tax qualified status of the Company’s 401(k) retirement plan as in effect before April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company may no longer be able to assume the client’s Federal employment tax withholding obligations. Any adverse developments in the above noted areas could have a material effect on the Company’s financial condition and future results of operations.

11.    RELATED PARTIES

In 2001, two members of the Board of Directors utilized the PEO services of the Company with respect to themselves and their companies. The gross amount of service fees paid by the two members was equal to $834.

On December 28, 2000, the Company purchased 25,000 shares of its Common Stock from John E. Panning, the Company’s COO and CFO, for its stock repurchase program. The purchase of such shares was at a price of $3.156 a share, which represented the average closing price of the stock for the ten business-day period beginning December 13, 2000.

On August 31, 2000 a loan was made by the Company to Michael K. Phippen, the Company’s CEO, in the amount of $1.6 million with an interest rate of 6.5% per annum. This loan was for the purpose of facilitating the purchase of a home in the Bradenton, Florida area pending sale of Mr. Phippen’s California residence. The loan and related interest of $5 was paid in full in September 2000.

12.    RETIREMENT PLAN

The Company offers a defined contribution 401(k) retirement plan to its internal employees as well as its external worksite employees. For years prior to 2001, the Company did not match any portion of internal employees’ elective contributions. In 2001, the Company matched 50% of internal employees’ contributions up to a maximum of 2% of employees’ compensation. The Company’s 401(k) plan is designed to be a “multiple employer” plan under the Internal Revenue Code Section 413(c). This “multiple employer” plan enables employee-owners, as well as highly compensated internal and external employees of the Company, to participate.

13.    GEOGRAPHIC MARKET CONCENTRATION AND DEPENDENCE ON KEY VENDORS

Geographic Market Concentration—As of December 31, 2001, the Company had offices in ten states and worksite employees in 48 states. The Company’s Florida client revenues accounted for 73%, 71% and 68% of the Company’s total revenues in 1999, 2000 and 2001, respectively. As a result of the size of the Company’s base of worksite employees in Florida and continued growth from its Florida operations, the Company’s profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in Florida. Any adverse change in either of these conditions could have a material adverse effect on the Company’s future profitability and growth prospects.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

Dependence on Key Vendors — The maintenance of insurance plans including workers’ compensation and health that cover worksite employees is a significant part of the Company’s business. The current contracts are provided by vendors on terms that the Company believes to be favorable. While the Company believes that replacement contracts could be obtained on competitive terms with other carriers, such replacement could cause a significant disruption to the Company’s business resulting in a decrease in client retention and general dissatisfaction with the Company’s service offering. This, in turn, could have a material adverse effect on the Company’s future results of operations or financial condition.

14.    EQUITY

Stock Repurchase Program

In August 1998, the Company’s Board of Directors approved a program to repurchase up to two million shares of the Company’s common stock. In January 1999, the Company’s Board of Directors amended this share repurchase plan to three million shares. Purchases were made from time to time depending upon the Company’s stock price, and were purchased primarily in the open market, but could be made through privately negotiated transactions. In 2000, the Company repurchased for retirement 1,058,435 shares of its common stock for a total cost of approximately $4,100. The remaining 38,545 shares authorized for purchase under the program were repurchased and retired by the Company in the first quarter of 2001 at a cost of $135.

Restricted Stock Plan

Certain members of the Company's management purchased common shares from the Company at prices based upon a formula derived from the original acquisition price of the entities acquired by Staff Capital, L.P. in November 1993. Before July 1995, such common shares could only be sold to the Company and were not freely transferable. The sales price that the Company would pay was based upon the same formula used to derive the original purchase price. In July 1995 the Company enacted a vesting schedule whereby the above-noted restrictions generally would lapse over a four-year vesting period commencing with the first anniversary subsequent to the date of purchase. Accordingly, the Company obtained appraisals in order to derive estimated fair values of the purchased common shares then owned as of July 1995 and subsequently purchased and recorded deferred compensation expense to the extent that the estimated fair values exceeded the purchase prices. Deferred compensation was amortized on a straight-line basis over the vesting period. Compensation expense recorded for the years ended December 31, 1999, 2000, and 2001 was $90, $37 and $0, respectively. Deferred compensation was $0 at December 31, 2000 and at December 31, 2001. The Company ceased further grants under this plan in 1997.

Warrants

Warrants to purchase 1,352,253 shares of common stock at the exercise price of $7.24 per share were issued to redeem certain preferred limited partnership interests in July 1997. These warrants were exercisable beginning June 25, 1997. In April 1998, 177,709 of these warrants were exercised as part of the Company’s secondary offering. Proceeds from this exercise, net of expenses of $450, totaled $837. As of December 31, 1999, and 2000, 1,174,544 of these warrants remained outstanding. An equivalent number of shares of stock were being held in reserve as of December 31, 2000 to meet this contractual commitment. The remaining 1,174,544 warrants expired on March 31, 2001.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

Employee Stock Option Plan

In 1997, the Company adopted the 1997 Stock Incentive Plan (the “Plan”). The Plan provides for options to be granted to key employees, officers, and directors of Staff Leasing, Inc. for the purchase of up to 2,500,000 shares of common stock. Options granted under the Plan generally have a vesting period of 4 years and may not be exercised more than 10 years from the date of the grant, except as noted below. In May of 2000, shareholders approved an amendment to the plan that increased the number of shares reserved for issuance under the Plan by 2,000,000 shares.

Due to the decline in the market price of the Company’s common stock in the third and fourth quarters of 1998, the Company took steps to ensure that the options previously granted under the Plan would continue to provide a meaningful incentive to its grantees. On August 19, 1998, the Company cancelled 59,000 options which had been granted to certain employees during the previous twelve months, and reissued them at an exercise price equal to $18.0625, with all other option terms and conditions remaining the same as those originally granted.

On December 14, 1998, the Company approved an option reissuance grant for all non-executive employees currently participating in the Plan. The Company’s Directors and senior management, holding 158,500 options, were excluded from this reissuance grant. Under the terms of the reissuance grant, employees were offered the right to receive, in exchange for the surrender of their existing options, nonqualified stock options with an exercise price equal to that day’s closing market price per common share of $11.625. The ratio for the exchange of options was 110 new shares for each 100 existing shares surrendered. This ratio was determined using the Black-Scholes option pricing model. The expiration date for all new options issued under this reissuance grant is December 14, 2003. In addition, previous vesting restrictions based on stock price performance were removed. A total of 430,946 options were subject to this reissuance grant.

On June 15, 2000, as part of an employment agreement, the Company issued 400,000 options to Michael K. Phippen, the Company’s CEO, of which 150,000 options were to vest when the Company’s stock price reached specific target market prices. As a result of the resignation of Mr. Phippen in October 2001, 295,814 of these options expired in October 2001. All remaining options expired in January 2002.

The following table summarizes the activity in the Plan for the years ended December 31, 2000 and 2001:

	Number of Shares	Weighted-Average Price
2000
Granted	2,021,700	$3.78
Exercised	—	—
Cancelled	506,934	$7.69
Options outstanding at end of year	2,832,853	$6.52
Options exercisable at end of year	518,600	$12.15
2001:
Granted	1,398,500	$2.12
Exercised	—	—
Cancelled	697,120	$4.75
Options outstanding at end of year	3,534,233	$5.13
Options exercisable at end of year	1,289,020	$8.18

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

Components of stock options under this Plan as of December 31, 2001 are as follows:

Options Outstanding			Options Exercisable
Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
1,071,000	9.7 Years	$ 1.72	100,000	$ 1.70
1,553,090	7.8 Years	$ 3.71	474,325	$ 3.77
244,700	7.1 Years	$ 8.44	134,493	$ 8.44
489,743	3.5 Years	$11.61	433,002	$11.61
57,500	6.7 Years	$12.43	30,000	$12.48
60,700	5.4 Years	$16.94	59,700	$16.97
57,500	5.4 Years	$18.06	57,500	$18.06

3,534,233	7.6 Years	$ 5.13	1,289,020	$ 8.18

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following weighted-average assumptions:

	Year Ended December 31,
	2000	2001
Risk-free interest rate	5.58%	5.40%
Expected dividend yield	0.00%	8.85%
Expected volatility	74.61%	81.49%
Expected option life (in years)	6.9	6.4

Using the Black-Scholes option-pricing model, the weighted-average fair value was calculated to be $2.62 as of December 31, 2000 and $.76 as of December 31, 2001 for all options granted during each year.

As permitted by SFAS No. 123, the Company has elected to continue to account for the Plan in accordance with the intrinsic value method prescribed by APB Opinion 25 and related interpretations. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for options granted under the Plan been determined based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	2000	2001
Net income (loss) attributable to common shareholders
As reported	$604	$(15,603)
Pro forma	$(2,240)	$(17,798)
Basic earnings (loss) per share
As reported	$.03	$(.76)
Pro forma	$(.10)	$(.86)
Diluted earnings (loss) per share
As reported	$.03	$(.76)
Pro forma	$(.10)	$(.86)

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

Employee Stock Purchase Plan

On May 24, 2001, the Company’s shareholders approved a new employee stock purchase plan. The first offering period of the plan was from July 1 through December 31, 2001. Internal employees of the Company, who regularly work more than 20 hours per week and have been employed with the Company for at least ninety days prior to the offering period, are eligible to participate in the plan. Participants, through payroll deduction, may purchase a maximum of 500 shares during the offering period at a cost of 85% of the lower of the stock price as of the beginning and ending of the stock offering period. During 2001, the Company purchased in the open market 50,000 shares of stock at a cost of $100 to be held for the employee stock purchase plan. Employees purchased 33,823 shares under this plan for the period ending December 31, 2001.

Prior to June 30, 2001, all full-time employees were eligible to participate in an employee stock purchase plan that had been in effect since January 1, 1998. Under the terms of this plan, after 90 days of employment, employees could choose each year to have up to 100% of their annual base earnings withheld to purchase the Company’s common stock on the open market. The Company absorbed all transaction costs and administrative fees associated with stock purchases through this plan. This plan was terminated as of June 30, 2001 after approval of the new employee stock purchase plan.

15.    EARNINGS PER SHARE

The number of common stock equivalents included in weighted average shares outstanding, for the twelve months ended December 31, 1999, 2000 and 2001, related to the warrants issued in 1997, was 415,672, 0 and 0, respectively, for the diluted earnings per share calculation. The number of common stock equivalents included in weighted average shares outstanding, for the twelve months ended December 31, 1999, 2000 and 2001, related to the options granted in connection with the Company’s stock option plan, was 14,948, 12,084, and 5,821, respectively, for the diluted earnings per share calculation.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

The reconciliation of net income (loss) attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings (loss) per share for the three years ended December 31, 1999, 2000 and 2001 is as follows:

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in $000's)	(in 000's)
For the Year Ended 1999:
Basic EPS
Net income	$21,650	21,779	$.99

Effect of dilutive securities:
Warrants		416
Options		15

Diluted EPS
Net income attributable to common shareholders and assumed conversions	$21,650	22,210	$.97

For the Year Ended 2000:
Basic EPS
Net income	$604	21,361	$.03

Effect of dilutive securities:
Warrants		—
Options		12

Diluted EPS
Net income attributable to common shareholders and assumed conversions	$604	21,373	$.03

For the Year Ended 2001:
Basic EPS
Net loss	$(15,603)	20,606	$(.76)

Effect of dilutive securities:
Warrants		—
Options		6

Diluted EPS
Net loss attributable to common shareholders and assumed conversions	$(15,603)	20,612	$(.76)

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

The following table represents the number and range of exercise prices of the options which were not included in the computation of diluted EPS by quarter for 1999 because the options’ exercise prices were greater than the average market price:

	Antidilutive Options Outstanding at End Of Period Shown	Range of Exercise Prices	Average Stock Price
1st Quarter, 1999	213,200	$12.38–$18.06	$12.11
2nd Quarter, 1999	152,700	$13.13–$18.06	12.49
3rd Quarter, 1999	913,877	$11.31–$18.06	11.29
4th Quarter, 1999	922,811	$10.19–$18.06	9.00

			$11.21

The following table represents the number and range of exercise prices of the options which were not included in the computation of diluted EPS by quarter for 2000 because the options’ exercise prices were greater than the average market price:

	Antidilutive Options Outstanding at End Of Period Shown	Range of Exercise Prices	Average Stock Price
1st Quarter, 2000	1,140,068	$8.44–$18.06	$6.84
2nd Quarter, 2000	2,166,287	$3.88–$18.06	3.80
3rd Quarter, 2000	1,164,919	$4.00–$18.06	3.97
4th Quarter, 2000	2,494,853	$3.68–$18.06	3.65

			$4.55

The following table represents the number and range of exercise prices of the options which were not included in the computation of diluted EPS by quarter for 2001 because the options’ exercise prices were greater than the average market price:

	Antidilutive Options Outstanding at End Of Period Shown	Range of Exercise Prices	Average Stock Price
1st Quarter, 2001	2,523,401	$3.63–$18.06	$3.40
2nd Quarter, 2001	2,531,259	$3.63–$18.06	3.50
3rd Quarter, 2001	2,641,679	$3.38–$18.06	3.28
4th Quarter, 2001	3,534,233	$1.17–$18.06	1.70

			$2.97

16.  INCOME TAXES

The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying value and the income tax bases of the Company’s assets and liabilities. A valuation allowance is recorded when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes includes taxes currently payable plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

The provision for income taxes for the year ended December 31, 1999 is as follows:

	Current	Deferred	Total
U.S. Federal tax	$7,570	$3,440	$11,010
State and local tax	1,279	550	1,829

Total provision	$8,849	$3,990	$12,839

The provision (benefit) for income taxes for the year ended December 31, 2000 is as follows:
	Current	Deferred	Total
U.S. Federal tax	$1,070	$(2,064)	$(994)
State and local tax	171	(207)	(36)

Total provision (benefit)	$1,241	$(2,271)	$(1,030)

The provision (benefit) for income taxes for the year ended December 31, 2001 is as follows:
	Current	Deferred	Total
U.S. Federal tax	$1,024	$(10,413)	$(9,389)
State and local tax	(39)	(974)	(1,013)

Total provision (benefit)	$985	$(11,387)	$(10,402)

The reconciliation of the income tax amounts based on the statutory U.S. Federal rate to the amounts based on the effective tax rate for the years ended December 31, 1999, 2000 and 2001 is as follows:

	1999	2000	2001
Statutory U.S. Federal tax at 34% (35% for 1999)	$12,071	$(145)	$(8,842)
Increase (reduction) from:
State income taxes, less Federal benefit	1,188	26	(1,013)
Interest income exempt from Federal taxes	—	(352)	—
Tax credits	(487)	(660)	(660)
Other, net	67	101	113

Income tax provision (benefit)	$12,839	$(1,030)	$(10,402)

Effective tax rate	37.2%	(241.8%)	(40.0%)

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

The components of deferred tax assets and liabilities included on the balance sheet at December 31, 2000 and 2001 are as follows:

	2000	2001
Deferred Tax Assets:
Tax basis in excess of book basis of intangible assets	$4,818	$3,469
Reserves not currently deductible	17,701	30,414
Tax credit carryover	364	1,525

Total deferred tax assets	22,883	35,408

Deferred Tax Liabilities:
Unearned revenue	24,168	26,020
Depreciation	3,280	2,566

Total deferred tax liabilities	27,448	28,586

Net deferred tax asset/(liability)	$(4,565)	$6,822

Balance Sheet Classification:
Current assets/(liabilities):
Deferred taxes	$(5,461)	$5,920

Net current deferred tax asset /(liability)	(5,461)	5,920

Non-current assets:
Deferred taxes	896	902

Net non-current deferred tax asset	896	902

Net deferred tax asset (liability)	$(4,565)	$6,822

The Company received income tax refunds, net of tax credits of $902 in 2001, and paid $92 of income taxes in 2000. In 2001, the Company generated $1,000 of tax credits, resulting in a credit carry forward of $847. As of December 31, 2001 the Company has not reduced the net deferred tax asset recorded by a valuation allowance. Management has determined that based upon the weight of current available evidence, it is more likely than not that all of the net deferred tax asset will be realized.

17.    QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table presents certain unaudited results of operations data for the interim quarterly periods during the years ended December 31, 2000 and 2001. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with generally accepted accounting principles, have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in $000’s, except per share data)

During the quarter ended September 30, 2001 the Company recorded an additional $19.7 million in workers’ compensation expense and $2.5 million in a health benefits plan subsidy to increase reserves to pay estimated future claims.

	Quarter Ended
	2000				2001
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands, except per share data)
Revenues	$731,315	$779,842	$783,645	$809,438	$752,298	$787,041	$798,533	$842,130
Gross profit	$23,406	$24,108	$24,197	$323,854	$23,656	$23,046	$254	$24,030
Gross profit margin	3.2%	3.1%	3.1%	2.9%	3.1%	2.9%	0.0%	2.9%
Operating Loss	$(1,642)	$(1,806)	$(248)	$(88)	$(1,173)	$(930)	$(24,517)	$(2,668)
Net (loss) income	$(508)	$(1,156)	$660	$1,608	$95	$109	$(14,504)	$(1,303)
—Basic	$(.02)	$(.05)	$.03	$.08	$.00	$.01	$(.70)	$(.06)
—Diluted	$(0.2)	$(.05)	$.03	$.08	$.00	$.01	$(.70)	$(.06)

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
(in thousands)

Balance January 1, 2001	Provision For Bad Debts	Determined Uncollectible	Account Recoveries	Balance December 31, 2001
$640	$363	$479	$223	$747

Balance January 1, 2000	Provision For Bad Debts	Determined Uncollectible	Account Recoveries	Balance December 31, 2000
$740	$258	$1,038	$680	$640

Balance January 1, 1999	PROVISION For Bad Debts	Uncollectible Determined	Recoveries Account	Balance December 31, 1999
$802	$306	$737	$369	$740

S-1