Form 10-Q
period 2002-03-31
STAFF LEASING INC
filed 2002-05-15
CIK 1035185

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002.

or

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

COMMISSION FILE NO. 0-28148

STAFF LEASING, INC.
(exact name of registrant as specified in its charter)

Florida	65-0735612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 301 Blvd West, Suite 202 Bradenton, FL	34205
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code):    (941) 748-4540

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of common stock	Outstanding as of May 10, 2002
Par value $0.01 per share	20,761,947

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a GEVITY HR
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
	FOR THE THREE MONTHS ENDED MARCH 31,
	2001	2002
	(in 000’s, except per share data)
Revenues	$752,298	$786,896

Cost of services:
Salaries, wages and payroll taxes	684,179	713,818
Benefits, workers’ compensation, state unemployment taxes and other costs	44,463	50,028

Total cost of services	728,642	763,846

Gross profit	23,656	23,050

Operating expenses:
Salaries, wages and commissions	16,038	13,684
Other general and administrative	6,729	6,312
Depreciation and amortization	2,062	2,062

Total operating expenses	24,829	22,058

Operating (loss) income	(1,173)	992
Interest income, net	1,090	467
Other non-operating (expense) income	(4)	41

(Loss) income before income taxes	(87)	1,500
Income tax (benefit) provision	(182)	510

Net income	$95	$990

Net income per share
—Basic	$.00	$.05
—Diluted	$.00	$.05

Weighted average common shares outstanding
—Basic	20,641	20,611
—Diluted	20,644	20,875

See notes to condensed consolidated financial statements.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a GEVITY HR
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	December 31, 2001	March 31, 2002
	(in $000’s, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,929	$48,672
Certificates of deposit—restricted	10,183	17,183
Marketable securities	2,701	4,698
Marketable securities—restricted	24,079	40,346
Accounts receivable, net	79,076	73,644
Deferred tax asset	5,920	6,297
Other current assets	4,206	4,545

Total current assets	182,094	195,385

Property and equipment, net	23,646	21,951
Goodwill, net of accumulated amortization of $5,710	8,692	8,692
Deferred tax asset	902	845
Other assets	4,569	5,991

Total assets	$219,903	$232,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued insurance premiums, health and workers’ compensation insurance reserves	$30,203	$33,656
Accrued payroll and payroll taxes	70,565	80,577
Accounts payable and other accrued liabilities	5,986	4,228
Income taxes payable	2,091	2,900
Customer deposits and prepayments	4,203	5,351
Dividends payable	1,030	1,037

Total current liabilities	114,078	127,749

Long-term accrued health and workers’ compensation insurance reserves	48,049	46,774
Other long-term liabilities	265	305

Commitments and contingencies (See notes)

Shareholders’ equity:
Common stock, $.01 par value Shares authorized: 100,000,000 Shares issued and outstanding: December 31, 2001—20,562,562 March 31, 2002—20,761,947	206	208
Additional paid in capital	38,726	39,297
Retained earnings	18,578	18,531
Accumulated other comprehensive income	1	—

Total shareholders’ equity	57,511	58,036

Total liabilities and stockholders’ equity	$219,903	$232,864

See notes to condensed consolidated financial statements.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a GEVITY HR
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNAUDITED

	Common Stock (shares)	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in $000’s except share data)
Balance, January 1, 2002	20,562,562	$206	$38,726	$1	$18,578	$57,511

Issuance of common stock	199,385	2	571			573

Dividends payable					(1,037)	(1,037)

Comprehensive Income:

Unrealized loss on marketable securities				(1)

Net income					990

Total comprehensive income						989

Balance, March 31, 2002	20,761,947	$208	$39,297	$—	$18,531	$58,036

See notes to condensed consolidated financial statements.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a Gevity HR
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended March 31,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95	$990
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,062	2,062
Deferred taxes, net	(41)	(320)
Provision for bad debts	150	22
Other	(49)	(39)
Changes in operating working capital:
Certificates of deposit – restricted	—	(7,000)
Accounts receivable, net	7,257	5,410
Other current assets	(507)	(339)
Accounts payable and other accrued liabilities	(167)	(1,758)
Accrued payroll and payroll taxes	(3,116)	10,012
Accrued insurance premiums, health and workers’ compensation reserves	(10,984)	3,453
Income taxes payable	1,093	809
Customer deposits and prepayments	(221)	1,148
Other long-term assets	(17)	(1,454)
Long-term workers’ compensation and health insurance reserves	—	(1,275)
Other long-term liabilities	9	40

Net cash (used in) provided by operating activities	(4,436)	11,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(70,450)	(50,297)
Maturities of marketable securities	73,300	32,073
Capital expenditures	(1,306)	(337)

Net cash provided by (used in) investing activities	1,544	(18,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividend to shareholders	—	(1,030)
Proceeds from issuance of common shares, net	—	573
Repurchase and retirement of common stock	(136)	—

Net cash used in financing activities	(136)	(457)

Net decrease in cash and cash equivalents	(3,028)	(7,257)
Cash and cash equivalents—beginning of period	51,269	55,929

Cash and cash equivalents—end of period	$48,241	$48,672

Supplemental disclosure of cash flow information:
Income taxes paid	$1,233	$21

Interest paid	—	—

See notes to condensed consolidated financial statements.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a GEVITY HR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in $000’s, except share and per share data)

1.    GENERAL

The accompanying unaudited condensed consolidated financial statements of Staff Leasing, Inc., d/b/a Gevity HR and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Annual Report Form 10-K filed with the Securities and Exchange Commission (the “Form 10-K”). The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

The Company’s operations are currently conducted through a number of subsidiary limited partnerships (the “OLPs”) and limited liability corporations (LLCs). The consolidated operations of the Company exclude intercompany accounts and transactions. Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.

New Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted this accounting standard as of July 1, 2001. The Company did not initiate any business combinations after June 30, 2001; therefore, there is no effect on the Company’s financial position or operations related to SFAS 141. SFAS No. 142, changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company adopted this standard effective January 1, 2002 and has ceased amortization of goodwill in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in a decrease in annual amortization of $733 in 2002. In accordance with SFAS No. 142, the Company has determined it has one reporting unit. The Company has conducted an impairment review of goodwill and other intangible assets as of January 1, 2002 and concluded that there is no goodwill impairment. Subsequent goodwill impairment losses, if any, will be reflected in operating income in the income statement. Pro forma net income and earnings per share for the three months ended March 31, 2001 adjusted to eliminate historical amortization of goodwill and related tax effect follows:

Three months ended March 31, 2001
Previously reported net income	$95
Goodwill amortization, net of tax	113

Pro forma net earnings	$208
Previously reported EPS
basic	$.00
diluted	$.00
Pro forma net income EPS
basic	$.01
diluted	$.01

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not evaluated the effect, if any, that the adoption of SFAS 143 will have on the Company’s consolidated financial statements.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a GEVITY HR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
(in $000’s, except share and per share data)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, the accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”, for the disposal of segments of a business. SFAS No. 144 requires that the long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continued operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has evaluated the provisions of this statement and determined that it does not have any material impact on the Company’s consolidated financial statements.

2.    SUBSEQUENT EVENTS

On April 8, 2002, the Company appointed Mr. Erik Vonk Chairman and CEO of the Company. Mr. Vonk is the former President and Chief Executive Officer of Randstad North America, a subsidiary of Randstad Holding NV, the third largest staffing services provider in the world.

Mr. James Manning, Interim CEO from October 10, 2001 through April 8, 2002, will continue to serve on the Board of Directors of the Company.

On April 23, 2002, the Board of Directors adopted a Shareholder Rights Plan pursuant to which all shareholders of record on May 7, 2002 will receive one right to purchase one share of the Company’s common stock for each share of common stock they own on that date. The rights become exercisable in certain events, including the commencement of a tender offer or acquisition of 15% or more of the Company’s common stock.

On April 30, 2002, the Company paid dividends totaling $1.0 million ($.05 per share) to stockholders of record as of April 15, 2002.

On May 3, 2002, the Company announced the addition of Murem Sharpe to the Company as the Senior Vice President of Sales. Ms. Sharpe has over 20 years of experience in sales and marketing. Most recently she served as Chief Executive Officer of B2B Quarterback LLC, an executive advisory services firm for high growth technology companies.

3.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2001	March 31, 2002
Billed to clients	$10,678	$6,830
Unbilled revenues	69,145	67,564

	79,823	74,394
Less: Allowance for doubtful accounts	(747)	(750)

	$79,076	$73,644

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a GEVITY HR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
(in $000’s, except share and per share data)

4.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2001	March 31, 2002
Leasehold improvements	$2,388	$2,388
Furniture and fixtures	3,473	3,473
Vehicles	25	25
Equipment	2,044	2,044
Computer hardware and software	47,376	47,698

Total property and equipment	55,306	55,628
Less accumulated depreciation	(31,660)	(33,677)

	$23,646	$21,951

For the three months ended March 31, 2002 and 2001, depreciation expense was $2,030, and $1,879, respectively.

5.    COMMITMENTS AND CONTINGENCIES

On April 30, 1999, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys’ and experts’ fees. Defendants and counsel for the putative plaintiff class have reached a preliminary agreement on terms of a settlement, following mediation. The settlement is subject to finalization of settlement terms and court approval following notice to the putative class. Management does not expect any settlement to have a material effect on the Company’s financial position.

The Company is a party to certain pending claims that have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved. However, the defense and settlement of such claims may impact the future availability of cost to the Company of applicable insurance coverage.

The Company’s employer and health care operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the U.S. However, the regulatory environment for professional employer organizations (“PEOs”) is an evolving area due to uncertainties resulting from the non-traditional employment relationship between the PEO and the worksite employees. Many Federal and state laws relating to tax and employment matters were enacted before the development of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs are not “employers” of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the “Code”), the tax qualified status of the Company’s 401(k) retirement plan as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company may no longer be able to assume the client’s Federal employment tax withholding obligations. Any adverse developments in the above noted areas could have a material effect on the Company’s financial condition and future results of operations

6.    EQUITY

In January 2002, 33,823 shares of stock were issued to employees participating in the Company’s employee stock purchase plan which was adopted on July 1, 2001.

STAFF LEASING, INC. AND SUBSIDIARIES
d/b/a GEVITY HR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (CONTINUED)
(in $000’s, except share and per share data)

On March 21, 2002, the Company sold 165,562 shares of common stock at $3.02 per share, which was the fair market value of the stock at the close of trading on that day, to a Company executive.

In August 1998, the Company’s Board of Directors approved a program to repurchase up to two million shares of the Company’s common stock. In January 1999, the Company’s Board of Directors increased this share repurchase plan to cover up to three million shares. Purchases could be made from time to time depending upon the Company’s stock price, and were to be made primarily in the open market, but also could be made through privately negotiated transactions. During 2001, the Company completed the repurchase of the entire three million shares.

7.    INCOME TAXES

The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for federal and state income taxes. For the three months ended March 31, 2002, the Company’s effective rate was equal to 34.0%.

8.    EARNINGS PER SHARE (EPS)

There were no warrants included in the number of common stock equivalents in the diluted weighted average shares outstanding for the three months ended March 31, 2001 and 2002. All warrants expired as of March 31, 2001. Included as common stock equivalents in the diluted weighted average shares outstanding for the three months ended March 31, 2001 and 2002 were options granted under the Company’s 1997 stock incentive plan, which totaled 3,354 and 264,086, respectively.

The reconciliation of net income attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three months ending March 31, 2001 and 2002 is as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in $000’s)	(in 000’s)
For the Three Months Ended March 31, 2001:
Basic EPS :
Net income	$95	20,641	$0.00

Effect of dilutive securities:
Options		3

Diluted EPS :
Net income	$95	20,644	$0.00

For the Three Months Ended March 31, 2002:
Basic EPS :
Net income	$990	20,611	$0.05

Effect of dilutive securities:
Options		264

Diluted EPS :
Net income	$990	20,875	$0.05

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The accounting policies described below are those that the Company considers critical in preparing its financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting principles used by the Company in preparing its financial statements is included in Note 1 of Notes to the Condensed Consolidated Financial Statements and in Item 1 of the Form 10-K for the year ended December 31, 2001.

Revenue Recognition

The Company recognizes its service revenue in the period in which the worksite employee works. The accrual for payroll and payroll taxes represents the portion of payroll paid subsequent to the end of the period for which the worksite employee worked prior to the end of the fiscal period.

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

For each period, the Company estimates the relevant factors, based primarily on historical data and uses this information to determine the assumptions underlying the reserve calculations. An extensive degree of judgment is used in this estimation process. Due to the considerable variability of health care costs, adjustments to health reserves and the health benefit plan subsidy are sometimes significant.

The Company’s financial statements reflect the estimates made within the Cost of Services on the Company’s Statements of Income and within the accrued insurance premiums, health and workers’ compensation insurance reserves on the Company’s Balance Sheet.

Workers’ Compensation Plan Liabilities

The Company has an insured loss sensitive workers’ compensation program with CNA that has a policy year that runs from January 1 to December 31. Under the CNA program the Company has individual stop loss coverage and aggregate stop loss coverage for claims that exceed the individual stop loss amount and for individual claims that in total exceed the aggregate stop loss amount.

At least annually, the Company obtains an independent actuarially determined calculation of the estimated costs of claims incurred based on the Company’s historical loss development trends. The estimated costs of the claims may be subsequently revised by the independent actuary based on developments relating to the actual claims incurred. An extensive degree of judgment is used in this estimation process.

The Company’s financial statements reflect the estimates made by the independent actuaries as well as other factors related to the CNA program within the Cost of Services on the Company’s Statements of Income and within the accrued insurance premium, health and workers’ compensation insurance reserves on the Company’s Balance Sheet.

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

In order to give recognition to these workers’ compensation costs obligation that are not expected to be paid in the following year, the Company includes a portion of the obligation as a long-term liability.

Deferred Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and if necessary, establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company does not continue to operate at a profit or is unable to generate sufficient future taxable income, or there is a material change in the actual effective tax rate or time period within which the underlying temporary differences become taxable or deductible, then the Company could be required to establish a valuation allowance against all or a significant portion of the deferred tax assets resulting in a substantial increase in the Company’s effective tax rate.

RESULTS OF OPERATIONS

The following table presents the Company’s results of operations for the three months ended March 31, 2001 and 2002, expressed as a percentage of revenues:

	FOR THE THREE MONTHS ENDED MARCH 31,
	2001	2002
Revenues	100.0%	100.0%
Cost of services:
Salaries, wages and payroll taxes	90.9	90.7
Benefits, workers’ compensation, state unemployment taxes and other costs	5.9	6.4

Total cost of services	96.8	97.1

Gross profit	3.2	2.9

Operating expenses:
Salaries, wages and commissions	2.1	1.7
Other general and administrative	.9	.8
Depreciation and amortization	.3	.3

Total operating costs	3.3	2.8

Operating (loss) income	(.1)	.1
Interest income	.1	.1

(Loss) income before income taxes	(.0)	.2
Income tax provision (benefit)	.0	.1

Net income	.0%	.1%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues were $786.9 million for the three months ended March 31, 2002, compared to $752.3 million for the three months ended March 31, 2001, representing an increase of $34.6 million, or 4.6%. Revenue growth was primarily due to the Company’s client selection strategy of enrolling clients with higher wage employees. From March 31, 2001 to March 31, 2002 the average annual wage of paid employees increased 16.1% from $23,683 to $27,498. Revenue growth was slowed in the first quarter of 2002 as a result of the Company’s decision to target new clients with a lower risk profile and terminate clients in certain high-risk industries such as roofing and trucking. Charges to clients for workers’ compensation coverage as a percentage of worksite salaries and wages for the first quarter of 2002 was 3.59%, compared to 4.77% for the first quarter of 2001 representing a decrease of 24.7%. From March 31, 2001 to March 31, 2002, the number of clients decreased 11.9% from 8,515 to 7,501 and the number of average paid worksite employees decreased 10.1%, from 106,821 to 96,066.

Cost of services was $763.8 million for the three months ended March 31, 2002, compared to $728.6 million for the three months ended March 31, 2001, representing an increase of $35.2 million, or 4.8%. This increase was primarily due to an increase in the average wage of worksite employees.

Salaries, wages and payroll taxes of worksite employees were $713.8 million for the three months ended March 31, 2002, compared to $684.2 million for the three months ended March 31, 2001, representing an increase of $29.6 million, or 4.3%.

Benefits, workers’ compensation, state unemployment taxes and other costs were $50.0 million for the three months ended March 31, 2002, compared to $44.5 million for the three months ended March 31, 2001, representing an increase of $5.5 million, or 12.4%.

The medical benefit plan subsidy was $1.0 million for the three months ended March 31, 2002, compared to $0.5 million for the three months ended March 31, 2001. The increase in the amount of the medical benefit plan subsidy was primarily attributable to an increase in medical care costs.

Workers’ compensation costs were $22.8 million for the three months ended March 31, 2002, compared to $25.6 million for the three months ended March 31, 2001, representing a decrease of $2.8 million or 10.9%. Workers’ compensation costs decreased for the first three months of 2002 due to the Company’s decision to sell to a target market with a lower workers’ compensation risk profile and that generally pays higher wages. The Company evaluates its current and historical workers’ compensation cost accruals based on an independent actuarially developed estimate of the ultimate workers’ compensation cost to the Company for each open policy year and adjusts such accruals as necessary. These adjustments could be either increases or decreases to workers’ compensation costs, depending upon the actual loss experience of the Company. The final costs of workers’ compensation coverage for each policy year will be determined by the actual claims experience over time as claims close, by the final administrative costs of the program and by the final return on investment earned with respect to premium dollars paid to CNA.

State unemployment taxes were $2.7 million for the first three months ended March 31, 2002, compared to $2.2 million for the first three months ended March 31, 2001, representing an increase of $0.5 million or 22.7%. This increase was primarily the result of business expansion into states with higher unemployment tax rates.

Gross profit was $23.1 million for the three months ended March 31, 2002, compared to $23.7 million for the three months ended March 31, 2001, representing a decrease of $0.6 million, or 2.5%. Gross profit margin decreased as a percentage of revenues for the first three months of 2002 primarily due to lower workers’ compensation margin from clients in low risk industries. The lower workers’ compensation margin was primarily the result of a lower than expected investment return earned on premium payments made to CNA and a change in the discount rate used to calculate the unfunded portion of workers’ compensation premium payments to be made to CNA. As of March 31, 2002 the Company used a discount rate of 4.0% in determining the present value of the future payments to be made under the program as compared to a discount rate of 5.5% used as of March 31, 2001. See “Workers’ Compensation Plans” in Item 1 of the Form 10-K Report for the year ended December 31, 2001.

Operating expenses were $22.1 million for the three months ended March 31, 2002, compared to $24.8 million for the three months ended March 31, 2001, representing a decrease of $2.7 million, or 10.9%.

Salaries, wages and commissions were $13.7 million for the three months ended March 31, 2002, compared to $16.0 million for the three months ended March 31, 2001, representing a decrease of $2.3 million, or 14.4%. This decrease was due primarily to a reduction in the number of internal employees during the fourth quarter of 2001 and the first quarter of 2002.

Other general and administrative expenses were $6.3 million for the three months ended March 31, 2002, compared to $6.7 million for the three months ended March 31, 2001, representing a decrease of $0.4 million, or 6.0%.

Depreciation and amortization expenses was equal to $2.1 million for the three months ended March 31, 2002 and 2001. As of January 1, 2002 the Company adopted Financial Accounting Standard (“SFAS”) No. 142 which changes the accounting for goodwill from an amortization method to an impairment-only approach. Application of the non-amortization provisions of the Statement resulted in a decrease in amortization during the three months ended March 31, 2002 of $0.2 million. The Company conducted an independent impairment review of goodwill and other intangible assets as of January 1, 2002 and concluded that there is no goodwill impairment.

Interest income was $0.5 million for the three months ended March 31, 2002 and $1.1 million for the three months ended March 31, 2001 representing a decrease of $0.6 million due to a decline in interest rates.

Income tax expense for the three months ended March 31, 2002 was $0.5 million. The Company’s effective tax rate for financial reporting purposes was equal to 34.0%. Income tax benefit of $.2 million for the three months ended March 31, 2001 was the result of a net loss from operations, tax-exempt interest income and tax credits.

Net income was $1.0 million for the three months ended March 31, 2002, compared to net income of $.1 million for the three months ended March 31, 2001, representing an increase of $0.9 million.

Liquidity and Capital Resources

The Company had $110.9 million in cash and cash equivalents, restricted certificates of deposit and marketable securities at March 31, 2002. The Company is required to collateralize its obligations under its workers’ compensation and medical benefit plan coverages. The Company uses its cash and cash equivalents as well as surety bonds to collateralize these obligations as more fully described below.

At March 31, 2002, the Company had pledged $57.5 million of restricted certificates of deposit and restricted marketable securities, with original maturities of less than one year, as collateral for certain standby letters of credit or in collateral trust arrangements issued in connection with the Company’s workers’ compensation and medical benefit plans. In addition, at March 31, 2002, the Company had provided as collateral $13.2 million in surety bonds related to its 2000 and 2001 workers’ compensation policies with CNA.

The Company anticipates that $21.7 million of cash and cash equivalents will be used as collateral for the workers’ compensation program with CNA during the final nine months of 2002 and that surety bonds used as collateral will be reduced to $8.2 million.

The Company’s collateralization obligations under its medical benefit plans are funded through 2002.

The Company had no long-term debt outstanding as of March 31, 2002.

The Company’s primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers’ compensation expense and medical benefit plan premiums.

At March 31, 2002, the Company had net working capital of $67.6 million including restricted funds of $57.5 million as compared to $68.0 million in net working capital as of December 31, 2001 including $34.3 million of restricted funds.

Net cash provided by operating activities was $11.8 million for the three months ended March 31, 2002 as compared to net cash used in operating activities of $4.4 million for the three months ended March 31, 2001, representing an increase of $16.2 million.

The Company did not pay any cash dividends prior to March 14, 2001. The Board of Directors declared a cash dividend of $0.05 per share of Common Stock, payable on April 30, 2002 to holders of record on April 15, 2002. While this dividend declaration is part of an intended regular quarterly dividend program, any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, anticipated levels of medical benefit plan subsidies, collateralization requirements for insurance coverages and other operating cash needs. The Company has in the past sought, and may in the future seek, to raise additional capital or take other measures to increase its liquidity and capital resources. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its requirements through 2002. The Company may rely on these same sources, as well as public or private debt and/or equity financing to meet its long-term capital needs. If the Company does not achieve its profitability objectives in 2002 and its cash balances and cash flow from operations are inadequate to meet its operating and collateralization requirements, the Company may be required to seek financing from external sources. In such event, the Company will explore external financing alternatives, but there is no assurance that financing from external sources will be available to the Company at prevailing market rates.

Cautionary Note Regarding Forward-looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), the Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will result,” “are expected to,” “will continue,” “estimated,” and “projection”) are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: (i) the decision to no longer sell the Company’s services to clients in the construction industry as well as certain other high risk industries and to sell its services only to clients in lower risk industries; (ii) increased cost of workers’ compensation coverage; (iii) increased volatility of profit generated from the workers’ compensation component of the Company’s service offering under the Company’s loss sensitive workers’ compensation programs; (iv) the uncertainties relating to the surety bond market and collateralization requirements related to the Company’s medical benefit plans and workers’ compensation programs; (v)uncertainties as to the availability or renewal of workers’ compensation insurance coverage and medical benefit plan coverage; (vi) the decision to provide unbundled payroll and human resource management services and systems to clients; (vii) the potential for additional subsidies for medical benefit plans; (viii) possible adverse application of certain Federal and state laws and the possible enactment of unfavorable laws or regulation; (ix) litigation and other claims against the Company and its clients including the impact of such claims on the cost of insurance coverage; (x) impact of competition from existing and new professional employer organizations; (xi) risks associated with expansion into additional states or cities where the Company does not have a presence or significant market penetration; (xii) risks associated with the Company’s dependence on key vendors and the ability to obtain benefit contracts for the Company’s worksite employees; (xiii) an unfavorable determination by the IRS Market Segment Study or under ERISA regarding the status of the Company as an “employer’; (xiv) the possibility of client attrition due to the decision not to sell services to clients in selected industries and to reprice its services for certain clients; (xv) risks associated with geographic market concentration; (xvi) the financial condition of clients; (xvii) the failure to properly manage growth and successfully integrate acquired companies and operations; and (xviii) other factors which are described in further detail in the Company’s filings with the Securities and Exchange Commission.

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

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

Lawrence E. Egle v. Staff Leasing, Inc., et al.    On April 30, 1999, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company, in order to entrench themselves in the management of the Company, breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys’ and experts’ fees. Defendants and counsel for the putative plaintiff class have reached a preliminary agreement on terms of a settlement, following mediation. The settlement is subject to finalization of settlement terms and court approval, following notice to the putative class. Management does not expect any settlement to have a material effect on the Company’s financial position or results of operations.

The Company is a party to certain pending claims which have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved. However, the defense and settlement of such claims may impact the future availability and cost to the Company of applicable insurance coverage.

ITEM 5.    Other Information

On March 21, 2002, the Company employed Erik Vonk to succeed James F. Manning. Mr. Vonk was appointed Chairman and CEO of the Company on April 8, 2002. In connection with such employment, Mr. Vonk entered into a four year employment agreement, purchased 165,562 shares of Company common stock from the Company at $3.02 per share and was granted options to purchase 100,000 shares of Company common stock at $3.02 per share which represents the fair market value of the Company’s common stock at the close of trading on that date. Subject to approval by the Company’s shareholders at the 2002 annual shareholders meeting of the Company’s 2002 Stock Incentive Plan, Mr. Vonk will be issued 900,000 additional options to purchase shares of Company common stock at a price per share equal to the fair market value at the time of trading on the date of such approval.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits: None

(b)    Reports on Form 8-K

On March 25, 2002, a Form 8-K was filed with the Securities and Exchange Commission as a current report announcing the employment of Erik Vonk and his appointment, effective April 8, 2002 as the Company’s Chief Executive Officer and Chairman of the Board of Directors. The following exhibits were included with the March 25, 2002 Form 8-K:

99.1	Press release dated March 25, 2002 announcing hiring of Erik Vonk.

99.2	Employment Agreement dated March 22, 2002 among Staff Leasing, Inc. and Erik Vonk.

99.3	Securities Purchase Agreement, dated March 21, 2002, by and between Staff Leasing, Inc. and Erik Vonk.

99.4	Executive Agreement, dated March 21, 2002, by and between Staff Leasing, Inc. and Erik Vonk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAFF LEASING, INC.

Dated: May 15, 2002	By:	/s/ ERIK VONK
Erik Vonk Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2002	By:	/s/ JOHN E. PANNING
John E. Panning Chief Financial Officer, Chief Operating Officer and a Director (Principal Financial and Accounting Officer)