Form 10-Q
period 2002-06-30
GEVITY HR
filed 2002-08-14
CIK 1035185

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934

For the transition period from                      to

COMMISSION FILE NO. 0-22701

GEVITY HR, INC.
(exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0735612 (I.R.S. Employer Identification No.)

600 301 Blvd West, Suite 202 Bradenton, FL (Address of principal executive offices)	34205 (Zip Code)

(Registrant’s Telephone Number, Including Area Code):    (941) 748-4540

STAFF LEASING, INC.
(Former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of common stock	Outstanding as of August 12, 2002
Par value $0.01 per share	20,762,630

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2001	2002	2001	2002
	(in $000’s, except per share data)

Revenues	$787,041	$831,852	$1,539,340	$1,618,748
Cost of services:
Salaries, wages and payroll taxes	718,184	758,498	1,402,363	1,472,317
Benefits, workers’ compensation, state unemployment taxes and other costs	45,811	50,783	90,274	100,810

Total cost of services	763,995	809,281	1,492,637	1,573,127

Gross profit	23,046	22,571	46,703	45,621

Operating expenses:
Salaries, wages and commissions	14,667	13,058	30,705	26,742
Other general and administrative	7,252	6,353	13,981	12,665
Depreciation and amortization	2,057	1,998	4,119	4,060

Total operating expenses	23,976	21,409	48,805	43,467

Operating (loss) income	(930)	1,162	(2,102)	2,154
Interest income, net	859	489	1,948	956
Other non operating (expense) income	(3)	30	(7)	71

(Loss) income before income taxes	(74)	1,681	(161)	3,181
Income tax (benefit) provision	(183)	572	(364)	1,081

Net income	$109	$1,109	$203	$2,100

Net income per share
—Basic	$.01	$.05	$.01	$.10
—Diluted	$.01	$.05	$.01	$.10

Weighted average common shares outstanding
—Basic	20,613	20,759	20,627	20,685
—Diluted	20,628	21,222	20,636	21,030

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	December 31, 2001	June 30, 2002
	(in $000’s, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,929	$43,923
Certificates of deposit—restricted	10,183	17,181
Marketable securities	2,701	10,000
Marketable securities—restricted	24,079	47,389
Accounts receivable, net	79,076	71,149
Deferred tax asset	5,920	7,129
Other current assets	4,206	5,613

Total current assets	182,094	202,384
Property and equipment, net	23,646	19,965
Goodwill, net of accumulated amortization of $5,979	8,692	8,692
Deferred tax asset	902	512
Other assets	4,569	5,935

Total assets	$219,903	$237,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued insurance premiums, health and workers’ compensation insurance reserves	$30,203	$36,822
Accrued payroll and payroll taxes	70,565	80,786
Accounts payable and other accrued liabilities	5,986	5,543
Income taxes payable	2,091	2,811
Customer deposits and prepayments	4,203	5,387
Dividends payable	1,030	1,038

Total current liabilities	114,078	132,387
Long-term accrued health and workers’ compensation insurance reserves	48,049	46,774
Other long-term liabilities	265	317
Commitments and contingencies (See notes)

Shareholders’ equity:
Common stock, $.01 par value Shares authorized: 100,000,000	206	207
Shares issued and outstanding:
December 31, 2001—20,562,562 June 30, 2002—20,738,947
Additional paid in capital	38,726	39,203
Retained earnings	18,578	18,602
Accumulated other comprehensive income (loss)	1	(2)

Total shareholders’ equity	57,511	58,010

Total liabilities and stockholders’ equity	$219,903	$237,488

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the six months ended June 30,
	2001	2002
	(in $000’s)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$203	$2,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,119	4,060
Deferred tax benefit	(90)	(817)
Provision for bad debts	219	259
Other	(70)	(45)
Changes in operating assets and liabilities:
Certificates of deposit – restricted	(2)	(6,998)
Accounts receivable	8,239	7,668
Other current assets	(448)	(1,407)
Accounts payable and other accrued liabilities	(1,300)	(443)
Accrued payroll and payroll taxes	(5,943)	10,221
Accrued insurance premiums, health and workers’ compensation reserves	(4,656)	6,619
Income taxes payable	(195)	720
Customer deposits and prepayments	202	1,184
Other long-term assets	1,232	(1,430)
Health and workers’ compensation reserves—long term	(176)	(1,275)
Other long-term liabilities	(33)	52

Net cash provided by operating activities	1,301	20,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(96,299)	(97,607)
Maturities of marketable securities	95,150	67,043
Capital expenditures	(3,768)	(320)

Net cash used in investing activities	(4,917)	(30,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividend to shareholders	(1,031)	(2,068)
Proceeds from issuance of common shares, net	—	478
Repurchase and retirement of common stock	(136)	—

Net cash used in financing activities	(1,167)	(1,590)

Change in cash and cash equivalents	(4,783)	(12,006)
Cash and cash equivalents—beginning of period	51,269	55,929

Cash and cash equivalents—end of period	$46,486	$43,923

Supplemental disclosure of cash flow information:
Income taxes paid	$302	$1,179

Interest paid	$—	$—

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in $000’s, except share and per share data)

1.    GENERAL

The accompanying unaudited condensed consolidated financial statements of Gevity HR, Inc., and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “Form 10-K”). The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

The Company is a professional employer organization, or PEO. PEOs were initially developed to allow small to medium-sized businesses to procure workers’ compensation insurance coverage in a cost-effective manner. As the employment related legal and regulatory environment has become more complex, PEOs have evolved toward providing comprehensive human resource outsourcing solutions to businesses. This allows client companies to focus on and devote more time to core business issues while the PEO focuses on the client’s employment-related issues.

Twenty-two states, including five states where the Company has offices (Florida, Texas, Colorado, Tennessee and Minnesota), have passed laws that have licensing, registration or other compliance requirements for PEOs and several other states are considering such regulation. Such laws vary from state to state, but generally codify the requirements that the PEO must reserve the right to hire, terminate and discipline worksite employees and secure workers’ compensation insurance. In certain cases, the Company delegates those rights to the client. The laws also generally provide for monitoring the fiscal responsibility of PEOs and, in some cases, the licensure of the controlling officers of the PEO.

In order to utilize the Company’s services, the client transfers certain employment-related risks and liabilities to the Company and retains others. In this context, the client and Company are each viewed as and become a “co-employer” of the client’s worksite employees.

As a co-employer, the Company provides its clients with human resources consulting, payroll administration, benefits administration, risk management and unemployment services. These services are primarily offered to the Company’s clients on a “bundled” or all-inclusive basis. Health benefit plans and retirement programs for the client’s worksite employees may be elected at the option of the client in consideration of paying a separate service fee.

Employment-related liabilities are contractually allocated between the Company and the client pursuant to a written Client Services Agreement (“CSA”). Under the CSA, the Company assumes responsibility for and manages the risks associated with each client’s worksite employee payroll obligations, including the liability for payment of salaries and wages (including payroll taxes) to each worksite employee and, at the client’s option, responsibility for providing group health and retirement benefits to such individuals. These obligations of the Company are fixed, whether or not the client makes timely payment of the associated service fee. In this regard, it is important to understand that, unlike typical payroll processing services, the Company issues to each of the client’s worksite employees Company payroll checks drawn on Company bank accounts. The Company also reports and remits all required employment information and taxes to the Internal Revenue Service under the Company’s Federal Employer Identification Number (“FEIN”) and issues a Form W-2 to each worksite employee under the Company’s FEIN. In addition, the Company assumes the responsibility for compliance with those employment-related governmental regulations that can be effectively managed away from the client’s worksite and provides to each worksite employee workers’ compensation insurance coverage under the Company’s policy. The client, on the other hand, contractually retains the general day-to-day responsibility to direct, control and manage each of the client’s worksite employees. The worksite employee’ services are for the benefit of the client’s business. The client also remains responsible for compliance with those employment-related governmental regulations that are more closely related to the day-to-day management of worksite employees.

The Company charges its clients a comprehensive service fee to cover the cost of certain employment-related taxes, workers’ compensation insurance coverage, administrative and field services provided by the Company to the client, including payroll administration, record keeping, safety, human resources and regulatory compliance consultation as well as a profit. The service fee charged by the Company is invoiced along with each periodic payroll delivered to the client. The client’s portion of health and retirement plan costs is charged separately and is not included in the service fee. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience.

The Company contracts for workers’ compensation insurance with a licensed insurance carrier (CNA) for workers’ compensation insurance coverage. CNA issues a policy which covers the Company and each of its worksite employees. The Company pays the premiums for this coverage and passes along to its clients some or all of the costs attributable to their respective coverage. The Company does not act as an insurance company and is not licensed in any state as an insurance company. The Company does assume certain workers’ compensation risk as a result of providing its services. For a detailed analysis of the CNA program, see Note 7.

The Company has an incentive to minimize its workers’ compensation and unemployment tax costs because the Company bears the risk that its actual costs will exceed those billed to its clients, and conversely, the Company profits in the event that it effectively manages such costs.

The Company’s operations are currently conducted through a number of wholly-owned subsidiary limited partnerships (the “OLPs”) and wholly-owned limited liability corporations (“LLCs”). The consolidated operations of the Company exclude intercompany accounts and transactions which have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.

New Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted this accounting standard as of July 1, 2001. The Company did not initiate any business combinations after June 30, 2001; therefore, there is no effect on the Company’s financial position or operations related to SFAS 141. SFAS No. 142, changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company adopted this standard effective January 1, 2002 and ceased amortization of goodwill in the first quarter of 2002. Application of the non-amortization provisions of the statement is expected to result in a decrease in annual amortization of $733 in 2002. In accordance with SFAS No. 142, the Company has determined it has one reporting unit. The Company has conducted a review of goodwill and other intangible assets as of January 1, 2002 and concluded that there is no goodwill impairment. Subsequent goodwill impairment losses, if any, will be reflected in operating income in the income statement. Pro forma net income and earnings per share for the three and six months ended June 30, 2001 adjusted to eliminate historical amortization of goodwill and related tax effect follows:

	Three months ended June 30, 2001	Six months ended June 30, 2001
Previously reported net income	$109	$203
Goodwill amortization, net of tax	113	226

Pro forma net earnings	$222	$429

Previously reported EPS
basic	$.01	$.01
diluted	$.01	$.01
Pro forma net income EPS
basic	$.01	$.02
diluted	$.01	$.02

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

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in $000’s, except share and per share data)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”, for the disposal of segments of a business. SFAS No. 144 requires that the long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continued operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has evaluated the provisions of this statement and determined that it does not have any material impact on the Company’s consolidated financial statements.

2.    SUBSEQUENT EVENT

On July 31, 2002, the Company paid dividends totaling $1.0 million ($.05 per share) to stockholders of record as of July 15, 2002.

3.    SEGMENT REPORTING

The Company operates in one reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, due to its centralized structure and the one bundled service offering that it provides to its clients.

4.    CERTIFICATES OF DEPOSIT AND MARKETABLE SECURITIES—RESTRICTED

As of June 30, 2002, the Company had certificates of deposit and marketable securities, with original maturities of less than one year, that serve as collateral for certain standby letters of credit issued in connection with the Company’s workers’ compensation and health benefit programs. Due to the short maturity of these instruments, the carrying amount approximates fair value. These interest-bearing certificates of deposit and marketable securities have been classified as restricted in the accompanying balance sheets. The interest earned on these certificates is recognized as interest income on the Company’s consolidated statements of income.

5.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2001	June 30, 2002
Billed to clients	$10,678	$1,787
Unbilled revenues	69,145	70,123

	79,823	71,910
Less: Allowance for doubtful accounts	(747)	(761)

	$79,076	$71,149

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
(in $000’s, except share and per share data)

6.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2001	June 30, 2002
Leasehold improvements	$2,388	$2,388
Furniture and fixtures	3,473	3,414
Vehicles	25	25
Equipment	2,044	2,020
Computer hardware and software	47,376	47,635

Total property and equipment	55,306	55,482
Less accumulated depreciation	(31,660)	(35,517)

	$23,646	$19,965

Depreciation expense was $3,753 and $3,995 for the six months ended June 30, 2001 and 2002, respectively.

7.    WORKERS’ COMPENSATION COSTS

The Company has had a loss sensitive insurance program with CNA since January 1, 2000. An annual insurance policy has been written by CNA for the Company for each calendar year since the inception of the program as of January 1, 2000.

The CNA insurance program provides for a sharing of risk between the Company and CNA whereby CNA assumes risk in at least four areas within the program: (i) individual claim stop loss insurance risk; (ii) aggregate claim stop loss insurance risk; (iii) claim payment timing risk; and (iv) premium payment credit risk.

The Company assumes risk related to claims not subject to the individual claim stop loss insurance amount, claims not subject to the aggregate claim stop loss insurance amount or claims not subject to the claim payment timing risk.

With respect to the individual claim stop loss insurance risk, the Company is responsible for paying, through CNA, claim amounts related to the first $1 million per accident. Claim amounts in excess of $1 million per accident are insured through the CNA program.

With respect to the aggregate claim stop loss insurance risk, the Company is responsible for remitting premium payments to CNA sufficient to fund 130% of the insurance company’s estimate of expected losses for the policy year. The amount of the expected losses is established at the beginning of the policy year based on an expected volume of payroll. If the payroll volume varies during the year, then the amount of the aggregate claim stop loss insurance risk changes proportionately. Total claims amounts during the policy year that exceed 130% of the expected loss amount are insured through the CNA program.

With respect to the claim payment timing risk, the Company pays premiums to CNA and guarantees a specific investment return on those premium payments. If the premium payments plus the guaranteed investment returns are not adequate to fund a specific amount of claims due to the payment pattern of those claims being faster than expected, then CNA is required to fund the additional amounts required.

        For the 2000 and 2001 programs, the Company guaranteed that the premium paid to CNA would earn an annual rate of return equal to seven percent. For the 2002 program, the Company has guaranteed CNA that the premium will earn a rate of return equal to four and one-quarter percent. The Company is required to pay additional premium to CNA after the close of the calendar year based on the difference between the actual return earned by the premium paid and the guaranteed annual rate of return. The additional premium paid to CNA is used to pay claims incurred during the policy year.

        Finally, with respect to the premium payment credit risk, since this program is a fully insured policy written by CNA, if the Company were to fail to make premium payments to CNA as scheduled, then CNA is responsible for the payment of all losses under the terms of the policy. CNA does require the Company to provide collateral based on the estimate of expected losses for the policy year. The payment of first year claims by the Company and premium payments to fund claims to be paid in later in years by CNA reduce the amount of the total collateral to be provided by the Company. The required collateral can be provided in the form of deposits paid to CNA, cash and short-term investments placed into a trust account, letters of credit and surety bond collateral provided by independent surety bondholders. CNA does not receive collateral equal to the limits of the aggregate claim stop loss insurance amount, which is 130% of the estimate of the expected losses for the policy year. Such collateral amount is established at the beginning of the policy year and actual payroll volumes may vary, resulting in a difference in the amount of expected losses and in the amount of collateral provided based on estimates of expected losses made at the inception of the policy year. Such variances, in addition to not receiving collateral equal to the aggregate claim stop loss amount, result in credit risk to CNA.

The Company accrues for workers’ compensation costs under the CNA program based upon payroll dollars paid to worksite employees, the specific risks associated with the type of work performed by the worksite employees, the administrative costs of the program, the expected rate of return earned by premium dollars paid to CNA as part of the program and the discount rate used to determine the present value of future payments to be made under the program. Total liabilities for workers’ compensation costs at December 31, 2001 and June 30, 2002, respectively, was $61,918 and $66,893 of which $47,049 and $45,774, respectively, was classified as long-term. Included in the total liabilities for workers’ compensation costs is the liability related to the expected payment for the investment guarantee provided by the Company to CNA.

The Company has issued $3,750 and $3,750 in standby letters of credit at December 31, 2001 and June 30, 2002, respectively, in conjunction with the Company’s CNA workers’ compensation programs. In addition, the Company has pledged $24,079 and $47,389 in restricted marketable securities at December 31, 2001 and June 30, 2002, respectively, as collateral for the Company’s CNA workers’ compensation programs. Finally, surety bonds of $40,200 and $8,200 at December 31, 2001 and June 30, 2002, respectively, were outstanding related to the CNA workers’ compensation programs.

8.    COMMITMENTS AND CONTINGENCIES

On April 30, 1999, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys’ and experts’ fees. Defendants and counsel for the putative plaintiff class reached a preliminary agreement on the general terms of a settlement, following mediation. Discussions continue in an effort to finalize a definitive settlement. Once finalized, any agreed upon settlement is subject to court approval following notice to the putative class. Management does not expect any settlement to have a material effect on the Company’s financial position.

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

The Company’s employer and health care operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the U.S. However, the regulatory environment for PEOs is an evolving area due to uncertainties resulting from the non-traditional employment relationship between the PEO, the client and the worksite employees. Many Federal and state laws relating to tax and employment matters were enacted before the development of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs are not “employers” of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the “Code”), the tax qualified status of the Company’s 401(k) retirement plan as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company may no longer be able to assume the client’s Federal employment tax withholding obligations and certain employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended. On May 13, 2002, the IRS released guidance applicable solely to the tax-qualified status of defined contribution retirement plans maintained by PEOs. In that guidance, the IRS declared that it would not assert a violation of the exclusive benefit rule under Section 401(a) of the Internal Revenue Code if a PEO that maintains a single employer defined contribution retirement plan for worksite employees takes certain remedial action

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
(in $000’s, except share and per share data)

by the last day of the first plan year beginning on or after January 1, 2003. The Company maintains a frozen single employer defined contribution retirement plan benefiting certain worksite employees and intends to take remedial action to qualify for the relief provided under the IRS guidance within the applicable deadline. The Company also maintains an active defined contribution retirement plan with participants that include worksite employees. The active plan is designed as a multiple employer plan and, as such, its status is unaffected by the recent IRS guidance. Any other adverse developments in the above noted areas could have a material effect on the Company’s financial condition and future results of operations.

9.    EQUITY

In January 2002, 33,823 shares of common stock were issued to employees participating in the Company’s employee stock purchase plan that was adopted on July 1, 2001. In June, 2002, the Company purchased 23,000 shares of it’s common stock to be used for the Company’s employee stock purchase plan.

On March 21, 2002, the Company sold 165,562 shares of common stock at $3.02 per share, which was the fair market value of the stock at the close of trading on that day, to the Company’s newly hired Chief Executive Officer.

10.    INCOME TAXES

The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for federal and state income taxes. For the six months ended June 30, 2002, the Company’s effective rate was 34.0%.

11.    EARNINGS PER SHARE (EPS)

Included as common stock equivalents in diluted weighted average shares outstanding were options granted under the Company’s stock option plans, which totaled 15,745 and 9,550 for the three and six months ended June 30, 2001, respectively, and 463,574 and 344,581 for the three and six months ended June 30, 2002, respectively.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The reconciliation of net income attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2002 is as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in $000’s)	(in 000’s)
For the Three Months Ended June 30, 2001:
Basic EPS:
Net income	$109	20,613	$0.01
Effect of dilutive securities:
Options		15

Diluted EPS:
Net income	$109	20,628	$0.01

For the Six Months Ended June 30, 2001:
Basic EPS:
Net income	$203	20,627	$0.01
Effect of dilutive securities:
Options		9

Diluted EPS:
Net income	$203	20,636	$0.01

For the Three Months Ended June 30, 2002:
Basic EPS:
Net income	$1,109	20,759	$0.05
Effect of dilutive securities:
Options		463

Diluted EPS:
Net income	$1,109	21,222	$0.05

For the Six Months Ended June 30, 2002:
Basic EPS:
Net income	$2,100	20,685	$0.10
Effect of dilutive securities:
Options		345

Diluted EPS:
Net income	$2,100	21,030	$0.10

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The accounting policies described below are those that the Company considers critical in preparing its financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting principles used by the Company in preparing its financial statements is included in Note 1 of Notes to the Condensed Consolidated Financial Statements and in Item 1 of the Company’s Form 10-K for the year ended December 31, 2001.

Revenue Recognition

The Company’s revenues consist of comprehensive service fees paid by its clients under its Clients’ Services Agreement, which are based upon each worksite employee’s gross pay, a markup computed as a percentage of gross pay and the client’s portion of health and retirement benefits provided to the worksite employees based on coverage elected by the client and the worksite employee. The Company includes the component of its comprehensive service fees related to the gross pay of its worksite employees as revenue.

The Company accounts for PEO service fees using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its service revenue in the period in which the worksite employee works. PEO service fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related direct payroll costs for such wages are accrued as a liability during the period in which the worksite employee earns wages. Subsequent to the end of each period, such wages are paid and the related PEO service fees are billed.

The Company records the full amount of its comprehensive service fees, including the portion that represents the gross pay of its worksite employees, as revenue in accordance with the EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company is deemed to be a principal in its human resource consulting services because it is at risk for the payment of direct costs, whether or not the Company’s clients pay the Company on a timely basis or at all, and because the Company assumes a significant amount of other risks and liabilities as a co-employer of its worksite employees. If the Company were deemed to be an agent under its Clients’ Services Agreement, rather than a principal, the Company could be required to record its revenues net of the gross payroll cost component of its comprehensive service fees. In such an event, there would be no effect on the Company’ net income.

Medical Benefit Plan Liabilities

The Company provides medical benefit plans to its worksite employees through several medical benefit plan providers.

In certain instances, the Company decides to make a contribution to the medical benefit plan providers toward the cost of the worksite employees medical benefit plan costs. Such contribution together with higher than anticipated medical cost trend will result in a health benefit plan subsidy by the Company.

With respect to these medical benefit plans, the Company establishes medical benefit plan liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported. These reserves and the related health benefit plan subsidy are developed using actuarial methods and assumptions selected in accordance with generally accepted actuarial principles and practices which consider a number of factors, including historical claim payment patterns. The factor that has the greatest impact on the Company’s financial results is the medical cost trend, which is the rate of increase in health care costs.

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

With respect to the individual claim stop loss insurance risk, the Company is responsible for paying, through CNA, claim amounts related to the first $1 million per accident. Claim amounts in excess of $1 million per accident are insured through the CNA program.

With respect to the aggregate claim loss insurance risk, the Company is responsible for remitting premium payments to CNA sufficient to fund 130% of the insurance company’s estimate of expected losses for the policy year. During the initial year of the CNA program, the Company makes premium payments to CNA at an agreed amount that is less than necessary to fund 130% of the estimated expected losses for the policy year. The amount of the expected losses is established at the beginning of the policy year based on an expected volume of payroll. If the payroll volume varies during the year, then the amount of the aggregate claim stop loss insurance risk changes proportionately. Total claims amounts during the policy year that exceed 130% of the estimated expected loss amount are insured through the CNA program.

Workers’ compensation claims can remain open for periods exceeding twenty years before being settled. As a result of the long life of these claims, the final cost of the CNA program to the Company is subject to an extensive degree of judgement and estimation.

At least annually, the Company obtains an independent actuarially determined calculation of the range of estimated costs of claims incurred based on the Company’s historical loss development trends. The range of estimated costs of the claims may be subsequently revised by the independent actuary based on developments relating to the actual claims incurred. An extensive degree of judgment is used in this estimation process.

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

In order to give recognition to those workers’ compensation costs that are not expected to be paid in the following year, the Company classifies a portion of the obligation as a long-term liability.

Deferred Income Taxes

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

RESULTS OF OPERATIONS

The following table presents the Company’s results of operations for the three and six months ended June 30, 2001 and 2002, expressed as a percentage of revenues:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2001	2002	2001	2002
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of services:
Salaries, wages and payroll taxes	91.3	91.2	91.1	91.0
Benefits, workers’ compensation, state unemployment taxes and other costs	5.8	6.1	5.9	6.2

Total cost of services	97.1	97.3	97.0	97.2

Gross profit	2.9	2.7	3.0	2.8

Operating expenses:
Salaries, wages and commissions	1.9	1.6	2.0	1.6
Other general and administrative	.9	.8	.9	.8
Depreciation and amortization	.2	.2	.2	.3

Total operating expenses	3.0	2.6	3.1	2.7

Operating (loss) income	(.1)	..1	(.1)	.1
Interest income, net	.1	.11	.1
Other non-operating (expense) income	.0	.0	.0	.0

(Loss) income before income taxes	.0	.2	.0	.2
Income tax (benefit) provision	.0	.1	.0	.1

Net income	.0	.1	.0	.1

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues were $831.9 million for the three months ended June 30, 2002, compared to $787.0 million for the three months ended June 30, 2001, representing an increase of $44.9 million, or 5.7%. Revenue growth was primarily due to the Company’s client selection strategy of enrolling clients with higher wage employees. From June 30, 2001 to June 30, 2002 the average annual wage of paid employees increased 16.7% from $25,150 to $29,357. Revenue growth was slowed in the second quarter of 2002 as a result of the Company’s decision to target new clients with a lower risk profile and to terminate clients in certain high-risk industries such as roofing and trucking during the first quarter of 2002.

The Company considers industries to be high-risk if there is a likelihood of a high frequency of on-the-job accidents involving worksite employees or likelihood that such accidents will be severe.

By no longer selling its services to new high-risk clients, the Company believes that it will reduce the earnings volatility associated with the cost of its workers’ compensation insurance programs.

Volatility in the dollar amount of workers’ compensation costs arises when the number of accidents and the severity of such accidents cannot be easily projected, thus resulting in a wide range of possible expected dollar losses for an insurance policy year. Such volatility in the projection of expected dollar losses caused by the number of claims and the severity of such claims is more likely to be associated with industries that have a high-risk level associated with them (e.g., construction, roofing, trucking, etc.)

The Company will continue to service existing clients in these industries and intends to retain such clients for as long as the clients remain profitable to the Company. However, the percentage of total Company revenue earned from clients in these high-risk industries will decrease over time as the revenue earned from new clients added from other industries increases.

Since the Company has historically sold a significant amount of its services to clients in high-risk industries, there is a degree of uncertainty as to whether it can be successful in selling services to clients in industries not previously focused upon. The Company has been selling to the new target market since the first quarter of 2001 and the sales volume from new clients has been at a level that leads the Company to believe its transition will be successful. However, if the Company is not successful in the transition to focus on lower-risk industries, then the Company’s future revenue growth may be negatively impacted and the Company may be required to invest additional resources in sales training and sales recruitment costs.

Charges to clients for workers’ compensation coverage as a percentage of worksite salaries and wages for the second quarter of 2002 were 3.42%, compared to 4.53% for the second quarter of 2001 representing a decrease of 24.5%.

From June 30, 2001 to June 30, 2002, the number of clients decreased 10.0% from 8,279 to 7,454 and the number of average paid worksite employees decreased 9.4%, from 106,118 to 96,147. The Company counts the number of clients based on each unique account number that the Company issues to identify each client payroll cycle.

The Company’s revenues are derived from its comprehensive services fees, which are based upon each worksite employee’s gross pay and a markup which is computed as a percentage of the gross pay, and the client company’s portion of medical and retirement benefits provided to the worksite employees based on coverage elected by the client and the worksite employee. The Company includes the component of its comprehensive service fee related to the gross pay of its worksite employees as revenue based on its analysis of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In accordance with the EITF consensus, the Company is deemed to be a principal in its human resource related services because it assumes a significant amount of risks as a co-employer of its worksite employees. Among the more significant of these risks is the Company’s assumption of risk for the payment of direct costs, including the gross pay of its worksite employees and the related payroll taxes, regardless of whether the Company’s clients pay the comprehensive service fees on a timely basis or at all. Included in the Company’s revenues for the three months ended June 30, 2002 were salaries, wages and payroll taxes of worksite employees of $758.5 million as compared to $718.2 million for the first six months ended June 30, 2001, representing an increase of $40.3 million, or 5.6%.

Cost of services was $809.3 million for the three months ended June 30, 2002, compared to $764.0 million for the three months ended June 30, 2001, representing an increase of $45.3 million, or 5.9%. This increase was primarily due to an increase in the average wage of worksite employees.

Benefits, workers’ compensation, state unemployment taxes and other costs were $50.8 million for the three months ended June 30, 2002, compared to $45.8 million for the three months ended June 30, 2001, representing an increase of $5.0 million, or 10.9%.

The medical benefit plan subsidy was $1.1 million for the three months ended June 30, 2002, compared to $0.5 million for the three months ended June 30, 2001. This increase in the amount of the medical benefit plan subsidy was primarily attributable to an increase in medical care costs.

Workers’ compensation costs were $22.8 million for the three months ended June 30, 2002, compared to $25.3 million for the three months ended June 30 2001, representing a decrease of $2.5 million or 9.9%. Workers’ compensation costs decreased for the first three months ended June 30, 2002 due to the Company’s decision to sell to a target market with a lower workers’ compensation risk profile and that generally pays higher wages. The Company evaluates its current and historical workers’ compensation cost accruals based on an independent actuarially developed estimate of the ultimate workers’ compensation cost to the Company for each open policy year and adjusts such accruals as necessary. These adjustments could be either increases or decreases to workers’ compensation costs, depending upon the actual loss experience of the Company. The final costs of workers’ compensation coverage for each policy year will be determined by the actual claims experience over time as claims close, by the final administrative costs of the program and by the final return on investment earned with respect to premium dollars paid to CNA.

State unemployment taxes were $1.3 million for the three months ended June 30, 2002, compared to $2.4 million for the three months ended June 30, 2001, representing a decrease of $1.1 million or 45.8%. This decrease was primarily the result of an increase in the average wage of worksite employees that was not subject to state unemployment taxes.

Gross profit was $22.6 million for the three months ended June 30, 2002, compared to $23.0 million for the three months ended June 30, 2001, representing a decrease of $0.4 million, or 1.7%. Gross profit margin decreased as a percentage of revenues for the three months ended June 30, 2002 primarily due to a higher medical benefit plan subsidy and lower workers’ compensation margin from clients in low risk industries. The lower workers’ compensation margin was primarily the result of a lower than expected investment return earned on premium payments made to CNA and a change in the discount rate used to calculate the unfunded portion of workers’ compensation premium payments to be made to CNA. The lower investment return and the change in the discount rate were a result of a decline in interest rates during 2001. As of June 30, 2002 the Company used a discount rate of 4.0% in determining the present value of the future payments to be made under the program as compared to a discount rate of 5.5% used as of June 30, 2001. See “Workers’ Compensation Plans” in Item 1 of the Form 10-K.

Operating expenses were $21.4 million for the three months ended June 30, 2002, compared to $24.0 million for the three months ended June 30, 2001, representing a decrease of $2.6 million, or 10.7%. The decrease in operating expenses was due to various cost savings initiatives implemented, including a reduction in the number of internal employees.

Salaries, wages and commissions were $13.1 million for the three months ended June 30, 2002, compared to $14.7 million for the three months ended June 30, 2001, representing a decrease of $1.6 million, or 11.0%. This decrease was due primarily to a reduction in the number of internal employees during the fourth quarter of 2001 and during the first quarter of 2002.

Other general and administrative expenses were $6.4 million for the three months ended June 30, 2002, compared to $7.3 million for the three months ended June 30, 2001, representing an decrease of $0.9 million, or 12.3%. The decrease in general and administrative expenses was due to cost savings initiatives implemented in areas related to services and outside fees.

Depreciation and amortization expenses were equal to $2.0 million for the three months ended June 30, 2002, compared to $2.1 million for the three months ended June 30, 2001. As of January 1, 2002 the Company adopted Financial Accounting Standard (“SFAS”) No. 142 that changes the accounting for goodwill from an amortization method to an impairment-only approach. Application of the non-amortization provisions of SFAS 142 resulted in a decrease in amortization during the three months ended June 30, 2002 of $0.2 million. The Company conducted an independent review of goodwill and other intangible assets as of January 1, 2002 and concluded that there was no goodwill impairment.

Interest income was $0.5 million for the three months ended June 30, 2002 and $0.9 million for the three months ended June 30, 2001, representing a decrease of $0.4 million due to a decline in interest rates.

Income tax expense for the three months ended June 30, 2002 was $0.6 million. The Company’s effective tax rate for financial reporting purposes was 34.0%. Income tax benefit of $.2 million for the three months ended June 30, 2001 was the result of a net loss from operations and tax credits.

Net income was $1.1 million for the three months ended June 30, 2002, compared to net income of $0.1 million for the three months ended June 30, 2001, representing an increase in net income of $1.0 million.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues were $1,618.8 million for the six months ended June 30, 2002, compared to $1,539.3 million for the six months ended June 30, 2001, representing an increase of $79.5 million, or 5.2%. Revenue growth was primarily due to the Company’s new client selection strategy of enrolling clients with higher wage employees. From June 30, 2001 to June 30, 2002 the average annual wage of paid employees increased 16.4% from $24,415 to $28,428. Revenue growth was slowed in the first half of 2002 as a result of the Company’s decision to target new clients with a lower risk profile and terminate clients in certain high-risk industries such as roofing and trucking during the first quarter of 2002. Charges to clients for workers’ compensation coverage as a percentage of worksite salaries and wages for the first half of 2002 were 3.50% as compared to 4.65% for the first half of 2001 representing a decrease of 24.7%. From June 30, 2001 to June 30, 2002, the number of clients decreased 10.0% from 8,279 to 7,454 and the number of average paid worksite employees decreased 9.7%, from 106,470 to 96,107.

Included in the Company’s revenues for the first six months of 2002 were salaries, wages and payroll taxes of worksite employees of $1,472.3 million as compared to $1,402.4 million for the first six months ended June 30, 2001, representing an increase of $69.9 million, or 5.0%.

Cost of services was $1,573.1 million for the six months ended June 30, 2002, compared to $1,492.6 million for the six months ended June 30, 2001, representing an increase of $80.5 million, or 5.4%. This increase was primarily due to an increase in the average wage of worksite employees.

Benefits, workers’ compensation, state unemployment taxes and other costs were $100.8 million for the six months ended June 30, 2002, compared to $90.3 million for the six months ended June 30, 2001, representing an increase of $10.5 million, or 11.7%.

The medical benefit plan subsidy was $2.1 million for the six months ended June 30, 2002, compared to $1.0 million for the six months ended June 30, 2001. This increase in the amount of the medical benefit plan subsidy was primarily attributable to an increase in medical care costs.

Workers’ compensation costs were $45.6 million for the six months ended June 30, 2002, compared to $50.9 million for the six months ended June 30 2001, representing a decrease of $5.3 million or 10.4%. Workers’ compensation costs decreased for the first six months ended June 30, 2002 due to the Company’s decision to sell to a target market with a lower workers’ compensation risk profile and that generally pays higher wages.

State unemployment taxes were $4.0 million for the six months ended June 30, 2002, compared to $4.6 million for the six months ended June 30, 2001, representing a decrease of $0.6 million or 13.0%. This decrease was primarily the result of an increase in the average wage of worksite employees that was not subject to state unemployment taxes.

Gross profit was $45.6 million for the six months ended June 30, 2002, compared to $46.7 million for the six months ended June 30, 2001, representing a decrease of $1.1 million, or 2.3%. Gross profit margin decreased as a percentage of revenues for the six months ended June 30, 2002 primarily due to a higher medical benefit plan subsidy and lower workers’ compensation margin from clients in low risk industries. The lower workers’ compensation margin was primarily the result of a lower than expected investment return earned on premium payments made to CNA and a change in the discount rate used to calculate the unfunded portion of workers’ compensation premium payments to be made to CNA. The lower investment return and the change in the discount rate were a result of a decline in interest rates during 2001. As of June 30, 2002 the Company used a discount rate of 4.0% in determining the present value of the future payments to be made under the program as compared to a discount rate of 5.5% used as of June 30, 2001. See “Workers’ Compensation Plans” in Item 1 of the Form 10-K.

Operating expenses were $43.5 million for the six months ended June 30, 2002, compared to $48.8 million for the six months ended June 30, 2001, representing a decrease of $5.3 million, or 10.9%. The decrease in operating expenses was due to various cost saving initiatives implemented, including a reduction in the number of internal employees.

Salaries, wages and commissions were $26.7 million for the six months ended June 30, 2002, compared to $30.7 million for the six months ended June 30, 2001, representing a decrease of $4.0 million, or 13.0%. This decrease was due primarily to a reduction in the number of internal employees during the fourth quarter of 2001 and during the first quarter of 2002.

Other general and administrative expenses were $12.7 million for the six months ended June 30, 2002, compared to $14.0 million for the six months ended June 30, 2001, representing a decrease of $1.3 million, or 9.3%.

Depreciation and amortization expenses were equal to $4.1 million for the six months ended June 30, 2002 and June 30, 2001. Application of the non-amortization provisions of SFAS 142 resulted in a decrease in amortization during the six months ended June 30, 2002 of $0.4 million.

Interest income was $1.0 million for the six months ended June 30, 2002, compared to $2.0 million of interest income for the first half of 2001, representing a decrease of $1.0 million due to a decline in interest rates.

Income tax expense was $1.1 million for the six months ended June 30, 2002. The Company’s effective tax rate for financial reporting purposes was 34.0%. Income tax benefit of 0.4 million for the six months ended June 30, 2001 was the result of a net loss from operations, tax-exempt interest income and income tax credits.

Net income was $2.1 million for the six months ended June 30, 2002, compared to net income of $0.2 million for the six months ended June 30, 2001, representing an increase in net income of $1.9 million.

Liquidity and Capital Resources

The Company has approximately $118.5 million in cash, cash equivalents, restricted certificates of deposit and marketable securities at June 30, 2002. The Company is required to collateralize its obligations under its workers’ compensation and medical benefit plan coverages. The Company uses its cash and cash equivalents as well as surety bonds to collateralize these obligations as more fully described below.

At June 30, 2002, the Company had pledged $64.6 million of restricted certificates of deposit and restricted marketable securities, with original maturities of less than one year, as collateral for certain standby letters of credit or in collateral trust arrangements issued in connection with the Company’s workers’ compensation and medical benefit plans. In addition, at June 30, 2002, the Company had provided as collateral $8.2 million in surety bonds related to its 2000 and 2001 workers’ compensation policies with CNA.

The Company anticipates that $12.2 million of cash and cash equivalents will be used as collateral for the workers’ compensation program with CNA during the final six months of 2002. In addition, it is anticipated that the remaining $8.2 million of surety bonds being used as collateral for the 2000 and 2001 workers’ compensation policies will be reduced to zero with a corresponding increase in restricted certificates of deposit and restricted marketable securities.

The Company’s collateralization obligations under its medical benefit plans are funded through 2002.

The Company had no long-term debt outstanding as of June 30, 2002.

The Company’s revenues are derived from its comprehensive service fees, which are based upon each worksite employees gross pay, a markup computed as a percentage of the gross pay and the client’s portion of medical and retirement benefits provided to the worksite employees based on coverage elected by the client and the worksite employee. Included in the Company’s $1,618.8 million of revenue during the first six months of 2002 were salaries, wages and payroll taxes of worksite employees of $1,472.3 million.

The revenue of the Company derived from salary, wages and payroll taxes is managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the worksite employees and to the appropriate tax jurisdictions. Because, as a co-employer, the Company is obligated to make the payroll and tax and other regulatory payments, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the funds from a client.

The markup to the client is intended to cover the Company’s costs of (i) providing workers’ compensation insurance for the worksite employees; (ii) providing medical and retirement benefit plan coverage to the worksite employees; (iii) state unemployment insurance to the Company; (iv) providing human resource consulting services and payroll and benefits administration services; and (v) to yield a profit to the Company.

The Company’s cash flow from operating activities during the first six months of 2002 was $20.5 million primarily due to a decrease in accounts receivable of $7.6 million, an increase in accrued payroll and payroll taxes of $10.2 million and an increase in accrued insurance premiums, workers’ compensation and health reserves of $6.6 million. The timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a period ends and the existence of holidays on or immediately following a period end.

The Company did not pay any cash dividends prior to March 14, 2001. The Board of Directors declared a cash dividend of $0.05 per share of Common Stock, payable July 31, 2002 to holders of record on July 15, 2002. While this dividend declaration is part of an intended regular quarterly dividend program, any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

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

Cautionary Note Regarding Forward-looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), the Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “anticipates”, “will result,” “are expected to,” “will continue,” “estimated,” and “projection”) are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: (i) the decision to no longer sell the Company’s services to clients in the construction industry as well as certain other high risk industries and to sell its services only to clients in lower risk industries; (ii) increased volatility of costs of workers’ compensation coverage and unemployment taxes; (iii) increased volatility of profit generated from the workers’ compensation component of the Company’s service offering under the Company’s loss sensitive workers’ compensation programs; (iv) the uncertainties relating to the surety bond market and collateralization requirements related to the Company’s medical benefit plan plans and workers’ compensation programs; (v) uncertainties as to the availability or renewal of workers’ compensation insurance coverage and medical benefit plan coverage; (vi) the decision to provide unbundled payroll and human resource management services and systems to clients; (vii) the potential for additional subsidies for medical benefit plans; (viii) possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation; (ix) litigation and other claims against the Company and its clients including the impact of such claims on the cost of insurance coverage; (x) impact of competition from existing and new professional employer organizations; (xi) risks associated with expansion into additional states where the Company does not have a presence or significant market penetration; (xii) risks associated with the Company’s dependence on key vendors and the ability to obtain benefit contracts for the Company’s worksite employees; (xiii) an unfavorable determination by the IRS or Department of Labor regarding the status of the Company as an “employer”; (xiv) the possibility of client attrition due to the decision not to sell services to clients in selected industries and to reprice its services for certain clients; (xv) risks associated with geographic market concentration; (xvi) the financial condition of clients; (xvii) the failure to properly manage growth and successfully integrate acquired companies and operations; (xviii) risks associated with new service offerings to clients; and (xix) other factors which are described in further detail in this and other filings by the Company with the Securities and Exchange Commission.

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

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

Lawrence E. Egle v. Staff Leasing, Inc., et al.    On April 30, 1999, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company, in order to entrench themselves in the management of the Company, breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys’ and experts’ fees. Defendants and counsel for the putative plaintiff class have reached a preliminary agreement on the general terms of a settlement, following mediation. Discussions continue in an effort to finalize a definitive settlement. Once finalized, any agreed upon settlement is subject to court approval, following notice to the putative class. Management does not expect any settlement to have a material effect on the Company’s financial position or results of operations.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 30, 2002. Holders of 16,909,564 shares of common stock were present in person or by proxy which constituted a quorum. The four proposals voted on at the annual meeting were approved. The votes of the stockholders were as follows:

1.  Election of two Class II directors to serve until the annual meeting of shareholders in 2005 or until their successors are duly elected and qualified:

	For	Withheld
Elliot B. Ross	15,864,059	1,045,505
Jonathan H. Kagan	15,866,698	1,042,866

2.  Approval of the Articles of Amendment and Restatement of the Articles of Incorporation of Staff Leasing, Inc. in order to change the name of the Company to “Gevity HR, Inc.”:

For	Withheld	Abstained
16,788,245	99,506	21,813

3.  Approval of the Gevity HR, Inc. 2002 Stock Incentive Plan:

For	Withheld	Abstained
8,280,218	3,095,957	16,723

4.  Approval of the Gevity HR, Inc. Annual Incentive Compensation Plan for Executive Officers:

For	Withheld	Abstained
11,057,414	662,396	20,973

ITEM 5.     Other Information

Certifications submitted on August 8, 2002, pursuant to Order No. 4-460, dated June 27, 2002 of the Securities and Exchange Commission, are filed as exhibits to the current report on Form 8-K filed on August 12, 2002.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

99.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 signed by Erik Vonk, Chief Executive Officer

99.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 signed by John E. Panning, Chief Financial Officer.

99.3	Employment Offer, dated April 29, 2002, by and between Gevity HR, Inc. and Murem Sharpe.

99.4	Executive Agreement, dated May 3, 2002, by and between Gevity HR, Inc. and Murem Sharpe.

(b)    Reports on Form 8-K

On April 25, 2002, a Form 8-K was filed with the Securities and Exchange Commission as a current report announcing a dividend distribution and the adoption of a Rights Plan. The following exhibits were included with the April 25, 2002 Form 8-K:

4.1
Rights Agreement dated as of April 23, 2002 between Staff Leasing, Inc. and American Stock Transfer & Trust Company, and Exhibits thereto (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated April 25, 2002).

99.1	Form of Press Release dated April 25, 2002.

On August 12, 2002, a Form 8-K was filed with the Securities and Exchange Commission as a current report which contained as exhibits thereto:

99.1	Form of Certification dated August 8, 2002, of Erik Vonk, as Chief Executive Officer, as filed with the Securities and Exchange Commission on August 8, 2002 .

99.2	Form of Certification dated August 8, 2002, of John E. Panning, as Chief Financial Officer, as filed with the Securities and Exchange Commission on August 8, 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.

Dated: August 14, 2002	By:	/s/ JOHN E. PANNING
John E. Panning Chief Financial Officer (Principal Financial Officer)