Form 10-Q
period 2002-09-30
GEVITY HR
filed 2002-11-13
CIK 1035185

Portable Document Format

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002. or
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

(941) 748-4540
(Registrant’s Telephone Number, Including Area Code):

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of common stock	Outstanding as of November 12, 2002
Par value $0.01 per share	20,760,630

Portable Document Format

Portable Document Format

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2002	2001	2002
	(in $000’s, except per share data)

Revenues	$798,533	$864,448	$2,337,872	$2,483,196

Cost of services:
Salaries, wages and payroll taxes	730,292	789,735	2,132,656	2,262,052
Benefits, workers’ compensation, state unemployment taxes and other costs	67,987	52,511	158,261	153,321

Total cost of services	789,279	842,246	2,290,917	2,415,373

Gross profit	254	22,202	46,955	67,823

Operating expenses:
Salaries, wages and commissions	15,505	12,996	46,210	39,738
Other general and administrative	7,173	5,833	21,153	18,498
Depreciation and amortization	2,093	1,950	6,212	6,010

Total operating expenses	24,771	20,779	73,575	64,246

Operating (loss) income	(24,517)	1,423	(26,620)	3,577
Interest income, net	813	521	2,761	1,477
Other non operating (expense) income	(7)	43	(13)	114

(Loss) income before income taxes	(23,711)	1,987	(23,872)	5,168
Income tax (benefit) provision	(9,207)	676	(9,571)	1,757

Net (loss) income	$(14,504)	$1,311	$(14,301)	$3,411

Net (loss) income per share
—Basic	$(.70)	$.06	$(.69)	$.16
—Diluted	$(.70)	$.06	$(.69)	$.16

Weighted average common shares outstanding
—Basic	20,605	20,758	20,619	20,710
—Diluted	20,609	21,094	20,627	21,047

Cash dividends per common share	$.05	$.05	$.15	$.15

See notes to condensed consolidated financial statements.

Portable Document Format

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	December 31, 2001	September 30, 2002
	(in $000’s, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,929	$33,918
Certificates of deposit—restricted	10,183	17,181
Marketable securities	2,701	14,000
Marketable securities—restricted	24,079	53,623
Accounts receivable, net	79,076	80,859
Deferred tax asset	5,920	6,972
Other current assets	4,206	5,380

Total current assets	182,094	211,933

Property and equipment, net	23,646	18,095
Goodwill, net of accumulated amortization of $5,979	8,692	8,692
Deferred tax asset	902	457
Other assets	4,569	5,973

Total assets	$219,903	$245,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued insurance premiums, health and workers’ compensation insurance reserves	$30,203	$42,012
Accrued payroll and payroll taxes	70,565	85,279
Accounts payable and other accrued liabilities	5,986	4,017
Income taxes payable	2,091	2,833
Customer deposits and prepayments	4,203	4,545
Dividends payable	1,030	1,038

Total current liabilities	114,078	139,724

Long-term accrued health and workers’ compensation insurance reserves	48,049	46,774
Other long-term liabilities	265	305
Commitments and contingencies (See notes)

Shareholders’ equity:
Common stock, $.01 par value Shares authorized: 100,000,000	206	208
Shares issued and outstanding:
December 31, 2001—20,562,562
September 30, 2002—20,761,290
Additional paid in capital	38,726	39,250
Retained earnings	18,578	18,874
Accumulated other comprehensive income	1	15

Total shareholders’ equity	57,511	58,347

Total liabilities and shareholders’ equity	$219,903	$245,150

See notes to condensed consolidated financial statements.

Portable Document Format

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Nine Months Ended September 30,
	2001	2002
	(in $000’s)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,301)	$3,411
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,212	6,010
Deferred tax benefit	(10,425)	(598)
Provision for bad debts	265	434
Other	(156)	(54)
Changes in operating assets and liabilities:
Certificates of deposit – restricted	(2)	(6,998)
Accounts receivable	(2,990)	(2,217)
Other current assets	150	(1,173)
Accounts payable and other accrued liabilities	(733)	(1,970)
Accrued payroll and payroll taxes	2,415	14,714
Accrued insurance premiums, health and workers’ compensation reserves	2,657	11,809
Income taxes payable	452	742
Customer deposits and prepayments	652	342
Other long-term assets	641	(1,500)
Health and workers’ compensation reserves—long term	15,047	(1,275)
Other long-term liabilities	(84)	40

Net cash (used in) provided by operating activities	(200)	21,717

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(118,881)	(116,315)
Maturities of marketable securities	117,700	75,543
Capital expenditures	(6,315)	(375)

Net cash used in investing activities	(7,496)	(41,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividend to shareholders	(2,062)	(3,107)
Proceeds from issuance of common shares, net	—	623
Repurchase and retirement of common stock	(187)	(98)

Net cash used in financing activities	(2,249)	(2,582)

Change in cash and cash equivalents	(9,945)	(22,011)
Cash and cash equivalents—beginning of period	51,269	55,929

Cash and cash equivalents—end of period	$41,324	$33,918

Supplemental disclosure of cash flow information:
Income taxes paid	$403	$1,633

Interest paid	$—	$—

See notes to condensed consolidated financial statements.

Portable Document Format

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

     In order to utilize the Company’s services, the client transfers certain employment-related risks and liabilities to the Company and retains other risks and liabilities. In this context, the client and Company are each viewed as and become a “co-employer” of the client’s worksite employees.

     As a co-employer, the Company provides its clients with human resources consulting, payroll administration, benefits administration, risk management and unemployment services. These services are primarily offered to the Company’s clients on a “bundled” or all-inclusive basis. Health benefit plans and retirement programs for the client’s worksite employees may be elected at the option of the client in consideration of paying a separate service fee to the Company.

     Employment-related liabilities are contractually allocated between the Company and the client pursuant to a written Professional Services Agreement. Under the Professional Services Agreement, the Company assumes responsibility for and manages the risks associated with each client’s worksite employee payroll obligations, including the liability for payment of salaries and wages (including payroll taxes) to each worksite employee and, at the client’s option, responsibility for providing group health and retirement benefits to such individuals. These obligations of the Company are fixed, whether or not the client makes timely payment of the associated service fee. In this regard, it is important to understand that, unlike typical payroll processing services, the Company issues to each of the client’s worksite employees Company payroll checks drawn on Company bank accounts. The Company also reports and remits all required employment information and taxes to the Internal Revenue Service under the Company’s Federal Employer Identification Number (“FEIN”) and issues a Form W-2 to each worksite employee under the Company’s FEIN. In addition, the Company assumes the responsibility for compliance with those employment-related governmental regulations that can be effectively managed away from the client’s worksite and provides to each worksite employee workers’ compensation insurance coverage under the Company’s policy. The client, on the other hand, contractually retains the general day-to-day responsibility to direct, control and manage each of the client’s worksite employees. The worksite employee’ services are for the benefit of the client’s business. The client also remains responsible for compliance with those employment-related governmental regulations that are more closely related to the day-to-day management of worksite employees.

Portable Document Format

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) --- (continued)
(in $000’s, except share and per share data)

     The Company charges its clients a comprehensive service fee to yield a profit to the Company and to cover the cost of certain employment-related taxes, workers’ compensation insurance coverage, and administrative and field services provided by the Company to the client, including payroll administration, record keeping, safety, human resources and regulatory compliance consultation. The service fee charged by the Company is invoiced along with each periodic payroll delivered to the client. The client’s portion of health and retirement plan costs is charged separately and is not included in the service fee. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience.

     The Company contracts with a licensed carrier, CNA Financial Corporation (“CNA”), for workers’ compensation insurance coverage. CNA issues an annual policy that covers the Company and each of its worksite employees. The Company pays the premiums for this coverage and passes along to its clients some or all of the costs attributable to their respective coverage. The Company does not act as an insurance company and is not licensed in any state as an insurance company. The Company does assume certain workers’ compensation risk as a result of providing its services. For a more detailed analysis of the CNA program, see Note 7.

     The Company has an incentive to minimize its workers’ compensation and unemployment tax costs because the Company bears the risk that its actual costs will exceed those billed to its clients, and conversely, the Company profits on these components of its service offerings in the event that it effectively manages such costs.

     The Company’s operations are currently conducted through a number of wholly-owned limited partnerships (the “OLPs”) and wholly-owned limited liability corporations (“LLCs”). The consolidated operations of the Company exclude intercompany accounts and transactions which have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period condensed presentation.

     New Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted this accounting standard as of July 1, 2001. The Company did not initiate any business combinations after June 30, 2001; therefore, there is no effect on the Company’s financial position or operations related to SFAS 141. SFAS No. 142, changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company adopted this standard effective January 1, 2002 and ceased amortization of goodwill in the first quarter of 2002. Application of the non-amortization provisions of the statement is expected to result in a decrease in annual amortization of $733 in 2002. In accordance with SFAS No. 142, the Company has determined it has one reporting unit. The Company has conducted a review of goodwill and other intangible assets as of January 1, 2002 and concluded that there is no goodwill impairment. Subsequent goodwill impairment losses, if any, will be reflected in operating income in the income statement. Pro forma net loss and earnings per share for the three and nine months ended September 30, 2001 adjusted to eliminate historical amortization of goodwill and related tax effect follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Previously reported net loss	$(14,504)	$(14,301)
Goodwill amortization, net of tax	113	339

Pro forma net earnings	$(14,391)	$(13,962)

Previously reported EPS
basic	$(.70)	$(.69)
diluted	$(.70)	$(.69)
Pro forma net loss EPS
basic	$(.70)	$(.68)
diluted	$(.70)	$(.68)

Portable Document Format

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) --- (continued)
(in $000’s, except share and per share data)

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not evaluated the effect, if any, that the adoption of SFAS 143 will have on the Company’s condensed consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”, for the disposal of segments of a business. SFAS No. 144 requires that the long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continued operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has evaluated the provisions of this statement and determined that it does not have any material impact on the Company’s condensed consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, and Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company has evaluated the provisions of this statement and determined that it does not have any material impact on the Company’s condensed consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities that are initiated after December 31, 2002. The Statement nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The principal difference between Issue 94-3 and SFAS 146 is the requirement to recognize a liability associated with an exit or disposal activity when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The Company has evaluated the provisions of this statement and determined that it does not have any material impact on the Company’s condensed consolidated financial statements.

Portable Document Format

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) --- (continued)
(in $000’s, except share and per share data)

2.    SUBSEQUENT EVENTS

     On October 23, 2002, the Company announced that member insurance companies of American International Group, Inc. (“AIG”) will provide workers’ compensation insurance for all of its worksite employees. The one-year program will be effective January 1, 2003. The current workers’ compensation program with CNA will remain in effect through December 31, 2002, which is the end of the 2002 plan year.

     On October 31, 2002, the Company paid dividends totaling $1.0 million ($.05 per share) to stockholders of record as of October 15, 2002.

3.    SEGMENT REPORTING

     The Company operates in one reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, due to its centralized structure and the single bundled service offering that it provides to its clients.

4.    CERTIFICATES OF DEPOSIT AND MARKETABLE SECURITIES—RESTRICTED

     As of September 30, 2002, the Company had certificates of deposit and marketable securities that serve as collateral for certain standby letters of credit issued in connection with the Company’s workers’ compensation and health benefit programs. Due to the short maturity of these instruments, the carrying amount approximates fair value. These interest-bearing certificates of deposit and marketable securities have been classified as restricted in the accompanying condensed consolidated balance sheets. The interest earned on these certificates is recognized as interest income on the Company’s condensed consolidated statements of operations.

5.    ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following:

	December 31, 2001	September 30, 2002
Billed to clients	$10,678	$1,657
Unbilled revenues	69,145	80,078

	79,823	81,735
Less: Allowance for doubtful accounts	(747)	(876)

	$79,076	$80,859

Portable Document Format

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) --- (continued)
(in $000’s, except share and per share data)

6.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2001	September 30, 2002
Leasehold improvements	$2,388	$2,401
Furniture and fixtures	3,473	3,414
Vehicles	25	25
Equipment	2,044	2,046
Computer hardware and software	47,376	46,896

Total property and equipment	55,306	54,782
Less accumulated depreciation	(31,660)	(36,687)

	$23,646	$18,095

     Depreciation expense was $5,640 and $5,914 for the nine months ended September 30, 2001 and 2002, respectively.

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

     With respect to the aggregate claim stop loss insurance risk, the Company is responsible for remitting premium payments to CNA sufficient to fund 130% of the insurance company’s estimate of expected losses for the policy year. The amount of the expected losses is established at the beginning of the policy year based on an expected volume of payroll. If the payroll volume varies during the year, then the amount of the aggregate claim stop loss insurance risk changes proportionately. Total claims amounts during the policy year that exceed 130% of the expected loss amount are insured through the CNA program. The Company generally does not pay additional premiums during the policy year if payroll volume or losses exceed the estimated amounts established at the beginning of the policy year.

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

Portable Document Format

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) --- (continued)
(in $000’s, except share and per share data)

        For the 2000 and 2001 programs, the Company guaranteed that the premium paid to CNA would earn an annual rate of return equal to seven percent. For the 2002 program, the Company has guaranteed to CNA that the premium will earn a rate of return equal to four and one-quarter percent. The Company is required to pay an additional premium to CNA after the close of the calendar year based on the difference between the actual return earned by the premium paid and the guaranteed annual rate of return. The additional premium paid to CNA is used to pay claims incurred during the policy year and is included in the amount of accrued insurance premium reserves at December 31, 2001.

        Finally, with respect to the premium payment credit risk, since this program is a fully insured policy written by CNA, if the Company were to fail to make premium payments to CNA as scheduled, then CNA is responsible for the payment of all losses under the terms of the policy. CNA does require the Company to provide collateral based on the estimate of expected losses for the policy year. The payment of first year claims by the Company and premium payments to fund claims to be paid in later years by CNA reduce the amount of the total collateral to be provided by the Company. The required collateral can be provided in the form of deposits paid to CNA, cash and short-term investments placed into a trust account, letters of credit and surety bond collateral provided by independent surety bond companies. CNA does not receive collateral equal to the limits of the aggregate claim stop loss insurance amount, which is 130% of the estimate of the expected losses for the policy year. Such collateral amount is established at the beginning of the policy year and actual payroll volumes may vary, resulting in a difference in the amount of expected losses and in the amount of collateral provided based on estimates of expected losses made at the inception of the policy year. Such variances, in addition to not receiving collateral equal to the aggregate claim stop loss amount, result in credit and premium payment risk to CNA.

     The Company accrues for workers’ compensation costs under the CNA program based upon payroll dollars paid to worksite employees, the specific risks associated with the type of work performed by the worksite employees, the administrative costs of the program, the expected rate of return earned by premium dollars paid to CNA as part of the program and the discount rate used to determine the present value of future payments to be made under the program. Total liabilities for workers’ compensation costs at December 31, 2001 and September 30, 2002, respectively, were $61,917 and $73,773 of which $47,049 and $45,774, respectively, were classified as long-term. Included in the total liabilities for workers’ compensation costs is the liability related to the expected payment for the investment guarantee provided by the Company to CNA.

     The Company has issued $3,750 and $10,750 in standby letters of credit at December 31, 2001 and September 30, 2002, respectively, in conjunction with the Company’s CNA workers’ compensation programs. In addition, the Company has pledged $24,079 and $53,623 in restricted marketable securities at December 31, 2001 and September 30, 2002, respectively, as collateral for the Company’s CNA workers’ compensation programs. Finally, net surety bonds of $40,200 and $8,250 at December 31, 2001 and September 30, 2002, respectively, were outstanding related to the CNA workers’ compensation programs.

8.    HEALTH BENEFITS

      Employee benefit costs are comprised primarily of medical benefit plan costs, but also include the costs of other employee benefits such as dental, vision, disability and group life insurance. With respect to medical benefit plans, the Company will continue to enforce minimum rates that apply to worksite employee participation and the amount each client contributes toward the cost of providing the Company’s health benefit plans to its worksite employees.

      Blue Cross Blue Shield of Florida (“BCBS”) is the primary carrier for Florida and Alabama worksite employees. In addition, Capital Health Plans provides HMO coverage to worksite employees in the Tallahassee, Florida region. The Company’s policy with BCBS is a three-year minimum premium arrangement entered into as of January 1, 2000 and ending December 31, 2002. Pursuant to this arrangement, the Company is obligated to reimburse BCBS for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered worksite employee associated with this policy are specified for each plan year and includes the cost of aggregate stop loss coverage at the level of 115% of projected claims. HealthPartners of Minnesota provides health coverage to Minnesota based worksite employees. Aetna Inc.(“Aetna”) is the primary health care provider for worksite employees throughout the remainder of the country. The Aetna health plan is a guaranteed cost contract that caps the Company’s annual liability at

Portable Document Format

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) --- (continued)
(in $000’s, except share and per share data)

fixed amounts. Aetna is also the provider of the Company’s dental plans that include both a PPO and HMO offering.

      In certain instances, the Company opts to make a contribution toward the worksite employees’ medical benefit plan costs. This contribution is referred to as a health plan subsidy. The addition of these selected worksite employees as participants in the Company’s medical benefit plans helps to stabilize the risk associated with those plans.

      The amount of the Company’s contribution toward medical benefit plan costs is determined as part of the annual enrollment pricing process that usually takes place during the third quarter of each year. A health benefit plan subsidy in excess of a planned amount may occur when medical cost inflation exceeds expected inflation levels or when medical benefit plan enrollment of those who qualify for a subsidy is greater than anticipated.

      As of September 30, 2002, the Company has recorded a health benefit subsidy of $3.8 million for the 2002 plan. In 2001, the health benefit plan subsidy was $9,283. Unfavorable experience on the maturation or run-out of health benefit plan claims for the 2000 year and internal premium billing and collection issues in 2001 resulted in the Company increasing its health benefit plan subsidy in 2001. The Company has significantly reduced the internal premium billing and collection issues.

      For 2001, year-end liabilities for health benefit loss reserves were based upon actuarial estimates of claims incurred but not reported under the health plans at December 31, 2001. The accrual for these reserves and for claims reported but not paid at December 31, 2001 totaled $16,071, of which $1,000 was classified as long-term. As of September 30, 2002, the reserve liability balance for prior years health benefit claims incurred but not reported was $2,345, of which $1,000 was classified as long-term.

      The Company’s collateralization obligations under its medical benefit plans are funded through 2002. The Company has announced that it has renewed its medical benefit plan with Aetna for 2003. The Company anticipates that $2 million of cash and cash equivalents will be used to collateralize the Aetna program. The final amount of collateral is subject to determination based on the number of plan participants electing PPO coverage. The Company has also announced that it has renewed its medical benefit plan with Blue Cross Blue Shield of Florida (“BCBS”). The amount of collateral required to be provided to BCBS is expected to increase over the three-year renewal term, based in part on the increase in plan participation.

9.    COMMITMENTS AND CONTINGENCIES

      On April 30, 1999, a shareholder of the Company brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys’and experts’fees. Negotiations continue between defendants and counsel for the putative plaintiff class in an effort to finalize a definitive settlement agreement. Once finalized, any agreed upon settlement is subject to court approval following notice to the putative class. Management does not expect any settlement to have a material effect on the Company’s financial position.

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

      The Company’s employer and health care operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these rules affect all companies in the U.S. However, the rules that govern PEOs constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship between the PEO, the client and the worksite

Portable Document Format

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) --- (continued)
(in $000’s, except share and per share data)

employees. Many Federal and state laws relating to tax and employment matters were enacted before the widespread existence of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs are not “employers” of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the “Code”), the tax qualified status of the Company’s defined contributions retirement plan as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company, as defined, may no longer be able to assume the client’s Federal employment tax withholding obligations and certain defined employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended. On May 13, 2002, the IRS released guidance applicable solely to the tax-qualified status of defined contribution retirement plans maintained by PEOs. In that guidance, the IRS declared that it would not assert a violation of the exclusive benefit rule under Section 401(a) of the Internal Revenue Code if a PEO that maintains a single employer defined contribution retirement plan for worksite employees takes certain remedial action by the last day of the first plan year beginning on or after January 1, 2003. The Company maintains a frozen single employer defined contribution retirement plan benefiting certain worksite employees and intends to take remedial action to qualify for the relief provided under the IRS guidance within the applicable deadline. Since the plan has been frozen since April 1, 1997 and the assets in the plan are less than $4 million, this change is not expected to have a material effect on the Company’s financial condition and future results of operations. The Company also maintains an active defined contribution retirement plan with participants that include worksite employees. The active plan is designed as a multiple employer plan and, as such, its status is unaffected by the recent IRS guidance. Any other adverse developments in the above noted areas could have a material effect on the Company’s financial condition and future results of operations.

10.    EQUITY

     In January 2002, 33,823 shares of common stock were issued to employees participating in the Company’s employee stock purchase plan that was adopted on July 1, 2001. In June 2002, the Company purchased 23,000 shares of it’s common stock to be used for the Company’s employee stock purchase plan.

     On March 21, 2002, the Company sold 165,562 shares of common stock at $3.02 per share, which was the fair market value of the stock at the close of trading on that day, to the Chief Executive Officer, in connection with his employment by the Company.

     In July 2002, 23,683 shares of common stock were issued to employees participating in the Company’s employee stock purchase plan that was adopted on July 1, 2001. In September, 2002, the Company purchased 1,000 shares of it’s common stock to be used for the Company’s employee stock purchase plan.

11.    INCOME TAXES

      The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for federal and state income taxes. For the nine months ended September 30, 2002, the Company’s effective rate was 34.0%.

12.    EARNINGS PER SHARE (“EPS”)

      Included as common stock equivalents in diluted weighted average shares outstanding were options granted under the Company’s stock option plans, which totaled 4,185 and 7,761 for the three and nine months ended September 30, 2001, respectively, and 336,732 and 337,487 for the three and nine months ended September 30, 2002, respectively.

Portable Document Format

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) --- (continued)
(in $000’s, except share and per share data)

     The reconciliation of net income (loss) attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2002 is as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in $000’s)	(in 000’s)
For the Three Months Ended September 30, 2001:
Basic EPS:
Net loss	$(14,504)	20,605	$(.70)
Effect of dilutive securities:
Options		4

Diluted EPS:
Net loss	$(14,504)	20,609	$(.70)

For the Nine Months Ended September 30, 2001:
Basic EPS:
Net loss	$(14,301)	20,619	$(.69)
Effect of dilutive securities:
Options		8

Diluted EPS:
Net loss	$(14,301)	20,627	$(.69)

For the Three Months Ended September 30, 2002:
Basic EPS:
Net income	$1,311	20,758	$0.06
Effect of dilutive securities:
Options		336

Diluted EPS:
Net income	$1,311	21,094	$0.06

For the Months Months Ended September 30, 2002:
Basic EPS:
Net income	$3,411	20,710	$0.16
Effect of dilutive securities:
Options		337

Diluted EPS:
Net income	$3,411	21,047	$0.16

Portable Document Format

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

Revenue Recognition

      The Company’s revenues consist of comprehensive service fees paid by its clients under its Professional Services Agreement, which are based upon each worksite employee’s gross wages, a markup computed as a percentage of gross wages and the client’s portion of health and retirement benefits provided to the worksite employees based on coverage elected by the client and the worksite employees. The Company includes the component of its comprehensive service fees related to the gross wages of its worksite employees as revenue.

      The Company records the full amount of its comprehensive service fees, including the portion that represents the gross wages of its worksite employees, as revenue in accordance with the EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company is deemed to be a principal in its human resource consulting services because it is at risk for the payment of direct costs, whether or not the Company’s clients pay the Company on a timely basis or at all, and because the Company assumes a significant amount of other risks and liabilities as a co-employer of its worksite employees. If the Company were deemed to be an agent under its Clients’Services Agreement, rather than a principal, the Company could be required to record its revenues net of the gross payroll cost component of its comprehensive service fees. In such an event, there would be no effect on the Company’s net income.

      The Company accounts for PEO service fees using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its service revenue in the period in which the worksite employee performs work. PEO service fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related direct payroll costs for such wages are accrued as a liability during the period in which the worksite employee earns wages. Subsequent to the end of each period, such wages are paid and the related PEO service fees are billed.

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

      For each period, the Company estimates the relevant factors, based primarily on historical data and uses this information to determine the assumptions underlying the reserve calculations. An extensive degree of judgment is used in this estimation process. Due to the considerable variability and volatility of health care costs, adjustments to health reserves and the health benefit plan subsidy are sometimes significant.

Portable Document Format

      The Company’s financial statements reflect the estimates made by the Company within the Cost of Services on the Company’s Statements of Operations and within the accrued insurance premiums, health and workers’compensation insurance reserves on the Company’s Balance Sheet.

Workers’ Compensation Plan Liabilities

      The Company has maintained an insured loss sensitive workers’compensation program with CNA since January 1, 2000. Each policy year runs from January 1 through December 31. Under the CNA program the Company has individual stop loss coverage and aggregate stop loss coverage for claims that exceed the individual stop loss amount and for individual claims that in total exceed the aggregate stop loss amount.

      With respect to the individual claim stop loss insurance risk, the Company is responsible for paying, through CNA, claim amounts related to the first $1 million per accident. Claim amounts in excess of $1 million per accident are insured through the CNA program.

      With respect to the aggregate claim stop loss insurance risk, the Company is responsible for remitting premium payments to CNA sufficient to fund 130% of the insurance company’s estimate of expected losses for the policy year. During each plan year of the CNA program, the Company makes premium payments to CNA at an agreed amount that is less than necessary to fund 130% of the estimated expected losses for the policy year. The amount of the expected losses is established at the beginning of the policy year based on an expected volume of payroll. If the payroll volume varies during the year, the amount of the aggregate claim stop loss insurance risk changes proportionately. Total claims amounts during the policy year that exceed 130% of the estimated expected loss amount are insured through the CNA program.

      Workers’compensation claims can remain open for periods exceeding twenty years. As a result of the potential long life of these claims, the final cost of the CNA program to the Company is subject to an extensive degree of judgment and estimation.

      At least annually, the Company obtains an independent actuarially-determined calculation of the range of estimated costs of claims incurred based on the Company’s historical loss development trends. The independent actuary may subsequently revise the range of estimated costs of claims based on developments and trends relating to actual claims incurred. An extensive degree of judgment is used in this estimation process.

      The Company’s financial statements reflect the estimates made by the independent actuaries as well as other factors related to the CNA program within the Cost of Services on the Company’s Statements of Operations and within the accrued insurance premiums, health and workers’compensation insurance reserves on the Company’s Balance Sheet.

      If the actual cost of the claims incurred is higher than the estimates determined by the independent actuaries, then the accrual rate used to determine workers’compensation costs could increase. If the actual cost of the claims incurred is lower than the estimates determined by the independent actuaries, then the accrual rate used to determine workers’compensation costs could decrease.

      Such increase or decrease to the accrual rate is reflected in the accounting period that the change in the amount of workers’compensation claims is calculated. Due to the considerable variability in the estimate of the amount of workers’compensation claims, adjustments to workers’compensation costs are sometimes significant.

      In order to give recognition to those workers’compensation costs that are not expected to be paid in the following year, the Company classifies a portion of the obligation as a long-term liability.

Deferred Income Taxes

      The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and if necessary, establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company does not continue to operate at a profit or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rate or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a significant portion of the deferred tax assets resulting in a substantial increase in the Company’s effective tax rate.

Portable Document Format

RESULTS OF OPERATIONS

     The following table presents the Company’s results of operations for the Three and Nine Months Ended September 30, 2001 and 2002, expressed as a percentage of revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of services:
Salaries, wages and payroll taxes	91.5	91.3	91.2	91.1
Benefits, workers’ compensation, state unemployment taxes and other costs	8.5	6.1	6.8	6.2

Total cost of services	100.0	97.4	98.0	97.3

Gross profit	0.0	2.6	2.0	2.7

Operating expenses:
Salaries, wages and commissions	1.9	1.5	2.0	1.6
Other general and administrative	0.9	0.7	0.9	0.7
Depreciation and amortization	0.3	0.2	0.2	0.2

Total operating expenses	3.1	2.4	3.1	2.5

Operating (loss) income	(3.1)	0.2	(1.1)	0.2
Interest income, net	0.1	0.0	0.1	0.0
Other non-operating income	0.0	0.0	0.0	0.0

(Loss) income before income taxes	(3.0)	0.2	(1.0)	0.2
Income tax (benefit) provision	(1.2)	0.1	(0.4)	0.1

Net (loss) income	(1.8)	0.1	(.06)	0.1

SIGNIFICANT TRENDS

      The Company decided in 2001 to target new clients with a lower risk profile and to no longer service existing clients in certain high-risk industries. During the first quarter of 2002, all existing clients in certain high-risk industries such as roofing and trucking were terminated. However, the Company will continue to service existing clients in other high-risk industries and intends to retain such clients for as long as they remain profitable to the Company. As a result, the percentage of total Company revenue earned from clients in high-risk industries is expected to decrease over time as the revenue earned from new clients added from other industries increases.

      The Company considers industries to be high-risk if there is a likelihood of a high frequency of on-the-job accidents involving worksite employees or likelihood that such accidents will be severe.

      By no longer selling its services to new high-risk clients, the Company believes that it will reduce the earnings volatility associated with the cost of its workers’compensation insurance programs.

      Volatility in the dollar amount of workers’compensation costs arises when the number of accidents and the severity of such accidents cannot be easily projected, thus resulting in a wide range of possible expected dollar losses for an insurance policy year. Such volatility in the projection of expected dollar losses caused by the number of claims and the severity of such claims is more likely to be associated with industries that have a high-risk level associated with them (e.g., construction, roofing, trucking, etc.)

      Since the Company has historically sold a significant amount of its services to clients in high-risk industries, there is a degree of uncertainty as to whether it

Portable Document Format

can be successful in selling services to clients in industries not previously focused upon. The Company has been selling to the new target market since the first quarter of 2001 and the sales volume from new clients has been at a level that leads the Company to believe that the result of the transition is profitable.

      Further, the Company has communicated to its existing clients that the comprehensive service fees, including the cost of medical benefits, will increase in 2003 to more appropriately recognize the Company’s cost of providing services and to decrease the health benefit subsidy. The repricing of the Company’s services is consistent with its strategy to charge service fees that more accurately reflect current competitive market rates for insurance and benefit related services. The Company is not able to predict the degree of client attrition that will result from the increased service fees.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Revenues were $864.4 million for the three months ended September 30, 2002, compared to $798.5 million for the three months ended September 30, 2001, representing an increase of $65.9 million, or 8.3%. Revenue growth was primarily due to the Company’s client selection strategy of enrolling new clients with higher wage employees. From September 30, 2001 to September 30, 2002 the average annual wage of paid employees increased 16.0% from $26,102 to $30,287.

      Charges to clients for workers’compensation coverage as a percentage of worksite salaries and wages for the third quarter of 2002 were 3.26%, compared to 4.21% for the third quarter of 2001 representing a decrease of 22.6%. Such decline is due to the continuing change in the risk profile of clients serviced. To the extent the Company continues to increase the number of its low-risk clients, the Company expects such charges to discontinue to decrease.

      From September 30, 2001 to September 30, 2002, the number of clients decreased 7.9% from 8,108 to 7,464 and the number of average paid worksite employees decreased 6.6%, from 104,185 to 97,300. Such decline is a result of the Company’s decision to target new clients with a lower risk profile and to no longer service existing clients in certain high-risk industries. The Company counts the number of clients based on each unique account number that the Company issues to identify each payroll cycle (e.g., weekly, bi-weekly, monthly, etc.) Accordingly, each business the Company services may have multiple payroll cycles and thereby represent more than one client. The number of unique businesses serviced by the Company as measured by individualized federal employer identification numbers is 6,856.

      The Company’s revenues include: (i) each worksite employee’s gross wages; (ii) a markup which is computed as a percentage of the gross wages; (iii) related payroll taxes; and (iv) the client company’s portion of benefits, including medical and retirement benefits, provided to the worksite employees, based on elected coverage levels by the client and the worksite employee. The Company includes the gross wages of its worksite employees as revenue based on its analysis of Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In accordance with the EITF consensus, the Company is deemed to be a principal in its human resource related services because it assumes a significant amount of risk as a co-employer of its worksite employees. Among the more significant is the Company’s assumption of risk for the payment of direct costs, including the gross wages of its worksite employees and the related payroll taxes, regardless of whether the Company’s clients pay the comprehensive service fees on a timely basis, or at all.

      The following table presents the amounts of salaries and wages, payroll related taxes and fees charged by the Company included in the Company’s revenues for the three months ended September 30, 2001 and 2002, respectively:

	September 30, 2001	September 30, 2002

Salaries and wages	$679,868	$736,739
Payroll related taxes	50,424	52,996
Fees charged by the Company	68,241	74,713

	$798,533	$864,448

Portable Document Format

      Costs of services were $842.2 million for the three months ended September 30, 2002, compared to $798.3 million for the three months ended September 30, 2001, representing an increase of $43.9 million, or 5.5%. Included in the Company’s cost of services for the three months ended September 30, 2002 were salaries, wages and payroll taxes of worksite employees of $789.7 million as compared to $730.3 million for the three months ended September 30, 2001, representing an increase of $59.4 million, or 8.1%. Each of these increases was primarily due to an increase in the average wage of worksite employees.

      Benefits, workers’compensation, state unemployment taxes and other costs were $52.5 million for the three months ended September 30, 2002, compared to $68.0 million for the three months ended September 30, 2001, representing a decrease of $15.5 million, or 22.8%.

      The medical benefit plan subsidy was $1.7 million for the three months ended September 30, 2002, compared to $3.0 million for the three months ended September 30, 2001. An unfavorable experience in the maturation or run-out of prior year medical benefit plan claims increased the amount of the medical benefit plan subsidy during the three months ended September 30, 2001.

      Workers’compensation costs were $23.0 million for the three months ended September 30, 2002, compared to $45.2 million for the three months ended September 30 2001, representing a decrease of $22.2 million, or 49.0%.

      Workers’compensation costs have decreased due to the continuing change in the risk profile of clients serviced. To the extent the Company continues to increase the number of its low-risk clients, the Company expects workers’compensation costs will continue to decrease.

      Workers’ compensation costs for the three months ended September 30, 2002 were $23.0 million compared to $45.2 million for the three months ended September 30, 2001, representing a decrease of $22.2 million. Workers’ compensation decreased in the third quarter of 2002 due to the Company’s decision to sell to a target market with a lower workers’ compensation risk profile and higher wages. Included in workers’ compensation costs for the three months ended September 30, 2001, was an adjustment of $19.7 million. The adjustment was primarily caused by: (i) a lower than expected rate of return on premium payments made to CNA that reflected the decrease in the overall securities market, (ii) a higher discounted present value of the unfunded portion of expected premium payments to be made to CNA which resulted from the decrease in the interest rate environment, and (iii) a change, identified in a mid-year actuarial review by the Company’s independent actuaries, in the estimate of the ultimate total workers’ compensation claims for the 2000 policy year.

      As of September 30, 2002 and 2001 the Company used a discount rate of 4.0% in determining the present value of the future payments to be made under the CNA workers’compensation program. Prior to September 30, 2001, the Company used a discount rate of 5.5%. For further information, please refer to the “Workers’Compensation Plans” in Item 1 of the Form 10-K.

      The Company believes its workers’compensation plan liability is adequate to cover all probable claims. However, there is an extensive degree of judgment used in the estimation of the amount of workers’compensation claims amounts, and as such, there exists a reasonable possibility that abnormal claims experience could arise. In addition, there exists a possibility that a lower than expected rate of return on premium payments made to CNA could continue. Each of these outcomes would result in a revision to the amount of the workers’compensation plan liability recorded.

      The Company evaluates its current and historical workers’compensation cost accruals based on an independent actuarially developed estimate of the ultimate workers’compensation cost to the Company for each open policy year, which now includes 2000, 2001 and year-to-date 2002, and adjusts such accruals as necessary. These adjustments could be either increases or decreases to workers’compensation costs, depending upon the actual loss experience of the Company.

      Accruals of workers’compensation costs in subsequent periods will be affected by future changes in the risk profile of clients serviced by the Company, the actual claims experience and the discounted present value of the unfunded portion of expected premium payments. The final cost of workers’compensation coverage for each policy year will be determined by the actual claims experience over time as claims close, the final administrative costs of the program, and the final return on investment earned with respect to premium dollars paid to CNA.

      State unemployment taxes were $1.2 million for each of the three month periods ended September 30, 2002 and 2001.

Portable Document Format

      Gross profit was $22.2 million for the three months ended September 30, 2002, compared to $0.3 million for the three months ended September 30, 2001, representing an increase of $21.9 million. Gross profit margin increased as a percentage of revenues for the three months ended September 30, 2002 primarily due to a lower medical benefit plan subsidy and higher workers’compensation margin from clients in low-risk industries. Included in workers’compensation costs for the three months ended September 30, 2001, was an adjustment of $19.7 million. The adjustment was primarily caused by: (i) a lower than expected rate of return on premium payments made to CNA that reflected the decrease in the overall securities market, (ii) a higher discounted present value of the unfunded portion of expected premium payments to be made to CNA which resulted from the decrease in the interest rate environment, and (iii) a change, identified in a mid-year actuarial review by the Company’s independent actuaries, in the estimate of the ultimate total workers’compensation claims for the 2000 policy year.

      Operating expenses were $20.8 million for the three months ended September 30, 2002, compared to $24.8 million for the three months ended September 30, 2001, representing a decrease of $4.0 million, or 16.1%. The decrease in operating expenses was due to the implementation of various cost savings initiatives, including a reduction in the number of employees.

      Salaries, wages and commissions were $13.0 million for the three months ended September 30, 2002, compared to $15.5 million for the three months ended September 30, 2001, representing a decrease of $2.5 million, or 16.1%. This decrease was due primarily to a reduction in the number of employees during the fourth quarter of 2001 and during the first quarter of 2002.

      Other general and administrative expenses were $5.8 million for the three months ended September 30, 2002, compared to $7.2 million for the three months ended September 30, 2001, representing a decrease of $1.4 million, or 19.4%. The decrease in general and administrative expenses was due to the implementation of cost savings initiatives in areas related to services and outside fees during 2002. In addition, during the three months ended September 30, 2001 the Company incurred marketing and advertising expenses related to the rebranding of the company name.

      Depreciation and amortization expenses were $2.0 million for the three months ended September 30, 2002, compared to $2.1 million for the three months ended September 30, 2001. As of January 1, 2002 the Company adopted Financial Accounting Standard (“SFAS”) No. 142 that changes the accounting for goodwill from an amortization method to an impairment-only approach. Application of the non-amortization provisions of SFAS 142 resulted in a decrease in amortization during the three months ended September 30, 2002 of $0.2 million. The Company conducted an independent review of goodwill and other intangible assets as of January 1, 2002 and concluded that there was no goodwill impairment.

      Interest income was $0.5 million for the three months ended September 30, 2002 and $0.8 million for the three months ended September 30, 2001, representing a decrease of $0.3 million due to a general decline in interest rates.

      Income tax expense for the three months ended September 30, 2002 was $0.7 million. The Company’s effective tax rate for financial reporting purposes was 34.0%. Income tax benefit of $9.2 million for the three months ended September 30, 2001 was the result of a net loss from operations and tax credits.

      Net income was $1.3 million for the three months ended September 30, 2002, compared to a net loss of $14.5 million for the three months ended September 30, 2001, representing an increase in net income of $15.8 million.

      Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Revenues were $2,483.2 million for the nine months ended September 30, 2002, compared to $2,337.9 million for the nine months ended September 30, 2001, representing an increase of $145.3 million, or 6.2%. Revenue growth was primarily due to the Company’s new client selection strategy of enrolling clients with higher wage employees. From September 30, 2001 to September 30, 2002 the average annual wage of paid employees increased 16.1% from $24,969 to $28,981.

      Charges to clients for workers’ compensation coverage as a percentage of worksite salaries and wages for the first nine months of 2002 were 3.42% as compared to 4.50% for the first nine months of 2001, representing a decrease of 24.0%. Such decline is due to the continuing change in the risk profile of clients serviced. To the extent the Company continues to increase the number of its low-risk clients, the Company expects such charges to discontinue to decrease.

Portable Document Format

      From September 30, 2001 to September 30, 2002, the number of clients decreased 7.9% from 8,108 to 7,464 and the number of average paid worksite employees decreased 8.5%, from 105,708 to 96,745. Such decline is a result of the Company’s decision to target new clients with a lower risk profile and to no longer service existing clients in certain high-risk industries.

      The following table presents the amounts of salaries and wages, payroll related taxes, and fees charged by the Company included in the Company’s revenues for the nine months ended September 30, 2001 and 2002, respectively:
	September 30, 2001	September 30, 2002

Salaries and wages	$1,979,541	$2,102,806
Payroll related taxes	153,115	159,246
Fees charged by the Company	205,216	221,144

	$2,337,872	$2,483,196

      Costs of services were $2,415.4 million for the nine months ended September 30, 2002, compared to $2,290.9 million for the nine months ended September 30, 2001, representing an increase of $124.5 million, or 5.4%. Included in the Company’s cost of services for the nine months ended September 30, 2002 were salaries, wages and payroll taxes of worksite employees of $2,262.1 million as compared to $2,132.7 million for the nine months ended September 30, 2001, representing an increase of $129.4 million, or 6.1%. Each of these increases was primarily due to an increase in the average wage of worksite employees.

      Benefits, workers’compensation, state unemployment taxes and other costs were $153.3 million for the nine months ended September 30, 2002, compared to $158.2 million for the nine months ended September 30, 2001, representing an decrease of $4.9 million, or 3.1%.

      The medical benefit plan subsidy was $3.8 million for the nine months ended September 30, 2002, compared to $4.0 million for the nine months ended September 30, 2001, representing a decrease of $0.2 million, or 5.0%.

      Workers’compensation costs were $68.7 million for the nine months ended September 30, 2002, compared to $96.1 million for the nine months ended September 30 2001, representing a decrease of $27.4 million, or 28.5%. Workers’compensation costs decreased for the first nine months in 2002 due to the Company’s decision to sell to a target market with a lower workers’compensation risk profile and higher wages. Included in workers’ compensation costs for the nine months ended September 30, 2001, was an adjustment of $19.7 million. The adjustment was primarily caused by: (i) a lower than expected rate of return on premium payments made to CNA that reflected the decrease in the overall securities market, (ii) a higher discounted present value of the unfunded portion of expected premium payments to be made to CNA which resulted from the decrease in the interest rate environment, and (iii) a change, identified in a mid-year actuarial review by the Company’s independent actuaries, in the estimate of the ultimate total workers’ compensation claims for the 2000 policy year.

      State unemployment taxes were $5.2 million for the nine months ended September 30, 2002, compared to $5.8 million for the nine months ended September 30, 2001, representing a decrease of $0.6 million, or 10.3%. This decrease was primarily the result of an increase in the average wage of worksite employees that was not subject to state unemployment taxes.

      Gross profit was $67.8 million for the nine months ended September 30, 2002, compared to $47.0 million for the nine months ended September 30, 2001, representing an increase of $20.8 million, or 44.3%. Gross profit margin increased as a percentage of revenues for the nine months ended September 30, 2002 primarily due to an adjustment of $19.7 million recorded for the nine months ended September 30, 2001. The adjustment was primarily caused by (i) a lower than expected rate of return on premium payments made to CNA that reflected the decrease in the overall securities market, (ii) a higher discounted present value of the unfunded portion of expected premium payments to be made to CNA which resulted from the decrease in the interest rate environment, and (iii) a change, identified in a mid-year actuarial review by the Company’s independent actuaries, in the estimate of the ultimate total workers’compensation claims for the 2000 policy year.

Portable Document Format

      Operating expenses were $64.2 million for the nine months ended September 30, 2002, compared to $73.6 million for the nine months ended September 30, 2001, representing a decrease of $9.4 million, or 12.7%. The decrease in operating expenses was due to the implementation of various cost saving initiatives, including a reduction in the number of employees.

      Salaries, wages and commissions were $39.7 million for the nine months ended September 30, 2002, compared to $46.2 million for the nine months ended September 30, 2001, representing a decrease of $6.5 million, or 14.0%. This decrease was due primarily to a reduction in the number of employees during the fourth quarter of 2001 and during the first quarter of 2002.

      Other general and administrative expenses were $18.5 million for the nine months ended September 30, 2002, compared to $21.2 million for the nine months ended September 30, 2001, representing a decrease of $2.7 million, or 12.7%. The decrease in general and administrative expenses was due to the implementation of cost savings initiatives in areas related to services and outside fees during 2002. In addition, during the nine months ended September 30, 2001 the Company incurred marketing and advertising expenses related to the rebranding of the company name.

      Depreciation and amortization expenses were $6.0 million for the nine months ended September 30, 2002, compared to $6.2 million for the nine months ended September 30, 2001. Application of the non-amortization provisions of SFAS 142 resulted in a decrease in amortization during the nine months ended September 30, 2002 of $0.6 million.

      Interest income was $1.5 million for the nine months ended September 30, 2002, compared to $2.8 million of interest income for the nine months ended September 30, 2002, representing a decrease of $1.3 million due to a general decline in interest rates.

      Income tax expense was $1.8 million for the nine months ended September 30, 2002. The Company’s effective tax rate for financial reporting purposes was 34.0%. Income tax benefit of $9.6 million for the nine months ended September 30, 2001 was the result of a net loss from operations and tax credits.

      Net income was $3.4 million for the nine months ended September 30, 2002, compared to a net loss of $14.3 million for the nine months ended September 30, 2001, representing an increase in net income of $17.7 million.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had approximately $118.7 million in cash, cash equivalents, certificates of deposit and marketable securities at September 30, 2002. The Company is required to collateralize its obligations under its workers’compensation and medical benefit plan coverages. The Company presently uses certificates of deposit and marketable securities, as well as surety bonds, to collateralize these obligations, as more fully described below.

      At September 30, 2002, the Company had pledged $70.8 million of certificates of deposit and marketable securities as collateral for certain standby letters of credit or in collateral trust arrangements issued in connection with the Company’s workers’compensation and medical benefit plans. Once pledged, the certificates of deposit and marketable securities are deemed to be restricted. In addition, at September 30, 2002, the Company had provided as collateral $8.2 million in surety bonds, net of letters of credit, related to its 2000 and 2001 workers’compensation policies with CNA.

      The Company anticipates that $6.1 million of cash and cash equivalents will be used as collateral for the workers’compensation program with CNA during the final three months of 2002. In addition, it is anticipated that the remaining $8.2 million of surety bonds, net of letters of credit, being used as collateral for the 2000 and 2001 workers’compensation policies will be reduced to zero with a corresponding increase in restricted certificates of deposit and restricted marketable securities.

      The Company has announced that member insurance companies of American International Group Inc., (“AIG”), will provide workers’compensation insurance in 2003 for all of its worksite employees. As part of the AIG program, the Company anticipates that $28.5 million of cash and cash equivalents will be used as collateral during 2003. For more detailed information regarding the AIG program, please see the Company’s Form 8-K filed on October 23, 2002.

Portable Document Format

      The Company’s collateralization obligations under its medical benefit plans are funded through 2002. The Company has announced that it has renewed its medical benefit plan with Aetna for 2003. The Company anticipates that $2 million of cash and cash equivalents will be used to collateralize the Aetna program. The final amount of collateral is subject to determination based on the number of plan participants electing PPO coverage. The Company has also announced that it has renewed its medical benefit plan with Blue Cross Blue Shield of Florida ("BCBS"). The amount of collateral required to be provided to BCBS is expected to increase over the three-year renewal term, based in part on the increase in plan participation.

      The Company had no long-term debt outstanding as of September 30, 2002.

      The Company’s revenues include: (i)each worksite employee’s gross wages; (ii) a markup which is computed as a percentage of the gross wages; (iii) related payroll taxes; and (iv) the client company’s portion of benefits, including medical and retirement benefits, provided to the worksite employees based on elected coverage levels by the client and the worksite employee. Included in the Company’s $2,483.2 million of revenue during the first nine months of 2002 were salaries, wages and payroll taxes of worksite employees of $2,262.1 million.

      The revenue of the Company derived from salaries, wages and payroll taxes is managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the worksite employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of the Professional Services Agreement, the Company is obligated to make certain wage, tax and regulatory payments. Because of this, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving from the client the service fees charged by the Company.

      In addition to yielding a profit to the Company, the markup to the client is intended to cover the Company’s costs of: (i) workers’compensation insurance for worksite employees; (ii) medical and retirement benefit plan coverage of the worksite employees; (iii) state unemployment insurance; and (iv) human resource consulting services and payroll and benefits administration services.

      The Company’s cash flow from operating activities during the first nine months of 2002 was $21.8 million primarily due to net income of $3.4 million, an increase in accrued payroll and payroll taxes of $14.7 million and an increase in accrued insurance premiums, workers’compensation and health reserves of $11.8 million. The timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a period ends and the existence of holidays on or immediately following a period end.

      The Company did not pay any cash dividends prior to March 14, 2001. At that time, the Company instituted a quarterly dividend program of $.05 per share, and pursuant to this program, the Board of Directors declared a cash dividend of $0.05 per share of common stock, payable October 31, 2002 to holders of record on October 15, 2002. While this dividend declaration is part of an intended regular quarterly dividend program, any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

      The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, anticipated levels of medical benefit plan subsidies, collateralization requirements for insurance coverage’s and other operating cash needs. The Company has in the past sought, and may in the future seek, to raise additional capital or take other measures to increase its liquidity and capital resources. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its requirements through 2002. The Company may rely on these same sources, as well as public or private debt and/or equity financing to meet its long-term capital needs. If the Company does not achieve its profitability objectives in 2003 and its cash balances and cash flow from operations are inadequate to meet its operating and collateralization requirements, the Company may be required to seek financing from external sources. In such event, the Company will explore external financing alternatives, but there is no assurance that financing from external sources will be available to the Company at prevailing market rates.

Portable Document Format

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company utilizes U.S. government agency and other corporate debt with fixed rates to manage its exposures to interest rates. The Company is also subject to market risk from exposures to changes in interest rates related to insurance premiums paid to CNA under its workers’compensation programs. The insurance premiums paid to CNA are invested in U. S. government agency and corporate debt instruments with fixed rates. Prior to December 31, 2001 twenty percent of the insurance premiums paid to CNA were invested in equity instruments. Such equity investments have been liquidated and reinvested in fixed income instruments. No additional investments in equity instruments with premium dollars paid to CNA will be made. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2002, although there can be no assurances that interest rates will not change.

ITEM 4.    Controls and Procedures

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect such internal controls subsequent to the date the Company carried out its evaluation. In addition, there have been no corrective actions with respect to significant deficiencies and material weaknesses and there has been no fraud identified, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

      It should be noted that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Cautionary Note Regarding Forward-looking Statements

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “anticipates,” “will result,” “are expected to,” “will continue,” “estimated” and “projection”) are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:

(i)	increased volatility of costs of workers’compensation coverage and unemployment taxes;
(ii)	increased volatility of profit generated from the workers’compensation component of the Company’s service offering under the Company’s loss sensitive workers’compensation programs;
(iii)	the uncertainties relating to the surety bond market and collateralization requirements related to the Company’s medical benefit plan plans and workers’compensation programs;
(iv)	uncertainties as to the availability or renewal of workers’compensation insurance coverage and medical benefit plan coverage;
(v)	the potential for additional subsidies for medical benefit plans;
(vi)	possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulations;
(vii)	litigation and other claims against the Company and its clients including the impact of such claims on the cost of insurance coverage;

Portable Document Format

(viii)	impact of competition from existing and new professional employer organizations;
(ix)	risks associated with expansion into additional states where the Company does not have a presence or significant market penetration;
(x)	risks associated with the Company’s dependence on key vendors and the ability to obtain or renew benefit contracts for the Company’s worksite employees at rates acceptable to the Company;
(xi)	an unfavorable determination by the IRS or Department of Labor regarding the status of the Company as an “employer”;
(xii)	the possibility of client attrition due to the Company’s decision to not sell services to clients in selected industries;
(xiii)	the possibility of client attrition due to the Company’s decision to increase the price of its services, including medical benefits;
(xiv)	risks associated with geographic market concentration;
(xv)	the financial condition of clients;
(xvi)	the failure to properly manage growth and successfully integrate acquired companies and operations;
(xvii)	risks associated with new service offerings to clients;
(xviii)	the ability to secure outside financing at rates acceptable to the Company; and
(xix)	other factors which are described in further detail in this and other filings by the Company with the Securities and Exchange Commission.

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

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

     Lawrence E. Egle v. Staff Leasing, Inc., et al.    On April 30, 1999, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company, in order to entrench themselves in the management of the Company, breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys’ and experts’ fees. Negotiations continue between defendants and counsel for the putative plaintiff class in an effort to finalize a definitive settlement agreement. Once finalized, any agreed upon settlement is subject to court approval, following notice to the putative class. Management does not expect any settlement to have a material effect on the Company’s financial position or results of operations.

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

      On August 27, 2002 the Company announced that it had renewed its contract with Blue Cross Blue Shield of Florida through December 31, 2005. In addition, the Company announced that it had extended its contract through December 31, 2003 with Aetna U. S. Healthcare.

      On September 5, 2002 Murem Sharpe, Senior Vice President of Sales resigned from the Company.

Portable Document Format

ITEM 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

99.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 signed by Erik Vonk, Chief Executive Officer

99.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 signed by John E. Panning, Chief Financial Officer.

99.3	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002 signed by Erik Vonk, Chief Executive Officer.

99.4	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002 signed by John E. Panning, Chief Financial Officer.

(b)    Reports on Form 8-K

On August 12, 2002, a Form 8-K was filed with the Securities and Exchange Commission as a current report that contained as exhibits thereto:

99.1	Form of Certification dated August 8, 2002, of Erik Vonk, as Chief Executive Officer, as filed with the Securities and Exchange Commission on August 8, 2002.

99.2	Form of Certification dated August 8, 2002, of John E. Panning, as Chief Financial Officer, as filed with the Securities and Exchange Commission on August 8, 2002.

     On October 23, 2002, a Form 8-K was filed with the Securities and Exchange Commission as a current report that contained as exhibits thereto:

99.1	Press release dated October 23, 2002 announcing that AIG will be the carrier of the 2003 Workers’ Compensation Program of Gevity HR, Inc.

99.2	Final bound proposal of AIG Risk Management, Inc. to be the carrier of the 2003 Workers’ Compensation Program of Gevity HR, Inc.

Portable Document Format

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.

Dated: November 13, 2002	By:	/s/ JOHN E. PANNING
John E. Panning Chief Financial Officer (Principal Financial Officer)