Form 10-K
period 2002-12-31
GEVITY HR
filed 2003-03-31
CIK 1035185

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002.

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

(941) 741-4300

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the voting stock of Gevity HR, Inc. held by non-affiliates (based upon the March 19, 2003, $5.82 closing sale price for the Common Stock on the Nasdaq National Market) was approximately $78.5 million.

The number of shares of the Registrant’s common stock, $.01 par value per share outstanding as of March 19, 2003 was 20,901,224.

DOCUMENTS INCORPORATED BY REFERENCE

PART III – Portions of Registrant’s Proxy Statement relating to the annual meeting of shareholders to be held May 22, 2003, are incorporated by reference in Part III.

i

PART I

Cautionary Note Regarding Forward-Looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), Gevity HR, Inc. (“Gevity” or the “Company”) is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein, in other filings made by the Company with the Securities and Exchange Commission, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will result,” “are expected to,” “anticipated,” “plans,” “intends,” “will continue,” “estimated,” and “projection”) are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:

(i)	volatility of costs of workers’ compensation insurance coverage and profits generated from the workers’ composition component of the Company’s service offering under the Company’s loss sensitive workers’ compensation programs;

(ii)	volatility of state unemployment taxes;

(iii)	the uncertainties relating to the collateralization requirements related to as well as availability and renewal of the Company’s medical benefit plans, general insurance and workers’ compensation insurance programs for the worksite employees;

(iv)	uncertainties as to the amount the company will pay to subsidize the costs of medical benefit plans;

(v)	possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation;

(vi)	litigation and other claims against the Company and its clients including the impact of such claims on the cost, availability and retention of the Company’s insurance coverage programs;

(vii)	impact of competition from existing and new businesses offering human resources outsourcing services;

(viii)	risks associated with expansion into additional markets where the Company does not have a presence or significant market penetration;

(ix)	risks associated with the Company’s dependence on key vendors and the ability to obtain or renew benefit contracts and general insurance policies at rates and with retention amounts acceptable to the Company;

(x)	an unfavorable determination by the Internal Revenue Service or Department of Labor regarding the status of the Company as an “employer”;

(xi)	the possibility of client attrition due to the Company’s decision to increase the price of its services, including medical benefits;

(xii)	risks associated with geographic market concentration;

(xiii)	the financial condition of clients;

(xiv)	the effect of economic conditions in the United States generally on the Company’s business;

(xv)	the failure to properly manage growth and successfully integrate acquired companies and operations;

(xvi)	risks associated with providing new service offerings to clients;

(xvii)	the ability to secure outside financing at rates acceptable to the Company;

(xviii)	risks associated with third party claims related to the acts, errors or omissions of the worksite employees; and

(xix)	other factors which are described in further detail in this Annual Report on Form 10-K and in other filings by the Company with the Securities and Exchange Commission.

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

ITEM 1.    BUSINESS

General

Gevity is a leading United States provider of human capital management solutions. The Company offers its clients, which are typically small to medium-sized businesses with between five and one hundred employees, a broad range of products and services that provide a complete solution for the clients’ human resources (“HR”) outsourcing needs. As of December 31, 2002, the Company served more than 6,600 clients, as measured by individual client Federal Employer Identification Numbers (“FEIN”), with approximately 100,000 active worksite employees, and maintained offices in Florida, Texas, Georgia, Arizona, Minnesota, North Carolina, Tennessee, Alabama, Colorado, California and New York. The Company’s products and services include assistance with employee recruiting, performance management, training and development, benefits administration, payroll administration, governmental compliance, risk management, unemployment administration, and health, welfare and retirement benefits.

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

In order to utilize the Company’s products and services, the client transfers certain employment-related risks and liabilities to the Company and retains other risks and liabilities. In this context, the client and the Company are each viewed as and become a “co-employer” of the client’s worksite employees. In order to enter into a co-employer relationship, the Company operates as a Professional Employer Organization (“PEO”).

As a co-employer, employment-related liabilities are contractually allocated between the Company and the client under a written Professional Services Agreement. Under the Professional Services Agreement, the Company assumes responsibility for and manages the risks associated with each client’s worksite employee payroll obligations, including the liability for payment of salaries and wages (including payroll taxes) to each worksite employee and, at the client’s option, responsibility for providing group health, welfare and retirement benefits to such individuals. These obligations of the Company are fixed, whether or not the client makes timely payment of the associated service fee. In this regard, it is important to understand that, unlike payroll processing service providers, the Company issues to each of the client’s worksite employees Company payroll checks drawn on the Company bank accounts. The Company also reports and remits all required employment information and taxes to the Internal Revenue Service (“IRS”) and issues a Federal Form W-2 to each worksite employee under the appropriate Company FEIN. The Company assumes the responsibility for compliance with those employment-related governmental regulations that can be effectively managed away from the client’s worksite. The Company provides to each worksite employee workers’ compensation insurance coverage under the Company’s insurance policy. The client, on the other hand, contractually retains the general day-to-day responsibility to direct, control, hire, terminate and manage each of the client’s worksite employees. The worksite employee services are performed for the exclusive benefit of the client’s business. The client also remains responsible for compliance with those employment-related governmental regulations that are more closely related to the day-to-day management of worksite employees.

The Company charges its clients a service fee that is designed to yield a profit to the Company and to cover the cost of certain employment-related taxes, workers’ compensation insurance coverage and administrative and field services provided by the Company to the client. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of the payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. In addition, the client may choose to offer certain health, welfare and retirement benefits to its worksite employees. The cost of the selected plans is billed separately from the service fee. In addition to the service fee and cost of selected benefit plans, billings to each client also include the wages and other employment related taxes of each worksite employee. The gross billings are invoiced at the time of delivery of each periodic payroll delivered to the client.

The Company contracts with a licensed insurance carrier for workers’ compensation insurance coverage for its worksite employees. In 2002, CNA Financial Corporation (“CNA”) was the provider of such insurance, and in 2003, member insurance companies of American International Group, Inc. (“AIG”) will provide such insurance. The Company pays the premiums for this coverage and passes along to its clients some or all of the costs attributable to the coverage for their respective worksite employees. The Company does not act as an insurance company and is not licensed in any state as an insurance company. However, as part of managing its workers’ compensation programs in 2003 the Company will operate a wholly owned Bermuda based insurance company. The Company does assume certain workers’ compensation risk as a result of providing its services. For a more detailed analysis of the CNA and AIG programs, see “Workers Compensation Plans” beginning on page 10.

The Company has an incentive to minimize its workers’ compensation and unemployment tax costs because the Company bears the risk that its actual costs will exceed those billed to clients, and conversely, the Company profits on these components of its service offerings in the event that it effectively manages such costs.

The Company also provides on a very limited basis HR products and services to small and medium-sized businesses without entering into a co-employer relationship. These products and services range from basic payroll processing to payroll processing and HR management solutions that include most of the Company’s product offerings. These services have not been actively marketed to new clients and revenues generated from such services are not significant.

References in this report to the “Company” or “Gevity” include Gevity HR, Inc. and its consolidated wholly-owned subsidiaries unless the context indicates otherwise. The Company was originally organized in 1993 as a limited partnership (the “Partnership”) to acquire the assets of a PEO business that had operated since 1984. Gevity HR, Inc. (formerly known as Staff Leasing, Inc.) was formed in 1997 to acquire all of the limited partnership interests in the Partnership held by various investors, including certain executive officers, directors, and employees of the Company, pursuant to a reorganization (the “Reorganization”). In the Reorganization, which was concluded in July 1997 simultaneously with the Company’s initial public offering, Gevity acquired all of the limited partnership interests in the Partnership, becoming the sole limited partner and in effect incorporating the business of the Company. In September 1997 as part of the Reorganization, all of the issued and outstanding capital stock of Staff Acquisition, Inc., the general partner of the Partnership, was acquired from Charles S. Craig.

On August 3, 2001 the Company began doing business using the name “Gevity HR”. The new identity was intended to (i) emphasize that the Company provides a broad range of HR solutions to its clients; (ii) confirm the Company’s objective of building long-term relationships with its clients; and (iii) avoid the connotation that the Company is a staffing firm. At its 2002 Annual Meeting of Shareholders, the Company’s shareholders voted to amend the Company’s Articles of Incorporation to change the name of the Company to Gevity HR, Inc.

Recent Events

On March 6, 2003, the Company announced that it executed a letter of intent on March 5, 2003 for the sale of its convertible preferred stock to an affiliate of Frontenac Company LLC (“Frontenac”) in a private placement for a purchase price of $30 million. Frontenac is a Chicago-based private equity investment firm with over $1 billion under active management.

The Company also announced on March 6, 2003 that it executed a letter of intent with Charles S. Craig on March 5, 2003, to purchase 3.1 million shares of Gevity common stock held by Mr. Craig, at a per share price of $5.44 less $.06 per share to reimburse the Company for related expenses. The price of $5.44 per share is the average of the closing prices of the Company’s common stock for the five business days preceding the execution of such letter of intent. Mr. Craig’s holdings in the Company will be reduced from 4.9 million shares to 1.8 million shares (or 9.9% of the Company’s outstanding shares of common stock as of March 5, 2003) after the purchase is completed.

Proceeds from the sale of the convertible preferred stock will provide additional capital to the Company to enable it to pursue its growth strategy, including possible acquisitions. In addition, $16.6 million of the proceeds will be used by the Company to fund the purchase of Mr. Craig’s shares of common stock.

Under the terms of the agreement with Frontenac, dividends will accrue on the convertible preferred stock at the greater of (i) 4% of its stated value or (ii) on an as converted basis, the amount declared on the Company’s common stock on a per share basis. The convertible preferred stock will be convertible into common stock at a per share price of $5.44 which is average of the closing prices of the Company’s common stock for the five business days preceding the execution of this letter of intent. This could result in the issuance of up to 5.5 million shares of common stock upon conversion, or approximately 23.6% of the outstanding shares of common stock as of March 5, 2003, on an as-converted basis, after the repurchase of Mr. Craig’s shares.

As part of the financing, two representatives of Frontenac will join the Board of Directors of the Company. The closing of the private placement with Frontenac is subject to the Company and Frontenac entering into a definitive agreement, approval of the Company’s Board of Directors, shareholder approval and other customary conditions. Such shareholder approval will be sought at the Annual Meeting of Shareholders to be held on May 22, 2003. The closing of the private placement and the repurchase of Mr. Craig’s shares will occur promptly after such shareholder approval is received.

HR Outsourcing Industry

The HR outsourcing industry began to evolve in the early 1980s, largely in response to the difficulties faced by small to medium-sized businesses in procuring workers’ compensation and group health insurance coverage on a cost-effective basis and operating in an increasingly complex legal and regulatory environment. While various service providers, such as payroll processing firms, benefits and safety consultants and temporary staffing firms, were available to assist these businesses with specific tasks, PEOs began to emerge as providers of a more comprehensive outsourcing solution to these burdens. PEOs combined the employees of a large number of clients and leveraged their purchasing power to obtain discounted workers’ compensation and group health insurance policies.

The Company believes that the key factors driving demand for HR outsourcing services include:

•	the increasing acceptance in the small to medium-sized business community of outsourcing certain non-core business functions such as those offered by the Company;

•	the increasing complexity of employment-related governmental regulations and the related costs of compliance;

•	the size and growth of the small to medium-sized business community in the United States;

•	the need of businesses to manage the cash expenditures associated with payroll and payroll-related expenses, including workers’ compensation insurance; and

•	the need to provide competitive health, welfare and retirement benefits on a cost-effective and convenient basis.

Another factor affecting the HR outsourcing industry has been the increasing recognition and acceptance by regulatory authorities of PEOs and the co-employer relationship created by PEOs, with the development of licensing or registration requirements at the state level. The Company and other industry leaders, in concert with the National Association of Professional Employer Organizations (“NAPEO”), have worked with the relevant government entities for the establishment of a regulatory framework that would clarify the roles and obligations of the PEO and the client in the “co-employer” relationship. This framework generally imposes financial responsibility on the PEO in order to promote the increased acceptance and further development of the industry. See “Industry Regulation — State Regulation” beginning on page 16.

Twenty-two states, including five states where the Company has offices (Florida, New York, Texas, Colorado, Tennessee and Minnesota), have passed laws that have licensing, registration or other regulatory requirements for PEOs and several states are considering such regulation. Such laws vary from state to state, but generally codify the requirements that the PEO must reserve the right to hire, terminate and discipline worksite employees and secure workers’ compensation insurance coverage. In certain instances, the Company delegates or assigns such rights to the client. The laws also generally provide for monitoring the fiscal responsibility of PEOs and, in many cases, the licensure of the controlling officers of the PEO.

Since the late 1990’s, due to changes in the workers’ compensation and the group health insurance markets, many PEOs have encountered significant difficulties in obtaining workers’ compensation and group health benefit insurance policies. Many PEOs have exited the industry due to the lack of available workers’ compensation and group health benefit insurance programs or due to their inability to provide the financing security required by insurance companies in order to obtain insurance coverage.

Many of the surviving PEOs, especially the larger ones, are capitalizing on the co-employment model and transforming their businesses into full-service HR outsourcing companies while still offering workers’ compensation and group health benefit insurance programs.

Products and Services

The Company provides a broad range of products and services to its clients. These products and services are primarily offered to the Company’s clients on a “bundled” or all inclusive basis. Health, welfare and retirement programs may be elected to be offered to worksite employees at the option of each client. The Company provides these products and services to its clients through the following core activities:

Find the Right People.    The Company assists its clients in finding the right people for their businesses by providing:

• recruiting process best practices	• candidate assessment
• job description development	— resume screening
• new hire salary information	— pre-employment assessment
• recruitment advertising services	— background screening
• interview guidelines and assistance	— drug screening
• new hire forms
• employee orientation guidelines

Develop and Manage People.    The Company assists its clients in developing and managing their people by providing:

• employee development best practices • employee information management • employee skills assessment • performance management solutions	• development and training — employee orientation programs — Gevity eLearning — HR video library — custom employee development programs

Retain the Best Employees.    The Company assists its clients in retaining the best employees for their businesses by providing:

• health benefits (medical, dental and vision) • retirement plans – 401(k) and IRAs • welfare benefits (voluntary life insurance, AD&D, short-term and long-term disability)	• flexible spending accounts • employee assistance programs • employee retention best practices • employee discounts • reward and recognition programs

Manage the Paperwork.    The Company assists its clients in managing employment related paperwork by providing the following services:

• 401(k) plan administration • Section 125, FMLA and COBRA administration • time and attendance systems • payroll processing, employment related tax filings and administration	• Form W-2 preparation • unemployment claims administration • benefits annual enrollment administration • benefits claims processing (health, disability and workers’ compensation)

Protect our clients’ business.    The Company assists its clients in protecting their businesses by providing:

• HR policies forms and best practices • regulatory compliance and guidance • wage and hour guidance • employee progressive counseling process • employee hiring and termination guidelines	• employee exit interview guidelines and forms • workers’ compensation insurance • workplace safety guidance • re-employment toolkit

Clients

Overview.    As of December 31, 2002, the Company’s customer base consisted of over 6,600 client companies with an average of 15.0 employees.

The Company had clients classified in over 500 Standard Industrial Classification (“SIC”) codes. The following table shows the Company’s client distribution by major SIC code industry grouping for the years indicated, ranked as a percentage of gross billings to clients:

Client Billings	2000	2001	2002
Services(1)	24.4%	28.2%	34.8%
Construction	30.4	26.1	17.5
Manufacturing	12.4	12.6	12.9
Retail Trade	8.8	9.2	10.3
Restaurants	7.5	6.3	4.5
Finance/Insurance/Real Estate	4.1	5.1	7.8
Agriculture	4.9	4.1	3.0
Wholesale Trade	3.9	4.7	6.8
Transportation	3.2	3.4	2.1
Other	0.4	0.3	0.3

Total	100.0%	100.0%	100.0%

(1)	The “Services” category consist principally of clients in the following industries: health services, business services, personal services (e.g., laundry and dry cleaning, beauty and barber shops), hotel and lodging services, computer services, legal services, building maintenance, social services and miscellaneous repair services.

The Company delivers its services through a combination of dedicated client services professionals located in the field offices and at the Company’s headquarters, as well as through the Gevity HR Central portal. In order to provide proactive client relationship management, each of the Company’s clients has been assigned a single client services professional to serve as the client relationship manager. This allows the client to interface with the Company through a single point of contact.

Client Selection and Retention Strategy.    Historically, the Company’s sales force sold its services to all businesses within an established client selection criteria. As a result, the Company’s client base has contained significant segments of businesses with fewer than five employees, start-up businesses and small construction businesses that tend to be volatile and less likely to succeed than larger businesses with longer operating histories in less cyclical industries.

During 2000, the Company modified its selection criteria for new clients to restrict the solicitation of businesses with fewer than five employees and those paying wages substantially below the average for their trade or business. At that time, the Company modified its pricing model to take into account factors such as the size of the client based on worksite employee count, competitiveness of wages and payroll volume, and the length of time the client has been in business. Additionally, the Company decided to exit certain high-risk industry segments and terminated all clients within those segments. In 2001, the Company further refined its client selection criteria for new business by targeting clients with a lower-risk profile. The Company considers industries to be high-risk if there is a likelihood of a high frequency of on-the-job accidents involving worksite employees or a likelihood that any such accidents will be severe.

By no longer selling its services to high-risk clients, the Company believes that it will reduce the volatility of its earnings that are attributable to the cost of its workers’ compensation programs. Volatility in workers’ compensation costs arises due to the complexity in projecting the number of accidents, the ultimate severity of such accidents, and the time over which claims must be paid.

As part of its current client selection strategy, the Company offers its services to businesses within specified SIC codes. All prospective clients are also evaluated individually on the basis of total predicted profitability. This analysis takes into account workers’ compensation risk and claims history, unemployment claims history, payroll adequacy, and credit status. With respect to potential clients operating in certain industries believed by the Company to present a level of risk exceeding industry norms, more rigorous approval requirements must be met before the Company agrees to provide services to the client. This process may include an on-site inspection and review of workers’ compensation and unemployment claims experience for the last three years. In addition, under the terms of the Company’s workers’ compensation agreement, prospective clients operating in certain industries or with historically high workers’ compensation insurance claims experience must also be approved by the Company’s insurance carrier before the Company enters into a contract to provide services.

The Company maintains a client review program that includes a detailed profitability and risk analysis of all its clients. Based on the results of these analyses, the Company may modify its pricing, or if necessary, terminate certain clients that the Company believes would otherwise be detrimental or not contribute to its long-term profitability. For example, in February 2002, the Company reduced its overall risk profile by terminating all clients in the roofing and trucking industries.

Due to general market increases in the costs of insurance related to workers’ compensation and health benefits, the Company implemented a general price increase as of January 1, 2002 and 2003 for most of its clients.

The Company’s client retention rate for 2002 was 74.4% The Company uses the NAPEO standard for measuring client retention, which is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period. The client retention rate is affected by a number of factors including the natural instability of the small to medium-sized business market and clients that were terminated by the Company for reasons that include unacceptable risk and low profitability to the Company.

In order to increase retention of desired clients, the Company implemented several client care initiatives focused on improving client service. For example, each client has been assigned a single relationship manager with proactive responsibility to enrich and broaden the client experience through a single point of contact with the Company. In addition, the Company has fully deployed the Oracle Customer Relationship Management System that allows the Company to quickly respond to and monitor client issues, track response time of client service professionals, and provide better overall client service. The Company also contracts with outside consultants to perform customer satisfaction surveys to gain a better understanding of the reasons that may cause clients to terminate their business relationship with the Company.

Professional Services Agreement.    All clients are required to enter into the Company’s Professional Services Agreement. The Professional Services Agreement provides for an initial one-year term, subject to termination by the Company or the client at any time upon 30 days prior written notice. After the initial term the contract may be renewed, terminated or continued on a month-to-month basis. Following the initial term, most contracts are continued on a month-to-month basis. Based on the results of a financial review, the Company may require the owners of client companies to personally guarantee the client’s obligations under the Professional Services Agreement.

The Company retains the ability to terminate the Professional Services Agreement as well as its co-employment relationship with the worksite employees immediately upon non-payment by a client. The Company manages its credit risk through the periodic nature of payroll, client credit checks, owner guarantees, the Company’s client selection process and its right to terminate the Professional Services Agreement and the co-employment relationship with the worksite employees.

Employment-related liabilities are generally allocated between the Company and the client pursuant to the Professional Services Agreement, with the Company assuming responsibility for worksite employee payroll obligations and for compliance with certain employment-related governmental regulations. On the other hand, the client remains responsible for compliance with the employment-related governmental regulations that are more closely related to the daily supervision, direction and control of worksite employees. In some cases, employment-related liabilities are shared between the Company and the client. The following table summarizes the general division of responsibilities for employment related regulatory compliance under the Professional Services Agreement:

GEVITY	CLIENT

•      All rules and regulations governing the reporting, collection and payment of federal and state payroll taxes on wages, including: (i) federal income tax withholding provisions of the Internal Revenue Code; (ii) state and/or local income tax withholding provisions; (iii) FICA; (iv) FUTA; and (v) applicable state unemployment tax provisions, including managing claims

•      Applicable workers’ compensation laws that cover: (i) procuring workers’ compensation insurance; (ii) completing and filing all required reports; (iii) claims processing

•      COBRA (Consolidated Omnibus Budget Reconciliation Act of 1986) continuation coverage for employees covered under health plans sponsored by Gevity

•      Laws governing the garnishment of wages, including Title III of the Consumer Credit Protection Act

•      All rules and regulations governing administration, procurement and payment of all Company sponsored employee benefit plans elected by the client or worksite employee

•      Fair Labor Standards Act and the Family and Medical Leave Act of 1993*

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

•      Laws affecting the maintenance, storage and disposal of hazardous materials

•      Title VII (Civil Rights Act of 1964, as amended), Immigration Reform and Control Act, the Americans with Disabilities Act, the Age Discrimination in Employment Act, Older Workers Benefit Protection Act (including provisions thereunder relating to client’s premises)

•      All other federal, state, county or local laws, regulations, ordinances and statutes which regulate employees’ wage and hour matters, prohibit discrimination in the workplace or govern the employer/employee relationship

•      Fair Labor Standards Act and the Family and Medical Leave Act of 1993*

*	Gevity and the client are each responsible for certain provisions under the terms of each Act.

Sales and Marketing

The Company markets its services through a direct sales force, which as of December 31, 2002 consisted of approximately 160 sales associates. In order to exercise more control over the client selection process, the Company uses a direct sales force rather than selling through agents. The Company’s sales force is distributed throughout its branch offices. The Company plans to expand its national coverage and add sales offices in major metropolitan areas over the next few years as it targets higher wage employees in white-collar businesses. The Company’s sales associates are compensated by a combination of salary and commission that has, for top producers, generated annual earnings in excess of $250,000.

As the Company’s focus has shifted to selling its services to lower-risk, higher paying clients, an associated change has been required in the composition of the sales force. As a result, the Company has revised the profile of its targeted sales candidates and has also restructured its hiring practices.

In addition, the Company expanded and improved its training and orientation programs. For many years, the Company provided a formal one-week training program for new sales hires, together with on-the-job training. In the fourth quarter of 2002, the Company implemented a comprehensive four-week training program for all new sales associates and also designed a new one-week training program for all existing sales associates. Both training courses emphasize the benefits available to clients through the Company’s expansive technology-based service delivery model and also analyzes the Company’s sales process.

The Company also restructured the compensation system of its sales force, effective January 1, 2003. Historically, sales associates had no defined sales territory and earned commissions based entirely on their individual production levels. In certain instances, this led to internal competition as multiple sales associates competed against each other for the same potential clients. The new sales model subdivides all markets into individually assigned and identified sales territories. The new compensation structure pays a higher base salary to attract more qualified sales candidates and provides an incentive based on the output of the full market, thus facilitating a collaborative environment between sales associates.

The Company generates sales leads from various sources as well as from direct sales efforts and inquiries. Each sales associate visits his or her clients periodically in order to maintain an ongoing relationship and to seek new business referrals. The Company also generates sales leads from referral relationship partners and an information database of small businesses. The Company uses a referral incentive program with its relationship partners to encourage increased referral activity. Further, the Company generates sales leads through contacts produced by its telesales group, which makes calls to prospective clients identified from industry data, purchased lists and other sources.

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

Workers’ Compensation Plans

The Company’s workers’ compensation carrier in 2001 and 2002 was CNA. For 2000, the Company’s workers’ compensation carriers were CNA and, for coverage in the State of Texas, the Texas Workers’ Compensation Fund (the “Texas Fund”). In states where private insurance is not permitted, worksite employees are covered by state insurance funds. Commencing with the policy year which began on January 1, 2003, AIG became the Company’s workers’ compensation carrier under a one-year agreement.

The CNA arrangement is an insured loss sensitive program that provides insurance coverage for claims incurred in each plan year but which will be paid out over future periods. Under the CNA program the Company has individual stop loss coverage at $1 million per occurrence and aggregate stop loss coverage for individual claims that in total exceed the aggregate stop loss amount of 130% of expected losses as determined by CNA. The actual premium payable to CNA is determined based on the industries serviced by the Company and the losses incurred under the program. The Company retains liability for claims paid during the first year of each program. For the 2000 and 2001 CNA programs, the Company guarantees that the premiums paid to CNA during the 2000 and 2001 plan years will earn an annual rate of return equal to seven percent. For the 2002 program the guaranteed rate of return on paid premiums is four and one-quarter percent. The Company is required to pay additional premiums to CNA if the actual return earned by the paid premiums is less than the guaranteed rate of return applicable to each CNA program. The Company has made guaranteed payments in prior years and expects to do so in the future. Additional premium calls may be made by CNA in later years if the premiums paid by the Company in the first year of each program are not sufficient to fund all claims to be paid under such program, subject to the aggregate stop loss coverage amount and the per accident stop loss coverage amount.

The Company is required to provide collateral to CNA based on CNA’s total projected claims covered under each program. The payment of first year claims by the Company and premium payments to fund claims to be paid by CNA in later years reduce the total collateral required to be provided by the Company. The required collateral can be provided in the form of deposits paid to CNA, cash and short-term investments placed into a trust account, letters of credit, and surety bond collateral provided by independent surety bond providers.

The following table summarizes the adjusted specific financial provisions related to the CNA workers’ compensation program for the 2000, 2001 and 2002 program years:

Year Ended	2000 Program Year	2001 Program Year	2002 Program Year
First Year Paid Losses	$26,000,000	$24,945,600	$18,515,000
Insurance Premiums Paid	49,000,000	47,800,000	37,085,000
Collateral Requirements	34,000,000	23,998,000	20,695,617

The 2002 program year is subject to final audit in 2003, and may be subject to further collateral adjustments at that time.

For 2000, the Texas Fund was the provider of workers’ compensation insurance for worksite employees based in Texas. The Texas Fund program was a guaranteed cost insurance arrangement that expired on December 31, 2000. The agreement with the Texas Fund was not renewed beyond the original one-year term. The Company has no workers’ compensation liability with respect to claims by Texas based employees that arose in 2000 for amounts in excess of those paid to the Texas Fund.

Prior to January 1, 2000, the Company’s workers’ compensation coverage was provided by Liberty Mutual Insurance on a guaranteed cost basis. Amounts due under this program were a fixed percentage of the Company’s workers’ compensation payroll and were paid on a monthly basis. The Company has no liability in excess of such amounts paid, for periods prior to January 1, 2000.

Health Benefit Plans

The Company partners with premier managed care companies to provide health insurance to its worksite employees. Blue Cross Blue Shield of Florida (“BCBS”) is the primary partner delivering health care to Florida worksite employees, although Capital Health Plans provides HMO coverage to worksite employees in the Tallahassee, Florida region. The Company’s policy with BCBS is a three-year minimum premium arrangement entered into as of January 1, 2000. The Company renewed its policy with BCBS as of January 1, 2003 for an additional three-year term. Pursuant to this arrangement, the Company is obligated to reimburse BCBS for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered worksite employee associated with this policy are specified by year and the stop loss coverage is provided at the level of 115% of projected claims. The Company’s obligation to BCBS is secured by letters of credit. As of December 31, 2002, the letter of credit for BCBS was $6,000,000. The $6,000,000 approximated one month’s claims payments. The new three-year policy, effective January 1, 2003 allows for an adjustment to the letter of credit amounts based on premium volume and increases claims payment factor to maximum of two months of expected claims run-out.

As of December 31, 2002, BCBS no longer covers clients based in Alabama. Worksite employees of Alabama-based clients are now covered by client sponsored plans.

In Minnesota, HealthPartners (Minnesota) provides health coverage to Minnesota worksite employees.

Aetna U. S. Healthcare (“Aetna”) is the primary health care provider for worksite employees throughout the remainder of the country. Under the Aetna health plan, worksite employees must work a minimum of 25 hours per week to be eligible for coverage. Additional eligibility criteria may be established in each client’s benefits contract. With respect to the Aetna health plan, the Company requires each client that elects health coverage to meet minimum contribution and worksite employee participation rates. The Aetna 2002 health plan is subject to a guaranteed cost contract that caps the Company’s annual liability.

The Company’s dental plans, which include both a PPO and HMO offering, are provided by Aetna for all worksite employees who elect coverage. The Aetna dental plan is subject to a guaranteed cost contract that caps the Company’s annual liability.

In addition to health and dental coverage, the Company offers various other insurance programs to worksite employees such as vision care, life, accidental death and dismemberment, short-term disability and long-term disability.

Information Technology

The Company has invested approximately $48 million and is continuing to invest capital resources in the development and enhancement of its information and technology infrastructure, including computer hardware and software and telephony. This investment is intended to better serve the Company’s client base, achieve a high level of client satisfaction and to allow the Company to improve efficiencies in its operations.

These computer systems provide the Company with the capability to promptly and accurately deliver payroll and related services and generate comprehensive management reports. The Company’s information systems manage all data relating to worksite employee enrollment, payroll processing, benefits administration, management information and other requirements of the Company’s operations. The current systems have high-volume payroll processing capabilities that allow the Company to produce and deliver weekly payrolls to its clients, each customized to the needs of such clients. In 2002, the Company processed approximately 74,000 payroll checks per week.

The Company processes payroll for all of its worksite employees using Oracle’s Human Resource Management System (“HRMS”) and payroll processing application. The Oracle system enables the Company to effectively manage its existing operations and maintain appropriate controls.

The Company provides client services through the use of the Oracle Customer Relationship Management (“CRM”) system. The CRM system allows the Company to more quickly respond to and monitor client issues, track response time of customer service representatives, and provide clients with a better overall customer service experience.

The Company has continued its development and deployment of Gevity HR Central, an online client and employee portal. Gevity HR Central allows clients to input their payroll data directly into the Company’s payroll applications via the Internet. Clients can regularly add or delete employees, view reports, and change payroll information. Gevity HR Central provides real time access to Gevity’s entire suite of HR products and services. Gevity HR Central is fully integrated with the company’s HRMS and payroll engines, CRM solution and financial suite, as well as the Company’s comprehensive line of online products and services. This full integration results in improved client satisfaction, as well as improved operating margins. Oracle’s Portal software provides the foundation, enabling a robust, client configurable portal, while Gevity’s custom developed software provides additional ease of use and service capabilities.

Gevity HR Central allows the Company to service its clients 24 hours a day with increased accuracy and efficiency. Gevity HR Central is updated regularly to increase its functionality. Gevity HR Central is intended to serve as a human resource information portal for clients providing a variety of payroll and human resource tools, templates and information. At the end of 2002, payroll information for approximately 70% of the Company’s worksite employees was submitted over the Internet. Usage of this technology is expected to increase in 2003 as almost 80% of new clients obtained in 2002 opted to use Gevity HR Central when reporting payroll information to the Company.

The combination of the Oracle systems for access and functionality and the Gevity HR Central online capabilities, creates a unique solution capable of growing and adapting to the evolving needs of clients.

The Company’s information technology staff consisted of 57 associates at December 31, 2002. The Company believes the development of its information technology is an integral part of achieving its growth objectives and intends to continue to invest in its technology infrastructure.

Competition

The HR consulting industry is highly fragmented. The Company believes that it is one of the largest co-employers of worksite employees in the United States in terms of active worksite employees and revenues. The Company considers its primary competition to be PEOs, insurance agents, and fee-for-service providers, such as payroll processors and HR consultants. The market for human resource consulting services is expected to become increasingly competitive as larger companies, some of which have greater financial resources than the Company and which have not traditionally operated in this industry, enter the market.

The key competitive factors in the human resource consulting industry are breadth and quality of services, price, reputation, financial stability, and choice, quality and cost of benefits. The Company seeks to compete through its ability to provide a full-service HR solution to its clients through its advanced information technology solutions.

The Company believes that some smaller PEOs are exiting the PEO industry due to increased collateral required by providers of workers’ compensation and health benefits insurance. In addition, an increase in costs and a lack of available workers’ compensation and health benefits insurance programs is impacting these PEOs.

Internal Company Employees

As of December 31, 2002, the Company had 901 internal employees of whom 471 were located at the Company’s headquarters in Bradenton, Florida. The remaining employees were located in the Company’s branch offices. None of the Company’s internal employees is covered by a collective bargaining agreement.

Industry Regulation

Numerous federal and state laws and regulations relating to employment matters, benefit plans and employment taxes affect the operations of the Company. By entering into a co-employer relationship with its clients, the Company assumes certain obligations and responsibilities as an employer under these laws. Because many of these federal and state laws were enacted before the development of non-traditional employment relationships, such as PEOs, temporary employment and other employment-related outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. In addition, the definition of “employer” under these laws is not uniform.

Some governmental agencies that regulate employment have developed rules that specifically address issues raised by the relationship among PEOs, clients and worksite employees. Such regulations are relatively new and, therefore, their interpretation and application of these regulations by administrative agencies and Federal and state courts are limited or non-existent. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. In addition, from time to time, states have considered, and may in the future consider, imposing certain taxes on gross revenues or service fees of the Company and its competitors.

The Company believes that its operations are currently in compliance in all material respects with applicable Federal and state statutes and regulations.

Employee Benefit Plans

Effective April 1, 1997, the Company began to offer a 401(k) retirement plan, designed to be a “multiple employer” plan under the Internal Revenue Code of 1986, as amended (the “Code”) Section 413(c). This plan design enables owners of clients and highly compensated worksite employees, as well as highly compensated internal employees of the Company, to participate. These persons were excluded from the single employer 401(k) retirement plan offered by the Company prior to April 1, 1997, in order to avoid issues of discrimination in favor of highly compensated employees. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act (“ERISA”).

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

On May 13, 2002, the IRS released guidance applicable solely to the tax-qualified status of defined contribution retirement plans maintained by PEOs. In that guidance, the IRS declared that it would not assert a violation of the exclusive benefit rule under Section 401(a) of the Code if a PEO that maintains a single employer 401(k) retirement plan for worksite employees takes certain remedial action by the last day of the first plan year beginning on or after January 1, 2003.

The Company maintains a frozen single employer 401(k) retirement plan benefiting certain worksite employees and intends to take remedial action to qualify for the relief provided under the IRS guidance within the applicable deadline. Since the plan has been frozen since April 1, 1997, and the assets in the plan are less than $4 million, this change is not expected to have a material effect on the Company’s financial condition and the future results of operations.

The status of the active multiple employer 401(k) retirement plan maintained by the Company is unaffected by the recent IRS guidance.

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

Among other employment tax issues related to whether PEOs are employers of worksite employees are issues under the Code provisions applicable to Federal employment taxes. The issue arises as to whether the Company is responsible for payment of employment taxes on wages and salaries paid to such worksite employees. Code Section 3401(d)(1), which applies to Federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an “employer” for purposes of Federal income tax withholding. The courts have extended this common law employer exception to apply for both FICA and FUTA tax purposes. Code Section 3401(d)(1) states that if the person for whom services are rendered does not have control of the payment of wages, the “employer” for this purpose is the person having control of the payment of wages. The Treasury Regulations issued under Code Section 3401(d)(1) state that a third party can be deemed to be the employer of workers under this Section for income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages. Although several courts have examined Code section 3401(d)(1) with regard to PEOs its ultimate scope has not been delineated. Moreover, the IRS has to date relied extensively on the common law test of employment in determining liability for failure to comply with Federal income tax withholding requirements.

Accordingly, while the Company believes that it can assume the withholding obligations for worksite employees, if the Company fails to meet these obligations, the client may be held jointly and severally liable. While this interpretive issue has not, to the Company’s knowledge, discouraged clients from utilizing the Company’s services, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future.

State Regulation

While many states do not explicitly regulate PEOs, 22 states including five states where the Company has offices (Florida, Colorado, Tennessee, Texas and Minnesota) have passed laws that have licensing, registration or other compliance requirements for PEOs and several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. The Company holds licenses, is registered or otherwise compliant in all 22 states. Whether or not a state has licensing, registration or other compliance requirements, the Company faces a number of other state and local regulations that could impact its operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to each person who is an executive officer of the Company as indicated below.

Name	Age	Position
Erik Vonk	50	Chairman of the Board and Chief Executive Officer
James F. Manning	73	Chairman of the Board and Chief Executive Officer (resigned April 2002)
John E. Panning	52	Chief Financial Officer and Director
Lisa J. Harris	42	Senior Vice President, Client Services and Chief Information Officer
Robert Minkhorst	56	Senior Vice President, Marketing and Sales
Gregory M. Nichols	49	Senior Vice President, General Counsel

Erik Vonk has served as Chairman of the Board of Directors and Chief Executive Officer since April 2002. He was retired from February 2001 to April 2002. Mr. Vonk was formerly President and Chief Executive Officer of Randstad North America from 1992 through 2001, a subsidiary of Randstad Holding NV, a worldwide staffing services provider, where he was responsible for organizing the North American operations. In addition, Mr. Vonk served as a member of the Executive Board of Bank Cantrade AG from 1989 to 1992.

James F. Manning served as Chairman of the Board of Directors and Chief Executive Officer from October 2001 until his resignation as Chairman and Chief Executive Officer in April 2002. He continued to provide services to the Company through June 7, 2002, when he resigned from the employment of the Company. He was retired from May 1998 through October 2001. Mr. Manning was formerly with the Company from 1995 through 1998, serving as President of the Company from July 1995 to December 1996, as Vice Chairman of the Board of Directors from January 1997 to May 1998. Mr Manning continues to serve as member of the Board of Directors of the Company.

John E. Panning has served as a director of the Company since May 1998. He has served as Chief Financial Officer since January 1997. In addition, he also served as Chief Operating Officer from May 2001 through May 2002. He served as a member of the Office of the Chairman from January 1997 until December 1999 at which time the Office of the Chairman was disbanded. Mr. Panning was then appointed as a member of the Office of Chief Executive and served until July 1, 2000. From August 1996 to December 1996, he served as Senior Vice President of Finance of the Company; and from January 1995 to July 1996 he served as Senior Vice President of Sales of the Company.

Lisa Harris has served as Senior Vice President, Client Services and Chief Information Officer since January 1999. Before joining the Company, she was Vice President, Information Services of Precision Response Corporation from March 1996 to December 1998.

Robert Minkhorst has served as Senior Vice President, Marketing and Sales since December 2002. From October 2002 to the commencement of his full-time position with the Company, he served as a consultant to Gevity. Before joining Gevity, Mr. Minkhorst was with Royal Philips Electronics N. V. where he served from February 1994 to December 2000 as Chief Executive Officer of Philips Consumer Electronics North America. Prior to this, Mr. Minkhorst served as the Chief Executive Officer of Philips Lighting for North and South America from February 1991 to February 1994.

Gregory M. Nichols served as Senior Vice President, Human Resources and General Counsel from January 2001 through October 2002, at which time Mr. Nichols focused his role with the Company as Senior Vice President and General Counsel and continues to serve in such position. Before joining Gevity, Mr. Nichols served as Vice President of Human Resources and General Counsel of Starboard Cruise Services, Inc. from 1999 to 2000, and as Corporate Counsel for G. Neil Companies from 1994 to 1998. Mr. Nichols is a member of the Florida Bar Association.

SEC REPORTS

The Company is subject to the informational requirements of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith files reports and other information with the SEC. Such reports and information can be inspected and copied at the public reference facilities maintained by the SEC at 450 Fifth Street, N.W., Washington, DC 20549, and at the SEC’s regional offices in New York, New York and Chicago, Illinois. In addition, the Company’s common stock is quoted on the NASDAQ National Market (“NASDAQ”) and the aforementioned material may also be inspected at the offices of NASDAQ.

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company’s website at www.gevityhr.com, as soon as reasonably practicable after electronically filing such reports with the SEC.

ITEM 2.    PROPERTIES

The Company’s operations are conducted from its 107,511 square foot corporate headquarters located in Bradenton, Florida. The Company leases this facility under a lease which expires in November 2005, but which can be renewed, at the option of the Company, for two additional five-year periods.

As of December 31, 2002 the Company leased space for its 40 offices located in Florida, Georgia, Texas, Arizona, Minnesota, North Carolina, Tennessee, Alabama, Colorado, California and New York. The Company believes that its branch office leases, which generally have terms of one to five years, can either be renewed on acceptable terms or that other, comparable space can be located upon the expiration of any branch office lease without significant additional cost to the Company. The Company considers its facilities to be adequate for its current and prospective operations.

ITEM 3.    LEGAL PROCEEDINGS

Lawrence E. Egle v. Gevity HR, Inc., et al. On April 30, 1999, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company, in order to entrench themselves in the management of the Company, breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company. Plaintiffs seek injunctive relief and unspecified damages including attorneys’ and experts’ fees. Negotiations continue between the Company and counsel for the putative plaintiff class in an effort to finalize a definitive settlement agreement. Once finalized, any agreed upon settlement is subject to court approval following notice to the putative class. Management does not expect any settlement to have a material effect on the Company’s financial position.

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

From time to time the Company is made a party to claims based upon the acts or omissions of its clients’ worksite employees. Some states, such as Florida, limit the liability of PEOs for the acts or omissions of worksite employees, other states do not provide a specific limitation. The Company believes that the client should retain liability and be responsible for the acts or omissions of worksite employees and vigorously defends against such claims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

Part II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.    The Company’s common stock is traded on NASDAQ under the ticker symbol “GVHR.” The following table sets forth the high and low stock prices of the Common Stock as reported on NASDAQ and dividends for the last two fiscal years:

Fiscal Year Ended December 31, 2001	High		Low		Dividends
First Quarter Second Quarter Third Quarter Fourth Quarter	$ $ $ $	4.000 4.000 4.000 2.550	$ $ $ $	2.625 2.563 0.890 1.050	$ $ $ $	0.05 0.05 0.05 0.05

Fiscal Year Ended December 31, 2002	High		Low		Dividends
First Quarter Second Quarter Third Quarter Fourth Quarter	$ $ $ $	3.400 4.700 4.030 4.240	$ $ $ $	1.660 2.850 2.560 2.890	$ $ $ $	0.05 0.05 0.05 0.05

Dividends.    The Company did not pay any cash dividends prior to March 14, 2001. The Board of Directors declared a cash dividend on November 22, 2002 of $0.05 per share of common stock, payable on January 31, 2003 to holders of record on January 15, 2003. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

Holders.    As of March 19, 2003, there were 392 shareholders of record of the Company’s common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,500,000	$4.61	1,273,817

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The following selected financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information included as Part II, Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 21.

	FOR THE YEARS ENDED DECEMBER 31,
	1998	1999	2000	2001	2002
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues(1)	$256,160	$286,677	$322,334	$332,828	$374,654
Gross profit	$112,915	$127,623	$95,565	$70,985	$90,524
Operating income (loss)	$34,342	$32,975	$(3,784)	$(29,288)	$4,976
Net income (loss)	$23,395	$21,650	$604	$(15,603)	$4,737
Net income (loss) attributable to common shareholders	$23,395	$21,650	$604	$(15,603)	$4,737
Net income (loss) per share attributable to common shareholders
—Basic	$1.01	$0.99	$0.03	$(0.76)	$0.23
—Diluted	$0.97	$0.97	$0.03	$(0.76)	$0.22
Weighted average common shares (in 000’s)
—Basic	23,207	21,779	21,361	20,606	20,722
—Diluted	24,092	22,210	21,373	20,612	21,074
STATISTICAL AND OPERATING DATA:
Worksite employees at period end	127,470	133,197	124,014	111,910	99,408
Clients at period end	10,751	10,740	9,142	8,040	7,258
Average number of worksite employees per client at period end	11.86	12.40	13.57	13.92	13.70
Capital expenditures	$10,937	$10,911	$4,184	$7,492	$607
BALANCE SHEET DATA:
Total assets	$139,778	$163,570	$212,338	$219,903	$265,535
Long-term accrued workers’ compensation and health reserves	$1,000	$1,000	$20,530	$48,049	$61,672
Total shareholders’ equity	$62,729	$80,756	$77,460	$57,511	$58,605

(1)	Prior to December 31, 2002, the Company reported revenue on a gross basis rather than a net revenue basis. For a more detailed discussion of this accounting change, please refer to the sections of item 7 captioned “Revenue Recognition,” beginning on page 23 and “Accounting Change for Reporting Revenue,” beginning on page 24.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. The Company’s actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” beginning on page 1. The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this filing. Historical results are not necessarily indicative of trends in operating results for any future period.

Overview

The Company is a leading United States provider of human capital management solutions. The Company offers its clients, which are typically small to medium-sized businesses with between five and one hundred employees, a broad range of products and services that provide a complete solution for the clients HR outsourcing needs. As of December 31, 2002, the Company served over 6,600 clients as measured by each client’s FEIN and 7,200 as measured by separate client payroll cycles, with approximately 100,000 active, worksite employees. The company operates branch offices in Florida, Texas, Georgia, Arizona, Minnesota, North Carolina, Tennessee, Alabama, Colorado, California and New York. The Company’s products and services include assistance with recruiting, performance management, training and development, benefits administration, payroll administration, governmental compliance, risk management, unemployment administration, and health, welfare and retirement benefits.

Revenues.    Revenues consist of service fees charged by the Company to cover the costs of certain employment-related taxes, workers’ compensation insurance coverage and administrative and field services provided by the Company to its clients. The service fee charged by the Company is invoiced along with each periodic payroll delivered to the client. The client’s portion of health plan costs is charged separately and is not included in the service fee. Service revenues are recognized in the period in which the worksite employee works. Under this accrual method of accounting, service fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related payroll costs for such wages are accrued as a liability during the period in which the worksite employee earns wages. Subsequent to the end of each period, such wages are paid and the related service fees are billed.

Cost of Services.    Cost of services includes all direct costs associated with the Company’s revenue generating activities as well as employee benefit costs, workers’ compensation insurance and state unemployment taxes.

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

In certain instances, the Company opts to make a contribution toward the cost of the worksite employees’ medical benefit costs. In most small group health markets, medical benefit plan rates vary based on the medical participants’ demographics. In order to offer a competitively priced business solution, the Company may offer reduced medical benefit plan rates to worksite employees with positive risk characteristics. The addition of these selected worksite employees offsets potential adverse selection and helps to stabilize the overall medical benefit plan risk to the Company.

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

The Company offers its medical benefit plans through partnerships with premier health care companies. See “Health Benefit Plans” beginning on page 11. These companies have extensive provider networks and strong reputations in the markets in which the Company operates.

All of the Company’s health care providers offer health maintenance organization (“HMO”) coverage. In Florida, preferred provider organization (“PPO”) coverage is also provided. In the Aetna markets, PPO coverage was offered in 2002 where an HMO offering was not reasonably available. The Company believes that managed care services provided by an HMO are more cost-effective to the Company and participants than those provided by a PPO. At the end of 2002, in excess of 70% of the Company’s health plan participants received their coverage through an HMO.

The Company’s workers’ compensation program from January 1, 2000 through December 31, 2002 was with CNA except with respect to locations in states where private insurance is not permitted and which are covered by state insurance funds. Commencing with the 2003 policy year which began on January 1, 2003, AIG became the Company’s provider of workers’ compensation insurance. The Company’s workers’ compensation program is a loss sensitive program under which workers’ compensation costs and the accrual rate are based upon payroll dollars paid to worksite employees, the specific risks associated with the work performed by worksite employees, the administrative costs of the program, the return on investment premium dollars paid as part of the program and the discount rate used in determining the present value of future payments to be made under the program. The Company reviews the current program year claims information with its independent actuaries. The current accrual rate is adjusted based on current and historical loss trends, fluctuations in the administrative costs associated with the program, actual returns on investment earned with respect to premium dollars paid and changes in the discount rate used to determine the present value of future payments to be made under the program. In addition, each year, the Company evaluates its historical accruals based on an actuarially developed estimate of the ultimate cost to the Company for each open policy year and adjusts such accruals as necessary. These adjustments could be either increases or decreases to workers’ compensation costs, depending upon the actual loss experience of the Company. The final costs of coverage will be determined by the actual claims experience over time as claims close, by the final administrative costs of the program and by the final return on investment earned with respect to premium dollars paid. See “Workers Compensation Plans” beginning on page 10.

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

Income Taxes.    The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. The Company’s effective tax rate for 2002 was 33.2%. Such effective tax rate differed from the statutory federal tax rate primarily because of state taxes and federal tax credits. The Company has recorded a tax benefit in 2001 primarily as a result of the loss from operations and Federal tax credits, and in 2000, the Company recorded a tax benefit primarily as a result of tax-exempt income earned and Federal tax credits.

Profitability.    Profitability is largely dependent upon the Company’s success in generating revenues for its services and managing the costs that are within its control. Revenues and costs of service primarily relate to workers’ compensation coverage, health benefit plans and state unemployment taxes. The Company seeks to manage these costs through the use of: (i) workers’ compensation arrangements with carriers who efficiently manage claims administration, internal risk assessment and client risk management programs; (ii) appropriately designed health benefit plans that encourage worksite employee participation, high HMO enrollment and efficient risk pooling; and (iii) aggressive management of its state unemployment tax exposure.

Table of Contractual Arrangements

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	None	None	None	None	None
Capital Lease Obligations	None	None	None	None	None
Operating Lease Obligations	$9,509,000	$4,133,000	$5,368,000	$8,000	None
Purchase Obligations	None	None	None	None	None
Total	$9,509,000	$4,133,000	$5,368,000	$8,000	None

Off-balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements.

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

Revenue Recognition.    The gross billings that the Company charges its clients under its Professional Services Agreement include each worksite employee’s gross wages, a service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s service fee, which is computed as a percentage of gross wages, is intended to yield a profit to the Company and cover the cost of certain employment-related taxes, workers’ compensation insurance coverage, and administrative and field services provided by the Company to the client, including payroll administration, record keeping, and safety, human resources, and regulatory compliance consultation. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll delivered to the client.

Historically the Company reported the full amount of its gross billings, including the portion that represents the gross wages of its worksite employees, as revenue. As described below, the Company changed from gross revenue reporting to net revenue reporting for worksite employee salaries, wages and certain payroll taxes effective for the fourth quarter of 2002.

The Company reports revenues from service fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees. The Company reports revenues on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. The Company now reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and certain payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes. The Company accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the worksite employee performs work. The Company accrues revenues and unbilled receivables for service fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related PEO service fees are billed.

Accounting Change For Reporting Revenue.    During the quarter ended December 31, 2002, the Company changed from gross revenue reporting to net revenue reporting for worksite employee salaries, wages and payroll-related taxes. Based on the criteria established by EITF No. 99-19, the Company determined that this change better recognizes the substance of the transactions between the Company and its clients. In addition, the change will better focus the Company on, and allow investors to better understand, the financial results of the Company’s core business. This change to a more preferable accounting method resulted in no effect on net income or earnings per share. Because of the significance of this reclassification of revenue and expense components to the income statement, the Company has reflected the change as if it had occurred on January 1, 2000 in the accompanying financial statements. The table presented below reflects the effect of the change on the amounts previously reported for 2001 and 2000 and the amounts that would have been reported for 2002 under the gross revenue reporting method.

For the year ended December 31, 2002 (in thousands):

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$3,404,279	$(3,029,625)	$374,654
Cost of services	3,313,755	(3,029,625)	284,130
Gross profit	90,524	—	90,524
Operating expenses	85,548	—	85,548
Net income (loss)	$4,737	$—	$4,737

For the year ended December 31, 2001 (in thousands):

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$3,180,003	$(2,847,175)	$332,828
Cost of services	3,109,018	(2,847,175)	261,843
Gross profit	70,985	—	70,985
Operating expenses	100,273	—	100,273
Net income (loss)	$(15,603)	$—	$(15,603)

For the year ended December 31, 2000 (in thousands):

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$3,104,240	$(2,781,906)	$322,334
Cost of services	3,008,675	(2,781,906)	226,769
Gross profit	95,565	—	95,565
Operating expenses	99,349	—	99,349
Net income (loss)	$604	$—	$604

Medical Benefit Plan Liabilities.    The Company provides medical benefit plans to its worksite employees through several medical benefits plan providers.

With respect to these medical benefit plans, the Company establishes medical benefit plan liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported. These reserves and the related health benefit plan subsidy are developed using actuarial principles and assumptions which consider a number of factors, including historical claim payment patterns and expected rates of increase in medical care costs. The factor that has the greatest impact on the Company’s financial results is the medical cost trend, which is the rate of increase in health care costs.

In certain instances, the Company decides to make a contribution to the medical benefit plan providers toward the cost of the worksite employees medical benefit plan costs. Such contribution together with higher than anticipated medical cost trend may result in what the Company has designated to be a health benefit plan subsidy.

For each period, the Company estimates the relevant factors, based primarily on historical data and uses this information to determine the assumptions underlying the reserve calculations. An extensive degree of judgment is used in this estimation process. Due to the considerable variability of health care costs and adjustments to health reserves, the health benefit plan subsidy is paid by the Company and is sometimes significant.

The following tables provides the amount of the health benefit plan subsidy by year and the amount of the medical benefit plan liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported:

HEALTH BENEFIT PLAN SUBSIDY

Year Ended	December 31, 2000	December 31, 2001	December 31, 2002
Health Benefit Plan Subsidy	$3,275,000	$9,283,000	$9,500,000

MEDICAL BENEFIT PLAN LIABILITIES

Year Ended	December 31, 2001	December 31, 2002
Medical Benefit Plan Liabilities	$16,071,000	$20,988,000

If the actual amount of the Company’s medical benefit plan liabilities at the end of each period were to increase from the estimates used by the Company, then the Company would have an increase in the amount of its future period Health Benefit Plan Subsidy.

The Company’s financial statements reflect the estimates made within the Cost Of Services on the Company’s Income Statement and within the accrued insurance premiums, health and workers’ compensation reserves on the Company’s Balance Sheet.

In order to give recognition to the medical benefit plan liabilities that are not expected to be paid in the following year, the Company includes a portion of the obligation as a long-term liability.

Workers’ Compensation Plan Liabilities.    The Company had an insured loss sensitive workers’ compensation program with CNA for 2000, 2001 and 2002. As part of such program the Company has individual stop loss coverage at $1 million per occurrence and aggregate stop loss coverage for individual claims that in total exceed the aggregate stop loss amount of 130% of expected losses as determined by CNA.

Commencing with the policy year which began on January 1, 2003, AIG became the Company’s workers’ compensation carrier under a one-year agreement. Such workers’ compensation program is loss sensitive and will provide the Company with individual stop loss coverage at $1 million per occurrence and aggregate stop loss coverage for individual claims that in total exceed the aggregate stop loss amount of 175% of expected losses as determined by AIG.

At least annually, the Company obtains an independent actuarially determined calculation of the estimated costs of claims incurred based on the Company’s historical loss development trends. The estimated costs of the claims calculated may be subsequently revised by the independent actuary based on developments relating to the actual claims incurred. A certain amount of judgment is used in this estimation process by both the independent actuary and the Company.

The following loss reserve development table illustrates the change over time of reserves established for workers’ compensation claims and claims adjustment expenses at the end of the preceding three calendar years for the Company. This table excludes the 2000 program year for the Texas Workers’ Compensation Insurance Fund, which was a guarantee cost program. The second section, reading down, shows the number of claims reported. The third section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The last section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of the Company’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims.

Year Ended	December 31, 2000	December 31, 2001	December 31, 2002
Originally reported reserves for unpaid Claims and Claims expenses limited to $1.0 million per occurrence	$109,000,000	$103,000,000	$76,200,000
Number of claims reported as of:
End of initial year	11,888	10,195	7,701
One year later	12,088	10,475	—
Two years later	12,114	—	—
Cumulative net paid claims as of:
End of initial year	$22,688,384	$21,344,707	$16,859,319
One year later	50,523,541	47,460,874	—
Two years later	69,250,856	—	—
Undiscounted reserves re-estimated as of:
End of initial year	$109,000,000	$103,000,000	$76,200,000
One year later	109,000,000	98,000,000	—
Two years later	108,400,000	—	—

The loss reserve development table for workers’ compensation claims is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

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

Deferred Taxes.    The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and if necessary, establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company were to operate at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, then the Company could be required to establish a valuation allowance against all or a significant portion of the deferred tax assets resulting in a substantial increase in the Company’s effective tax rate.

Results of Operations

The following table presents the Company’s results of operations for the years ended December 31, 2000, 2001 and 2002, expressed as a percentage of revenues:

Year Ended	December 31, 2000	December 31, 2001	December 31, 2002
Revenues	100.0%	100.0%	100.0%
Cost of Services	70.4	78.7	75.8

Gross Profit	29.6	21.3	24.2
Operating Expenses:
Salaries, wages and commissions	18.8	18.6	14.0
Other general and administrative	9.3	8.8	6.7
Depreciation and amortization	2.7	2.7	2.2

Total operating costs	30.8	30.1	22.9

Operating (loss) income	(1.2)	(8.8)	1.3
Interest income	1.4	1.0	0.5
Interest expense	0.0	0.0	0.0
Other non-operating expense	(0.4)	0.0	0.0

(Loss) income before income taxes	(0.2)	(7.8)	1.8
Income tax (benefit) provision	(0.3)	(3.1)	0.6

Net income (loss)	0.1%	(4.7%)	1.2%

SIGNIFICANT TRENDS

Client Retention— The Company decided in 2001 to target new clients with a lower risk profile and to no longer service existing clients in certain high-risk industries. During the first quarter of 2002, all existing clients in certain high-risk industries such as roofing and trucking were terminated. However, the Company will continue to service existing clients in other high-risk industries and intends to retain such clients for as long as they remain profitable to the Company. As a result, the percentage of total Company revenue earned from clients in high-risk industries is expected to decrease over time as the revenue earned from new clients added from other industries increases.

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

Business Insurance—The Company maintains a number of corporate insurance policies, including automobile liability and general liability. For the program years of 2002 and prior, these insurance policies were on a guaranteed cost basis. For the 2003 program years, the automobile and general liability insurance policies will be subject to a deductible amount per incident. In addition, the Company will provide AIG with $2,500,000 of collateral to protect against this exposure. The Company is continuing to seek insurance coverage with lower deductible amounts for this exposure.

Surety Bonds—Through 2002, the Company used surety bonds as collateral for its workers’ compensation insurance programs. As of January 1, 2003, surety bonds will no longer be used to collateralize workers compensations programs. Collateral obligations will be met through the use of cash and cash equivalents.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

For the year ended December 31, 2002, revenues increased 12.5% over 2001, totaling $374.7 million, compared to $332.8 million for 2001. Revenue growth was primarily due to the Company’s strategy of emphasizing its human resources consulting services that it provides to its clients in order to increase the administrative fees that it earns. In addition, revenues increased as the Company increased the charge for its health benefit plans offered to worksite employees and the number of worksite employees participating in the Company’s health benefit plans increased.

Charges to clients for workers’ compensation coverage as a percentage of worksite employees salaries and wages for 2002 was 3.32%, compared to 4.36% for 2001, representing a decrease of 23.9%. Such decline is due to the continuing change in the risk profile of clients serviced. To the extent the Company continues to increase the number of its low-risk clients, the Company expects such charges to continue to decrease.

From December 31, 2001 to December 31, 2002, the number of clients decreased 9.7% from 8,040 to 7,258 and the number of average paid worksite employees decreased 7.7% from 104,852 to 96,741. Such declines are a result of the Company’s decision to target new clients with a lower risk profile and to no longer service existing clients in certain high-risk industries. The Company counts the number of clients based on each unique account number that the Company issues to identify each payroll cycle (e.g., weekly, bi-weekly, monthly, etc.) Accordingly, each business the Company services may have multiple payroll cycles and thereby represents more than one client. The number of unique businesses serviced by the Company as measured by individualized federal identification numbers as of December 31, 2002 was equal to 6,624.

Cost of services which includes the cost of the Company’s medical benefit plans, workers’ compensation insurance, state unemployment taxes and other costs were $284.1 million for 2002, compared to $261.8 million for 2001, representing an increase of $22.3 million, or 8.5%.

The health benefit plan subsidy was $9.5 million in 2002, compared to $9.3 million in 2001. The health benefit plan subsidy in 2002 and in 2001 was primarily attributable to an increase in medical care costs. In addition, the 2001 health benefit plan subsidy was a result of internal collection and billing issues. During 2001, changes were made to the Company’s billing practices to more closely align collection of health care benefit premiums with the worksite employees’ period of coverage. The Company’s collection processes were not adequately modified to collect on the new basis, resulting in a premium collections shortfall and therefore an increased health benefit plan subsidy.

Workers’ compensation costs were $88.0 million for 2002, as compared to $115.8 million for 2001, representing a decrease of $27.8 million or 24.0%. Workers’ compensation costs decreased in 2002 due to the Company’s decision to sell to a target market with a lower risk client profile that pays worksite employees higher wages. Included in workers’ compensation costs for 2001 was an adjustment of $19.7 million. The adjustment was primarily caused by: (i) a lower than expected rate of return on premium payments made to CNA that reflected the decrease in the overall securities market, (ii) a higher discounted present value of the unfunded portion of expected premium payments to be made to CNA which resulted from the decrease in the interest rate environment, and (iii) a change, identified in a mid-year actuarial review by the Company’s independent actuaries, in the estimate of the ultimate total workers’ compensation claims for the 2000 policy year.

State unemployment taxes were $6.2 million for 2002, compared to $6.7 million for 2001, representing a decrease of $0.5 million or 7.5%. This decrease was the result of the Company having fewer paid average worksite employees in 2002 subject to state unemployment taxes.

Gross profit was $90.5 million for 2002, compared to $71.0 million for 2001, representing an increase of $19.5 million, or 27.5%. Gross profit margin increased as a percentage of revenues primarily due to higher workers’ compensation margin from clients in low risk industries and decreased state unemployment taxes. Included in workers’ compensation costs for 2001 was an adjustment of $19.7 million. The adjustment was primarily caused by: (i) a lower than expected rate of return on premium payments made to CNA that reflected the decrease in the overall securities market, (ii) a higher discounted present value of the unfunded portion of expected premium payments to be made to CNA which resulted from the decrease in the interest rate environment, and (iii) a change, identified in a mid-year actuarial review by the Company’s independent actuaries, in the estimate of the ultimate total workers’ compensation claims for the 2000 policy year.

Operating expenses were $85.5 million for 2002, compared to $100.3 million for 2001, representing a decrease of $14.8 million, or 14.7%. The decrease in operating expenses was due to the implementation of various cost saving initiatives, including a reduction in the number of the Company’s internal employees.

Salaries, wages and commissions were $52.3 million for 2002, compared to $61.8 million for 2001, representing a decrease of $9.5 million, or 15.2%. This decrease was due primarily to a reduction in the number of employees during the fourth quarter of 2001 and a continued decline in the number of employees throughout 2002.

Other general and administrative expenses were $25.1 million for 2002, compared to $29.3 million in 2001, representing a decrease of $4.2 million, or 14.2%. The decrease in general and administrative expenses was due to the implementation of cost savings initiatives in areas related to services and outside fees during 2002. In addition, during 2001 the Company incurred marketing and advertising expenses related to the rebranding of the company name.

Depreciation and amortization expenses were $8.1 million for 2002 compared to $9.3 million for 2001. As of January 1, 2002 the Company adopted Financial Accounting Standard (“SFAS”) No. 142 that changes the accounting for goodwill from an amortization method to an impairment-only approach. Application of the non-amortization provisions of SFAS 142 resulted in a decrease in amortization during 2002 of $0.7 million. The Company conducted an independent review of goodwill and other intangible assets as of January 1, 2002 and concluded that there was no goodwill impairment. The Company has also determined that no subsequent events have taken place to change such conclusion.

Interest income was $2.0 million for 2002, compared to $3.3 million for 2001, representing a decrease of $1.3 million due to a general decline in interest rates.

The Company had no long-term debt obligations outstanding in 2002 and 2001 and accordingly incurred no interest expense.

Income taxes of $2.4 million for 2002 represented a provision at an effective tax rate of 33.2%. Such effective tax rate differed from the statutory Federal tax rate primarily because of state taxes and Federal tax credits. Income tax benefit of $10.4 million for 2001 was primarily the result of recording the tax benefit from the loss from operations and income tax credits.

Net income was $4.7 million for 2002, compared to a net loss of $15.6 million for 2001, representing an increase of $20.3 million.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

For the year ended December 31, 2001, revenues increased 3.3% over 2000, totaling $332.8 million, compared to $322.3 million for 2000. Revenue growth was slowed in 2001 as a result of the Company’s decision to target new clients with a lower risk profile and to terminate clients in certain high-risk industries.

Charges to clients for workers’ compensation coverage as a percentage of worksite employees salaries and wages for 2001 was 4.36%, compared to 5.33% for 2000, representing a decrease of 18.2%. Such decline is due to the continuing change in the risk profile of clients serviced. To the extent the Company continues to increase the number of its low-risk clients, the Company expects such charges to continue to decrease.

From December 31, 2000 to December 31, 2001, the number of active worksite employees decreased 9.8% from 124,014 to 111,910. This decrease was primarily due to the Company’s decision to discontinue marketing its services to certain industries, and its termination of client relationships having an aggregate of approximately 5,800 employees that were unprofitable to the Company or were running low payroll volumes per employee.

Cost of services which includes the cost of the medical benefit plans, workers’ compensation insurance, state unemployment taxes and other costs were $261.8 million for 2001, compared to $226.8 million for 2000, representing an increase of $35.0 million, or 15.5%.

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

Workers’ compensation costs were $115.8 million for 2001, as compared to $117.5 million for 2000, representing a decrease of $1.7 million or 1.4%. Workers’ compensation costs decreased in 2001 due to the Company’s decision to sell to a target market with a lower risk client profile and that pays higher wages to employees. Included in workers’ compensation costs for 2001 was an adjustment of $19.7 million. The adjustment was primarily caused by: (i) a lower than expected rate of return on premium payments made to CNA that reflected the decrease in the overall securities market, (ii) a higher discounted present value of the unfunded portion of expected premium payments to be made to CNA which resulted from the decrease in the interest rate environment, and (iii) a change, identified in a mid-year actuarial review by the Company’s independent actuaries, in the estimate of the ultimate total workers’ compensation claims for the 2000 policy year.

State unemployment taxes were $6.7 million for 2001, compared to $3.2 million for 2000, representing an increase of $3.5 million or 107.5%. This increase was the result of higher costs in Florida in 2001.

Gross profit was $71.0 million for 2001, compared to $95.6 million for 2000, representing a decrease of $24.6 million, or 25.7%. Gross profit margin decreased as a percentage of revenues primarily due to an adjustment of $19.7 million recorded in workers’ compensation costs in 2001, increased state unemployment taxes and an increase in the health benefit plan subsidy. The adjustment of $19.7 million to workers’ compensation costs was primarily caused by: (i) a lower than expected rate of return on premium payments made to CNA that reflected the decrease in the overall securities market, (ii) a higher discounted present value of the unfunded portion of expected premium payments to be made to CNA which resulted from the decrease in the interest rate environment, and (iii) a change, identified in a mid-year actuarial review by the Company’s independent actuaries, in the estimate of the ultimate total workers’ compensation claims for the 2000 policy year.

Operating expenses were $100.3 million for 2001, compared to $99.3 million for 2000, representing an increase of $1.0 million, or 0.9%.

Included in operating expenses were salaries, wages and commissions of $61.8 million for 2001, compared to $60.6 million for 2000, representing an increase of $1.2 million, or 2.0%. Salaries, wages and commissions for 2001 included $1.1 million related to management reorganization and severance payments related to reductions in the Company’s internal employee base.

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

Liquidity and Capital Resources

The Company had $126.2 million in cash and cash equivalents, restricted certificates of deposit and marketable securities at December 31, 2002. The Company is required to collateralize its obligations under its workers compensation and health benefit plan coverages. The Company uses its cash and cash equivalents as well as surety bonds to collateralize these obligations as more fully described below.

At December 31, 2002, the Company had pledged $92.5 million of restricted certificates of deposit and restricted marketable securities, with original maturities of less than one year, as collateral for certain standby letters of credit or in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans. During 2002, the Company replaced $40.2 million in net surety bonds related to its 2000 and 2001 workers’ compensation programs with CNA with other forms of collateral, including cash and cash equivalents. The Company has no net surety bonds outstanding as of December 31, 2002.

The Company’s workers’ compensation programs for the 2000 through 2002 program years are subject to further collateral adjustments, depending upon the final audit of the 2002 program year and upon actual development of claims for all program years.

The Company has announced that AIG will provide workers’ compensation insurance in 2003 for all of its worksite employees. As part of the AIG program, the Company anticipates that $28.5 million of cash and cash equivalents will be used as collateral during 2003. In addition, in connection with the Company’s automobile and general liability insurance policy for 2003, $2.5 million of cash and cash equivalents will be provided as collateral to AIG. For more detailed information regarding the AIG program, please see the Company’s Current Report on Form 8-K filed on October 23, 2002.

The Company’s collateralization obligations under its medical benefit plans are funded through 2002. The Company has announced that it has renewed its medical benefit plan with Aetna for 2003. The Company anticipates that $2.0 million of cash and cash equivalents will be used to collateralize the Aetna program. The final amount of collateral is subject to determination based on the number of plan participants electing PPO coverage. The Company has also announced that it has renewed its medical benefit plan with Blue Cross Blue Shield of Florida (“BCBS”). The amount of collateral required to be provided to BCBS is expected to increase over the three-year renewal term, based in part on the increase in plan participation.

The Company had no long-term debt as of December 31, 2002. In July 1999, the Company entered into an agreement with Bank of America (formerly NationsBank) for a $10 million revolving line of credit to provide for intraday working capital needs. Borrowings under the credit facility bear interest at variable rates based on the lenders’ base rate or LIBOR. No borrowings were made against the credit line and the credit line was not renewed upon its expiration in July 2001. At December 31, 2002, the Company had working capital of $89.6 million.

The Company’s gross billings charged to its clients include: (i) each worksite employee’s gross wages; (ii) a markup which is computed as a percentage of the gross wages; (iii) related payroll taxes; and (iv) the client company’s portion of benefits, including medical and retirement benefits, provided to the worksite employees based on elected coverage levels by the client and the worksite employee. Included in the Company’s charges to its clients during 2002 were salaries, wages and payroll taxes of worksite employees of $3,106.7 million.

The charges to clients by the Company derived from salaries, wages and payroll taxes is managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the worksite employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of the Professional Services Agreement, the Company is obligated to make certain wage, tax and regulatory payments. Because of this, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving from the client the service fees charged by the Company.

The Company’s primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers’ compensation expense and health benefit plan premiums.

Net cash provided from operations was $34.3 million for 2002. In 2001, the Company invested $0.6 million in its facilities and technology infrastructure. For 2003, the Company anticipates total capital expenditures of $2.2 million.

The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, anticipated levels of health benefit plan subsidies, collateralization requirements for insurance coverages, and other operating cash needs. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its requirements through 2003. On March 6, 2003 the Company announced that it executed on March 5, 2003 a Letter of Intent for a private placement of $30.0 million convertible preferred stock with Frontenac Company LLC. Proceeds of the transaction will provide additional capital to the Company in order for it to pursue its growth strategy. A portion of the proceeds of the transaction will be used to repurchase 3.1 million shares of the Company from Charles S. Craig for $16.6 million. Under the terms of the agreement with Frontenac Company LLC, the preferred shares will carry a greater of 4% or common dividend of 4% and will be convertible into common shares at a per share price of $5.44. The closing of the private placement is subject to shareholder approval and other customary conditions. The closing of the private placement will occur promptly after shareholder approval is received at the Annual Meeting of Shareholders to be held on May 22, 2003. If the Company does not achieve its profitability objectives in 2003, and its cash balances and cash flow from operations are inadequate to meet its operating and collateralization requirements as well as its long-term capital needs, then the Company may explore additional external financing alternatives, including public or private debt and/or equity financing. However, there is no assurance that financing from other external sources will be available to the Company at prevailing market rates.

In 2002, the Company purchased 34,000 shares of the Company’s stock at a cost of $135,750 for the Company’s Employee Stock Purchase Plan that was approved at the Annual Shareholder’s meeting on May 24, 2001. Internal employees of the Company, who regularly work more than 20 hours per week and have been employed with the Company for at least ninety days prior to the offering period, are eligible to participate in the Plan. Participants, through payroll deduction, may purchase a maximum of five hundred shares during the offering period at a cost of 85% of the lower of the stock price as of the beginning or end of the offering period. Employees purchased 45,255 shares under this plan for the period ended December 31, 2002.

Inflation

The Company believes that inflation in salaries and wages of worksite employees has a positive impact on its results of operations as its service fee is proportional to such changes in salaries and wages.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company utilizes U.S. government agency and other corporate debt with fixed rates and maturities of less than one year to manage its exposures to interest rates. (See Note 4 to the

Consolidated Financial Statements appearing elsewhere in this Form 10-K). The Company is also subject to market risk from exposures to changes in interest rates related to insurance premiums paid to CNA under its workers’ compensation programs for the policy years 2000 through 2002. The insurance premiums paid to CNA are invested in U. S. government agency and corporate debt instruments with fixed rates. Prior to December 31, 2001 twenty percent of the insurance premiums paid to CNA were invested in equity instruments. Such equity investments have been liquidated and reinvested in fixed income instruments. No additional investments in equity instruments with premium dollars paid to CNA were made. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2003, although there can be no assurances that interest rates will not change.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICES OF THE REGISTRANT

The information regarding the Company’s executive officers is included in Item 1 of Part I under “Executive Officers of the Registrant.” Other information required by this Item 10 will be contained in the Company’s Proxy Statement, relating to the 2003 Annual Meeting of Shareholders to be held on May 22, 2003 (the “Proxy Statement”) and is incorporated herein by reference.

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

ITEM 14.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) of the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation. There have been no significant changes in the Company’s internal controls, or other factors that could significantly affect the Company’s internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer carried out their evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

ITEM 15.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 15 will be contained in the Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 16.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	The financial statements and independent auditors’ report are listed in the “Index to Financial Statements and Financial Statement Schedule” on page F-1 and included on pages F-2 through F-29.

2.	The financial statement schedule required by Item 14(a)(2) is included on page S-1.

3.	Exhibits Index; including those incorporated by reference:

Exhibit No.	Description
2.1

Agreement and Plan of Merger by and among SLI Transitory, L.P., Staff Capital, L.P. and the Company (filed as Exhibit 4.3 to the Company’s registration statement no. 333-22933 on Form S-1 filed March 7, 1997 and incorporated herein by reference).

3.1	Articles of Amendment and Restatement of the Articles of Incorporation (filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed April 25, 2002 and incorporated herein by reference).
3.2	Second Amended and Restated Bylaws.+
4.1

Rights Agreement dated as of April 23, 2002 by and between the Company and American Stock Transfer & Trust Company, and exhibits thereto (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A dated April 25, 2002 and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s registration statement no. 333-22933 on Form S-1 filed March 7, 1997 and incorporated herein by reference).
10.1	2002 Stock Incentive Plan of the Company (filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed April 25, 2002 and incorporated herein by reference).
10.2

1997 Stock Incentive Plan of the Company, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement no. 333-68929 on Form S-1 filed December 15, 1998 and incorporated herein by reference).

10.3	Annual Incentive Compensation Plan for Executive Officers (filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A filed April 25, 2002 and incorporated herein by reference).
10.4	Employee Stock Purchase Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed April 20, 2001 and incorporated herein by reference).
10.5	Form of Indemnification Agreement between the Company and each of its directors and executive officers.* +
10.6

Employment offer letter dated December 9, 2002 from the Company, accepted by Robert Minkhorst (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 13, 2002 and incorporated herein by reference).*

10.7

Change in Control Severance Agreement by and between the Company and Robert Minkhorst, dated December 12, 2002 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 13, 2002 and incorporated herein by reference).*

10.8

Employment Agreement by and between the Company and Erik Vonk, dated March 21, 2002 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 25, 2002 and incorporated herein by reference).*

10.9

Form of Securities Purchase Agreement by and between the Company and Erik Vonk (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated March 25, 2002 and incorporated herein by reference).*

10.10

Change in Control Severance Agreement by and between the Company and Erik Vonk, dated March 21, 2002(filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated March 25, 2002 and incorporated herein by reference).*

10.11

Form of Executive Agreement by and between the Company and John E. Panning (filed as Exhibit 10.3 to the Company’s Registration Statement no. 333-22933 on Form S-1 filed March 7, 1997 and incorporated herein by reference).*

Exhibit No.	Description
10.12

Executive Agreement by and between Lisa J. Harris and the Company, dated February 23, 2000, regarding change in control severance agreement (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).*

10.13

Employment offer letter dated August 18, 2000 from the Company, accepted by Michael Ehresman (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).*

10.14

Executive Agreement by and between Michael W. Ehresman and the Company, dated November 14, 2000, regarding change in control severance agreement (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*

10.15

Employment offer letter dated November 22, 2000 from the Company accepted by Gregory M. Nichols (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).*

10.16

Executive Agreement by and between Gregory M. Nichols and the Company, dated February 16, 2001, regarding change of control and severance (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). *

10.17

Interim Service Agreement, by and between the Company and James F. Manning, dated October 10, 2001 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).*

10.18	First Amendment to the Interim Service Agreement by and between the Company and James F. Manning, dated March 29, 2002.*+
10.19

Agreement of Lease by and between Quixotic Investment Holdings, Inc. (Landlord) and the Company, dated March 27, 1995, for premises located at 600 301 Boulevard West, Suite 202, Bradenton, Florida 34205 (filed as Exhibit 10.7 to the Company’s Registration Statement no. 333-22933 and incorporated herein by reference).

10.20

Final Bound Proposal of AIG Risk Management, Inc. to be the carrier of the 2003 Workers’ Compensation Program of the Company (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 23, 2002 and incorporated herein by reference).

10.21

Lease Agreement dated December 5, 1997, between Aldina, L.C. and Staff Capital, L.P. (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.22

Workers’ Compensation and Employers’ Liability Policy issued by Texas Workers’ Compensation Insurance Fund to Gevity HR of Texas, L.P., effective January 1, 2000. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.23

Finance Agreement for Paid Loss Workers’ Compensation deductible dated as of January 1, 2000, between the Company and Continental Casualty Company. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.24

Workers’ Compensation and Employers Liability Policy issued by Continental Casualty Co. to the Company, effective January 1, 2000. (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.25

Finance Agreement for Paid Loss Workers’ Compensation deductible dated as of January 1, 2001, between the Company and Continental Casualty Company (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).*

10.26

Finance Agreement for Paid Loss Workers’ Compensation deductible dated as of January 2, 2002, between the Company and Continental Casualty Company (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

18.1	Independent Auditors’ letter regarding the Company’s revenue reporting change from gross to net revenues.+
21.1	List of Subsidiaries of the Company.+
23.1	Independent Auditors’ Consent to Form S-8 (filed as Exhibit 23.1 to the Company’s Registration Statement No. 333-68929 and on Form S-1 Filed December 15, 1998 and incorporated herein by reference).

Exhibit No.	Description
23.2	Independent Auditor’s Consent to Form 10-K.+
99.1	Certification of Erik Vonk, as Chief Executive Officer, Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
99.2	Certification of John E. Panning, as Chief Financial Officer, Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*	Management contract or compensatory plan or arrangement.
+	Filed electronically herewith.
(b)	Current Reports on Form 8-K filed during the quarter ended December 31, 2002.
(1)	A Current Report on Form 8-K was filed on December 13, 2002 announcing the employment of Robert Minkhorst as the Company’s Senior Vice President of Marketing and Sales.
(2)	A Current Report on Form 8-K was filed on December 3, 2002 announcing the declaration of a quarterly dividend of $.05 per share of Company common stock.
(3)	A Current Report on Form 8-K was filed on October 23, 2002 announcing that member insurance companies of American International Group, Inc. agreed to provide workers’ compensation insurance for all of Gevity’s worksite employees effective January 1, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gevity HR, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.

/s/    ERIK VONK

Dated: March 28, 2003

Erik Vonk

Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ERIK VONK Erik Vonk	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ JOHN E. PANNING John E. Panning	Chief Financial Officer and a Director (Principal Financial Officer)	March 28, 2003

/s/ PETER C. GRABOWSKI Peter C. Grabowski	Chief Accounting Officer	March 28, 2003

/s/ GEORGE B. BEITZEL George B. Beitzel	Director	March 28, 2003

/s/ DARCY E. BRADBURY Darcy E. Bradbury	Director	March 28, 2003

/s/ CHARLES S. CRAIG Charles S. Craig	Director	March 28, 2003

/s/ JONATHAN H. KAGAN Jonathan H. Kagan	Director	March 28, 2003

/s/ JAMES F. MANNING James F. Manning	Director	March 28, 2003

/s/ ELLIOT B. ROSS Elliot B. Ross	Director	March 28, 2003

CERTIFICATIONS

I, Erik Vonk, Chief Executive Officer of Gevity HR, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Gevity HR, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(c)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/    ERIK VONK

Erik Vonk

Chief Executive Officer

I, John E. Panning, Chief Financial Officer of Gevity HR, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Gevity HR, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/    JOHN E. PANNING

John E. Panning

Chief Financial Officer

GEVITY HR, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Gevity HR, Inc.

Bradenton, Florida

We have audited the accompanying consolidated financial statements and financial statement schedule of Gevity HR, Inc., and subsidiaries (the “Company”) listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2002. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2002 the Company changed from gross revenue reporting to net revenue reporting for worksite employee salaries, wages and payroll-related taxes.

As discussed in Note 1 to the consolidated financial statements, as of January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP

CERTIFIED PUBLIC ACCOUNTANTS

Tampa, Florida

March 6, 2003

GEVITY HR, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	December 31, 2001	December 31, 2002
	(in $000’s except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,929	$33,769
Certificates of deposit—restricted	10,183	13,431
Marketable securities	2,701	—
Marketable securities—restricted	24,079	79,023
Accounts receivable, net	79,076	87,302
Deferred tax asset	5,920	7,984
Other current assets	4,206	13,068

Total current assets	182,094	234,577
Property and equipment, net	23,646	16,398
Goodwill, net of accumulated amortization of $5,979 and $5,979, respectively	8,692	8,692
Deferred tax asset	902	123
Other assets	4,569	5,745

Total assets	$219,903	$265,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued insurance premiums, health and workers’ compensation insurance reserves	$30,203	$33,999
Accrued payroll and payroll taxes	70,565	93,379
Accounts payable and other accrued liabilities	5,986	4,420
Income taxes payable	2,091	3,959
Customer deposits and prepayments	4,203	8,150
Dividends payable	1,030	1,041

Total current liabilities	114,078	144,948
Long-term accrued health and workers’ compensation insurance reserves	48,049	61,672
Other long-term liabilities	265	310
Commitments and contingencies (See notes)
Shareholders’ equity:
Common stock, $.01 par value	206	208
Shares authorized: 100,000,000
Shares issued and outstanding: 2001—20,562,562 2002—20,760,040
Additional paid in capital	38,726	39,238
Retained earnings	18,578	19,158
Other	1	1

Total shareholders’ equity	57,511	58,605

Total liabilities and shareholders’ equity	$219,903	$265,535

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2000	2001	2002
	(in $000’s, except per share data)
Revenues	$322,334	$332,828	$374,654
Cost of services	226,769	261,843	284,130

Gross profit	95,565	70,985	90,524
Operating expenses:
Salaries, wages and commissions	60,573	61,759	52,341
Other general and administrative	30,009	29,252	25,091
Depreciation and amortization	8,767	9,262	8,116

Total operating expenses	99,349	100,273	85,548

Operating (loss) income	(3,784)	(29,288)	4,976
Interest income, net	4,779	3,291	1,986
Other (expense) income, net	(1,421)	(8)	126

(Loss) income before income taxes	(426)	(26,005)	7,088
Income tax (benefit) provision	(1,030)	(10,402)	2,351

Net income (loss) attributable to common shareholders	$604	$(15,603)	$4,737

Net income (loss) per share
—Basic	$.03	$(.76)	$.23
—Diluted	$.03	$(.76)	$.22

Weighted average common shares outstanding
—Basic	21,361	20,606	20,722
—Diluted	21,373	20,612	21,074

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

	Common Stock (shares)	Common Stock	Additional Paid In Capital	Other	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(In $000’s except for share data)
Balance, December 31, 1999	21,709,542	$217	$42,987	$(109)	$(40)	$37,701	$80,756
Repurchase and retirement of common stock	(1,058,435)	(10)	(4,082)				(4,092)
Tax benefit of restricted stock plan vesting			55				55
Other				109			109
Comprehensive Income:
Unrealized gain on marketable securities					28
Net income						604
Total comprehensive income							632

Balance, December 31, 2000	20,651,107	207	38,960	—	(12)	38,305	77,460
Repurchase and retirement of common stock	(88,545)	(1)	(234)				(235)
Dividends paid and payable						(4,124)	(4,124)
Comprehensive Loss:
Unrealized gain on marketable securities					13
Net loss						(15,603)
Total comprehensive loss							(15,590)

Balance, December 31, 2001	20,562,562	206	38,726	—	1	18,578	57,511
Repurchase and retirement of common stock	(34,000)		(136)				(136)
Issuance of common stock	231,478	2	638				640
Tax benefit of stock option exercises			10				10
Dividends paid and payable						(4,157)	(4,157)
Comprehensive Income:
Net income						4,737
Total comprehensive income							4,737

Balance, December 31, 2002	20,760,040	$208	$39,238	$—	$1	$19,158	$58,605

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	2001	2002
	(in $000’s)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$604	$(15,603)	$4,737
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,767	9,262	8,116
Deferred taxes (benefit) provision	(2,166)	(11,387)	(1,285)
Provision for bad debts	258	363	491
Other	(676)	(233)	34
Changes in operating assets and liabilities:
Certificates of deposit—restricted	(4)	(2,402)	(3,248)
Accounts receivable	(29,970)	(8,096)	(8,717)
Other current assets	7,771	(483)	(8,862)
Accounts payable and other accrued liabilities	(5,431)	529	(1,566)
Accrued payroll and payroll taxes	39,812	(4,822)	22,814
Accrued insurance premiums, workers’ compensation and health insurance reserves	1,432	6,047	3,796
Income taxes payable	195	1,896	1,868
Customer deposits and prepayments	(225)	905	3,947
Other long-term assets	(1,211)	707	(1,509)
Increase in long-term workers’ compensation and health insurance reserves	19,530	27,519	13,623
Other long-term obligations	60	(130)	45

Net cash provided by operating activities	38,746	4,072	34,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities classified as available for sale:
Purchases	(168,640)	(155,891)	(179,639)
Maturities	166,299	167,300	127,443
Capital expenditures	(4,184)	(7,492)	(607)

Net cash (used in) provided by investing activities	(6,525)	3,917	(52,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividend to shareholders	—	(3,094)	(4,145)
Repayment of shareholders’ notes receivable	59	—	—
Proceeds from sales of common shares, net	—	—	640
Repurchase of common shareholders’ interests	(4,092)	(235)	(136)

Net cash used in financing activities	(4,033)	(3,329)	(3,641)

Net increase (decrease) in cash and cash equivalents	28,188	4,660	(22,160)
Cash and cash equivalents—beginning of year	23,081	51,269	55,929

Cash and cash equivalents—end of year	$51,269	$55,929	$33,769

Supplemental disclosure of cash flow information:
Income taxes paid	$92	$(902)	$1,747

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in $000’s, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—Gevity HR Inc. and subsidiaries, (“the Company”) is headquartered in Bradenton, Florida and operates as one business segment which provides human resource outsourcing services to small to medium-sized businesses primarily in the states of Florida, Texas, Georgia, Arizona, Minnesota, North Carolina, Tennessee, Alabama, Colorado, California and New York. The Company, through its wholly-owned subsidiaries, provides products and services that include assistance with recruiting, performance management, training and development, benefits administration, payroll administration, regulatory compliance, risk management, unemployment administration and health, welfare and retirement benefits. The Company is paid a service fee to cover the cost of certain employment related taxes, workers’ compensation insurance coverage and administration and field services, plus a markup to cover overhead and to provide a profit. The client’s portion of health and welfare plan costs are charged if elected by the client. All fees charged by the Company are invoiced along with each periodic payroll delivered to the client. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of the payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. In order to utilize the Company’s products and services, the client transfers certain employment-related risks and liabilities to the Company and retains other risks and liabilities. In this context, the client and the Company are each viewed as and become a “co-employer” of the client’s worksite employees.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Gevity HR, Inc. and all of its wholly-owned subsidiaries: Gevity HR, LLC; Staff Insurance, Inc.; Staff Insurance Corp.; Concorda Insurance Company Limited; Jarvis Services Corp.; and the operating limited partnerships (“OLPs”) of Gevity HR, LP; Gevity HR II, LP; Gevity HR III, LP; Gevity HR IV, LP; Gevity HR V, LP; Gevity HR VI, LP; Gevity HR VII, LP; Gevity HR VIII, LP; Gevity HR IX, LP; and Gevity HR X, LP (hereafter, collectively, the “Company”). All intercompany balances and transactions have been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to the reserve for health benefit claims and workers compensation claims. Actual results could differ from those estimates.

Marketable Securities—The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 2002, all of the Company’s investments in marketable securities, including restricted and unrestricted, are classified as available-for-sale, and as a result, are reported at market value. Unrealized gains and losses, net of income taxes, are reported as a separate component of shareholders’ equity and comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The cost of investments sold is based on the average cost method, and realized gains and losses are included in other income (expense).

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the lesser of the remaining estimated useful lives of the related assets or lease terms, as follows:

Years
Automobiles	5
Computer hardware and software	3 to 7
Furniture and equipment	5 to 7
Leasehold improvements	Life of lease

Goodwill—As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, and no longer amortizes goodwill but reviews goodwill for impairment annually, or more frequently if certain indicators arise.

Fair Value of Financial Instruments—The carrying values of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable and other accrued liabilities approximate fair value.

Valuation of Long-Lived Assets—The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when indicators of impairment are present and undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying amount. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Cash Equivalents—Cash equivalents are defined as short-term investments with original maturities of three months or less.

Revenue Recognition—The gross billings that the Company charges its clients under its Professional Services Agreement include each worksite employee’s gross wages, a service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s service fee, which is computed as a percentage of gross wages is intended to yield a profit to the Company and to cover the cost of certain employment-related taxes, workers’ compensation insurance coverage, and administrative and field services provided by the Company to the client, including payroll administration, record keeping, and safety, HR, and regulatory compliance consultation. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll delivered to the client.

Historically the Company reported the full amount of its comprehensive service fees, including the portion that represents the gross wages of its worksite employees, as revenue. As described below, the Company changed from gross revenue reporting to net revenue reporting for worksite employee salaries, wages and certain payroll taxes effective for the fourth quarter of 2002.

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

The Company reports revenues from service fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for administration service fees, health and retirement plan fees, workers’ compensation and unemployment insurance fees. The Company reports revenues on the gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. The Company now reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes. The Company accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the worksite employee performs work. The Company accrues revenues and unbilled receivables for service fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related PEO service fees are billed.

Accounting Change for Reporting Revenue

During the quarter ended December 31, 2002, the Company changed from gross revenue reporting to net revenue reporting for worksite employee salaries, wages and payroll-related taxes. Based on the criteria established by EITF No. 99-19, the Company determined that this change better recognizes the substance of the transactions between the Company and its clients. In addition, the change will better focus the Company on, and allow investors to better understand, the financial results of the Company’s core business. This change to a more preferable accounting method resulted in no effect on net income or earnings per share. Because of the significance of this reclassification of revenue and expense components to the income statement, the Company has reflected the change as if it had occurred on January 1, 2000 in the accompanying consolidated financial statements. The table presented below reflects the effect of the change on the amounts previously reported for 2001 and 2000 and the amounts that would have been reported for 2002 under the gross revenue reporting method.

For the year ended December 31, 2002 (in thousands):

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$3,404,279	$(3,029,625)	$374,654
Cost of services	3,313,755	(3,029,625)	284,130
Gross profit	90,524	—	90,524
Operating expenses	85,548	—	85,548
Net income (loss)	$4,737	$—	$4,737

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

For the year ended December 31, 2001 (in thousands):

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$3,180,003	$(2,847,175)	$332,828
Cost of services	3,109,018	(2,847,175)	261,843
Gross profit	70,985	—	70,985
Operating expenses	100,273	—	100,273
Net income (loss)	$(15,603)	$—	$(15,603)

For the year ended December 31, 2000 (in thousands):

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$3,104,240	$(2,781,906)	$322,334
Cost of services	3,008,675	(2,781,906)	226,769
Gross profit	95,565	—	95,565
Operating expenses	99,349	—	99,349
Net income (loss)	$604	$—	$604

Sales and Marketing Commissions and Client Referral Fees—Sales and marketing commissions and client referral fees are expensed as incurred. Such expenses are classified as salaries, wages and commissions in the consolidated statements of operations.

Workers’ Compensation Costs—In 2000, except for worksite employees in Texas, workers’ compensation claims incurred by worksite employees were insured through a loss sensitive program with CNA. For workers’ compensation claims incurred in 2000 by worksite employees located in Texas, the Texas Fund provided a fully insured guaranteed cost arrangement based on a percentage of manual premium. In 2001 and 2002, the workers compensation plan for claims incurred by all worksite employees was a loss sensitive program with CNA. At least annually, the Company obtains an independent actuarially determined calculation of the estimated costs of claims incurred based on the Company’s historical loss development trends. The estimated costs of the claims calculated may be subsequently revised by the independent actuary based on developments relating to such claims. In order to give recognition to obligations associated with the Company’s CNA workers’ compensation program that are not expected to be paid in the following fiscal year, the Company has included $47,049 and $60,672 as a long-term liability at December 31, 2001 and 2002, respectively. Such balance reflects a discounted amount of the liability using a rate of 4.0% at December 31, 2001 and 2002, respectively. (See Note 10)

Health Benefits—Health benefit claims incurred by worksite employees under the health benefit plans are expensed as incurred according to the terms of each contract (See Note 9).

Stock-Based Compensation—The Company has adopted only the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 encourages, but does not require companies to record at fair value compensation cost for stock-based employee compensation plans. The Company accounts for equity-based compensation arrangements in accordance with the intrinsic value method

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Intrinsic value per share is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has not yet determined whether it will change to the fair-market method of accounting for stock-based employee compensation.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following weighted-average assumptions:

	Year Ended December 31,
	2001	2002
Risk-free interest rate	5.40%	5.03%
Expected dividend yield	8.85%	5.13%
Expected volatility	81.49%	79.61%
Expected option life (in years)	6.4	7.0

Using the Black-Scholes option-pricing model, the weighted-average fair value was calculated to be $.76 as of December 31, 2001 and $1.90 as of December 31, 2002 for all options granted during each year.

As permitted by SFAS No. 123, the Company has elected to continue to account for the Plan in accordance with the intrinsic value method prescribed by APB Opinion 25 and related interpretations. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the options granted under the Plan been determined based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	2001	2002
Net (loss) income attributable to common shareholders
As reported	$(15,603)	$4,737
Pro forma	$(17,798)	$3,531
Basic earnings (loss) per share
As reported	$(.76)	$.23
Pro forma	$(.86)	$.17
Diluted earnings (loss) per share
As reported	$(.76)	$.22
Pro forma	$(.86)	$.17

Income Taxes—The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities.

Earnings Per Share—The Company computes and discloses earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share”.

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

Comprehensive Income (Loss)—SFAS No. 130, “Reporting Comprehensive Income” was adopted by the Company in the first quarter of 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. It requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in financial statements or financial statement footnotes. Comprehensive income (loss) is defined as “the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources.” The only source of other comprehensive income (loss) was an unrealized loss of $12.0, net of tax effect of $7.0 at December 31, 2000, an unrealized gain of $1.0, net of tax effect of $0.5 at December 31, 2001 and an unrealized gain of $1.0, net of tax effect of $0.5 at December 31, 2002 resulting from changes in market value of marketable securities, which is reflected in the Consolidated Statements of Changes in Shareholders’ Equity.

New Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted this accounting standard as of July 1, 2001. The Company did not initiate any business combinations after June 30, 2001; therefore, there is no effect on the Company’s financial position or operations related to SFAS No. 141. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company adopted this standard effective January 1, 2002 and ceased amortization of goodwill in the first quarter of 2002. Application of the non-amortization provisions of the statement resulted in a decrease in annual amortization of $733 in 2002. In accordance with SFAS No. 142, the Company has determined it has one reporting unit. The Company has conducted a review of goodwill and other intangible assets as of January 1, 2002 and concluded that there is no goodwill impairment. Subsequent goodwill impairment losses, if any, will be reflected in operating income in the income statement. Pro forma net income (loss) and earnings per share for the year ended December 31, 2000 and 2001 adjusted to eliminate historical amortization of goodwill and related tax effect follows:

	December 31, 2000	December 31, 2001
Previously reported net income (loss)	$604	$(15,603)
Goodwill amortization, net of tax	458	440

Pro forma net income (loss)	$1,062	$(15,163)

Previously reported EPS
—Basic	$.03	$(.76)
—Diluted	$.03	$(.76)
Pro forma EPS
—Basic	$.05	$(.74)
—Diluted	$.05	$(.74)

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

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, and Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets” of Motor Carriers and amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item, in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company has evaluated the provisions of this statement and determined that it does not have any material impact on the Company’s condensed consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities that are initiated after December 31, 2002. The Statement nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The principal difference between Issue 94-3 and SFAS No. 146 is the requirement to recognize a liability associated with an exit or disposal activity when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company has evaluated the provisions of this statement and determined that it does not have any material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

No. 28, “Interim Financial Reporting”, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has not yet determined whether it will change to the fair-market method of accounting for stock-based employee compensation.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Direct Guarantees of Indebtedness of Others”. Provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This statement requires the Company to record, at the inception of a guarantee, the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. Funding under the guarantee are to be recorded as a reduction of the liability. After funding has ceased, the remaining liability is recognized in the income statement on a straight-line basis over the remaining term of the guarantee. The Company has evaluated the provisions of this interpretation and determined that it does not have any material impact on the Company’s consolidated financial statements.

2.    SEGMENT REPORTING

The Company operates in one reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” due to its centralized structure and the single bundled service offering that it provides to its clients. The Chief Operating Decision Maker of the Company as defined in SFAS 131 reviews financial information on a Company-wide basis.

3.    CERTIFICATES OF DEPOSIT – RESTRICTED:

As of December 31, 2002, the Company had certificates of deposit, with original maturities of less than one year, that serve as collateral for certain standby letters of credit issued in connection with the Company’s workers’ compensation and health benefit plans. Due to the short maturity of these instruments, the carrying amount approximates fair value. These interest-bearing certificates of deposit have been classified as restricted in the accompanying consolidated balance sheets. The interest earned on these certificates is recognized as interest income on the Company’s consolidated statements of operations.

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

4.    MARKETABLE SECURITIES:

As of December 31, 2002, the Company had marketable securities with contractual maturities of less than one year from the date of purchase. All of the Company’s investments in marketable securities are classified as available-for-sale and are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2001:
Obligations of U.S. Government Agencies – Unrestricted	$2,701	$—	$—	$2,701
Obligations of U.S. Government Agencies – Restricted	24,078	1	—	24,079

	$26,779	$1	$—	$26,780

As of December 31, 2002:
Preferred Convertible Securities – Restricted	$8,200	—	—	$8,200
Commercial Paper – Restricted	3,500	—	—	3,500
Municipal Bonds – Restricted	57,800	—	—	57,800
Money Market – Restricted	9,523	—	—	9,523

	$79,023	$—	$—	$79,023

The unrealized gains and losses shown at December 31, 2001 and 2002, net of tax effect of $0.5 and $0.5, respectively, are reflected as other comprehensive income (loss) in the Consolidated Statements of Changes in Shareholders’ Equity. For the years ended December 31, 2001 and 2002, there were no gross realized gains or losses on sales of available-for-sale securities.

At December 31, 2001 and 2002, the Company’s marketable securities included unamortized premiums of $0 and $0, respectively. At December 31, 2001 and 2002, the Company’s marketable securities included unamortized discounts of $12 and $0, respectively. During the year ended December 31, 2001, premium amortization of $52 and discount accretion of $302 were included in interest income. During the year ended December 31, 2002, premium amortization of $0 and discount accretion of $47 were included in interest income.

5.    ACCOUNTS RECEIVABLE

At December 31, 2001 and 2002, accounts receivable consisted of the following:

	2001	2002
Billed to clients	$10,678	$4,108
Unbilled revenues	69,145	84,025

	79,823	88,133
Less: Allowance for doubtful accounts	(747)	(831)

	$79,076	$87,302

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

6.    PROPERTY AND EQUIPMENT

At December 31, 2001 and 2002, property and equipment consisted of the following:

	2001	2002
Leasehold improvements	$2,388	$2,426
Furniture and fixtures	3,473	3,403
Vehicles	25	25
Equipment	2,044	2,111
Computer hardware and software	47,376	46,482

Total property and equipment	55,306	54,447
Less accumulated depreciation	(31,660)	(38,049)

	$23,646	$16,398

For the years ended December 31, 2000, 2001, and 2002 depreciation expense was $8,034, $8,475, and $7,783, respectively.

7.    OTHER ASSETS AND AMORTIZATION

Included in other current assets as of December 31, 2001 and 2002 were prepaid employment taxes of $1,061 and $805, respectively. Also included in other current assets were miscellaneous receivables, prepaid expenses, and short-term deposits.

For the years ended December 31, 2000, 2001 and 2002, total amortization expense, including annual amortization of goodwill of $733 per year during 2000 and 2001, was $733, $787, and $333, respectively. The Company adopted SFAS No. 142 effective January 1, 2002 and ceased amortization of goodwill.

8.    LONG-TERM DEBT

The Company had no long-term debt as of December 31, 2002. In July 1999, the Company entered into an agreement with Bank of America (formerly NationsBank) for a $10 million revolving line of credit to provide for daily working capital needs. Since its inception no borrowings were made against the credit line. The Company did not renew the agreement when it expired in July 2001.

The Company had $10,183 and $13,431 in standby letters of credit at December 31, 2001 and 2002, respectively. These letters of credit were issued in conjunction with the Company’s CNA workers’ compensation programs and the Company’s health benefit plans. In addition, the Company held $24,079 and $79,023 in restricted marketable securities at December 31, 2001 and 2002 as collateral for the Company’s CNA workers’ compensation programs. Finally, net surety bonds of $40,200 and $0 at December 31, 2001 and 2002, respectively, were outstanding related to the Company’s CNA workers’ compensation plan (see Note 10).

9.    HEALTH BENEFITS

Employee benefit costs are comprised primarily of medical benefit plan costs, but also include the costs of other employee benefits such as dental, vision, disability and group life insurance. With respect to medical

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

benefit plans, the Company will continue to enforce minimum rates that apply to worksite employee participation and the amount each client contributes toward the cost of providing the Company’s health benefit plans to its worksite employees.

Blue Cross Blue Shield of Florida (“BCBS”) is the primary managed care company providing health insurance to Florida worksite employees, although Capital Health Plans provides HMO coverage to worksite employees in the Tallahassee, Florida region. The Company’s policy with BCBS is a three-year minimum premium arrangement entered into as of January 1, 2000. The Company renewed its policy with BCBS as of January 1, 2003 for an additional three year term. Pursuant to this arrangement, the Company is obligated to reimburse BCBS for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered worksite employee associated with this policy are specified for each plan year and includes the cost of aggregate stop loss coverage at the level of 115% of projected claims. The Company’s obligations to BCBS are secured by letters of credit. As of December 31, 2001 and 2002, the letter of credit for BCBS was $6,000. The $6,000 approximated one month’s claims payments. The new three-year policy, effective January 1, 2003 adjusts the letter of credit amounts based on premium volume and increases the claims payment factor to a maximum of two months.

As of December 31, 2002, BCBS no longer covers clients based in Alabama. Worksite employees of Alabama-based clients are now covered by client sponsored plans.

In Minnesota, HealthPartners (Minnesota) provides health coverage to Minnesota worksite employees.

Aetna U. S. Healthcare (“Aetna”) is the primary health care provider for worksite employees throughout the remainder of the country. Under the Aetna health plan, worksite employees must work a minimum of 25 hours per week to be eligible for coverage. Additional eligibility criteria may be established in each client’s benefits contract. With respect to the Aetna health plan, the Company requires each client that elects health coverage to meet minimum contribution and worksite employee participation rates. The Aetna 2002 health plan is subject to a guaranteed cost contract that caps the Company’s annual liability.

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

In 2002, the Company recorded a health benefit subsidy of $9,500 for the 2002 plan. In 2001, the health benefit plan subsidy was $9,283. Unfavorable experience on the maturation or run-out of health benefit plan claims for the 2000 year and internal premium billing and collection issues in 2001 resulted in the Company

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

increasing its health benefit plan subsidy in 2001. The Company has significantly reduced the internal premium billing and collection issues.

For 2001 and 2002, year-end liabilities for health benefit loss reserves were based upon actuarial estimates of claims incurred but not reported under the health plans at December 31, 2001 and 2002, respectively. The accrual for these reserves and for claims reported but not paid at December 31, 2001 and 2002, totaled $16,071 and $20,988, respectively, of which $1,000 was classified as long-term for each year.

The Company’s collateralization obligations under its medical benefit plans are funded through 2002. The Company has announced that it has renewed its medical benefit plan with Aetna for 2003. The Company anticipates that $2,000 of cash and cash equivalents will be used to collateralize the Aetna program. The final amount of collateral is subject to determination based on the number of plan participants electing PPO coverage. The Company has also announced that it has renewed its medical benefit plan with Blue Cross Blue Shield of Florida (“BCBS”). The amount of collateral that is required to be provided to BCBS is expected to increase over the three-year renewal term, based in part on the increase in plan participation, the increases in claim costs and an increase in the expected percentage of the incurred but not reported claims that the Company will be required to collateralize.

10.    WORKERS’ COMPENSATION COSTS

The Company has had a loss sensitive workers’ compensation insurance program with CNA since January 1, 2000. An annual insurance policy has been written by CNA for the Company for each calendar year since the inception of the program as of January 1, 2000.

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

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

returns are not adequate to fund a specific amount of claims due to the payment pattern of those claims being faster than expected, then CNA is required to fund the additional amounts required.

For the 2000 and 2001 programs, the Company guaranteed that the premium paid to CNA would earn an annual rate of return equal to seven percent. For the 2002 program, the Company guaranteed CNA that the premium would earn a rate of return equal to four and one-quarter percent. The Company is required to pay additional premium to CNA after the close of the calendar year based on the difference between the actual return earned by the premium paid and the guaranteed annual rate of return. The additional premium paid to CNA is used to pay claims incurred during the policy year and is included in the amount of accrued insurance premium reserves at December 31, 2002.

Finally, with respect to the premium payment credit risk, since this program is a fully insured policy written by CNA, if the Company were to fail to make premium payments to CNA as scheduled, then CNA is responsible for the payment of all losses under the terms of the policy. CNA does require the Company to provide collateral based on the estimate of expected losses for the policy year. The payment of first year claims by the Company and premium payments to fund claims to be paid in later years by CNA reduce the amount of the total collateral to be provided by the Company. The required collateral can be provided in the form of deposits paid to CNA, cash and short-term investments placed into a trust account, letters of credit and surety bond collateral provided by independent surety bond companies. CNA does not receive collateral equal to the limits of the aggregate claim stop loss insurance amount, which is 130% of the estimate of the expected losses for the policy year. Such collateral amount is established at the beginning of the policy year and actual payroll volumes may vary, resulting in a difference in the amount of expected losses and in the amount of collateral provided based on estimates of expected losses made at the inception of each policy year. Such variances, in addition to not receiving collateral equal to the aggregate claim stop loss amount, results in credit and premium payment risk to CNA.

The Company accrues for workers’ compensation costs under the CNA program based upon payroll dollars paid to worksite employees, the specific risks associated with the type of work performed by the worksite employees, the administrative costs of the program, the expected rate of return earned by premium dollars paid to CNA as part of the program and the discount rate used to determine the present value of future payments to be made under the program. Total liabilities for workers’ compensation costs at December 31, 2001 and December 31, 2002, respectively, were $61,918 and $74,397 of which $47,048 and $60,672, respectively, were classified as long-term. Included in the total liabilities for workers’ compensation costs is the liability related to the expected payment for the investment guarantee provided by the Company to CNA.

The Company had issued $3,750 and $7,000 in standby letters of credit at December 31, 2001 and December 31, 2002, respectively, in conjunction with the Company’s CNA workers’ compensation programs. In addition, the Company had pledged $24,079 and $79,023 in restricted marketable securities at December 31, 2001 and December 31, 2002, respectively, as collateral for the Company’s CNA workers’ compensation programs. Finally, net surety bonds of $40,200 and $0 at December 31, 2001 and December 31, 2002, respectively, were outstanding related to the CNA workers’ compensation programs.

11.    COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company occupies office facilities and leases office equipment under operating leases which expire in various years through 2007. Rent expense was $4,885, $5,040, and $5,015 for the years

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

ended December 31, 2000, 2001, and 2002, respectively. Future minimum payments under non-cancelable operating leases as of December 31, 2002 are as follows:

Year Ending December 31,	Amount
2003	$4,133
2004	3,130
2005	2,110
2006	128
2007	8
Thereafter	—

$9,509

Litigation—On April 30, 1999, a shareholder of the Company brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys’ and experts’ fees. Negotiations continue between defendants and counsel for the putative plaintiff class in an effort to finalize a definitive settlement agreement. Once finalized, any agreed upon settlement is subject to court approval following notice to the putative class. Management does not expect any settlement to have a material effect on the Company’s financial position or results of operations.

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

Regulatory Matters—The Company’s employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these rules affect all companies in the U.S. However, the rules that govern PEOs constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship between the PEO, the client and the worksite employees. Many federal and state laws relating to tax and employment matters were enacted before the widespread existence of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs are not “employers” of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the “Code”), the tax qualified status of the Company’s defined contribution retirement plan as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company, as defined, may no longer be able to assume the client’s federal employment tax withholding obligations and certain defined employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended. On May 13, 2002, the IRS released guidance applicable solely to the tax-qualified status of defined contribution retirement plans maintained by PEOs. In that guidance, the IRS declared that it would not assert a violation of the exclusive benefit rule under Section 401(a) of the Internal Revenue Code if a PEO that maintains a single employer defined contribution retirement plan for worksite employees takes certain remedial action by the last day of the first plan year beginning on or after January 1, 2003. The Company maintains a frozen single employer defined contribution retirement plan benefiting certain worksite employees and intends to take remedial action to qualify for the relief

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

provided under the IRS guidance within the applicable deadline. Since the plan has been frozen since April 1, 1997 and the assets in the plan are less than $4 million, this change is not expected to have a material effect on the Company’s financial condition and future results of operations. The Company also maintains an active defined contribution retirement plan with participants that include worksite employees. The active plan is designed as a multiple employer plan and, as such, its status is unaffected by the recent IRS guidance. Any other adverse developments in the above noted areas could have a material effect on the Company’s financial condition and future results of operations.

12.    RELATED PARTIES

In 2001, two members of the Board of Directors utilized the services of the Company with respect to themselves and their companies. The amount of service fees paid by the two members was equal to $66.

In 2002, three members of the Board of Directors utilized the services of the Company with respect to themselves and their companies. The amount of service fees paid by the three members was equal to $60.

On December 28, 2000, the Company purchased 25,000 shares of its Common Stock from John E. Panning, the Company’s CFO, for its stock repurchase program. The purchase of such shares was at a price of $3.156 a share, which represented the average closing price of the stock for the ten business-day period beginning December 13, 2000.

13.    RETIREMENT PLAN

The Company offers a defined contribution 401(k) retirement plan to its internal employees as well as its external worksite employees. For years prior to 2001 and in 2002, the Company did not match any portion of internal employees’ elective contributions. In 2001, the Company matched 50% of internal employees’ contributions up to a maximum of 2% of employees’ compensation. The Company had 401(k) retirement matching expense of $0, $464 and $0, for the years 2000, 2001 and 2002, respectively. The Company’s 401(k) plan is designed to be a “multiple employer” plan under the Internal Revenue Code Section 413(c). This “multiple employer” plan enables employee-owners, as well as highly compensated internal and external employees of the Company, to participate.

14.    GEOGRAPHIC MARKET CONCENTRATION AND DEPENDENCE ON KEY VENDORS

Geographic Market Concentration—As of December 31, 2002, the Company had offices in ten states and worksite employees in 49 states. The Company’s Florida client billings accounted for 71%, 68% and 74% of the Company’s total client billings in 2000, 2001 and 2002, respectively. As a result of the size of the Company’s base of worksite employees in Florida and continued growth from its Florida operations, the Company’s profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in Florida. Any adverse change in either of these conditions could have a material adverse effect on the Company’s future profitability and growth prospects.

Dependence on Key Vendors—The maintenance of insurance plans including workers’ compensation and health that cover worksite employees is a significant part of the Company’s business. The current contracts are provided by vendors on terms that the Company believes to be favorable. While the Company believes that replacement contracts could be obtained on competitive terms with other carriers, such replacement could cause a

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

significant disruption to the Company’s business resulting in a decrease in client retention and general dissatisfaction with the Company’s service offering. This, in turn, could have a material adverse effect on the Company’s future results of operations or financial condition.

15.    EQUITY

Stock Repurchase Program

In August 1998, the Company’s Board of Directors approved a program to repurchase up to two million shares of the Company’s common stock. In January 1999, the Company’s Board of Directors amended this share repurchase plan to cover up to three million shares. Purchases were made from time to time depending upon the Company’s stock price, and were purchased primarily in the open market, but could be made through privately negotiated transactions. In 2000, the Company repurchased for retirement 1,058,435 shares of its common stock for a total cost of approximately $4,100. Another 38,545 shares were repurchased and retired by the Company in the first quarter of 2001 at a cost of $135.

Restricted Stock Plan

Certain members of the Company’s management purchased common shares from the Company at prices based upon a formula derived from the original acquisition price of the entities acquired by Staff Capital, L.P. in November 1993. Before July 1995, such common shares could only be sold to the Company and were not freely transferable. The sales price that the Company would pay was based upon the same formula used to derive the original purchase price. In July 1995 the Company enacted a vesting schedule whereby the above-noted restrictions generally would lapse over a four-year vesting period commencing with the first anniversary subsequent to the date of purchase. Accordingly, the Company obtained appraisals in order to derive estimated fair values of the purchased common shares then owned as of July 1995 and subsequently purchased and recorded deferred compensation expense to the extent that the estimated fair values exceeded the purchase prices. Deferred compensation was amortized on a straight-line basis over the vesting period. Compensation expense recorded for the years ended December 31, 2000, 2001, and 2002 was $37, $0 and $0, respectively. Deferred compensation was $0 at December 31, 2001 and 2002. The Company ceased further grants under this plan in 1997.

Warrants

Warrants to purchase 1,352,253 shares of common stock at the exercise price of $7.24 per share were issued to redeem certain preferred limited partnership interests in July 1997. These warrants were exercisable beginning June 25, 1997. In April 1998, 177,709 of these warrants were exercised as part of the Company’s secondary offering. Proceeds from this exercise, net of expenses of $450, totaled $837. As of December 31, 1999, and 2000, 1,174,544 of these warrants remained outstanding. An equivalent number of shares of stock were being held in reserve as of December 31, 2001 to meet this contractual commitment. The exercise period for the 1,174,544 warrants expired on March 31, 2001.

Employee Stock Option Plan

In 1997, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan”). The Plan provides for options to be granted to key employees, officers, and directors of Gevity HR, Inc. for the purchase of up to

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

2,500,000 shares of common stock. Options granted under the Plan generally have a vesting period of 4 years and may not be exercised more than 10 years from the date of the grant, except as noted below. In May of 2000, shareholders approved an amendment to the plan that increased the number of shares reserved for issuance under the plan by 2,000,000 shares.

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

On June 15, 2000, as part of an employment agreement, the Company issued 400,000 options to Michael K. Phippen, the Company’s CEO, of which 150,000 options were to vest when the Company’s stock price reached specific target market prices. As a result of the resignation of Mr. Phippen in October 2001, 295,814 of these options expired in October 2001. All remaining options expired in January 2003.

In May 2002, the shareholders approved a new stock option plan the 2002 (the “2002 plan”). The Plan provides for options to be granted to key employees, officers and directors of Gevity HR, Inc. for the purchase of up to 2,000,000 shares of common stock. Options granted under the 2002 plan generally have a vesting period of 4 years and may not be exercised more than 10 years from the date of grant.

The following table summarizes the activity in the Plan for the years ended December 31, 2001 and 2002:

	Number of Shares	Weighted-Average Price
2001:
Granted	1,398,500	$2.12
Exercised	—	—
Cancelled	697,120	$4.75
Options outstanding at end of year	3,534,233	$5.13
Options exercisable at end of year	1,289,020	$8.18

2002:
Granted	2,277,000	$1.90
Exercised	8,750	$2.01
Cancelled	585,050	$4.75
Options outstanding at end of year	5,217,433	$4.61
Options exercisable at end of year	1,910,717	$6.57

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

Components of stock options under this Plan as of December 31, 2002 are as follows:

Options Outstanding			Options Exercisable
Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
1,036,375	8.9 Years	$ 1.78	309,182	$ 1.71
3,372,433	8.8 Years	$ 3.80	859,072	$ 3.82
226,126	6.4 Years	$ 8.44	174,714	$ 8.44
416,299	2.9 Years	$11.61	415,799	$11.61
55,000	6.0 Years	$12.38	41,250	$12.38
58,700	4.5 Years	$16.94	58,200	$16.95
52,500	5.0 Years	$18.06	52,500	$18.06

5,217,433	8.2 Years	$ 4.61	1,910,717	$ 6.57

Employee Stock Purchase Plan

On May 24, 2001, the Company’s shareholders approved a new employee stock purchase plan. The first offering period of the plan was from July 1 through December 31, 2001. Internal employees of the Company, who regularly work more than 20 hours per week and have been employed with the Company for at least ninety days prior to the offering period, are eligible to participate in the plan. Participants, through payroll deduction, may purchase a maximum of 500 shares during the offering period at a cost of 85% of the lower of the stock price as of the beginning and ending of the stock offering period. During 2001 and 2002, the Company purchased in the open market 50,000 shares and 34,000 shares of stock at a cost of $100 and $136, respectively to be held for the employee stock purchase plan. Employees purchased 33,823 shares and 45,255 shares under this plan for the periods ending December 31, 2001 and 2002, respectively.

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

Subsequent Events:

On March 6, 2003, the Company announced that it executed a letter of intent on March 5, 2003 for the sale of its convertible preferred stock to an affiliate of Frontenac Company LLC (“Frontenac”) in a private placement for a purchase price of $30 million. Frontenac is a Chicago-based private equity investment firm with over $1 billion under active management.

The Company also announced on March 6, 2003, that it executed a letter of intent with Charles S. Craig on March 5, 2003, to purchase 3.1 million shares of Gevity common stock held by Mr. Craig, at a per share price of $5.44 less $.06 per share to reimburse the Company for related expenses. The price of $5.44 is the average of the closing prices of the Company’s common stock for the five business days preceding the execution of such letter

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

of intent. Mr. Craig’s holding in the Company will be reduced from 4.9 million shares to 1.8 million shares (or 9.9% of the Company’s outstanding shares of common stock as of March 5, 2003) after the purchase is completed.

Proceeds from the sale of the convertible preferred stock will provide additional capital to the Company to enable it to pursue its growth strategy, including possible acquisitions. In addition, $16.6 million of the proceeds will be used by the Company to fund the purchase of Mr. Craig’s shares of common stock.

Under the terms of the agreement with Frontenac, dividends will accrue on the convertible preferred stock at the greater of (i) 4% of its stated value or (ii) on an as converted basis, the amount declared on the Company’s common stock on a per share basis. The convertible preferred stock will be convertible into common stock at a per share price of $5.44 which is the average of the closing prices of the Company’s common stock for the five business days preceding the execution of this letter of intent. This could result in the issuance of up to 5.5 million shares of common stock upon conversion, or approximately 23.6% of the outstanding shares of common stock as of March 5, 2003, on an as-converted basis, after the repurchase of Mr. Craig’s shares.

As part of the financing, two representatives of Frontenac will join the Board of Directors of the Company. The closing of the private placement with Frontenac is subject to the Company and Frontenac entering into a definitive agreement, approval of the Company’s Board of Directors, shareholder approval and other customary conditions. Such shareholder approval will be sought at the Annual Meeting of Shareholders to be held on May 22, 2003. The closing of the private placement and the repurchase of Mr. Craig’s shares will occur promptly after such shareholder approval is received.

16.    EARNINGS PER SHARE

The number of common stock equivalents included in weighted average shares outstanding, for the twelve months ended December 31, 2000, 2001 and 2002, related to the options granted in connection with the Company’s stock option plan was 12,084, 5,821, and 351,834 respectively, for the diluted earnings per share calculation.

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

The reconciliation of net income (loss) attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings (loss) per share for the three years ended December 31, 2000, 2001 and 2002 is as follows:

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in $000’s)	(in 000’s)
For the Year Ended 2000:
Basic EPS
Net income	$604	21,361	$.03

Effect of dilutive securities:
Options		12

Diluted EPS
Net income attributable to common shareholders and assumed conversions	$604	21,373	$.03

For the Year Ended 2001:
Basic EPS
Net loss	$(15,603)	20,606	$(.76)

Effect of dilutive securities:
Options		6

Diluted EPS
Net loss attributable to common shareholders and assumed conversions	$(15,603)	20,612	$(.76)

For the Year Ended 2002:
Basic EPS
Net income	$4,737	20,722	$.23

Effect of dilutive securities:
Options		352

Diluted EPS
Net income attributable to common shareholders and assumed conversions	$4,737	21,074	$.22

GEVITY HR, INC. AND SUBSIDIARIES

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

			$2.97

The following table represents the number and range of exercise prices of the options that were not included in the computation of diluted EPS by quarter for 2002 because the options’ exercise prices were greater than the average market price:

	Antidilutive Options Outstanding at End Of Period Shown	Range of Exercise Prices	Average Stock Price
1st Quarter, 2002	2,395,462	$2.93–$18.06	$2.76
2nd Quarter, 2002	1,092,592	$4.00–$18.06	3.93
3rd Quarter, 2002	2,960,377	$3.35–$18.06	3.32
4th Quarter, 2002	3,449,400	$3.77–$18.06	3.76

			$3.44

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

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

The provision (benefit) for income taxes for the year ended December 31, 2000 is as follows:

	Current	Deferred	Total
U.S. Federal tax	$1,070	$(2,064)	$(994)
State and local tax	171	(207)	(36)

Total provision	$1,241	$(2,271)	$(1,030)

The provision (benefit) for income taxes for the year ended December 31, 2001 is as follows:

	Current	Deferred	Total
U.S. Federal tax	$1,024	$(10,413)	$(9,389)
State and local tax	(39)	(974)	(1,013)

Total provision (benefit)	$985	$(11,387)	$(10,402)

The provision (benefit) for income taxes for the year ended December 31, 2002 is as follows:

	Current	Deferred	Total
U.S. Federal tax	$3,939	$(1,851)	$2,088
State and local tax	669	(406)	263

Total provision (benefit)	$4,608	$(2,257)	$2,351

The reconciliation of the income tax amounts based on the statutory U.S. Federal rate to the amounts based on the effective tax rate for the years ended December 31, 2000, 2001 and 2002 is as follows:

	2000	2001	2002
Statutory U.S. Federal tax at 34%	$(145)	$(8,842)	$2,481
Increase (reduction) from:
State income taxes, less Federal benefit	26	(1,013)	263
Interest income exempt from Federal taxes	(352)	—	—
Tax credits	(660)	(660)	(626)
Other, net	101	113	233

Income tax provision (benefit)	$(1,030)	$(10,402)	$2,351

Effective tax rate	(241.8%)	(40.0%)	33.2%

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

The components of deferred tax assets and liabilities included on the balance sheet at December 31, 2001 and 2002 are as follows:

	2001	2002
Deferred Tax Assets:
Tax basis in excess of book basis of intangible assets	$3,469	$2,297
Reserves not currently deductible	30,414	39,603
Tax credit carryover	1,525	—

Total deferred tax assets	35,408	41,900
Deferred Tax Liabilities:
Unearned revenue	26,020	31,620
Depreciation	2,566	2,173

Total deferred tax liabilities	28,586	33,793
Net deferred tax asset	$6,822	$8,107

Balance Sheet Classification:
Current assets:
Net current deferred tax asset	5,920	7,984
Non-current assets:
Non-current deferred taxes	902	123

Net non-current deferred tax asset
Net deferred tax asset	$6,822	$8,107

The Company paid $92 of income taxes in 2000 and paid $1,747 of income taxes in 2002. The Company received income tax refunds, net of tax credits of $902 in 2001. In 2002, the Company generated $961 of tax credits, resulting in a credit carry forward of $364. As of December 31, 2002 the Company has not reduced the net deferred tax asset recorded by a valuation allowance. Management has determined that based upon the weight of current available evidence, it is more likely than not that all of the net deferred tax asset will be realized.

18.    QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table presents certain unaudited results of operations data for the interim quarterly periods during the years ended December 31, 2001 and 2002. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America, have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period.

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

During the quarter ended September 30, 2001 the Company recorded an additional $19.7 million in workers’ compensation expense and $2.5 million in a health benefit plan subsidy to increase reserves to pay estimated future claims.

	Quarter Ended
	2001				2002
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands, except per share data)
Revenues	$82,365	$82,424	$82,533	$85,506	$91,133	$92,901	$94,417	$96,203
Gross Profit	$23,656	$23,046	$254	$24,030	$23,050	$22,571	$22,202	$22,700
Gross Profit margin	28.7%	28.0%	0.3%	28.1%	25.3%	24.3%	23.5%	23.6%
Operating (loss) income	$(1,173)	$(930)	$(24,517)	$(2,668)	$992	$1,162	$1,423	$1,399
Net income (loss)	$95	$109	$(14,504)	$(1,303)	$990	$1,109	$1,311	$1,326
Earnings per share
—Basic	$0.00	$0.01	$(0.70)	$(0.06)	$0.05	$0.05	$0.06	$0.07
—Diluted	$0.00	$0.01	$(0.70)	$(0.06)	$0.05	$0.05	$0.06	$0.06

During the quarter ended December 31, 2002, the Company changed from gross revenue reporting to net revenue reporting for worksite employee salaries, wages and payroll-related taxes. (See Accounting Change for Reporting Revenue on page F-9. The table presented below reflects the effect of the change on the amounts previously reported for each quarter of 2001 and 2002.

For the quarter ended March 31, 2002 (in thousands):

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$786,896	$(695,763)	$91,133
Cost of Services	763,846	(695,763)	68,083
Gross Profit	23,050	—	23,050
Operating Expenses	22,058	—	22,058
Net Income (Loss)	990	—	990

For the quarter ended June 30, 2002 (in thousands):

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$831,852	$(738,951)	$92,901
Cost of Services	809,281	(738,951)	70,330
Gross Profit	22,571	—	22,571
Operating Expenses	21,409	—	21,409
Net Income (Loss)	1,109	—	1,109

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

For the quarter ended September 30, 2002 (in thousands):

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$864,448	$(770,031)	$94,417
Cost of Services	842,246	(770,031)	72,215
Gross Profit	22,202	—	22,202
Operating Expenses	20,779	—	20,779
Net Income (Loss)	1,311	—	1,311

For the quarter ended December 31, 2002 (in thousands):

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$921,083	$(824,880)	$96,203
Cost of Services	898,383	(824,880)	73,503
Gross Profit	22,700	—	22,700
Operating Expenses	21,302	—	21,302
Net Income (Loss)	1,326	—	1,326

For the quarter ended March 31, 2001 (in thousands):

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$752,298	$(669,933)	$82,365
Cost of Services	728,642	(669,933)	58,709
Gross Profit	23,656	—	23,656
Operating Expenses	24,829	—	24,829
Net Income (Loss)	95	—	95

For the quarter ended June 30, 2001 (in thousands):

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$787,042	$(704,618)	$82,424
Cost of Services	763,996	(704,618)	59,378
Gross Profit	23,046	—	23,046
Operating Expenses	23,975	—	23,975
Net Income (Loss)	109	—	109

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in $000’s, except per share data)

For the quarter ended September 30, 2001 (in thousands):

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$798,533	$(716,000)	$82,533
Cost of Services	798,279	(716,000)	82,279
Gross Profit	254	—	254
Operating Expenses	24,771	—	24,771
Net Income (Loss)	(14,504)	—	(14,504)

For the quarter ended December 31, 2001 (in thousands):

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$842,130	$(756,624)	$85,506
Cost of Services	818,100	(756,624)	61,476
Gross Profit	24,030	—	24,030
Operating Expenses	26,698	—	26,698
Net Income (Loss)	(1,303)	—	(1,303)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(IN THOUSANDS OF DOLLARS)
Balance, January 1, 2002	Provision For Bad Debts	Determined Uncollectible	Account Recoveries	Balance, December 31, 2002
$747	$491	$739	$332	$831

Balance, January 1, 2001	Provision For Bad Debts	Determined Uncollectible	Account Recoveries	Balance, December 31, 2001
$640	$363	$479	$223	$747

Balance, January 1, 2000	Provision For Bad Debts	Determined Uncollectible	Account Recoveries	Balance, December 31, 2000
$740	$258	$1,038	$680	$640

S-1