Form 10-Q
period 2003-03-31
GEVITY HR
filed 2003-05-15
CIK 1035185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003.

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of common stock	Outstanding as of May 9, 2003

Par value $0.01 per share	21,086,736

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	FOR THE THREE MONTHS ENDED MARCH 31,

	2002	2003

	(in 000’s, except per share data)
Revenues	$91,133	$102,770
Cost of services	68,083	77,992

Gross profit	23,050	24,778
Operating expenses:
Salaries, wages and commissions	13,684	12,528
Other general and administrative	6,312	6,926
Depreciation and amortization	2,062	1,824

Total operating expenses	22,058	21,278

Operating income	992	3,500
Interest income, net	467	400
Other income (expense), net	41	(19)

Income before income taxes	1,500	3,881
Income tax provision	510	1,281

Net income	$990	$2,600

Net income per share
- Basic	$.05	$.12

- Diluted	$.05	$.12

Weighted average common shares outstanding
- Basic	20,611	20,824

- Diluted	20,875	21,813

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	December 31, 2002	March 31, 2003

	(in $000’s, except share and per share data )
ASSETS
Current assets:
Cash and cash equivalents	$33,769	$23,350
Certificates of deposit – restricted	13,431	6,281
Marketable securities- restricted	79,023	96,941
Accounts receivable, net	87,302	76,430
Deferred tax asset	7,984	6,789
Other current assets	13,068	12,920

Total current assets	234,577	222,711
Property and equipment, net	16,398	15,091
Goodwill, net of accumulated amortization of $5,979 and $5,979, respectively	8,692	8,692
Deferred tax asset	123	—
Other assets	5,745	5,790

Total assets	$265,535	$252,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued insurance premiums, health and workers’ compensation insurance reserves	$33,999	$30,663
Accrued payroll and payroll taxes	93,379	85,529
Accounts payable and other accrued liabilities	4,420	3,686
Income taxes payable	3,959	2,817
Customer deposits and prepayments	8,150	6,033
Dividends payable	1,041	1,041

Total current liabilities	144,948	129,769
Long-term accrued health and workers’ compensation insurance reserves	61,672	61,672
Deferred tax liability	—	39
Other long-term liabilities	310	222
Commitments and contingencies (See notes)
Shareholders’ equity:
Common stock, $.01 par value	208	209
Shares authorized: 100,000,000
Shares issued and outstanding:
December 31, 2002 - 20,760,562
March 31, 2003 - 20,904,724
Additional paid in capital	39,238	39,652
Retained earnings	19,158	20,718
Accumulated other comprehensive income	1	3

Total shareholders’ equity	58,605	60,582

Total liabilities and shareholders’ equity	$265,535	$252,284

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended March 31,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$990	$2,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,062	1,824
Deferred tax (provision) benefit, net	(320)	1,320
Provision for bad debts	22	62
Other	(39)	30
Changes in operating working capital:
Accounts receivable, net	5,410	10,810
Other current assets	(339)	148
Accounts payable and other accrued liabilities	(1,758)	(734)
Accrued payroll and payroll taxes	10,012	(7,850)
Accrued insurance premiums, health and workers’ compensation insurance reserves	3,453	(3,336)
Income taxes payable	809	(1,142)
Customer deposits and prepayments	1,148	(2,117)
Other assets	(1,454)	(45)
Long-term accrued health and workers’ compensation insurance reserves	(1,275)	—
Other long-term liabilities	40	(49)

Net cash provided by operating activities	18,761	1,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(57,297)	(28,413)
Maturities of marketable securities and certificates of deposit	32,073	17,650
Capital expenditures	(337)	(551)

Net cash used in investing activities	(25,561)	(11,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends to shareholders	(1,030)	(1,041)
Proceeds from issuance of common shares, net	573	415

Net cash used in financing activities	(457)	(626)

Net decrease in cash and cash equivalents	(7,257)	(10,419)
Cash and cash equivalents - beginning of period	55,929	33,769

Cash and cash equivalents - end of period	$48,672	$23,350

Supplemental disclosure of cash flow information:
Income taxes paid	$21	$1,958

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in $000’s, except share and per share data)

1. GENERAL

          The accompanying unaudited condensed consolidated financial statements of Gevity HR, Inc., and its subsidiaries (the “Company” or “Gevity”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “Form 10-K”).  The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

          Gevity is a leading United States provider of human capital management solutions. The Company offers its clients, which are typically small to medium-sized businesses with between five and one hundred employees, a broad range of products and services that provide a complete solution for the clients’ human resources (“HR”) outsourcing needs. As of March 31, 2003, the Company served more than 6,200 clients, as measured by individual client Federal Employer Identification Numbers (“FEIN”), with approximately 89,000 active worksite employees, and maintained offices in Florida, Texas, Georgia, Arizona, Minnesota, North Carolina, Tennessee, Alabama, Colorado, California and New York. The Company’s products and services include providing clients assistance with finding the right employees for their business, developing their people, retaining the best employees, managing employee related paperwork and protecting their business by providing guidance on human resource policies, practices and regulatory compliance.

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

• improving the cash management of these businesses with respect to payroll-related expenses; and,

• helping these businesses to better manage certain employment-related risks, including those associated with workers’ compensation and state unemployment taxes.

          In order to utilize the Company’s products and services, the client transfers certain employment-related risks and liabilities to the Company and retains other risks and liabilities. In this context, the client and the Company are each viewed as and become a “co-employer” of the client’s worksite employees. In this regard, the Company is a licensed Professional Employer Organization (“PEO”).

          As a co-employer, employment-related liabilities are contractually allocated between the Company and the client under a written Professional Services Agreement. Under the Professional Services Agreement, the Company assumes responsibility for and manages the risks associated with each client’s worksite employee payroll obligations, including the liability for payment of salaries and wages (including payroll taxes) to each worksite employee and, at the client’s option, responsibility for providing group health, welfare, and retirement benefits to such individuals. These obligations of the Company are

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
CONTINUED
(in $000’s, except share and per share data)

fixed, whether or not the client makes timely payment of the associated service fee. In this regard, it is important to understand that, unlike payroll processing service providers, the Company issues to each of  the client’s worksite employees Company payroll checks drawn on the Company bank accounts. The Company also reports and remits all required employment information and taxes to the Internal Revenue Service (“IRS”) and issues a Federal Form W-2 to each worksite employee under the appropriate Company FEIN. The Company assumes the responsibility for compliance with those employment-related governmental regulations that can be effectively managed away from the client’s worksite. The Company provides workers’ compensation insurance coverage to each worksite employee under the Company’s insurance policy. The client, on the other hand, contractually retains the general day-to-day responsibility to direct, control, hire, terminate and manage each of the client’s worksite employees. The worksite employee services are performed for the exclusive benefit of the client’s business. The client also remains responsible for compliance with those employment-related governmental regulations that are more closely related to the day-to-day management of worksite employees.

          The Company charges its clients a service fee that is designed to yield a profit to the Company and to cover the cost of certain employment-related taxes, workers’ compensation insurance coverage and administrative and field services provided by the Company to the client. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of the payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. In addition, the client may choose to offer certain health, welfare and retirement benefits to its worksite employees. In addition to the service fee and costs of selected benefit plans, billings to each client also include the wages and other employment related taxes of each worksite employee. The gross billings are invoiced at the time that each periodic payroll is delivered to the client.

          The Company contracts with a licensed insurance carrier for workers’ compensation insurance coverage for its worksite employees. As of January 1, 2003, member insurance companies of American International Group, Inc. (“AIG”) provides such insurance. In 2002, CNA Financial Corporation (“CNA”) was the provider of such insurance. The Company pays the premiums for this coverage and passes along to its clients some or all of the costs attributable to the coverage for their respective worksite employees. The Company does not act as an insurance company and is not licensed in any state as an insurance company. However, as part of managing its workers’ compensation programs, beginning in 2003, the Company operates a wholly-owned Bermuda-based insurance company. The Company does assume certain workers’ compensation risk as a result of providing its services. For a more detailed analysis, see Note 9 “Workers’ Compensation Costs”.

          The Company has an incentive to minimize its workers’ compensation and unemployment tax costs because the Company bears the risk that its actual costs will exceed those billed to clients, and conversely, the Company profits on these components of its service offerings in the event that it effectively manages such costs.

          The Company’s operations are currently conducted through a number of wholly-owned limited partnerships (the “OLPs”) and wholly-owned limited liability corporations (“LLCs”). The consolidated operations of the Company exclude intercompany accounts and transactions that have been eliminated in consolidation. Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform to the current period condensed presentation.

          The Company also provides on a limited basis HR products and services to small and medium-sized businesses without entering into a co-employer relationship. These products and services

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
CONTINUED
(in $000’s, except share and per share data)

range from basic payroll processing to payroll processing and HR management solutions that include most of the Company’s product offerings. These services have not been actively marketed to new clients and revenues generated from such services are not significant.

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

Revenue Recognition

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

          Historically the Company reported the full amount of its gross billings, including the portion that represents the gross wages of its worksite employees, as revenue. As described below, the Company changed from gross revenue reporting to net revenue reporting for worksite employee salaries, wages and certain payroll related taxes effective for the fourth quarter of 2002.

          The Company reports revenues from service fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  The Company reports as revenues, on a gross basis, the total amount billed to clients for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees.  The Company reports revenues on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19.  The Company now reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and certain payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes.  The Company accounts for its revenues using the accrual method of accounting.  Under the accrual method of accounting, the Company recognizes its revenues in the period in which the worksite employee performs work. The Company accrues revenues and unbilled receivables for service fees relating to work performed by worksite employees but unpaid at the end of each period.  In addition, the related costs of services are accrued as a liability for the same period.  Subsequent to the end of each period, such costs are paid and the related service fees are billed.

Accounting Change for Reporting Revenue

          During the quarter ended December 31, 2002, the Company changed from gross revenue reporting to net revenue reporting for worksite employee salaries, wages and certain payroll-related taxes.  Based on the criteria established by EITF No. 99-19, the Company determined that this change better recognizes the substance of the transactions between the Company and its clients.  This change to a more preferable accounting method resulted in no effect on net income or earnings per share.

          Due to the significance of this reclassification of revenue and expense components to the income statement, the Company has reflected the change as if it had occurred on January 1, 2002 in the accompanying condensed consolidated financial statements. The table presented below reflects the effect of the change on the amounts previously reported for the first quarter of 2002 and the amounts that would have been reported for the first quarter of 2003 under the gross revenue reporting method.

 For the Quarter ended March 31, 2003 (in thousands):

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method

Revenues	$806,080	$(703,310)	$102,770
Cost of services	781,302	(703,310)	77,992
Gross profit	24,778	—	24,778
Operating expenses	21,278	—	21,278
Net income	$2,600	$—	$2,600

For the Quarter ended March 31, 2002 (in thousands):

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method

Revenues	$786,896	$(695,763)	$91,133
Cost of services	763,846	(695,763)	68,083
Gross profit	23,050	—	23,050
Operating expenses	22,058	—	22,058
Net income	$990	$—	$990

New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
CONTINUED
(in $000’s, except share and per share data)

SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has evaluated the provisions of this statement and determined that it does not have any material impact on the Company’s condensed consolidated financial statements.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company has evaluated the provisions of this statement and determined that it does not have any material impact on the Company’s condensed consolidated financial statements.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has evaluated the provisions of this statement and determined that it does not have any material impact on the Company’s condensed consolidated financial statements.

          In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Direct Guarantees of Indebtedness of Others”.  Provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified  after December 31, 2002. The Company has evaluated the provisions of this interpretation statement and determined that it does not have any material impact on the Company’s condensed consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require prominent disclosures in

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
CONTINUED
(in $000’s, except share and per share data)

both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods.  The Company has not yet determined whether it will change to the fair-value method of accounting for stock-based employee compensation.

          The Company has adopted only the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 encourages, but does not require companies to record at fair value compensation cost for stock-based employee compensation plans. The Company accounts for equity-based compensation arrangements in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Intrinsic value per share is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. See Note 10 "Employee Stock Options Plans." for a description of the Company plans.

          In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes with the following weighted-average assumptions:

	For the three Months ended

	March 31, 2002	March 31, 2003

Risk-free interest rate	5.67%	4.38%
Expected dividend yield	6.94%	3.91%
Expected volatility	81.80%	79.08%
Expected option life (in years)	5.9	6.8

          Using the Black-Scholes option-pricing model, the weighted-average fair value was calculated to be $1.23 as of March 31, 2002 and $2.76 as of March 31, 2003 for all options granted during each quarter.

          As permitted by SFAS No. 123, the Company has elected to continue to account for its stock option plans in accordance with the intrinsic value method prescribed by APB Opinion 25 and related interpretations. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the options granted under the Plan been determined based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		For the Three Months ended

		March 31, 2002	March 31, 2003

Net income	As reported	$990	$2,600
Less: employee compensation for stock option program net of tax effect	Pro forma	$207	$105

Net income	Pro forma	$783	$2,495
Basic earnings per share	As reported	$.05	$.12
	Pro forma	$.04	$.12
Diluted earnings per share	As reported	$.05	$.12
	Pro forma	$.04	$.11

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
CONTINUED
(in $000’s, except share and per share data)

          In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. This interpretation addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the equity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosures of certain information in financial statements initially issued after January 31, 2003, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective. The Company has evaluated the provisions of this interpretation statement and determined that it does not have any material impact on the Company’s condensed consolidated financial statements.

2. SEGMENT REPORTING

          The Company operates in one reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, due to its centralized structure and the single bundled service offering that it provides to its clients. The Chief Operating Decision Maker of the Company as defined in SFAS No. 131 reviews financial information on a Company-wide basis.

3. RESTRICTED CERTIFICATES OF DEPOSIT AND MARKETABLE SECURITIES

          As of March 31, 2003, the Company had certificates of deposit and marketable securities that serve as collateral in connection with the Company’s workers’ compensation and health benefit programs. Due to the short maturity of these instruments, the carrying amount approximates fair value. These interest-bearing certificates of deposit and marketable securities have been classified as restricted in the accompanying condensed consolidated balance sheets. The interest earned on these certificates and securities is recognized as interest income on the Company’s condensed consolidated statements of income.

4. ACCOUNTS RECEIVABLE

          At December 31, 2002 and March 31, 2003, accounts receivable consisted of the following:

	December 31, 2002	March 31, 2003

Billed to clients	$4,108	$1,802
Unbilled revenues	84,025	75,460

	88,133	77,262
Less: Allowance for doubtful accounts	(831)	(832)

	$87,302	$76,430

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
CONTINUED
(in $000’s, except share and per share data)

5.PROPERTY AND EQUIPMENT

          At December 31, 2002 and March 31, 2003, property and equipment consisted of the following:

	December 31, 2002	March 31, 2003

Leasehold improvements	$2,426	$2,435
Furniture and fixtures	3,403	3,403
Vehicles	25	25
Equipment	2,111	2,111
Computer hardware and software	46,482	41,364

Total property and equipment	54,447	49,338
Less accumulated depreciation	(38,049)	(34,247)

	$16,398	$15,091

          For the three months ended March 31, 2003 and 2002, depreciation expense was $1,824 and $2,030, respectively.  The disposal of obsolete computer hardware and software with an original cost of $5,659 and related accumulated depreciation of $5,624 was recorded in the first quarter of 2003.

6. OTHER ASSETS AND AMORTIZATION

          Included in other current assets as of December 31, 2002 and March 31, 2003 were prepaid employment taxes of $892 and $805, respectively. Also included in other current assets were miscellaneous receivables, prepaid expenses and short-term deposits.

          For the three months ended March 31, 2003 and 2002, total amortization expense was $0 and $2, respectively. The Company adopted SFAS No. 142 effective January 1, 2002 and ceased amortization of goodwill. The Company has conducted a review of goodwill and other intangible assets as of January 1, 2002 and concluded that there is no goodwill impairment. Subsequent goodwill impairment losses, if any, will be reflected in operating income in the condensed consolidated statements of income.

7. HEALTH BENEFITS

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

          Blue Cross Blue Shield of Florida (“BCBS”) is the primary managed care company providing health insurance to Florida worksite employees, although Capital Health Plans provides HMO coverage to worksite employees in the Tallahassee, Florida region. The Company’s policy with BCBS is a three-year minimum premium arrangement renewed as of January 1, 2003. Pursuant to this arrangement, the Company is obligated to reimburse BCBS for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered worksite employee associated with this policy are specified for each plan year and includes the cost of aggregate stop loss coverage at the level of 115% of projected claims. The Company charges its clients and worksite

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
CONTINUED
(in $000’s, except share and per share data)

employees for the costs of the medical plan so that the Company bears risk for the amount of claims in excess of fees earned. The Company’s obligations to BCBS are secured by letters of credit. As of December 31, 2002 and March 31, 2003, the letter of credit for BCBS was $6,000. The $6,000 approximated one month’s claims payments. The three-year policy, effective January 1, 2003 provides for an adjustment to the letter of credit amounts based on premium volume and increases the claims payment factor to a maximum of two months.

          Worksite employees of Alabama-based clients are covered by client-sponsored plans. Prior to December 31, 2002 such worksite employees were covered under the BCBS policy.

          HealthPartners provides health coverage to Minnesota worksite employees.

          Aetna U. S. Healthcare (“Aetna”) is the primary health care provider for worksite employees throughout the remainder of the country. Under the Aetna health plan, which includes both a PPO and HMO offering, worksite employees must work a minimum of 25 hours per week to be eligible for coverage. Additional eligibility criteria may be established in each client’s benefits contract. With respect to the Aetna health plan, the Company requires each client that elects health coverage to meet minimum contribution and worksite employee participation rates. The Aetna 2003 HMO health plan is subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna 2003 PPO health plan is subject to a 7.5% additional premium recall if actual claims are higher than projected. The Company will be required to provide collateral, in the form of cash and cash equivalents, to Aetna as part of the PPO offering. The final amount of collateral is subject to determination based on the number of plan participants electing PPO coverage and projected additional PPO premium.

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

          During the periods ended March 31, 2003 and March 31, 2002, the Company recorded a health benefit subsidy of $0 and $1,000 respectively.

8. WORKERS’ COMPENSATION COSTS

          The Company has a loss sensitive workers’ compensation insurance program with AIG since January 1, 2003. As part of managing its workers’ compensation programs, beginning in 2003, the Company operates a wholly owned Bermuda-based insurance company. Previously, annual insurance policies had been written by CNA for the Company for the policy years from January 1, 2000 to December 31, 2002.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
CONTINUED
(in $000’s, except share and per share data)

          The AIG insurance program provides for a sharing of risk between the Company and AIG whereby AIG assumes risk in at least three areas within the program: (i) individual claim stop loss insurance risk; (ii) aggregate claim stop loss insurance risk; and (iii) premium payment credit risk.

          The Company through its Bermuda based insurance company assumes risk related to claims not subject to the individual claim stop loss insurance amount or claims not subject to the aggregate claim stop loss insurance amount.

          With respect to the individual claim stop loss insurance risk, the Company is responsible for paying, through AIG, claim amounts related to the first $1 million per accident. Claim amounts in excess of $1 million per accident are insured through the AIG program.

          With respect to the aggregate claim stop loss insurance risk, the Company is responsible for remitting premium payments to AIG sufficient to fund 175% of the insurance company’s estimate of expected losses for the policy year. The amount of the expected losses is established at the beginning of the policy year based on an expected volume of payroll. If the payroll volume varies during the year, the amount of the aggregate claim stop loss insurance risk changes proportionately. Total claims amounts during the policy year that exceed 175% of the expected loss amount are insured through the AIG program. The Company generally does not pay additional premiums during the policy year unless payroll volume or losses exceed certain estimated amounts established at the beginning of the policy year.

          Finally, with respect to the premium payment credit risk, since this program is a fully insured policy written by AIG, if the Company were to fail to make premium payments to AIG as scheduled, then AIG is responsible for the payment of all losses under the terms of the policy. AIG does require the Company to provide collateral based on the estimate of expected losses for the policy year. The payment of premium by the Company to fund claims to be paid in both the current and later years by AIG reduces the amount of the total collateral to be provided by the Company. The required collateral is provided in the form of cash and short-term investments placed into a trust account.

          AIG does not receive collateral equal to the limits of the aggregate claim stop loss insurance amount, which is 175% of the estimate of the expected losses for the policy year. Such collateral amount is established at the beginning of the policy year and actual payroll volumes may vary, resulting in a difference in the amount of expected losses and in the amount of collateral provided based on estimates of expected losses made at the inception of each policy year. Such variances, in addition to not receiving collateral equal to the aggregate claim stop loss amount, results in credit and premium payment risk to AIG.

          Under the AIG program, the Company is guaranteed an investment return on premiums paid to AIG. For the 2003 policy year, such rate of return is equal to 2.42%.

          The 2000 through 2002 CNA insurance program provided for a similar risk sharing arrangement between the Company and CNA as does the AIG program. In addition, under the CNA program the Company also assumed risk related to the timing of claims payments whereby the Company paid premiums to CNA and guaranteed a specific investment return on those premium payments. If the premium payments plus the guaranteed investment returns are not adequate to fund a specific amount of claims due to the payment pattern of those claims being faster than expected, then CNA is required to fund the additional amounts required.

          For the 2000 and 2001 programs, the Company guaranteed that the premium paid to CNA would earn an annual rate of return equal to seven percent. For the 2002 program, the Company guaranteed CNA that the premium would earn a rate of return equal to four and one-quarter percent. The Company is

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
CONTINUED
(in $000’s, except share and per share data)

required to pay additional premium to CNA after the close of the calendar year based on the difference between the actual return earned by the premium paid and the guaranteed annual rate of return. The additional premium paid to CNA is used to pay claims incurred during the policy year and is included in the amount of accrued insurance premium reserves at December 31, 2002 and March 31, 2003.

          The Company accrues for workers’ compensation costs under the AIG and CNA programs based upon payroll dollars paid to worksite employees, the specific risks associated with the type of work performed by the worksite employees, the administrative costs of the program, the expected rate of return earned by premium dollars paid to AIG and CNA as part of the programs and the discount rate used to determine the present value of future payments to be made under the programs. Total liabilities for workers’ compensation costs at December 31, 2002 and March 31, 2003, respectively, were $74,397 and $65,760 of which $60,672 and $60,672, respectively, were classified as long-term. Included in the total liabilities for workers’ compensation costs is the liability related to the expected payment for the investment guarantee provided by the Company to CNA. The long-term liability balance reflects a discounted amount of the liability using a rate of 4.0% at December 31, 2002 and March 31, 2003.

9. COMMITMENTS AND CONTINGENCIES

          Litigation - On April 30, 1999, a shareholder of the Company brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. Plaintiff seeks injunctive relief and unspecified damages including attorneys’ and experts’ fees. Negotiations continue between defendants and counsel for the putative plaintiff class in an effort to finalize a definitive settlement agreement. Once finalized, any agreed upon settlement is subject to court approval following notice to the putative class. Management does not expect any settlement to have a material effect on the Company’s financial position or results of operations.

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

Regulatory Matters - The Company’s employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these rules affect all companies in the United States. However, the rules that govern PEOs constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship between the PEO, the client and the worksite employees. Many federal and state laws relating to tax and employment matters were enacted before the widespread existence of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs are not “employers” of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the “Code”), the tax qualified status of the Company’s defined contribution retirement plan as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company, as defined, may no longer be able to assume the client’s federal employment tax withholding obligations and certain defined employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended. On May 13, 2002, the IRS released guidance applicable solely to the tax-qualified status of defined contribution retirement plans maintained by PEOs. In that guidance, the IRS declared that it would not assert a violation of the exclusive benefit rule under Section 401(a) of the Internal Revenue Code if a PEO that maintains a single employer defined contribution retirement plan for worksite employees takes certain remedial action by the last day of the first plan year beginning on or

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
CONTINUED
(in $000’s, except share and per share data)

after January 1, 2003. The Company maintains a frozen single employer defined contribution retirement plan benefiting certain worksite employees and intends to take remedial action to qualify for the relief provided under the IRS guidance within the applicable deadline. Since the plan has been frozen since April 1, 1997 and the assets in the plan are less than $3 million, this change is not expected to have a material effect on the Company’s financial condition and future results of operations. The Company also maintains an active defined contribution retirement plan with participants that include worksite employees. The active plan is designed as a multiple employer plan and, as such, its status is unaffected by the recent IRS guidance. Any other adverse developments in the above noted areas could have a material effect on the Company’s financial condition and future results of operations.

10. EQUITY

Employee Stock Option Plans

          In 1997, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan”). The 1997 Plan provides for options to be granted to key employees, officers, and directors of Gevity for the purchase of up to 2,500,000 shares of common stock, par value $.01 per share, of the Company (the “Common Stock”). Options granted under the 1997 Plan have a vesting period of up to 4 years for officers and key employees and may be immediately vested for non-employee directors. Options generally may not be exercised more than 10 years from the date of the grant, except as noted below. In May of 2000, shareholders approved an amendment to the plan that increased the number of shares reserved for issuance under the plan by 2,000,000 shares.

          In May 2002, the shareholders approved a new stock option plan (the “2002 Plan”). The 2002 Plan provides for options to be granted to key employees, officers, and directors of Gevity for the purchase of up to 2,000,000 shares of Common Stock. Options granted under the 2002 Plan generally have a vesting period of 4 years and may not be exercised more than 10 years from the date of the grant.

          The following table summarizes the activity in the option plans for the quarters ended March 31, 2002 and 2003:

	Number of Shares	Weighted- Average Price

2002:
Options outstanding at beginning of period	3,534,233	$5.13
Granted	189,500	$2.82
Exercised	—	—
Cancelled	229,021	$4.70
Options outstanding at end of quarter	3,494,712	$5.04
Options exercisable at end of quarter	1,205,995	$8.37
2003:
Options outstanding at beginning of period	5,217,433	$4.61
Granted	87,000	$4.97
Exercised	122,772	$2.77
Cancelled	258,702	$4.39
Options outstanding at end of quarter	4,922,959	$4.67
Options exercisable at end of quarter	1,852,153	$6.60

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
CONTINUED
(in $000’s, except share and per share data)

          Components of stock options under the option plans as of March 31, 2003 are as follows:

Options Outstanding			Options Exercisable

Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

903,437	8.6 Years	$1.78	273,807	$1.76
3,247,337	8.6 Years	$3.83	860,972	$3.78
220,901	6.2 Years	$8.39	166,590	$8.44
385,084	2.8 Years	$11.61	385,084	$11.61
55,000	5.8 Years	$12.38	55,000	$12.38
58,700	4.3 Years	$16.94	58,200	$16.95
52,500	4.7 Years	$18.06	52,500	$18.06

4,922,959	7.9 Years	$4.67	1,852,153	$6.60

Employee Stock Purchase Plan

          In January 2003, 21,912 shares of stock were issued to employees participating in the Company’s employee stock purchase plan which was adopted on July 1, 2001.

Series A Convertible Redeemable Preferred Stock

          The Company announced on April 24, 2003 that a definitive agreement was executed for the sale of $30 million of the Company’s newly authorized Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) to an investment group led by Frontenac Company LLC. Under the terms of the agreement with Frontenac, dividends will accrue on the Preferred Stock at the greater of (i) 4% of its stated value or (ii) on an as converted basis, the amount declared on the Common Stock on a per share basis. The Preferred Stock will be convertible into Common Stock at an initial per share price of $5.44 which is the average of the closing prices of the Common Stock for the five business days preceding the execution of the letter of intent on March 5, 2003 with Frontenac providing for the sale of the Preferred Stock. The conversion could result in the issuance of up to 5.5 million shares of Common Stock, or approximately 23.6% of the outstanding shares of Common Stock as of March 5, 2003, after giving effect to the repurchase of Mr. Craig’s shares as described below. As a condition of the investment, two representatives of Frontenac will join the Board of Directors of the Company.

          The Company also executed a letter of intent with Charles S. Craig on March 5, 2003, to purchase 3.1 million shares of Common Stock held by Mr. Craig, at a per share price of $5.44 less $.06 per share to reimburse the Company for related expenses.  The price of $5.44 is the initial conversion price per share for the Preferred Stock. Mr. Craig’s holding in the Company will be reduced from 4.9 million shares to 1.8 million shares (or 9.9% of the Company’s outstanding shares of Common Stock as of March 5, 2003) after the purchase is completed simultaneously with the completion of the sale of the Preferred Stock.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
CONTINUED
(in $000’s, except share and per share data)

          Proceeds from the sale of the Preferred Stock will provide additional capital to the Company to enable it to pursue its growth strategy, including possible acquisitions. In addition, approximately $16.6 million of the proceeds will be used by the Company to fund the purchase of Mr. Craig’s shares of Common Stock.

          The issuance of the Preferred Stock and its conversion into Common Stock will be submitted to shareholders of the Company for their approval. The closing of the sale of the Preferred Stock and the repurchase of Mr. Craig’s shares will occur promptly after such shareholder approval is received. The specific terms of the agreements are described in detail with the Company’s proxy statement for the 2003 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.

11. INCOME TAXES

          The Company records income tax expense using the asset and liability method of accounting for deferred income taxes.  Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for federal and state income taxes. For the three months ended March 31, 2003, the Company’s effective rate was equal to 33.0% and for the three months ended March 31, 2002 was 34.0%.

12. EARNINGS PER SHARE (“EPS”)

          Included as common stock equivalents in the diluted weighted average shares outstanding for the three months ended March 31, 2002 and 2003 were options granted under the Company’s 1997 stock incentive plan, which totaled 264,086 and 988,989 respectively.

          The reconciliation of net income attributable to Common Stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three months ending March 31, 2002 and 2003 is as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in $000’s)	(in 000’s)
For the Three Months Ended March 31, 2002
Basic EPS :	$990	20,611	$0.05

Effect of dilutive securities:
Options		264

Diluted EPS :	$990	20,875	$0.05

For the Three Months Ended March 31, 2003
Basic EPS :	$2,600	20,824	$0.12

Effect of dilutive securities:
Options		989

Diluted EPS :	$2,600	21,813	$0.12

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

          The accounting policies described below are those that the Company considers critical in preparing its financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting principles used by the Company in preparing its financial statements is included in Note 1 of Notes to the Condensed Consolidated Financial Statements and in Item 1 of the Form 10-K for the year ended December 31, 2002.

Revenue Recognition

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

            Historically the Company reported the full amount of its gross billings, including the portion that represents the gross wages of its worksite employees, as revenue. As described below, the Company changed from gross revenue reporting to net revenue reporting for worksite employee salaries, wages and certain payroll related taxes effective for the fourth quarter of 2002.

            The Company reports revenues from service fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  The Company reports as revenues, on a gross basis, the total amount billed to clients for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees.  The Company reports revenues on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19.  The Company now reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and certain payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes.  The Company accounts for its revenues using the accrual method of accounting.  Under the accrual method of accounting, the Company recognizes its revenues in the period in which the worksite employee performs work. The Company accrues revenues and unbilled receivables for service fees relating to work performed by worksite employees but unpaid at the end of each period.  In addition, the related costs of services are accrued as a liability for the same period.  Subsequent to the end of each period, such costs are paid and the related service fees are billed.

Accounting Change for Reporting Revenue

          During the quarter ended December 31, 2002, the Company changed from gross revenue reporting to net revenue reporting for worksite employee salaries, wages and certain payroll-related taxes.  Based on the criteria established by EITF No. 99-19, the Company determined that this change better recognizes the substance of the transactions between the Company and its clients. This change to a more preferable accounting method resulted in no effect on net income or earnings per share.

          Due to the significance of this reclassification of revenue and expense components to the income statement, the Company has reflected the change as if it had occurred on January 1, 2002 in the accompanying condensed consolidated financial statements. A table presented in footnote 1 of the notes to the condensed consolidated financial statements reflects the effect of the change on the amounts previously reported for the first quarter of 2002 and the amounts that would have been reported for the first quarter of 2003 under the gross revenue reporting method.

Medical Benefit Plan Liabilities

          The Company provides medical benefit plans to its worksite employees through several medical benefits plan providers.

          With respect to these medical benefit plans, the Company establishes medical benefit plan liability reserves for benefit claims that have been reported but not paid and claims that have been incurred but not reported. These reserves and the related health benefit plan subsidy are developed using actuarial principles and assumptions which consider a number of factors, including historical claim payment patterns and expected rates of increase in medical care costs. The factor that has the greatest impact on the Company’s financial results is the medical cost trend, which is the rate of increase in health care costs.

          In certain instances, the Company decides to make a contribution to the medical benefit plan providers toward the cost of the worksite employees medical benefit plan costs. Such contribution together with a higher than anticipated medical cost trend may result in what the Company has designated to be a health benefit plan subsidy.

          For each period, the Company estimates the relevant factors, based primarily on historical data and uses this information to determine the assumptions underlying the reserve calculations. An extensive degree of judgment is used in this estimation process. Due to the considerable variability of health care costs and adjustments to health reserves, the health benefit plan subsidy is sometimes significant. The health benefit subsidy is paid by the Company.

          The Company’s financial statements reflect the estimates made by the Company within the cost of services on the Company’s statements of income and within the accrued insurance premiums, health and workers’ compensation insurance reserves on the Company’s condensed consolidated balance sheet.

Workers’ Compensation Plan Liabilities

          The Company has a loss sensitive workers’ compensation insurance program with AIG since January 1, 2003. An annual insurance policy was written by CNA for the Company for the policy years from January 1, 2000 to December 31, 2002.

          As part of these programs the Company has individual stop loss coverage at $1 million per occurrence. In addition, the Company has aggregate stop loss coverage for individual claims that in total exceed the aggregate stop loss amount of 175% of expected losses as determined by AIG for the 2003 policy year and 130% of expected losses as determined by CNA for the policy years from January 1, 2000 to December 31, 2002.

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

          The Company’s financial statements reflect the estimates made by the independent actuaries as well as other factors related to the AIG and CNA workers’ compensation program within the cost of services on the Company’s condensed consolidated statements of income and within the accrued insurance premiums, health and workers’ compensation insurance reserves on the Company’s condensed consolidated balance sheet.

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

           In order to give recognition to these workers’ compensation cost obligations that are not expected to be paid in the following year, the Company includes a portion of the obligation as a long-term liability. The long-term liability balance reflects a discounted amount of the liability using a rate of 4.0% at December 31, 2002 and March 31, 2003.

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

RESULTS OF OPERATIONS

           The following table presents the Company’s results of operations for the three months ended March 31, 2002 and 2003, expressed as a percentage of revenues:
	For the Three Months ended March 31
	2002	2003
Revenues	100.0%	100.0%
Cost of Services	74.7	75.9

Gross Profit	25.3	24.1

Operating Expenses:
Salaries, wages and commissions	15.0	12.2
Other general and administrative	6.9	6.7
Depreciation and amortization	2.3	1.8

Total operating expenses	24.2	20.7

Operating income	1.1	3.4
Interest income, net	0.5	0.4

Income before income taxes	1.6	3.8
Income tax provision	0.6	1.2

Net income	1.0%	2.6%

SIGNIFICANT TRENDS

          In 2001, the Company decided to target new clients with a lower risk profile and to no longer service existing clients in certain high-risk industries. During the first quarter of 2002, all existing clients in certain high-risk industries such as roofing and trucking were terminated. However, the Company will continue to service existing clients in other high-risk industries and intends to retain such clients for as long as they remain profitable to the Company. As a result, the percentage of total Company revenue earned from clients in high-risk industries is expected to decrease over time as the revenue earned from new clients added from other industries increases.

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

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

          Revenues were $102.8 million for the three months ended March 31, 2003, compared to $91.1 million for the three months ended March 31, 2002, representing an increase of $11.7 million, or 12.8%. Revenue growth was primarily due to the Company’s price increases implemented as of January 1, 2003 with its existing client base as well as with new clients. The Company communicated to its existing clients that the comprehensive service fees, including the cost of medical benefits, would increase in 2003 to more appropriately recognize the Company’s cost of providing services and to decrease the Company’s health benefit plan subsidy. The repricing of the Company’s services is consistent with its strategy to charge service fees that more accurately reflect current competitive market rates for insurance and benefit related services.

          From March 31, 2002 to March 31, 2003, the number of client accounts decreased 10.6% from 7,501 to 6,705. The Company counts the number of client accounts based on each unique account number that the Company issues to identify each payroll cycle (e.g., weekly, bi-weekly, monthly, etc.) Accordingly, each business the Company services may have multiple payroll cycles and thereby represents more than one client. The Company attributes such decreases are attributable to the repricing actions taken by the Company as of January 1, 2003.

          For the three months ended March 31, 2003, the average number of worksite employees receiving a paycheck each month was 87,945 as compared to 96,066 for the three months ended March 31, 2002, representing a decrease of 8.5%. This decrease was a result of the Company’s repricing actions taken as of January 1, 2003.

          The annualized average wage of paid worksite employees for the three months ended March 31, 2003 increased 11.2% to $30,569 from $27,498 for the three months ended March 31, 2002. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.

          Total salary and wages paid to worksite employees for the three months ended March 31, 2003 increased 1.8% to $672.1 million from $660.4 million for the three months ended March 31, 2002.

          As a result of the repricing of the existing client base, the average annualized administrative fees earned per paid worksite employee increased 13.2% from $901 for the three months ended March 31, 2002 to $1,020 for the three months ended March 31, 2003.

          Charges to clients for workers’ compensation insurance coverage as a percentage of worksite salaries and wages for the three months ended March 31, 2003 was 3.44% as compared to 3.59% for the three months ended March 31, 2002 representing a decrease of 4.2%. Workers’ compensation charges decreased in the first quarter of 2003 due to the Company’s decision to sell to a target market with a lower workers’ compensation risk profile and with higher wages.

          Charges to clients and employees for medical and retirement benefits insurance coverage for the three months ended March 31, 2003 were $52.5 million as compared to $41.5 million for the three months ended March 31, 2002, representing an increase of 26.5%. Such increase was attributable to increases in health insurance costs as well as the Company’s decision to no longer provide health benefits insurance to client employees at rates below the cost of such coverage to the Company. As of March 31, 2003 approximately 38% of the Company’s client employees participate in the Company’s health benefit plans and 72% of the clients offer health benefits coverage to their employees.

          Cost of services was $78.0 million for the three months ended March 31, 2003, compared to $68.1 million for the three months ended March 31, 2002, representing an increase of $9.9 million, or 14.5%. This increase was primarily due to an increase in the cost of health benefits insurance.

          The cost of providing medical and retirement benefits insurance to clients employees for the three months ended March 31, 2003 was $52.5 million as compared to $42.5 million for the three months ended March 31, 2002, representing an increase of 23.5%. Such increase was attributable to increases in health insurance costs.

          The Company has in the past decided to provide health benefits insurance coverage to client employees at rates below the cost of such coverage to the Company, which results in a medical benefit plan subsidy. As of January 1, 2003, the Company repriced its health benefits insurance coverage being provided to worksite employees in order to reduce the medical benefit plan subsidy. For the three months ended March 31, 2003, the medical benefit plan subsidy was $0 as compared to $1.0 million for the three months ended March 31, 2002.

          Workers’ compensation costs for the three months ended March 31, 2003 were $22.1 million compared to $22.8 million for the three months ended March 31, 2002, representing a decrease of $0.7 million or 3.1%. Workers’ compensation costs decreased in the first quarter of 2003 due to the Company’s decision to sell to a target market with a lower workers’ compensation risk profile and higher wages.

          State unemployment taxes were $2.9 million for the first three months ended March 31, 2003, compared to $2.7 million for the first three months ended March 31, 2002, representing an increase of $0.2 million or 7.4%. This increase was primarily the result of business expansion into states with higher unemployment tax rates.

          Gross profit was $24.8 million for the three months ended March 31, 2003, compared to $23.1 million for the three months ended March 31, 2002, representing an increase of $1.7 million, or 7.4%. Gross profit increased primarily due to the Company’s price increases implemented as of January 1, 2003 with its existing client base as well as with new clients.

          Operating expenses were $21.3 million for the three months ended March 31, 2003, compared to $22.1 million for the three months ended March 31, 2002, representing a decrease of $0.8 million, or 3.6%.

          Salaries, wages and commissions were $12.5 million for the three months ended March 31, 2003, compared to $13.7 million for the three months ended March 31, 2002, representing an decrease of $1.2 million, or 8.8%.  This decrease was due primarily to a reduction in the number of employees throughout 2002, which carried over through the first quarter of 2003.

          Other general and administrative expenses were $6.9 million for the three months ended March 31, 2003, compared to $6.3 million for the three months ended March 31, 2002, representing a increase of $0.6 million, or 9.5%. The increase in general and administrative expenses was due primarily to increased outside service fees, insurance costs and marketing support during the three months ended March 31, 2003.

          Depreciation and amortization expenses were $1.8 million for the three months ended March 31, 2003, compared to $2.1 million for the three months ended March 31, 2002. As of January 1, 2002 the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142 that changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company conducted an independent impairment review of goodwill and other intangible assets as of January 1, 2002 and concluded that there is no goodwill impairment. The Company has also determined that no subsequent events have taken place to change such conclusion.

          Interest income was $0.4 million for the three months ended March 31, 2003 and $0.5 million for the three months ended March 31, 2002 representing a decrease of $0.1 million due to a decline in interest rates.

          Income tax expense for the three months ended March 31, 2003 was $1.3 million, compared to $0.5 million for the three months ended March 31, 2002. The Company’s effective tax rate for financial reporting purposes was equal to 33.0% for the three months ended March 31, 2003 as compared to 34.0% for the three months ended March 31, 2002.

          Net income was $2.6 million for the three months ended March 31, 2003, compared to net income of $1.0 million for the three months ended March 31, 2002, representing an increase of $1.6 million.

Liquidity and Capital Resources

          The Company had $126.6 million in total cash and cash equivalents, restricted certificates of deposit and marketable securities at March 31, 2003, of which $23.4 million was unrestricted. The Company is required to collateralize its obligations under its workers’ compensation and health benefit plan and certain general insurance coverages. The Company uses its cash and cash equivalents to collateralize these obligations as more fully described below.

          At March 31, 2003, the Company had pledged $103.2 million of restricted certificates of deposit and restricted marketable securities, with original maturities of less than one year, as collateral for certain standby letters of credit or in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans.

          Of the total amount pledged by the Company, $78.8 million was pledged as part of the Company’s workers’ compensation programs with CNA for the policy years beginning January 1, 2000 through December 31, 2002 and $18.1 million was pledged as part of the Company’s 2003 workers’ compensation and other related insurance programs with AIG.

          The Company anticipates that $12.9 million of cash and cash equivalents will be used as additional collateral for the 2003 workers’ compensation and other related insurance programs with AIG during the final nine months of 2003.

          The Company’s collateralization obligations of $6.0 million under its medical benefit plans were funded through 2002. As part of the Company’s renewal of its medical benefit plan with Aetna for 2003 the Company anticipates that up to $2.0 million of cash and cash equivalents will be used to collateralize the Aetna program.  The final amount of collateral is subject to determination based on the number of plan participants electing PPO coverage. As part of the Company’s three-year renewal, as of January 1, 2003, of its medical benefit plan with Blue Cross Blue Shield of Florida (“BCBS”), the amount of collateral required to be provided to BCBS is expected to increase over the three-year renewal term, based in part on the increase in plan participation.

          The Company had no long-term debt outstanding as of March 31, 2003 and 2002.

          The Company’s billings to its clients include: (i) each worksite employee’s gross wages; (ii) a markup which is computed as a percentage of the gross wages; (iii) related payroll taxes; and (iv) the client company’s portion of benefits, including medical and retirement benefits, provided to the worksite employees based on elected coverage levels by the client and the worksite employee. Included in the Company’s billings during the first three months of 2003 were salaries, wages and payroll taxes of worksite employees of $703.3 million.

          The billings of the Company derived from salaries, wages and payroll taxes is managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the worksite employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of the Professional Services Agreement, the Company is obligated to make certain wage, tax and regulatory payments.  Because of this, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving from the client the service fees charged by the Company.

          In addition to yielding a profit to the Company, the markup to the client is intended to cover the Company’s costs of:  (i) workers’ compensation insurance for worksite employees; (ii) medical and retirement benefit plan coverage of the worksite employees; (iii) state unemployment insurance; and (iv) human resource consulting services and payroll and benefits administration services.

          The Company’s primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers’ compensation expense and medical benefit plan premiums.

          At March 31, 2003, the Company had net working capital of $92.9 million including restricted funds of $103.2 million as compared to $89.6 million in net working capital as of December 31, 2002 including $92.5 million of restricted funds.

          Net cash provided by operating activities was $1.5 million for the three months ended March 31, 2003 as compared to net cash provided by operating activities of $18.8 million for the three months ended March 31, 2002, representing a decrease of $17.3 million.

          The Company’s cash flow from operating activities during the first three months of 2003 was $1.5 million primarily due to net income of $2.6 million, a decrease in accounts receivable of $10.8 million offset by a decrease in accrued payroll and payroll taxes, and accrued insurance premiums and workers’ compensation and health reserves of $11.2 million. The timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a period ends and the existence of holidays on or immediately following a period-end.

          The Company did not pay any cash dividends prior to March 14, 2001. At that time, the Company instituted a quarterly dividend program of $0.05 per share, and pursuant to this program the Board of Directors declared a cash dividend of $0.05 per share of Common Stock, payable on April 30, 2003 to holders of record on April 15, 2003. While this dividend declaration is part of an intended regular quarterly dividend program, any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Under the terms of the Preferred Stock, the consent of Frontenac will be required for the payment of dividends in excess of 50% of the net income for 2003 and 2004, in excess of 40% of net income for 2005, and in excess of 30% of net income thereafter, so long as Frontenac holds (or is entitled to vote) a majority of the Preferred Stock.

          The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, anticipated levels of medical benefit plan subsidies, collateralization requirements for insurance coverages and other operating cash needs. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its requirements through 2003. The company announced on April 24, 2003 that a definitive agreement was executed for the sale of $30 million of the company’s newly authorized Preferred Stock to an investment group led by Frontenac Company LLC. The Company also executed a letter of intent with Charles S. Craig on March 5, 2003, to purchase 3.1 million shares of Common Stock held by Mr. Craig. For further information regarding these agreements, see “Equity-Series A Convertible Preferred Stock” beginning on page 17.

          Proceeds from the sale of the Preferred Stock will provide additional capital to the Company to enable it to pursue its growth strategy, including possible acquisitions. In addition, $16.6 million of the proceeds will be used by the Company to fund the purchase of Mr. Craig’s shares of Common Stock. If the Company does not achieve its profitability objectives in 2003 and its cash balances and cash flow from operations are inadequate to meet its operating and collateralization requirements as well as its long-term capital needs, then the Company may explore additional external financing alternatives, including public or private debt and/or equity financing. The Company is currently in the process of negotiating the terms of a proposed $10 million revolving line of credit with a bank lender. However, there is no assurance that financing from external sources will be available to the Company at prevailing market rates. In addition, certain types or amounts of financing will require the consent of Frontenac so long as Frontenac holds (or is entitled to vote) a majority of the Preferred Stock.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company utilizes U.S. government agency and other corporate debt with fixed rates and maturities of less than one year to manage its exposures to interest rates. (See Note 3 to the Condensed Consolidated Financial Statements appearing elsewhere in this Form 10-Q). The Company is also subject to market risk from exposures to changes in interest rates related to insurance premiums paid to CNA under its workers’ compensation programs for the policy years 2000 through 2002. The insurance premiums paid to CNA are invested in U. S. government agency and corporate debt instruments with fixed rates. The insurance premiums paid to AIG under its 2003 workers’ compensation program earn a guaranteed rate of return and are not subject to market risk from changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2003, although there can be no assurances that interest rates will not change.

ITEM 4.          CONTROLS AND PROCEDURES

          Within 90 days prior to the date of this report, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) of the Exchange Act.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of evaluation.

There have been no significant changes in the Company’s internal controls, or other factors that could significantly affect such internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer carried out their evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), the Company hereby provides cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein, in other filings made by the Company with the Securities and Exchange Commission, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will result,” “are expected to,” “anticipated,” “plans,” “intends,” “will continue,” “estimated,” and “projection”) are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:

(i)

volatility of costs of workers’ compensation insurance coverage and profit generated from the workers’ compensation component of the Company’s service offering under the company’s loss sensitive workers’ compensation programs;

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

(x)	an unfavorable determination by the Internal Revenue Service or Department of Labor regarding the status of the Company as an “employer”;

(xi)	the possibility of client attrition due to the Company’s decision to increase the price of its services, including medical benefits;

(xii)	risks associated with geographic market concentration;

(xiii)	the financial condition of clients;

(xiv)	the effect of economic conditions in the United States generally on the Company’s business;

(xv)	the failure to properly manage growth and successfully integrate acquired companies and operations;

(xvi)	risks associated with providing new service offerings to clients;

(xvii)	the ability to secure outside financing at rates acceptable to the Company;

(xviii)	risks associated with third party claims related to the acts, errors or omissions of the worksite employees; and

(xix)	other factors which are described in further detail in the Company’s Annual Report on Form 10-K and in other filings by the Company with the Securities and Exchange Commission.

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

          From time to time the Company is made a party to claims based upon the acts or omissions of its clients’ worksite employees for the acts or omissions of worksite employees and vigorously defends against such claims.

ITEM 5.           Other Information

          On April 24, 2003 the Company announced that John Panning has decided to resign as the Company’s Chief Financial Officer (CFO) and as a Director effective June 1, 2003. Also on April 24, 2003 the Company announced that Peter Grabowski will succeed Mr. Panning as Senior Vice President and CFO and assume responsibility for the Company’s finance portfolio. To lead the Company’s benefits and risk functions, the Company is in the process of seeking to hire a new Senior Vice President of Insurance Services.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 signed by Erik Vonk, Chief Executive Officer.

99.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 signed by John E. Panning, Chief Financial Officer.

(b) Reports on Form 8-K

          On February 4, 2003, a Form 8-K was filed with the Securities and Exchange Commission as a current report announcing that the Company anticipates earnings of $0.22 per share in 2002 and announced a projected increase in excess of 50% in 2003 earnings to at least $0.35 per share. Actual results for 2003 will be release by the Company on March 6, 2003.  In addition, the Company announced the adoption of a new revenue recognition policy under which the salaries, wages, and certain payroll taxes of worksite employees will no longer be recognized as revenue components. The revenue recognition change took effect with the Company’s 2002 Annual Report on Form 10-K. A press release, dated February 4, 2003, announcing the Company’s anticipated earnings per share in 2002 and 2003, as well as the adoption of the Company’s new revenue recognition policy was included as Exhibit 99.1 to the current report.

          On March 6, 2003, a Form 8-K was filed with the Securities and Exchange Commission as a current report announcing that the Company entered into a letter of intent with the Frontenac Company for the purchase by Frontenac Company of $30 million of Preferred Stock, and that it has entered into a letter of intent with Charles S. Craig, a director of the Company, to acquire approximately 3.1 million shares of Common Stock owned by Mr. Craig. In addition, the Company announced that the Rights Agreement dated as of April 23, 2002 of the Company would be amended to exempt the initial purchase of the Preferred Stock and the conversion thereof from the application of the Rights Agreement. Copies of the Press Release, dated March 6, 2003, announcing the Frontenac Agreement, the letters of intent with each of Frontenac and Mr. Craig, as well as a form of the First Amendment and Supplement to the Rights Agreement were attached as exhibits to the current report. Also included with the current report on Form 8-K, dated March 6, 2003, was a press release announcing the Company’s financial results for the fourth quarter ended December 31, 2002 and full year 2002, which included the Company’s consolidated statements of operations in both net and gross reporting, selected balance sheet items and statistical data for the applicable periods.

          On March 14, 2003, a Form 8-K was filed with the Securities and Exchange Commission as a current report announcing that the Board of Directors declared a quarterly dividend of $0.05 per share, payable April 30, 2003, to shareholders of record as of April 15, 2003. A copy of the press release dated March 14, 2003 disclosing the declaration of dividend was attached as Exhibit 99.1 to the current report.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.

Dated: May 13, 2003	/s/ JOHN E. PANNING

John E. Panning Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

          I, Erik Vonk, certify:

(1)	I have reviewed this quarterly report on Form 10-Q of Gevity HR, Inc.;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to subsequent deficiencies and material weaknesses.

Dated: May 13, 2003	/s/ ERIK VONK

Erik Vonk Chief Executive Officer

          I, John E. Panning, certify:

(1)	I have reviewed this quarterly report on Form 10-Q of Gevity HR, Inc.;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to subsequent deficiencies and material weaknesses.

Dated: May 13, 2003	/s/ JOHN E. PANNING

John E. Panning Chief Financial Officer