Form 10-Q
period 2003-06-30
GEVITY HR INC
filed 2003-08-14
CIK 1035185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  (Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003.

or

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to__________________

Commission File No. 0-22701

GEVITY HR, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0735612 (I.R.S. Employer Identification No.)

600 301 Blvd West, Suite 202 Bradenton, FL Address of principal executive offices)	34205 (Zip Code)

(Registrant’s Telephone Number, Including Area Code): (941) 741-4300

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of common stock	Outstanding as of August 8, 2003
Par value $0.01 per share	18,542,255

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEVITY HR, INC. AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(in $000’s except share and per share data)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Revenues	$102,142	$92,901	$204,912	$184,033
Cost of services	74,281	70,330	152,273	138,412

Gross profit	27,861	22,571	52,639	45,621

Operating expenses:

Salaries, wages and commissions	12,989	13,058	25,517	26,742

Other general and administrative	8,104	6,353	15,030	12,665

Depreciation and amortization	1,792	1,998	3,616	4,060

Total operating expenses	22,885	21,409	44,163	43,467

Operating income	4,976	1,162	8,476	2,154
Interest income, net	415	489	815	956

Other non-operating income (expense), net	7	30	(12)	71

Income before income taxes	5,398	1,681	9,279	3,181

Income tax provision	1,781	572	3,062	1,081

Net income	3,617	1,109	6,217	2,100
Non-cash charges attributable to beneficial
conversion feature and accretion of redemption
value of convertible, redeemable preferred stock	17	--	17	--

Preferred stock dividend	276	--	276	--

Net income attributable to common shareholders	$3,324	$1,109	$5,924	$2,100

Net income per common share
- Basic	$0.16	$0.05	$0.29	$0.10

- Diluted	$0.15	$0.05	$0.27	$0.10

Weighted average common shares outstanding
- Basic	20,267,369	20,758,702	20,545,058	20,685,084
- Diluted	23,524,392	21,222,276	22,803,290	21,029,665

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in $000’s, except share and per share data)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$19,787	$33,769
Certificates of deposit - restricted	6,281	13,431
Marketable securities	11,000	--
Marketable securities- restricted	103,424	79,023
Accounts receivable, net	75,910	87,302
Deferred tax asset	5,597	7,984
Other current assets	13,159	13,068

Total current assets	235,158	234,577
Property and equipment, net	13,687	16,398
Goodwill	8,692	8,692
Deferred tax asset	--	123
Other assets	5,649	5,745

Total assets	$263,186	$265,535

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED
STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued insurance premiums, health and
workers' compensation insurance reserves	$29,363	$33,999
Accrued payroll and payroll taxes	81,192	93,379
Accounts payable and other accrued liabilities	3,919	4,408
Income taxes payable	1,663	3,971
Customer deposits and prepayments	7,017	8,150
Dividends payable	1,189	1,041

Total current liabilities	124,343	144,948
Long-term accrued health and workers' compensation insurance reserves	61,672	61,672

Deferred tax liability	202	--
Other long-term liabilities	391	310

Total liabilities	186,608	206,930
Commitments and contingencies (see notes)
Series A convertible, redeemable preferred stock, $0.01 par value,
($30,000 liquidation preference) 30,000 shares authorized, issued and
outstanding as of June 30, 2003	405	--
Shareholders' equity:
Common stock, $.01 par value
Shares authorized: 100,000,000
Shares issued and outstanding:
June 30, 2003 - 21,336,155
December 31, 2002 - 20,810,557	213	208
Additional paid in capital	69,215	39,344
Retained earnings	23,122	19,158
Treasury Stock (3,086,339 and 50,517 shares at cost, respectively)	(16,380)	(106)
Accumulated other comprehensive income	3	1

Total shareholders' equity	76,173	58,605

Total liabilities, convertible redeemable preferred
stock and shareholders' equity	$263,186	$265,535

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in $000’s)

	For the six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,217	$2,100
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,616	4,060
Deferred tax benefit (provision), net	2,712	(817)
Provision for bad debts	135	259
Other	40	(45)
Changes in operating working capital:
Accounts receivable, net	11,257	7,668
Other current assets	(91)	(1,407)
Other assets	93	(1,430)
Accrued insurance premiums, health and workers' compensation
insurance reserves	(4,636)	6,619
Accrued payroll and payroll taxes	(12,187)	10,221
Accounts payable and other accrued liabilities	(488)	(443)
Income taxes payable	(1,391)	720
Customer deposits and prepayments	(1,133)	1,184
Health and workers' compensation reserves - long term	-	(1,275)
Other long-term liabilities	81	52

Net cash provided by operating activities	4,225	27,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(78,868)	(104,605)

Maturities of marketable securities and certificates of deposit	50,622	67,043

Capital expenditures	(945)	(320)

Net cash used in investing activities	(29,191)	(37,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends to common shareholders	(2,089)	(2,068)
Proceeds from issuance of Series A Convertible,
Redeemable Preferred Stock, net of issuance costs	27,686	--
Purchase of treasury stock	(16,272)	(95)
Proceeds from issuance of common shares	1,659	573

Net cash provided by (used in) financing activities	10,984	(1,590)

Net decrease in cash and cash equivalents	(13,982)	(12,006)
Cash and cash equivalents - beginning of period	33,769	55,929

Cash and cash equivalents - end of period	$19,787	$43,923

Supplemental disclosure of cash flow information:
Income taxes paid	$1,741	$1,179

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in $000’s, except share and per share data)

1. GENERAL

        The accompanying unaudited condensed consolidated financial statements of Gevity HR, Inc., and its subsidiaries (the “Company” or “Gevity”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission (the “Form 10-K”). The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

        Gevity is a leading United States provider of human capital management solutions. The Company offers its clients, which are typically small to medium-sized businesses with between five and one hundred employees, a broad range of products and services that provide a complete solution for the clients’ human resources (“HR”) outsourcing needs. The Company’s products and services include providing clients assistance with finding the right employees for their business, developing their people, retaining the best employees, managing employee related paperwork and protecting their business by providing guidance on human resource policies, practices and regulatory compliance. The Company’s services are designed to improve the productivity and profitability of its clients’ businesses by allowing managers of those businesses to focus on revenue producing activities by relieving them of the time consuming and complex burdens associated with employee administration. As of June 30, 2003, the Company served 6,152 clients, as measured by individual client Federal Employer Identification Numbers (“FEIN”), with 88,888 active worksite employees, and maintained offices in Florida, Texas, Georgia, Arizona, Minnesota, North Carolina, Tennessee, Alabama, Colorado, California and New York.

        In order to utilize the Company’s products and services, a client transfers certain employment-related risks and liabilities to the Company and retains other risks and liabilities. In this context, the client and the Company are each viewed as and become a “co-employer” of the client’s worksite employees. In this regard, the Company is a licensed Professional Employer Organization (“PEO”).

        As a co-employer, employment-related liabilities are contractually allocated between the Company and the client under a written Professional Services Agreement. Under the Professional Services Agreement, the Company assumes responsibility for and manages the risks associated with each client’s worksite employee payroll obligations, including the liability for payment of salaries and wages (including payroll taxes) to each worksite employee and, at the client’s option, responsibility for providing group health, welfare, and retirement benefits to such individuals. These obligations of the Company are

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

fixed, whether or not the client makes timely payment of the associated service fee. In this regard, it is important to understand that, unlike payroll processing service providers, the Company issues to each of the client’s worksite employees Company payroll checks drawn on the Company’s bank accounts. The Company also reports and remits all required employment information and taxes to the Internal Revenue Service (“IRS”) and issues a Federal Form W-2 to each worksite employee under the appropriate Company FEIN. The Company assumes the responsibility for compliance with those employment-related governmental regulations that can be effectively managed away from the client’s worksite. The Company provides workers’ compensation insurance coverage to each worksite employee under the Company’s master insurance policy. The client, on the other hand, contractually retains the general day-to-day responsibility to direct, control, hire, terminate and manage each of the client’s worksite employees. The worksite employee services are performed for the exclusive benefit of the client’s business. The client also remains responsible for compliance with those employment-related governmental regulations that are more closely related to the day-to-day management of worksite employees.

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

        The Company contracts with a licensed insurance carrier to provide workers’ compensation insurance coverage for its worksite employees. As of January 1, 2003, member insurance companies of American International Group, Inc. (“AIG”) provide such insurance. In 2002, CNA Financial Corporation (“CNA”) was the provider of such insurance. The Company pays the premiums for this coverage and passes along to its clients some or all of the costs attributable to the coverage for their respective worksite employees. The Company does not act as an insurance company and is not licensed in any state as an insurance company. However, as part of managing its workers’ compensation programs, beginning in 2003, the Company operates a wholly-owned Bermuda-based insurance company. The Company does assume certain workers’ compensation risk as a result of providing its services. For a more detailed analysis, see Note 5 “Workers’ Compensation Costs.”

        The Company has an incentive to minimize its workers’ compensation and unemployment tax costs because the Company bears the risk that its actual costs will exceed those billed to clients, and conversely, the Company profits on these components of its service offerings in the event that it effectively manages such costs.

        The Company’s operations are currently conducted through a number of wholly-owned limited partnerships and wholly-owned limited liability companies. The consolidated operations of the Company exclude intercompany accounts and transactions that have been eliminated in consolidation. Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform to the current period condensed presentation.

        The Company also provides HR products and services on a limited basis to small and medium-sized businesses without entering into a co-employer relationship. These products and services range from basic payroll processing to payroll processing and HR management solutions that include most of the Company’s product offerings. These services have not been actively marketed to new clients and revenues generated from such services are not significant.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

Revenue Recognition

        The gross billings that the Company charges its clients under its Professional Services Agreement include each worksite employee’s gross wages, a service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s service fee, which is computed as a percentage of gross wages, is intended to yield a profit to the Company and cover the cost of certain employment-related taxes, workers’ compensation insurance coverage, and administrative and field services provided by the Company to the client, including payroll administration and record keeping, as well as safety, human resources, and regulatory compliance consultation. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll delivered to the client.

        Historically, the Company reported the full amount of its gross billings, including the portion that represents the gross wages of its worksite employees, as revenue. As described below, the Company changed from gross revenue reporting to net revenue reporting for worksite employee salaries, wages and certain payroll related taxes effective for the fourth quarter of 2002.

        The Company reports revenues from service fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees. The Company reports revenues on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. The Company now reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and certain payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes. The Company accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the worksite employee performs work. The Company accrues revenues for service fees, health and welfare benefits plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. The Company accrues unbilled receivables for payroll and payroll taxes, services fees, health and welfare benefits plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.

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

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

        Due to the significance of this reclassification of revenue and expense components to the income statement, the Company has reflected the change in the accompanying condensed consolidated financial statements as if it had occurred on January 1, 2002. The tables presented below reflect the effect of the change on the amounts reported for the three and six months ended June 30, 2003 and June 30, 2002 under the gross revenue reporting method.

For the Three Months ended June 30, 2003:

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$828,243	$(726,101)	$102,142
Cost of services	800,382	(726,101)	74,281
Gross profit	27,861	--	27,861
Operating expenses	22,885	--	22,885
Net income	$3,617	$--	$3,617

For the Three Months ended June 30, 2002:

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$831,852	$(738,951)	$92,901
Cost of services	809,281	(738,951)	70,330
Gross profit	22,571	--	22,571
Operating expenses	21,409	--	21,409
Net income	$1,109	$--	$1,109

For the Six Months ended June 30, 2003:

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$1,634,323	$(1,429,411)	$204,912
Cost of services	1,581,684	(1,429,411)	152,273
Gross profit	52,639	--	52,639
Operating expenses	44,163	--	44,163
Net income	$6,217	$--	$6,217

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

For the Six Months ended June 30, 2002:

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$1,618,748	$(1,434,715)	$184,033
Cost of services	1,573,127	(1,434,715)	138,412
Gross profit	45,621	--	45,621
Operating expenses	43,467	--	43,467
Net income	$2,100	$--	$2,100

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has evaluated the provisions of this statement and determined that it does not have a material impact on the Company’s condensed consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has evaluated the provisions of this statement and determined that it does not have a material impact on the Company’s condensed consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Direct Guarantees of Indebtedness of Others. Provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has evaluated the provisions of this interpretation statement and determined that it does not have a material impact on the Company’s condensed consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has determined it will not change to the fair-value method of accounting for stock-based employee compensation.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

        The Company has adopted only the pro forma disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record at fair value compensation cost for stock-based employee compensation plans. The Company accounts for equity-based compensation arrangements in accordance with the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Intrinsic value per share is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. See Note 8 “Equity” for a description of the Company’s plans.

        As permitted by SFAS No. 123, and as amended by SFAS No. 148, the Company has elected to continue to account for its stock option plans in accordance with the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the options granted under the plans been determined based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		For the Three Months ended		For the Six Months ended
		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income	As reported	$3,617	$1,109	$6,217	$2,100
Less: employee compensation
for stock option program,
net of tax effect	Pro forma	509	371	614	578

Net income	Pro forma	$3,108	$738	$5,603	$1,522

Basic earnings per share	As reported	$0.16	$0.05	$0.29	$0.10
	Pro forma	$0.14	$0.04	$0.26	$0.07
Diluted earnings per share	As reported	$0.15	$0.05	$0.27	$0.10
	Pro forma	$0.13	$0.03	$0.25	$0.07

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation by business enterprises of variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosures of certain information in financial statements initially issued after January 31, 2003, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective. The Company has evaluated the provisions of this interpretation statement and determined that it does not have a material impact on the Company’s condensed consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The Company has evaluated the provisions of this statement and determined that it does not have a material impact on the Company's condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the provisions of this statement and determined that it does not have a material impact on the Company’s condensed consolidated financial statements.

2.     RESTRICTED CERTIFICATES OF DEPOSIT AND MARKETABLE SECURITIES

        At June 30, 2003 and December 31, 2002, the Company’s investment portfolio consisted of restricted certificates of deposit, as well as restricted and unrestricted marketable debt and equity securities classified as available-for-sale.

        Certain certificates of deposit and marketable securities serve as collateral in connection with the Company’s workers’ compensation and health benefit programs and have been classified as restricted in the accompanying condensed consolidated balance sheets. Due to the short maturity of these instruments, the carrying amount approximates fair value. The interest earned on these certificates and securities is recognized as interest income on the Company’s condensed consolidated statements of income.

        The carrying amount of the marketable securities portfolio by type and classification as of June 30, 2003 and December 31, 2002 is as follows:

	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
As of June 30, 2003:
Adjusted rate mutual fund - unrestricted	$11,000	$--	$11,000

Auction market municipal bonds - restricted	$63,550	$5	$63,555
Auction market preferred shares - restricted	11,700	--	11,700
Flex-term note - restricted	3,500	--	3,500
Money market - restricted	24,669	--	24,669

Total restricted investments	$103,419	$5	$103,424

As of December 31, 2002:
Auction market preferred shares - restricted	$8,200	$--	$8,200
Commercial paper - restricted	3,500	--	3,500
Auction market municipal bonds- restricted	57,800	--	57,800
Money market - restricted	9,523	--	9,523

Total restricted investments	$79,023	$--	$79,023

        The unrealized gain shown at June 30, 2003, net of the tax effect of $2 is reflected as other comprehensive income in the condensed consolidated balance sheet. For each of the three and six month periods ended June 30, 2003 there were no realized gains or losses on the sale of available-for-sale securities.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

3.     ACCOUNTS RECEIVABLE

        At June 30, 2003 and December 31, 2002, accounts receivable consisted of the following:

	June 30, 2003	December 31, 2002
Billed to clients	$1,904	$4,108
Unbilled revenues	74,824	84,025

	76,728	88,133
Less: Allowance for doubtful accounts	(818)	(831)

Total	$75,910	$87,302

4.     HEALTH BENEFITS

        Employee benefit costs are comprised primarily of medical benefit plan costs, but also include the costs of other employee benefits such as dental, vision, disability and group life insurance. With respect to medical benefit plans, the Company will continue to enforce minimum rates that apply to worksite employee participation and the amount each client contributes toward the cost of providing the Company’s health benefit plans to the client worksite employees.

        Blue Cross Blue Shield of Florida (“BCBS”) is the primary managed care company providing health insurance to Florida worksite employees, The Company’s policy with BCBS is a three-year minimum premium arrangement renewed as of January 1, 2003. Pursuant to this arrangement, the Company is obligated to reimburse BCBS for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per participating worksite employee associated with this policy are specified for each plan year and includes the cost of aggregate stop loss coverage at 115% of projected claims. The Company charges its clients and worksite employees for the costs of the medical plan so that the Company bears the risk for the amount of claims in excess of fees earned. The Company’s obligations to BCBS are secured by letters of credit. As of June 30, 2003 and December 31, 2002, the letter of credit for BCBS was $6,000. The $6,000 approximates one month’s claims payments. The three-year policy, effective January 1, 2003, provides for an adjustment to the letter of credit amounts based on a number of factors, including premium volume and over the three-year term of the policy, increases the claims payment factor to a maximum of two months.

        Aetna U. S. Healthcare (“Aetna”) is the primary health care provider for worksite employees throughout the remainder of the country and includes both an HMO and PPO offering. The Aetna 2003 HMO health plan is subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna 2003 PPO health plan is subject to a 7.5% additional premium recall if actual claims are higher than projected. The Company does not anticipate that it will be required to provide collateral, in the form of cash and cash equivalents, to Aetna as part of the PPO offering.

        Capital Health Plans provides HMO coverage to worksite employees in the Tallahassee, Florida region under a guaranteed cost contract that caps the Company’s annual liability. Worksite employees of Alabama-based clients are covered by client-sponsored plans. Prior to December 31, 2002 such worksite employees were covered under the BCBS policy.

        HealthPartners provides health coverage to Minnesota worksite employees under a guaranteed cost contract that caps the Company’s annual liability. The HealthPartners plan is subject to a 10% additional premium recall if actual claims are higher than projected.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

        The Company’s dental plans, which include both a PPO and HMO offering, are provided by Aetna for all worksite employees who elect coverage. The Aetna dental plan is subject to a guaranteed cost contract that caps the Company’s annual liability.

        In certain instances, the Company decides to make a contribution toward certain worksite employees’ medical benefit plan costs. This contribution is referred to as a ‘health benefit subsidy’. The addition of these selected worksite employees as participants in the Company’s medical benefit plans helps to stabilize the overall claims experience risk associated with those plans. An aggregate health benefit subsidy in excess of a planned amount may occur when medical cost inflation exceeds expected medical cost trends or when medical benefit plan enrollment of those who qualify for a subsidy exceeds expectations.

        As of June 30, 2003, the Company did not expect and has not recorded a health benefit subsidy in the aggregate for 2003. During the three and six month periods ended June 30, 2002, the Company recorded an aggregate health benefit subsidy of $1,125 and $2,125, respectively.

5.     WORKERS’ COMPENSATION COSTS

        The Company established a loss sensitive workers’ compensation insurance program with AIG effective January 1, 2003. Beginning in 2003, the Company operates a wholly-owned Bermuda-based insurance company as a component of its workers’ compensation programs. For the three policy years beginning January 1, 2000 through December 31, 2002 the Company’s workers’ compensation insurance policies were written by CNA.

        The 2003 AIG workers’ compensation insurance program provides for a sharing of risk between the Company and AIG whereby AIG assumes risk in at least three areas within the program: (i) individual claim stop loss insurance risk; (ii) aggregate claim stop loss insurance risk; and (iii) premium payment credit risk.

        The Company, through its Bermuda-based insurance company, assumes risk related to claims not subject to the individual claim stop loss insurance amount or claims not subject to the aggregate claim stop loss insurance amount.

        With respect to the individual claim stop loss insurance risk, the Company is responsible for paying, through AIG, claim amounts related to the first $1 million per accident. Claim amounts in excess of $1 million per accident are insured through the AIG program.

        With respect to the aggregate claim stop loss insurance risk, the Company is responsible for remitting premium payments to AIG sufficient to fund 175% of the insurance company’s estimate of expected losses for the policy year. The amount of the expected losses is established at the beginning of the policy year based on an expected volume of payroll. If the payroll volume varies during the year, the amount of the aggregate claim stop loss insurance risk changes proportionately. Total claims amounts during the policy year that exceed 175% of the expected loss amount are insured through the AIG program. The Company generally does not pay additional premiums during the policy year unless payroll volume or actual losses exceed certain estimated amounts established at the beginning of the policy year.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

        Finally, with respect to the premium payment credit risk, since this program is a fully insured policy written by AIG, if the Company were to fail to make premium payments to AIG as scheduled, then AIG is responsible for the payment of all losses under the terms of the policy. AIG does require the Company to provide collateral based on the estimate of expected losses for the policy year. The payment of premium by the Company to fund the claims incurred during the current policy year that are paid in both the current and later years by AIG reduces the amount of the total collateral to be provided by the Company. The required collateral is provided in the form of cash and short-term investments placed into a trust account.

        AIG does not receive collateral equal to the limits of the aggregate claim stop loss insurance amount, which is 175% of the estimate of the expected losses for the policy year. Such collateral amount is established at the beginning of the policy year and actual payroll volumes may vary, resulting in a difference in the amount of expected losses and in the amount of collateral provided based on estimates of expected losses made at the inception of each policy year. Such variances, in addition to not receiving collateral equal to the aggregate claim stop loss amount, result in credit and premium payment risk to AIG.

        Under the 2003 workers’ compensation program, the Company is guaranteed by AIG to receive a 2.42% per annum fixed return on premiums paid to AIG.

        Similar to the AIG program, the 2000 through 2002 CNA workers’ compensation insurance program provided for a risk sharing arrangement between the Company and CNA. In addition, the Company assumed the risk related to the timing of claims payments whereby the Company paid premiums to CNA and guaranteed to CNA a specific investment return on those premium payments. If the premium payments plus the guaranteed investment returns are not adequate to fund a specific amount of claims due to the payment pattern of those claims being earlier than expected, CNA is required to fund the additional amount required.

        For the 2000 and 2001 CNA programs, the Company guaranteed that the premium paid to CNA would earn an annual rate of return equal to 7%. For the 2002 program, the Company guaranteed CNA that the premium would earn an annual rate of return equal to 4.25%. The Company is required to pay an additional premium to CNA after the close of each calendar year based on the difference between the actual annual rate of return earned by the premium paid and the guaranteed annual rate of return. The additional premium paid to CNA is used to pay claims incurred during each respective policy year and is included in the amount of accrued insurance premium reserves at June 30, 2003 and December 31, 2002.

        The Company accrues for workers’ compensation costs under the AIG and CNA programs based upon payroll dollars paid to worksite employees, the specific risks associated with the type of work performed by the worksite employees, the administrative costs of the program, the expected rate of return earned by premium dollars paid to AIG and CNA as part of the programs and the discount rate used to determine the present value of future payments to be made under the programs. Total liabilities for workers’ compensation costs at June 30, 2003 and December 31, 2002, respectively, were $68,012 and $74,397 of which $60,672 was classified as long-term for both periods. Included in the total liabilities for workers’ compensation costs is the liability related to the expected payment for the investment guarantee provided by the Company to CNA. The long-term liability balance reflects a discounted amount of the liability using a rate of 4.0% at December 31, 2002 and June 30, 2003.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

6.     COMMITMENTS AND CONTINGENCIES

Litigation

        On April 30, 1999, a shareholder of the Company brought a class action in the Twelfth Judicial Division, Manatee County, Florida, against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. At a hearing on June 5, 2003, the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida, gave preliminary approval to the proposed settlement of the class action lawsuit. The Court authorized distribution of information pertaining to settlement terms to class members and has set September 26, 2003 to hold a fairness hearing on final approval of the settlement. The terms of the proposed settlement include no admission of liability or wrongdoing on the part of the Company or the individual defendants, and call for payment in the total amount of $1.8 million to the class members not requesting exclusion, inclusive of attorneys’ fees and costs, which will be paid out of insurance proceeds, therefore resulting in no financial impact on the Company.

        The Company is a party to certain pending claims that have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved. However, the defense and settlement of such claims may impact the future availability, retention amounts and cost to the Company of applicable insurance coverage.

Regulatory Matters

        The Company’s employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the United States. However, the regulations that govern PEOs constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship between the PEO, the client and the worksite employees. Many federal and state laws relating to tax and employment matters were enacted before the widespread existence of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs are not “employers” of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the “Code”), the tax qualified status of the Company’s defined contribution retirement plan as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company, as defined, may no longer be able to assume the client’s federal employment tax withholding obligations and certain defined employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended. On May 13, 2002, the IRS released guidance applicable solely to the tax- qualified status of defined contribution retirement plans maintained by PEOs. In that guidance, the IRS declared that it would not assert a violation of the exclusive benefit rule under Section 401(a) of the Internal Revenue Code if a PEO that maintains a single employer defined contribution retirement plan for worksite employees takes certain remedial action by the last day of the first plan year beginning on or after January 1, 2003. The Company maintains a frozen single employer defined contribution retirement plan benefiting certain worksite employees and intends to take the remedial action necessary to qualify for the relief provided under the IRS guidance within the applicable deadline. Since the Company’s single employer defined contribution retirement plan has been frozen since April 1, 1997 and the assets in the plan are less than $3 million, this change is not expected to have a material effect on the Company’s financial condition and future results of operations. The Company also maintains an active defined contribution retirement plan for participants that include client worksite employees. The active plan is designed as a multiple employer plan and, as such, its status is unaffected by the recent IRS guidance. Any other adverse developments in the above noted areas could have a material effect on the Company’s financial condition and future results of operations.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

7.     CONVERTIBLE REDEEMABLE PREFERRED STOCK

        On June 6, 2003, the Company sold its Series A Convertible, Redeemable Preferred Stock (the “Series A Preferred Stock”), to Frontenac VIII Limited Partnership and Frontenac Masters VIII Limited Partnership (collectively, “Frontenac”), each a limited partnership and an affiliate of Frontenac Company LLC, SunTrust Equity Funding, LLC d/b/a/ SunTrust Equity Partners, BVCF IV, L.P., an affiliate of Adams Street Partners, LLC, and C&B Capital, L.P. (collectively, the “Purchasers”), pursuant to the Preferred Stock Purchase Agreement dated as of April 24, 2003, as amended on June 3, 2003 to include C&B Capital, L.P. as an additional purchaser (as amended, the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company agreed to issue and sell to the Purchasers an aggregate of 30,000 shares of the Series A Preferred Stock, par value of $0.01, for a purchase price of $1,000 per share (“Liquidation Value”). The Purchase Agreement was entered into pursuant to a letter of intent dated March 5, 2003. Proceeds from the sale totaled $27,686, net of issuance costs of $2,314.

        Proceeds from the transaction totaling $16,272 were used to purchase from Charles S. Craig, a former director of the Company, 2,997,734 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”), at a net price of $5.38 per share and options to purchase 60,000 shares of the Common Stock for an aggregate price of $144. The remaining proceeds were added to the Company’s working capital to enable it to pursue its current growth strategy, including possible future acquisitions.

Dividends

        Holders of the Series A Preferred Stock are entitled to receive dividends equal to 4% per annum. Dividends accrue on a daily basis on the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends. Such dividends accrue whether or not they have been declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends. All dividends accrued on the Series A Preferred Stock are payable in cash on January 31, April 30, July 31, and October 31 of each year, beginning July 31, 2003.

        To the extent the Company declares or pays any dividends (other than stock) on the Company’s Common Stock, the holders of the Series A Preferred Stock must be paid a comparable dividend based upon the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock had all of the outstanding Series A Preferred Stock been converted immediately prior to the record date for the Common Stock dividend. Such dividend will reduce the amount of dividends which would otherwise have been payable on the Series A Preferred Stock. In June 2003, the Company declared a cash dividend of $0.05 per share on its Common Stock for shareholders of record on July 15, 2003. As of June 30, 2003, the Company had accrued $276 of preferred stock dividends based upon the value of the Common Stock dividend on an “as if converted” basis.

        Under the terms of the Series A Preferred Stock, the consent of the Majority Holders (currently Frontenac), as defined in the Purchase Agreement, will be required for the payment of dividends to the Common Stock holders in excess of 50% of net income for 2003 and 2004, in excess of 40% of net income for 2005, and in excess of 30% of net income thereafter, so long as Frontenac holds (or is entitled to vote) a majority of the Preferred Stock.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

Conversion Rights

        The Series A Preferred Stock is convertible at any time into shares of Common Stock, at an initial conversion price of $5.44 per share of Common Stock. The conversion price is the average of the closing prices of the Common Stock for the five business days preceding March 5, 2003 (the execution date of the letter of intent for the Series A Preferred Stock transaction). The conversion price is subject to adjustment in certain circumstances that primarily relate to the prevention of dilution of the conversion rights granted. To determine the number of shares of Common Stock issuable upon conversion, the number of shares of Series A Preferred Stock being converted is multiplied by $1,000 and the result is divided by the conversion price then in effect. The Series A Preferred Stock is convertible into 5,514,705 shares of our Common Stock based on the conversion price of $5.44.

Company Call Rights

        If at any time after June 6, 2005, the average closing prices for the Company’s Common Stock has equaled or exceeded $21.76 for a period of at least 30 consecutive trading days preceding the date of a liquidity notice given by the Company to the holders of Series A Preferred Stock, then the Company may choose to effect a Liquidity Event. A Liquidity Event is defined as, at the Company’s option, the consummation of an underwritten public offering, the closing of a purchase by the Company of the Series A Preferred Stock or a combination of both. Upon the happening of a Liquidity Event, holders of the Series A Preferred Stock will receive, with respect to at least 50% of their outstanding Series A Preferred Stock, cash in an amount per share of Common Stock into which the Series A Preferred Stock is convertible, equal to:

•	if a public offering, the price per share paid by the purchasers in the public offering; and

•	if a purchase by the Company, the market price per share of Common Stock as of the date of the Liquidity Event;

but in either case not less than $21.76. Any shares of Series A Preferred Stock not purchased or sold in the public offering will automatically convert into Common Stock.

Redemption

        Voluntary Company Offer

        The Company may offer to redeem 10,000 shares of the Series A Preferred Stock on July 31 of each of the years 2006, 2007 and 2008. The Majority Holders have the option to accept the offer with respect to all or any portion of their shares. If accepted by the Majority Holders, the Company is required to redeem the shares requested by the Majority Holders and the shares of any other holder of the Series A Preferred Stock accepting the offer, up to an aggregate of 10,000 shares. The voluntary redemption price is the sum of the Liquidation Value, accrued and unpaid dividends and an amount sufficient to provide a 25% internal rate of return (the “Premium Redemption Price”).

        Majority Holder Demand Redemption

        The Majority Holder may require the Company to redeem up to 10,000 shares of the Series A Preferred Stock on each of the following dates (“the Demand Redemption Dates”):

•	July 31, 2009, if the Company did not make a voluntary redemption offer on July 31, 2006;

•	July 31, 2010, if the Company did not make a voluntary redemption offer on July 31, 2007; and

•	July 31, 2011, if the Company did not make a voluntary redemption offer on July 31, 2008.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

        The demand redemption price is the Liquidation Value plus accrued and unpaid dividends. In July 2003, the holders of Series A Preferred Stock irrevocably waived their right to receive in payment of the demand redemption price the greater of the sum of the fair market value of the Common Stock issuable on conversion plus accrued and unpaid dividends and the Liquidation Value plus accrued and unpaid dividends (the “Cash Redemption Price”).

        Company’s Additional Redemption Offer

        Any time after June 6, 2008, and on or before July 31, 2011, the Company may redeem all (but not less than all) of the Series A Preferred Stock then outstanding if:

•	the Majority Holders have not consented to a Change of Ownership, Fundamental Change or Organic Change (each as defined in the Certificate of Designation of the Series A Preferred Stock) within 30 days after receiving the Company’s request for approval; and

•	the Company has made all of the voluntary redemption offers (previously described) on each voluntary redemption date.

        The redemption price in this case is the greater of the Premium Redemption Price or the Cash Redemption Price.

        Special Redemption

        If there is a Change in Ownership or a Fundamental Change, the Majority Holders may require the Company to redeem all or a portion of the Series A Preferred Stock. The redemption price in this case is the Cash Redemption Price.

Voting Rights

        The holders of the Series A Preferred Stock, voting separately at an annual or special meeting, will vote their shares to elect two directors to serve as members of the Company’s Board of Directors (the “Series A Directors”). As permitted, Frontenac has designated two persons to serve on the Board of Directors until the next annual meeting and such persons were elected as directors as of June 6, 2003. This right will terminate on the earlier of the date on which Frontenac is no longer the Majority Holder and the date on which there are no shares of Series A Preferred Stock outstanding.

        The holders of Series A Preferred Stock are entitled to one vote for each share of Common Stock into which their Series A Preferred Stock was convertible on the date of its original issue, subject to certain adjustments for stock splits, stock dividends, stock purchase rights, recapitalizations and similar matters, and will vote together with the holders of Common Stock on all matters except the election of the two members of the Board of Directors and the approval rights referred to in the next sentence. In addition, the Company may not, without the affirmative vote of Frontenac, so long as Frontenac is the Majority Holder of the outstanding Series A Preferred Stock, take certain specified actions generally involving capital transactions and significant changes to the Company’s business.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

Liquidation Preference

        Upon the liquidation, dissolution or winding up of the Company, each holder of the Series A Preferred Stock will be entitled to receive, before distributions are made to any other shareholders, the greater of (the “Liquidation Payment Amount”):

•	the aggregate Liquidation Value plus all accrued and unpaid dividends; and

•	the aggregate amount that would have been paid in connection with the liquidation event to the holders of the Series A Preferred stock on as-converted basis.

Deemed Liquidation

        The Majority Holders may deem any of the following to be a “liquidation event”:

•	any consolidation or merger of the Company (other than a merger in which the Company is the surviving entity, the terms of the Series A Preferred Stock remain unchanged, the holders of capital stock who possess the voting power to elect a majority of the Board of Directors continue to possess such voting power, and no person other than the holders of Series A Preferred Stock have beneficial ownership of more than 25% of the outstanding Common Stock);

•	any sale or transfer of all or substantially all of the assets of the Company; or

•	any sale, transfer or issuance of shares of capital stock by the Company or a shareholder, the result of which causes the holders of capital stock who possessed the voting power to elect a majority of the Board of Directors to lose such power.

        If the Majority Holders deem an event to be a liquidation event, the holders of the Series A Preferred Stock will be entitled to receive a payment equal to the Liquidation Payment Amount described above.

Registration Rights

        The Company and the Purchasers entered into a Registration Rights Agreement under which the Purchasers and subsequent holders of the Series A Preferred Stock have been granted certain demand and piggyback registration rights with respect to the shares of Common Stock issued upon conversion of the Series A Preferred Stock.

Noncompliance

        Upon certain events of noncompliance with covenants contained in the Certificate of Designation of the Series A Preferred Stock, the following may occur:

•	the dividend rate on the Series A Preferred Stock will increase by an increment of 1% and will continue to increase every 90 days by an additional increment of 1%, not to exceed the greater of (i) 8%, or (ii) the prime rate plus 400 basis points;

•	the holders of Series A Preferred Stock will receive special voting rights, giving them a total of one additional vote as Board members, exercisable as to ½ vote by each director elected by holders of Series A Preferred Stock; and

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

•	the Company may be obligated to redeem all of the Series A Preferred Stock at the greater of the Premium Redemption Price or the Cash Redemption Price.

Financial Statement Presentation

        The Company has classified the Series A Preferred Stock outside of permanent equity as a result of certain redemption features. The Series A Preferred Stock was recorded at its fair value on the date of issuance of approximately $30,000 less issuance costs of $2,314, and less an allocation of $27,298 to the beneficial conversion feature. The beneficial conversion feature resulted from the conversion feature of the Series A Preferred Stock that was in-the-money at the date of issuance attributable to the increase in the market price of the Company’s Common Stock during the period from the date which the conversion price was fixed (approximating market price at the time) and the date which Series A Preferred Stock was issued. The beneficial conversion feature is calculated as the difference between the market price and the conversion price on the date of issuance, multiplied by the number of shares of Common Stock into which the Series A Preferred Stock is convertible. The beneficial conversion amount is recorded as a reduction of the carrying value of the Series A Preferred Stock and an increase to additional paid-in-capital. The difference between the aggregate Liquidation Value of $30,000 and the initial balance of $388 recorded in the Series A Preferred Stock account on the Company’s balance sheet, as a result of the beneficial conversion feature and the cost of issuance (“Redemption Value”), is being accreted over the periods from the date of issuance to the respective Demand Redemption Dates for each 10,000 share tranche, utilizing the interest method. Accretion of the Redemption Value is recognized as an increase in the carrying value of the Series A Preferred Stock and as a return to the holders of Series A Preferred Stock and approximated $17 for the three and six months ended June 30, 2003.

8. EQUITY

Employee Stock Option Plans

        In 1997, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan”). The 1997 Plan provides for various equity incentives, including options, that may be granted to key employees, officers, and directors of Gevity and 2,500,000 shares of Common Stock were initially authorized for issuance under the 1997 Plan. In May of 2000, shareholders approved an amendment to the 1997 Plan that increased the number of shares authorized for issuance under the plan to 4,500,000 shares. Options granted to date under the 1997 Plan generally have a vesting period of up to 4 years for officers and key employees and generally are immediately vested for non-employee directors. Options generally may not be exercised more than 10 years from the date of the grant.

        In May 2002, the shareholders approved the 2002 Stock Incentive Plan (the “2002 Plan”). The 2002 Plan provides for various equity incentives, including options, that may be granted to key employees, officers, and directors of Gevity, and 2,000,000 shares of Common Stock were authorized for issuance under the 2002 Plan. Options granted to date under the 2002 Plan generally have a vesting period of 4 years and generally may not be exercised more than 10 years from the date of the grant.

        During the six months ended June 30, 2003, the Company issued 465,598 shares of Common Stock to directors, officers and employees of the Company upon the exercise of stock options.

Employee Stock Purchase Plan

        In January 2003, 21,912 shares of Common Stock (from treasury) were issued to employees participating in the Company’s employee stock purchase plan which was adopted on July 1, 2001.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

9.     INCOME TAXES

        The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for federal and state income taxes. For the three months ended June 30, 2003 and 2002, the Company’s effective rates were 33.0% and 34.0%, respectively. For the six months ended June 30, 2003 and 2002, the effective tax rates were 33.0% and 34.0%, respectively.

10.     EARNINGS PER SHARE (“EPS”)

        The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 is as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended June 30, 2003:
Basic EPS:	$3,617
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	17
Preferred stock dividend	276

Net income attributable to common shareholders	3,324	20,267,369	$0.16

Effect of dilutive securities:
Options		1,741,994
Convertible, redeemable preferred stock	293	1,515,029

Diluted EPS:	$3,617	23,524,392	$0.15

For the Three Months Ended June 30, 2002:
Basic EPS:	$1,109	20,758,702	$0.05

Effect of dilutive securities:
Options		463,574

Diluted EPS:	$1,109	21,222,276	$0.05

        For the three months ended June 30, 2003 and 2002, 552,182 and 1,027,741 options, respectively, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — CONTINUED
(in $000’s, except share and per share data)

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Six Months Ended June 30, 2003:
Basic EPS:	$6,217
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	17
Preferred stock dividend	276

Net income attributable to common shareholders	5,924	20,545,058	$0.29

Effect of dilutive securities:
Options		1,496,532
Convertible, redeemable preferred stock	293	761,700

Diluted EPS:	$6,217	22,803,290	$0.27

For the Six Months Ended June 30, 2002:
Basic EPS:	$2,100	20,685,084	$0.10

Effect of dilutive securities:
Options		344,581

Diluted EPS:	$2,100	21,029,665	$0.10

        For the six months ended June 30, 2003 and 2002, 744,432 and 2,212,627 options, respectively, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

        The accounting policies described below are those that the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting principles used by the Company in preparing its financial statements is included in Note 1 of Notes to the Condensed Consolidated Financial Statements and in Item 1 of the Form 10-K.

Revenue Recognition

        The gross billings that the Company charges its clients under its Professional Services Agreement include each worksite employee’s gross wages, a service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s service fee, which is computed as a percentage of gross wages, is intended to yield a profit to the Company and cover the cost of certain employment-related taxes, workers’ compensation insurance coverage, and administrative and field services provided by the Company to the client, including payroll administration and record keeping, as well as safety, human resources, and regulatory compliance consultation. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll delivered to the client.

        Historically, the Company reported the full amount of its gross billings, including the portion that represents the gross wages of its worksite employees, as revenue. As described below, the Company changed from gross revenue reporting to net revenue reporting for worksite employee salaries, wages and certain payroll related taxes effective for the fourth quarter of 2002.

        The Company reports revenues from service fees in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees. The Company reports revenues on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. The Company now reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and certain payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes. The Company accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the worksite employee performs work. The Company accrues revenues for service fees, health and welfare benefits plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. The Company accrues unbilled receivables for payroll and payroll taxes, services fees, health and welfare benefits plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.

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

        Due to the significance of this reclassification of revenue and expense components to the income statement, the Company has reflected the change as if it had occurred on January 1, 2002 in the accompanying condensed consolidated financial statements. See Note 1 to the Condensed Consolidated Financial Statements, Accounting Change for Reporting Revenue, for the effect of the change on the amounts previously reported for the three and six months ended June 30, 2002 and the amounts that would have been reported for the three and six months ended June 30, 2003 under the gross revenue reporting method.

Medical Benefit Plan Liabilities

        The Company provides medical benefit plans to its worksite employees through several medical benefits plan providers.

        With respect to these medical benefit plans, the Company establishes medical benefit plan liability reserves for benefit claims that have been reported but not paid and claims that have been incurred but not reported. These reserves and the related health benefit subsidy, if any, are developed using actuarial principles and assumptions which consider a number of factors, including historical claim payment patterns and expected rates of increase in medical care costs. The factor that has the greatest impact on the Company’s financial results is the medical cost trend, which is the rate of increase in health care costs.

        In certain instances, the Company decides to make a contribution toward the cost of certain worksite employees’ medical benefit plan costs. Such contribution, together with a higher than anticipated medical cost trend, may result in what the Company has designated to be an aggregate health benefit subsidy.

        For each period, the Company estimates the relevant factors, based primarily on historical data, and uses this information to determine the assumptions underlying the reserve calculations. An extensive degree of judgment is used in this estimation process. Due to the considerable variability of health care costs and adjustments to health reserves, the aggregate health benefit subsidy is sometimes significant. The health benefit subsidy is paid by the Company. There was no aggregate health plan subsidy in the three and six month periods ended June 30, 2003

        The Company’s financial statements reflect the estimates made by the Company within the cost of services on the Company’s condensed consolidated statements of income and within the accrued insurance premiums, health and workers’ compensation insurance reserves on the Company’s condensed consolidated balance sheet.

Workers’ Compensation Plan Liabilities

        The Company has had a loss sensitive workers’ compensation insurance program since January 1, 2000. The program was with CNA until December 31, 2002 and is currently with AIG effective January 1, 2003.

        As part of these programs the Company has individual stop loss coverage at $1 million per occurrence. In addition, the Company has aggregate stop loss coverage for individual claims that in total exceed the aggregate stop loss amount of 175% of expected losses as determined by AIG for the 2003 policy year and 130% of expected losses as determined by CNA for the policy years from January 1, 2000 through December 31, 2002.

        At least annually, the Company obtains an independent actuarially determined calculation of the estimated costs of claims incurred based on the Company’s historical loss development trends. The estimated costs of the claims calculated may be revised by the independent actuaries based on developments relating to the actual claims incurred. A certain amount of judgment is used in this estimation process by both the independent actuaries and the Company.

        The Company’s condensed consolidated financial statements reflect the estimates made by the independent actuaries as well as other factors related to the AIG and CNA workers’ compensation programs within the cost of services on the Company’s condensed consolidated statements of income and within the accrued insurance premiums, health and workers’ compensation insurance reserves on the Company’s condensed consolidated balance sheet.

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

        In order to recognize these workers’ compensation cost obligations that are not expected to be paid in the following year, the Company includes a portion of the obligation as a long-term liability. The long-term liability balance reflects a discounted amount of the liability using a discount rate of 4.0% at December 31, 2002 and June 30, 2003.

Deferred Income Taxes

        The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and, if necessary, establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company were to operate at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, then the Company could be required to establish a valuation allowance against all or a significant portion of the deferred tax assets, resulting in a substantial increase in the Company’s effective tax rate.

RESULTS OF OPERATIONS

        The following table presents the Company’s results of operations for the three months and six months ended June 30, 2003 and 2002, expressed as a percentage of revenues:

	For the Three Months ended June 30		For the Six Months ended June 30
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	72.7	75.7	74.3	75.2

Gross profit	27.3	24.3	25.7	24.8
Operating expenses:
Salaries, wages and commissions	12.7	14.0	12.5	14.5
Other general and administrative	7.9	6.8	7.3	6.9
Depreciation and amortization	1.8	2.2	1.8	2.2

Total operating expenses	22.4	23.0	21.6	23.6
Operating income	4.9	1.3	4.1	1.2
Interest income, net	0.4	0.5	0.4	0.5

Income before income taxes	5.3	1.8	4.5	1.7
Income tax provision	1.7	0.6	1.5	0.6

Net income	3.6%	1.2%	3.0%	1.1%

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

        Volatility in the dollar amount of workers’ compensation costs arises when the number of accidents and the severity of such accidents cannot be easily projected, thus resulting in a wide range of possible expected dollar losses for an insurance policy year. Such volatility in the projection of expected dollar losses caused by the number of claims and the severity of such claims is more likely to be associated with industries that have a high-risk level associated with them (e.g., construction, roofing, trucking, etc.). By no longer selling its services to new high-risk clients, the Company believes that it will reduce the earnings volatility associated with the cost of its workers’ compensation insurance programs.

        The Company’s risk metrics related to workers’ compensation continue to show improvement year-over-year as measured by the decline in annual premium per $100 of total wage, by the reduction in the number of claims reported and by the decrease in the frequency of claims per $1,000,000 of workers’ compensation wages.

        Since the Company has historically sold a significant amount of its services to clients in high-risk industries, there was a degree of uncertainty as to whether it could be successful in selling services to clients in industries not previously focused upon. The Company has been selling to the new target market since the first quarter of 2001, and the sales volume from new clients has been at a level that leads the Company to believe that the result of the transition has been profitable.

        Further, the Company communicated to its existing clients that the comprehensive service fees, including the cost of medical benefits, would increase in 2003 to more appropriately recognize the Company’s cost of providing services and to decrease or eliminate the aggregate health benefit subsidy. The repricing of the Company’s services is consistent with its strategy to charge service fees that more accurately reflect current competitive market rates for insurance and benefit related services.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

        Revenues were $102.1 million for the three months ended June 30, 2003, compared to $92.9 million for the three months ended June 30, 2002, representing an increase of $9.2 million, or 9.9%. Revenue growth was primarily due to the Company’s price increases implemented as of January 1, 2003.

        For the three months ended June 30, 2003, the average number of paid worksite employees was 85,786 as compared to 96,147 for the three months ended June 30, 2002, representing a decrease of 10.8%. The Company believes this decrease was a result of the Company’s price increases.

        The annualized average wage of paid worksite employees for the three months ended June 30, 2003 increased 10.7% to $32,493 from $29,357 for the three months ended June 30, 2002. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.

        Total salary and wages paid to worksite employees for the three months ended June 30, 2003 decreased 1.2% to $696.9 million from $705.7 million for the three months ended June 30, 2002, reflecting the overall decline in the number of worksite employees.

        As a result of the repricing actions, the average annualized administrative fees earned per paid worksite employee increased 15.5% from $914 for the three months ended June 30, 2002 to $1,056 for the three months ended June 30, 2003.

        Charges to clients for workers’ compensation insurance coverage as a percentage of worksite salaries and wages for the three months ended June 30, 2003 was 3.74% as compared to 3.42% for the three months ended June 30, 2002 representing an increase of 9.4%. Workers’ compensation charges increased during the second quarter of 2003 primarily due to a billing increase for Florida clients related to the State of Florida’s increase in the manual premium rates on April 1, 2003. Manual premium reflects the risk profile of companies as measured by the rates that workers’ compensation insurance carriers and states charge those companies for workers’ compensation insurance.

        The manual premium rates applicable to the Company’s clients decreased 3.7% during the second quarter of 2003 as compared to the second quarter of 2002. This decrease in the Company’ manual premium rates reflects the improved risk profile of the Company’ clients.

        Charges to clients and employees for medical insurance and retirement benefits coverage for the three months ended June 30, 2003 were $51.6 million compared to $44.8 million for the three months ended June 30, 2002, representing an increase of 15.2%. This increase was attributable to increases in health insurance costs as well as the Company’s decision to no longer provide health benefits insurance to client employees at rates below the cost of such coverage to the Company. As of June 30, 2003 approximately 38.6% of the Company’s client employees participated in the Company’s health benefit plans and 75.8% of the clients offered health benefits coverage to their employees.

        Cost of services was $74.3 million for the three months ended June 30, 2003, compared to $70.3 million for the three months ended June 30, 2002, representing an increase of $4.0 million, or 5.7%. This increase was primarily due to an increase in the cost of health benefits insurance and which was partially offset by a decrease in workers’ compensation costs.

        The cost of providing medical insurance and retirement benefits to clients’ employees for the three months ended June 30, 2003 was $51.6 million as compared to $46.1 million for the three months ended June 30, 2002, representing an increase of 11.9%. This increase was attributable to increases in health insurance costs.

         As of January 1, 2003, the Company repriced its health benefits insurance coverage provided to worksite employees in order to reduce the aggregate health benefit subsidy. For the three months ended June 30, 2003, there was no aggregate health benefit subsidy compared to a subsidy of $1.1 million for the three months ended June 30, 2002.

        Workers’ compensation costs for the three months ended June 30, 2003 were $21.0 million compared to $22.8 million for the three months ended June 30, 2002, representing a decrease of $1.8 million or 7.9%. Workers’ compensation costs decreased in the second quarter of 2003 due to the Company’s decision to sell to a target market with a lower workers’ compensation risk profile and higher wages.

        State unemployment taxes were $1.3 million for the three months ended June 30, 2003 and 2002.

        Gross profit was $27.9 million for the three months ended June 30, 2003, compared to $22.6 million for the three months ended June 30, 2002, representing an increase of $5.3 million, or 23.5%. Gross profit increased primarily due to the Company’s price increases implemented as of January 1, 2003.

        Operating expenses were $22.9 million for the three months ended June 30, 2003, compared to $21.4 million for the three months ended June 30, 2002, representing an increase of $1.5 million, or 7.0%.

        Salaries, wages and commissions were $13.0 million for the three months ended June 30, 2003, compared to $13.1 million for the three months ended June 30, 2002, representing a decrease of $0.1 million, or 0.8%. This decrease was due primarily to a reduction in the number of employees throughout 2002, which carried over and leveled off through the second quarter of 2003.

        Other general and administrative expenses were $8.1 million for the three months ended June 30, 2003, compared to $6.4 million for the three months ended June 30, 2002, representing an increase of $1.7 million, or 26.6%. This increase was due primarily to increased outside service fees, as well as marketing and sales training expenses incurred during the three months ended June 30, 2003 in order to support a sales expansion effort.

        Depreciation and amortization expenses were $1.8 million for the three months ended June 30, 2003, compared to $2.0 million for the three months ended June 30, 2002.

        Interest income was $0.4 million for the three months ended June 30, 2003 and $0.5 million for the three months ended June 30, 2002 representing a decrease of $0.1 million due to a decline in interest rates.

        Income tax expense for the three months ended June 30, 2003 was $1.8 million, compared to $0.6 million for the three months ended June 30, 2002. The Company’s effective tax rate for financial reporting purposes was 33.0% for the three months ended June 30, 2003 as compared to 34.0% for the three months ended June 30, 2002.

        Net income was $3.6 million for the three months ended June 30, 2003, compared to net income of $1.1 million for the three months ended June 30, 2002, representing an increase of $2.5 million.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

        Revenues were $204.9 million for the six months ended June 30, 2003, compared to $184.0 million for the six months ended June 30, 2002, representing an increase of $20.9 million, or 11.4%. Revenue growth was primarily due to the Company’s price increases implemented as of January 1, 2003.

        For the six months ended June 30, 2003, the average number of paid worksite employees receiving a paycheck each month was 86,866 as compared to 96,107 for the six months ended June 30, 2002, representing a decrease of 9.6%. The Company believes this decrease was a result of the Company’s price increases.

        The annualized average wage of paid worksite employees for the six months ended June 30, 2003 increased 10.9% to $31,519 from $28,428 for the six months ended June 30, 2002. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.

        Total salaries and wages paid to worksite employees for the six months ended June 30, 2003 increased 0.2% to $1,368.9 million from $1,366.1 million for the six months ended June 30, 2002 reflecting the overall decline in worksite employees.

        As a result of the repricing actions, the average annualized administrative fees earned per paid worksite employee increased 14.3% from $908 for the six months ended June 30, 2002 to $1,038 for the six months ended June 30, 2003.

        Charges to clients for workers’ compensation insurance coverage as a percentage of worksite salaries and wages for the six months ended June 30, 2003 was 3.59% as compared to 3.50% for the six months ended June 30, 2002, representing an increase of 2.6%. Workers’ compensation charges increased in the first two quarters of 2003 primarily due to a billing increase for Florida clients related to the State of Florida’s increase in the manual premium rates on April 1, 2003.

        The manual premium rates applicable to the Company's clients decreased 10.5% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease in the Company's manual premium rates reflects the improved risk profile of the Company’ clients.

        Charges to clients and employees for medical insurance and retirement benefits coverage for the six months ended June 30, 2003 were $104.1 million as compared to $86.3 million for the six months ended June 30, 2002, representing an increase of 20.6%. This increase was attributable to increases in health insurance costs as well as the Company’s decision to no longer provide health benefits insurance to client employees at rates below the cost of such coverage to the Company.

        Cost of services was $152.3 million for the six months ended June 30, 2003, compared to $138.4 million for the six months ended June 30, 2002, representing an increase of $13.9 million, or 10.0%. This increase was primarily due to an increase in the cost of health benefits insurance, which was partially offset by a decrease in workers’ compensation costs.

        The cost of providing medical insurance and retirement benefits to clients employees for the six months ended June 30, 2003 was $104.1 million as compared to $88.5 million for the six months ended June 30, 2002, representing an increase of 17.6%. This increase was attributable to increases in health insurance costs. For the six months ended June 30, 2003, there was no aggregate health benefit subsidy compared to $2.1 million for the six months ended June 30, 2002.

        Workers’ compensation costs for the six months ended June 30, 2003 were $43.1 million compared to $45.6 million for the six months ended June 30, 2002, representing a decrease of $2.5 million or 5.5%. Workers’ compensation costs decreased in the first two quarters of 2003 due to the Company’s decision to sell to a target market with a lower workers’ compensation risk profile and higher wages.

        State unemployment taxes were $4.2 million for the six months ended June 30, 2003, compared to $4.0 million for the six months ended June 30, 2002, representing an increase of $0.2 million or 5.0%. This increase was primarily the result of business expansion into states with higher unemployment tax rates.

        Gross profit was $52.6 million for the six months ended June 30, 2003, compared to $45.6 million for the six months ended June 30, 2002, representing an increase of $7.0 million, or 15.4%. Gross profit increased primarily due to the Company’s price increases implemented as of January 1, 2003.

        Operating expenses were $44.2 million for the six months ended June 30, 2003, compared to $43.5 million for the six months ended June 30, 2002, representing an increase of $0.7 million, or 1.6%.

        Salaries, wages and commissions were $25.5 million for the six months ended June 30, 2003, compared to $26.7 million for the six months ended June 30, 2002, representing a decrease of $1.2 million, or 4.5%. This decrease was due primarily to a reduction in the number of employees throughout 2002, which carried over and leveled off through the first two quarters of 2003.

        Other general and administrative expenses were $15.0 million for the six months ended June 30, 2003, compared to $12.7 million for the six months ended June 30, 2002, representing an increase of $2.3 million, or 18.1%. This increase was due primarily to increased outside service fees, as well as marketing and sales training expenses incurred during the six months ended June 30, 2003 in order to support a sales expansion effort.

        Depreciation and amortization expenses were $3.6 million for the six months ended June 30, 2003, compared to $4.1 million for the six months ended June 30, 2002. Depreciation expense decreased as a result of assets reaching the end of their depreciable lives and was partially offset by increased depreciation expense related to capital expenditures.

        Interest income was $0.8 million for the six months ended June 30, 2003 and $1.0 million for the six months ended June 30, 2002 representing a decrease of $0.2 million due to a decline in interest rates.

        Income tax expense for the six months ended June 30, 2003 was $3.1 million, compared to $1.1 million for the six months ended June 30, 2002. The Company’s effective tax rate for financial reporting purposes was 33.0% for the six months ended June 30, 2003 as compared to 34.0% for the six months ended June 30, 2002.

        Net income was $6.2 million for the six months ended June 30, 2003, compared to net income of $2.1 million for the six months ended June 30, 2002, representing an increase of $4.1 million.

Liquidity and Capital Resources

        At June 30, 2003, the Company had $140.5 million in total cash and cash equivalents, certificates of deposit and marketable securities, of which $30.8 million was unrestricted. The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverages. The Company uses its cash and cash equivalents to collateralize these obligations as more fully described below. Cash and cash equivalents used to collateralize these obligations are designated as restricted in the Company’s financial statements.

        At June 30, 2003, the Company had pledged $109.7 million of restricted certificates of deposit and restricted marketable securities, with original maturities of less than one year, as collateral for certain standby letters of credit or in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans.

        Of the total amount pledged by the Company, $78.9 million was pledged as part of the Company’s workers’ compensation programs with CNA for the policy years January 1, 2000 through December 31, 2002 and $24.5 million was pledged as part of the Company’s 2003 workers’ compensation and other related insurance programs with AIG.

        The Company does not anticipate that additional cash and cash equivalents will be required as additional collateral for the 2003 workers’ compensation and other related insurance programs with AIG during the final six months of 2003.

        The Company’s collateralization obligations at June 30, 2003, also included $6.0 million under its BCBS medical benefit plans. The amount of collateral required to be provided to BCBS is expected to increase over the three-year renewal term, based in part on the increase in plan participation and the requirement by BCBS to increase the Company’s collateralized obligations from one month’s estimate of claims payment to two months. The Company was not required to collateralized the Aetna program for 2003.

        The Company had no long-term debt outstanding as of June 30, 2003 and 2002.

        The Company’s billings to its clients include: (i) each worksite employee’s gross wages; (ii) a markup which is computed as a percentage of the gross wages; (iii) related payroll taxes; and (iv) the client’s portion of benefits, including medical and retirement benefits, provided to the worksite employees based on elected coverage levels by the client and the worksite employee. Included in the Company’s billings during the first six months of 2003 were salaries, wages and payroll taxes of worksite employees of $1,474.0 million.

        The billings to clients are managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the worksite employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of the Professional Services Agreement, the Company is obligated to make certain wage, tax and regulatory payments. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees charged by the Company from the client.

        In addition to yielding a profit to the Company, the markup to the client is intended to cover the Company’s costs of: (i) workers’ compensation insurance for worksite employees; (ii) medical and retirement benefit plan coverage of the worksite employees; (iii) state unemployment insurance; and (iv) human resource consulting services and payroll and benefits administration services.

        The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers’ compensation expense and medical benefit plan premiums.

        At June 30, 2003, the Company had net working capital of $110.8 million, including restricted funds of $109.7 million as compared to $89.6 million in net working capital as of December 31, 2002, including $92.5 million of restricted funds.

        Net cash provided by operating activities was $4.2 million for the six months ended June 30, 2003 as compared to net cash provided by operating activities of $27.5 million for the six months ended June 30, 2002, representing a decrease of $23.3 million. The overall decrease in cash provided by operating activities is attributable to several factors. The increase in net income and cash provided by accounts receivable was more than offset by a reduction in liabilities. The timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a period ends and the existence of holidays on or immediately following a period-end.

        Cash used in investing activities for the six months ended June 30, 2003 of $29.2 million primarily relates to the increase in restricted investments as a result of collateralization obligations for the 2003 AIG workers’ compensation program. Cash used in investing activities during the six months ended June 30, 2002 of $37.9 million related to the increase in restricted securities as a result of collateralization obligations for the 2002 CNA workers’ compensation program.

        Cash provided by financing activities for the six months ended June 30, 2003, of $10.9 million, was primarily a result of the sale by the Company on June 6, 2003, of 30,000 shares of the Series A Preferred Stock for $27.7 million (net of transaction cost of $2.3 million). Proceeds from the sale of the Series A Preferred Stock totaling $16.3 million were used by the Company to purchase from Charles S. Craig, a former director of the Company, approximately 3.1 million shares of Common Stock and options to purchase Common Stock. During the six months ended June 30, 2002, cash used in financing activities of $1.6 million resulted from the net effect of dividends paid by the Company versus cash received by the Company for the issuance of Common Stock.

        The Company did not pay any cash dividends prior to March 14, 2001. At that time, the Company instituted a quarterly dividend program of $0.05 per share, and pursuant to this program the Board of Directors declared a cash dividend of $0.05 per share of Common Stock in June 2003, payable on July 31, 2003 to holders of record on July 15, 2003. While, this dividend declaration is part of an intended regular quarterly dividend program, any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Under the terms of the Series A Preferred Stock, the consent of the Majority Holders (currently the Frontenac entities) of the Series A Preferred Stock will be required for the payment of dividends in excess of 50% of net income for 2003 and 2004, in excess of 40% of net income for 2005, and in excess of 30% of net income thereafter, so long as the Frontenac entities hold (or are entitled to vote) a majority of the Series A Preferred Stock.

        The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, anticipated levels of medical benefit plan subsidies, collateralization requirements for insurance coverages and other operating cash needs. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its requirements for the next 12 months.

        Net proceeds from the sale of the Series A Preferred Stock provided additional capital to the Company which, combined with other sources of cash, will enable it to pursue its growth strategy, including possible acquisitions. If the Company does not achieve its profit objectives in 2003 and its cash balances and cash flow from operations are inadequate to meet its operating and collateralization requirements as well as its long-term capital needs, the Company may explore additional external financing alternatives, including public or private debt and/or equity financing. The Company is currently in the process of negotiating the terms of a proposed revolving line of credit with a bank lender. However, there is no assurance that financing from external sources will be available to the Company at prevailing market rates. In addition, certain types or amounts of financing will require the consent of the Frontenac entities so long as they hold (or are entitled to vote) a majority of the Series A Preferred Stock.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company utilizes U.S. government agency and other corporate debt with fixed rates and maturities of less than one year to manage its exposures to interest rates. (See Note 2 to the Condensed Consolidated Financial Statements appearing elsewhere in this Form 10-Q). The Company is also subject to market risk from exposures to changes in interest rates related to insurance premiums paid to CNA under its workers’ compensation programs for the policy years 2000 through 2002. The insurance premiums paid to CNA are invested in short-term auction market preferred stocks, auction market municipal bonds as well as money market funds. The insurance premiums paid to AIG under its 2003 workers’ compensation program earn a fixed rate of return and are not subject to market risk from changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2003, although there can be no assurances that interest rates will not change.

ITEM 4. Controls and Procedures

        Within 90 days prior to the date of this report, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation. Subsequent to the date the Chief Executive Officer and Chief Financial Officer carried out their evaluation, there have been no significant changes in the Company’s internal controls, or other factors that could significantly affect such internal controls, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), the Company hereby provides cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein, in other filings made by the Company with the Securities and Exchange Commission, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will result,” “are expected to,” “anticipated,” “plans,” “intends,” “will continue,” “estimated,” and “projection”) are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:

(i)	volatility of costs of workers’ compensation insurance coverage and profit generated from the workers’ compensation component of the Company’s service offering under its loss sensitive workers’ compensation programs;

(ii)	volatility of state unemployment taxes;

(iii)	the uncertainties relating to the collateralization, loss retention requirements, availability and renewal of the Company’s healthcare programs, and workers’ compensation insurance programs for worksite employees and the general insurance policies of the Company as such may be affected, positively or negatively, by various factors such as claims development trends, projected losses, claims paid and the Company’ credit risk;

(iv)	uncertainties as to the amount the Company will pay to subsidize the costs of medical benefit plans;

(v)	possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation;

(vi)	litigation and other claims against the Company and its clients including the impact of such claims on the cost, availability and retention amounts of the Company’s general insurance coverage programs;

(vii)	impact of competition from existing and new businesses offering human resources outsourcing services;

(viii)	risks associated with expansion into additional markets where the Company does not have a presence or significant market penetration;

(ix)	risks associated with the Company’s dependence on key vendors and the ability to obtain or renew benefit contracts and general insurance policies at rates and with retention amounts acceptable to the Company;

(x)	an unfavorable determination by the Internal Revenue Service or Department of Labor regarding the status of the Company as an “employer”;

(xi)	the possibility of client attrition due to price increases of client services, including healthcare programs;

(xii)	risks associated with geographic market concentration;

(xiii)	the financial condition of clients;

(xiv)	the effect of economic conditions in the United States generally on the Company’s business;

(xv)	the failure to properly manage growth and successfully integrate acquired companies and operations;

(xvi)	risks associated with providing new product and service offerings to clients;

(xvii)	the ability to secure outside financing at rates acceptable to the Company;

(xviii)	risks associated with third party claims related to the acts, errors or omissions of the worksite employees; and

(xix)	other factors which are described in further detail in the Company’s Annual Report on Form 10-K and in other filings by the Company with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        Lawrence E. Egle v. Gevity HR, Inc., et al. On April 30, 1999, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. At a hearing on June 5, 2003, the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida, gave preliminary approval to the proposed settlement of the class action lawsuit. The Court authorized distribution of information pertaining to settlement terms to class members and has set September 26, 2003 to hold a fairness hearing on final approval of the settlement. The terms of the proposed settlement include no admission of liability or wrongdoing on the part of the Company or the individual defendants, and call for payment in the total amount of $1.8 million to the class members not requesting exclusion, inclusive of attorneys’ fees and costs, which will be paid out of insurance proceeds, therefore resulting in no financial impact on the Company.

        The Company is a party to certain pending claims that have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved. However, the defense and settlement of such claims may impact the future availability, retention amounts and cost to the Company of applicable insurance coverage.

        From time to time the Company is made a party to claims based upon the acts or omissions of its clients’ worksite employees for the acts or omissions of worksite employees and vigorously defends against such claims.

ITEM 2. Changes in Securities and Use of Proceeds

        On June 6, 2003, the Company completed the closing of a private placement with Frontenac VIII Limited Partnership and Frontenac Masters VIII Limited Partnership (collectively, “Frontenac”), each a limited partnership and affiliate of Frontenac Company LLC, SunTrust Equity Funding LLC d/b/a SunTrust Equity Partners, BVCF IV, L.P. and C&B Capital, L.P. (collectively, the “Purchasers”) pursuant to the terms of the previously-announced Preferred Stock Purchase Agreement, dated as of April 24, 2003, as amended on June 3, 2003 to include C&B Capital, L.P. as an additional purchaser (as amended, the ” Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Purchasers purchased an aggregate of 30,000 shares of a newly-authorized series of preferred stock, $0.01 par value per share, of the Company, designated as the “Series A Convertible, Redeemable Preferred Stock” (“the Series A Preferred Stock”), the terms of which are set forth in a Certificate of Designation, as filed with the Secretary of State of the State of Florida as an amendment to the Amended and Restated Articles of Incorporation of the Company.

         The purchase price paid by the Purchasers for the Series A Preferred Stock was $1,000 per share (the “Liquidation Value”), for a total of $30 million. Approximately $16.3 million of the proceeds from the sale of the Series A Preferred Stock were used to fund the purchase by the Company of shares of Common Stock and options to purchase Common Stock held directly or indirectly by Charles S. Craig (see description below). Issuance costs incurred in connection with the transaction were approximately $2.3 million. The balance of the proceeds was added to the Company’s working capital to enable it to pursue its current growth strategy, including possible future acquisitions.

        The Series A Preferred Stock is convertible at any time into shares of Common Stock, at an initial conversion price of $5.44 per share of Common Stock. The conversion price is the average of the closing prices of the Common Stock for the five business days preceding March 5, 2003 (the execution date of the letter of intent for the Series A Preferred Stock transaction). The conversion price is subject to adjustment in certain circumstances that primarily relate to the prevention of dilution of the conversion rights granted. To determine the number of shares of Common Stock issuable upon conversion, the number of shares of Series A Preferred Stock being converted is multiplied by $1,000 and the result is divided by the conversion price then in effect. The Series A Preferred Stock is convertible into 5,514,705 shares of our Common Stock based upon the conversion price of $5.44.

        Holders of the Series A Preferred Stock are entitled to receive dividends equal to 4% per annum. Dividends accrue on a daily basis on the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends. Such dividends accrue whether or not they have been declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends. All dividends accrued on the Series A Preferred Stock are payable in cash on January 31, April 30, July 31, and October 31 of each year, beginning July 31, 2003.

        To the extent the Company declares or pays any dividends (other than stock) on the Company’s Common Stock, the holders of the Series A Preferred Stock must be paid a comparable dividend based upon the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock had all of the outstanding Series A Preferred Stock been converted immediately prior to the record date for the Common Stock dividend. Such dividend will reduce the amount of dividends which would otherwise have been payable on the Series A Preferred Stock. In June 2003, the Company declared a cash dividend of $0.05 per share on its Common Stock for shareholders of record on July 15, 2003. As of June 30, 2003, the Company has accrued $276 of preferred stock dividends based upon the value of the Common Stock dividend on an “as if converted” basis.

        Under the terms of the Series A Preferred Stock, the consent of the Majority Holders (currently Frontenac), as defined in the Purchase Agreement, will be required for the payment of dividends to the Common Stock holders in excess of 50% of net income for 2003 and 2004, in excess of 40% of net income for 2005, and in excess of 30% of net income thereafter, so long as Frontenac holds (or is entitled to vote) a majority of the Preferred Stock.

         The Majority Holders are entitled to designate two directors to serve as members of the Company’s Board of Directors (the “Series A Directors”). James E. Cowie and David S. Katz were designated by the Majority Holders and elected by the Board of Directors to serve as the initial Series A Directors, effective June 6, 2003.

         Prior to the issuance of the Series A Preferred Stock, the Purchasers entered into a voting rights letter agreement, dated June 6, 2003, in order to ensure compliance with the NASDAQ National Market’s voting rights rules for convertible securities. Pursuant to the terms of the agreement, the voting rights of each share of Series A Preferred Stock held by the Purchasers, when voting on an as-if converted basis with the holders of Common Stock, shall be limited to one vote for each share of Common Stock issuable upon conversion of the Series A Preferred Stock as of the date of the initial issuance of the Series A Preferred Stock, subject to certain adjustments for stock splits, stock dividends, stock purchase rights, recapitalizations and similar matters.

        The Company and the Purchasers also entered into a Registration Rights Agreement under which the Purchasers and subsequent holders of the Series A Preferred Stock have been granted certain demand and piggyback registration rights with respect to the shares of Common Stock issued upon conversion of the Series A Preferred Stock.

         Simultaneous with the closing of the Purchase Agreement, the Company also completed a stock purchase transaction with Charles S. Craig, a former director of the Company, pursuant to the terms of a letter of intent by and between the Company and Mr. Craig, dated as of March 5, 2003. The Company purchased 2,997,734 shares of Common Stock held directly or indirectly by Mr. Craig at a net price per share of $5.38, and options to purchase 60,000 shares of Common Stock for an aggregate purchase price of $143,800. The $16.3 million purchase price for Mr. Craig’s shares and options was funded out of the proceeds from the sale of the Series A Preferred Stock to the Purchasers.

        The sale of the Series A Preferred Stock was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, which “exempts transactions by an issuer not involving any public offering” and in reliance upon Regulation D under such Act.

ITEM 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of the Company was held on June 3, 2003. Holders of 19,988,075 shares of common stock were present in person or by proxy at the meeting. The two proposals voted on at the annual meeting were approved. The votes of the stockholders were as follows:

    1.        Election of two Class I directors to serve until the annual meeting of shareholders in 2006 or until their successors are duly elected and qualified:

	For	Withheld

James F. Manning	18,797,239	1,190,836
George B. Beitzel	18,662,039	1,326,036

        The terms of office of the following other directors continued after the annual meeting: Erik Vonk, Darcy E. Bradbury, Elliot B. Ross and Jonathan H. Kagan. Mr. Vonk and Ms. Bradbury are Class III Directors with terms ending in 2004. Messrs. Ross and Kagan are Class II Directors with terms ending in 2005.

    2.        Approval of the issuance of 30,000 shares of Series A Convertible, Redeemable Preferred Stock and the issuance of shares of Common Stock upon conversion of the Series A Convertible, Redeemable Preferred Stock in accordance with the terms of the Certificate of Designation.

For	Against	Abstained	Broker Non-Votes

11,973,239	1,692,223	12,175	6,310,438

ITEM 5. Other Information

        On June 1, 2003, John E. Panning retired as the Company’s Chief Financial Officer (CFO) and as a Director. Also on June 1, 2003, Peter Grabowski succeeded Mr. Panning as Senior Vice President and CFO.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Waiver Letter dated July 16, 2003 executed by the holders of the Series A Preferred Stock.

31.1	Certification of Erik Vonk, Chief Executive Officer, filed pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter Grabowski, Chief Financial Officer, filed pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)        Reports on Form 8-K

        On April 4, 2003, a Current Report on Form 8-K was filed with the Securities and Exchange Commission providing access to the Company’s investor presentation dated April 4, 2003.

        On April 24, 2003, a Current Report on Form 8-K was filed with the Securities and Exchange Commission announcing the retirement of John E. Panning from his position as Chief Financial Officer and as a director of the Company, effective June 1, 2003, and the appointment of Peter Grabowski as successor Chief Financial Officer.

        On June 10, 2003, a Current Report on Form 8-K was filed with the Securities and Exchange Commission announcing the completion of the issuance and sale of 30,000 shares of the Series A Convertible, Redeemable Preferred Stock and the purchase of 2,997,734 shares of Common Stock and of options to purchase 60,000 shares of Common Stock on June 6, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.
Dated: August 13, 2003	/s/ PETER C. GRABOWSKI
Chief Financial Officer
(Principal Financial Officer)