Form 10-Q
period 2003-09-30
GEVITY HR INC
filed 2003-11-13
CIK 1035185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  (Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003.

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

Yes ☒   No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of common stock	Outstanding as of November 7, 2003
Par value $0.01 per share	18,995,408

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(in $000’s except share and per share data)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Revenues	$102,833	$94,417	$307,745	$278,450
Cost of services	74,039	72,215	226,312	210,627

Gross profit	28,794	22,202	81,433	67,823

Operating expenses:
Salaries, wages and commissions	13,280	12,996	38,797	39,738
Other general and administrative	7,974	5,833	23,004	18,498
Depreciation and amortization	1,803	1,950	5,419	6,010

Total operating expenses	23,057	20,779	67,220	64,246

Operating income	5,737	1,423	14,213	3,577
Interest income, net	416	521	1,231	1,477
Other non-operating (expense) income, net	(7)	43	(19)	114

Income before income taxes	6,146	1,987	15,425	5,168
Income tax provision	2,028	676	5,090	1,757

Net income	4,118	1,311	10,335	3,411
Non-cash charges attributable to beneficial
conversion feature and accretion of redemption
value of convertible, redeemable preferred stock	69	--	86	--

Preferred stock dividend	201	--	477	--

Net income attributable to common shareholders	$3,848	$1,311	$9,772	$3,411

Net income per common share
- Basic	$0.21	$0.06	$0.49	$0.16

- Diluted	$0.16	$0.06	$0.43	$0.16

Weighted average common shares outstanding
- Basic	18,641,055	20,757,685	19,903,406	20,709,551
- Diluted	26,093,818	21,094,417	23,990,849	21,047,038

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in $000‘s, except share and per share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$40,063	$33,769
Certificates of deposit - restricted	6,032	13,431
Marketable securities - restricted	81,563	79,023
Accounts receivable, net	87,776	87,302
Deferred tax asset	1,081	7,984
Other current assets	8,581	13,068

Total current assets	225,096	234,577
Property and equipment, net	12,918	16,398
Goodwill	8,692	8,692
Workers' compensation receivable	22,947	--
Long-term marketable securities - restricted	17,000	--
Deferred tax asset	--	123
Other assets	5,644	5,745

Total assets	$292,297	$265,535

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Current liabilities:
Accrued insurance premiums, health and
workers' compensation insurance reserves	$43,383	$33,999
Accrued payroll and payroll taxes	93,277	93,379
Accounts payable and other accrued liabilities	4,003	4,408
Income taxes payable	--	3,971
Customer deposits and prepayments	11,120	8,150
Dividends payable	1,148	1,041

Total current liabilities	152,931	144,948
Long-term accrued health and workers' compensation insurance reserves	52,990	61,672
Deferred tax liability	296	--
Other long-term liabilities	384	310

Total liabilities	206,601	206,930
Commitments and contingencies (see notes)
Series A convertible, redeemable preferred stock, $0.01 par value,
($30,000 liquidation preference) 30,000 shares authorized, issued and
outstanding as of September 30, 2003	474	--
Shareholders' equity:
Common stock, $.01 par value
Shares authorized: 100,000,000
Shares issued and outstanding:
September 30, 2003 - 22,010,364
December 31, 2002 - 20,810,557	220	208
Additional paid in capital	75,301	39,344
Retained earnings	26,018	19,158
Treasury Stock (3,062,751 and 50,517 shares at cost, respectively)	(16,292)	(106)
Accumulated other comprehensive (loss) income	(25)	1

Total shareholders' equity	85,222	58,605

Total liabilities, convertible redeemable preferred
stock and shareholders' equity	$292,297	$265,535

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in $000‘s)

	For the nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 10,335	$ 3,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,419	6,010
Deferred tax provision (benefit), net	4,104	(598)
Provision for bad debts	248	434
Other	64	(54)
Changes in operating working capital:
Accounts receivable, net	(722)	(2,217)
Other current assets	4,487	(1,173)
Workers' compensation receivable	(22,947)	--
Other assets	99	(1,500)
Accrued insurance premiums, health and workers'
compensation insurance reserves	9,384	11,809
Accrued payroll and payroll taxes	(102)	14,714
Accounts payable and other accrued liabilities	(405)	(1,970)
Income taxes payable	2,060	742
Customer deposits and prepayments	2,970	342
Health and workers' compensation reserves -long-term	(8,682)	(1,275)
Other long-term liabilities	74	40

Net cash provided by operating activities	6,386	28,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(82,569)	(123,312)
Maturities of marketable securities and certificates of deposit	70,389	75,543
Capital expenditures	(2,001)	(375)

Net cash used in investing activities	(14,181)	(48,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends to common shareholders	(3,282)	(3,107)
Proceeds from issuance of Series A Convertible,
Redeemable Preferred Stock, net of issuance costs	27,686	--
Purchase of treasury stock	(16,272)	(98)
Proceeds from issuance of common shares	5,957	623

Net cash provided by (used in) financing activities	14,089	(2,582)

Net increase (decrease) in cash and cash equivalents	6,294	(22,011)
Cash and cash equivalents - beginning of period	33,769	55,929

Cash and cash equivalents - end of period	$ 40,063	$ 33,918

Supplemental disclosure of cash flow information:
Income taxes paid	$ 1,742	$ 1,633

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

        Gevity is a leading United States provider of human capital management solutions. The Company offers its clients, which are typically small to medium-sized businesses with between five and one hundred employees, a broad range of products and services that provide a complete solution for the clients’ human resources (“HR”) outsourcing needs. The Company’s products and services include providing clients assistance with finding the right employees for their business, developing their people, retaining the best employees, managing employee related paperwork and protecting their business by providing guidance on human resource policies, practices and regulatory compliance. The Company’s services are designed to improve the productivity and profitability of its clients’ businesses by allowing managers of those businesses to focus on revenue producing activities by relieving them of the time consuming and complex burdens associated with employee administration. As of September 30, 2003, the Company served 6,131 clients, as measured by individual client Federal Employer Identification Numbers (“FEIN”), with 88,100 active worksite employees, and maintained offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Minnesota, New York, North Carolina, Tennessee and Texas.

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

        As a co-employer, employment-related liabilities are contractually allocated between the Company and the client under a written Professional Services Agreement. Under the Professional Services Agreement, the Company assumes responsibility for, and manages the risks associated with, each client’s worksite employee payroll obligations, including the liability for payment of salaries and wages (including payroll taxes) to each worksite employee and, at the client’s option, responsibility for providing group health, welfare, and retirement benefits to such individuals. These obligations of the Company are fixed, whether or not the client makes timely payment of the associated service fee. In this regard, it is important to understand that, unlike payroll processing service providers, the Company issues to each of the client’s worksite employees Company payroll checks drawn on the Company’s bank accounts. The Company also reports and remits all required employment information and taxes to the Internal Revenue Service (“IRS”) and issues a Federal Form W-2 to each worksite employee under the appropriate Company FEIN. The Company assumes the responsibility for compliance with those employment-related governmental regulations that can be effectively managed away from the client’s worksite. The Company provides workers’ compensation insurance coverage to each worksite employee under the Company’s master insurance policy. The client, on the other hand, contractually retains the general day-to-day responsibility to direct, control, hire, terminate and manage each of the client’s worksite employees. The worksite employee services are performed for the exclusive benefit of the client’s business. The client also remains responsible for compliance with those employment-related governmental regulations that are more closely related to the day-to-day management of worksite employees.

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

        The Company contracts with a licensed insurance carrier to provide workers’ compensation insurance coverage for its worksite employees. As of January 1, 2003, member insurance companies of American International Group, Inc. (“AIG”) provide such insurance. In 2002, CNA Financial Corporation (“CNA”) was the provider of such insurance. The Company pays the premiums for this coverage and passes along to its clients some or all of the costs attributable to the coverage for their respective worksite employees. The Company does not act as an insurance company and is not licensed in any state as an insurance company. However, as part of managing its workers’ compensation programs, in 2003, the Company began to operate a wholly-owned Bermuda-based insurance company. The Company does assume certain workers’ compensation risk as a result of providing its services. For a more detailed analysis, see Note 4 “Workers’ Compensation Receivable” and Note 6 “Workers’ Compensation Liability From Prior CNA Programs.”

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

Revenue Recognition

        The gross billings that the Company charges its clients under its Professional Services Agreement include each worksite employee’s gross wages, a service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s service fee, which is computed as a percentage of gross wages, is intended to yield a profit to the Company and cover the cost of certain employment-related taxes, workers’ compensation insurance coverage, and administrative and field services provided by the Company to the client, including payroll administration and record keeping, as well as safety, human resources, and regulatory compliance consultation. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll delivered to the client.

        Historically, the Company reported the full amount of its gross billings, including the portion that represents the gross salaries and wages of its worksite employees, as revenue. As described below, the Company changed from gross revenue reporting to net revenue reporting for worksite employee salaries, wages and certain payroll related taxes effective for the fourth quarter of 2002.

        The Company reports revenues from service fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees. The Company reports revenues on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. The Company now reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and certain payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes. The Company accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the worksite employee performs work. The Company accrues revenues for service fees, health and welfare benefits plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. The Company accrues unbilled receivables for payroll and payroll taxes, service fees, health and welfare benefits plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.

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

        Due to the significance of this reclassification of revenue and expense components to the statement of income, the Company has reflected the change in the accompanying condensed consolidated financial statements as if it had occurred on January 1, 2002. The tables presented below reflect the effect of the change on the amounts reported for the three and nine months ended September 30, 2003 and September 30, 2002 under the gross revenue reporting method.

For the Three Months ended September 30, 2003:

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$842,138	$(739,305)	$102,833
Cost of services	813,344	(739,305)	74,039
Gross profit	28,794	--	28,794
Operating expenses	23,057	--	23,057
Net income	$4,118	$--	$4,118

For the Three Months ended September 30, 2002:

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$864,448	$(770,031)	$94,417
Cost of services	842,246	(770,031)	72,215
Gross profit	22,202	--	22,202
Operating expenses	20,779	--	20,779
Net income	$1,311	$--	$1,311

For the Nine Months ended September 30, 2003:

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$2,476,461	$(2,168,716)	$307,745
Cost of services	2,395,028	(2,168,716)	226,312
Gross profit	81,433	--	81,433
Operating expenses	67,220	--	67,220
Net income	$10,335	$--	$10,335

For the Nine Months ended September 30, 2002:

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$2,483,196	$(2,204,746)	$278,450
Cost of services	2,415,373	(2,204,746)	210,627
Gross profit	67,823	--	67,823
Operating expenses	64,246	--	64,246
Net income	$3,411	$--	$3,411

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has determined it will not voluntarily change to the fair-value method of accounting for stock-based employee compensation.

        The Company has adopted only the pro forma disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record at fair value compensation cost for stock-based employee compensation plans. The Company accounts for equity-based compensation arrangements in accordance with the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Intrinsic value per share is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. See Note 9 “Equity” for a description of the Company’s plans.

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

		For the Three Months ended		For the Nine Months ended
		September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income	As reported	$4,118	$1,311	$10,335	$3,411
Less: employee compensation
for stock option program,
net of tax effect	Pro forma	$368	$612	$982	$1,190

Net income	Pro forma	$3,750	$699	$9,353	$2,221

Basic earnings per share	As reported	$0.21	$0.06	$0.49	$0.16
	Pro forma	$0.19	$0.03	$0.44	$0.11
Diluted earnings per share	As reported	$0.16	$0.06	$0.43	$0.16
	Pro forma	$0.14	$0.03	$0.39	$0.11

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation by business enterprises of variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. FIN No. 46 requires disclosures of certain information in financial statements initially issued after January 31, 2003, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN No. 46 becomes effective. The Company has evaluated the provisions of this interpretation statement and determined that it does not have a material impact on the Company’s condensed consolidated financial statements.

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

2.     RESTRICTED CERTIFICATES OF DEPOSIT AND MARKETABLE SECURITIES

        At September 30, 2003 and December 31, 2002, the Company’s investment portfolio consisted of restricted certificates of deposit, as well as restricted marketable debt and equity securities classified as available-for-sale.

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

        The carrying amount of the marketable securities portfolio by type and classification as of September 30, 2003 and December 31, 2002 is as follows:

	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value

As of September 30, 2003:
Short-term
Auction market municipal bonds - restricted	$63,451	$--	$63,451
Auction market preferred shares - restricted	11,700	--	11,700
Money market - restricted	6,412	--	6,412

Total short-term marketable securities - restricted	$81,563	$--	$81,563

Long-term
Mutual Fund - restricted	$12,258	$(37)	$12,221
Money Market - restricted	4,779	--	4,779

Total long-term marketable securities - restricted	$17,037	$(37)	$17,000

As of December 31, 2002:
Short-term
Auction market preferred shares - restricted	$8,200	$--	$8,200
Commercial paper - restricted	3,500	--	3,500
Auction market municipal bonds- restricted	57,800	--	57,800
Money market - restricted	9,523	--	9,523

Total short-term marketable securities - restricted	$79,023	$--	$79,023

        The unrealized loss shown at September 30, 2003, net of the tax benefit of $12 is reflected as other comprehensive income in the condensed consolidated balance sheet. For each of the three and nine month periods ended September 30, 2003 there were no realized gains or losses on the sale of available-for-sale securities.

3.     ACCOUNTS RECEIVABLE

        At September 30, 2003 and December 31, 2002, accounts receivable consisted of the following:

	September 30, 2003	December 31, 2002
Billed to clients	$1,783	$4,108
Unbilled revenues	86,772	84,025

	88,555	88,133
Less: Allowance for doubtful accounts	(779)	(831)

Total	$87,776	$87,302

4.     WORKERS’ COMPENSATION RECEIVABLE

        The Company established a loss sensitive workers’ compensation insurance program with AIG effective January 1, 2003. In 2003, the Company began to operate a wholly-owned Bermuda-based insurance company as a component of its workers’ compensation programs.

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

        With respect to the individual claim stop loss insurance risk, the Company is responsible for paying, through AIG, claim amounts related to the first $1 million per accident. Claim amounts in excess of $1 million per accident are insured through the AIG program. The Company, through its Bermuda based insurance company, remits premiums to AIG, to cover AIG’s estimate of claims related to the first $1 million per accident. Under the 2003 workers’ compensation program, of the $85,000 of premiums paid, the Company is guaranteed by AIG to receive a 2.42% per annum fixed return on $73,500 of premiums paid to AIG and 1.85% on the remaining such premiums.

        With respect to the aggregate claim stop loss insurance risk, claims amount in excess of 175% of the insurance company’s estimate of expected losses for the policy year are insured through the AIG program. The amount of the expected losses is established at the beginning of the policy year based on an expected volume of payroll. If the payroll volume varies during the year, the amount of the aggregate claim stop loss insurance risk changes proportionately. The Company generally does not pay additional premiums during the policy year unless payroll volume or actual losses exceed certain estimated amounts established at the beginning of the policy year. This results in premium payment credit risk to AIG. Additionally, AIG does not require collateral equal to the limits of the aggregate claim stop loss amount. The absence of this collateral requirement results in credit risk to AIG.

        Finally, with respect to the premium payment credit risk, this program is a fully insured policy written by AIG. If the Company were to fail to make premium payments to AIG as scheduled, then AIG would be responsible for the payment of all losses under the terms of the policy. AIG required the Company to provide $17,000 of collateral related to premium payment credit risk. The required collateral is provided in the form of cash and short-term investments placed into a trust account. The Company has reached an agreement in principle with AIG whereby the $17,000 of collateral related to premium payment credit risk for the 2003 plan will serve as collateral for the 2004 year plan. This amount has been included as long-term marketable securities – restricted as of September 30, 2003.

        The Company accrues for workers’ compensation costs under the AIG program based upon payroll dollars paid to worksite employees, its estimate of the year’s ultimate fully developed claims, fixed costs charged by AIG and miscellaneous program support fees, net of expected premium returns. To the extent that the premium payments to AIG for claims related to the first $1 million per accident are greater than (less than) the monthly expense accruals, a receivable (liability) is recorded. As of September 30, 2003, the Company has recorded a long-term workers’ compensation receivable of approximately $22,947.

5.     HEALTH BENEFITS

        Employee benefit costs are comprised primarily of medical benefit plan costs, but also include the costs of other employee benefits such as dental, vision, disability and group life insurance.

        Blue Cross Blue Shield of Florida (“BCBS”) is the primary managed care company providing health insurance to Florida-based worksite employees through HMO and PPO offerings. The Company’s policy with BCBS is a three-year minimum premium arrangement renewed as of January 1, 2003. Pursuant to this arrangement, the Company is obligated to reimburse BCBS for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per participating worksite employee associated with this policy are specified for each plan year and includes the cost of aggregate stop loss coverage at 115% of projected claims. The Company charges for the costs of the medical plan, but bears the risk for the amount of claims in excess of premiums paid. The Company’s obligations to BCBS are secured by a letter of credit. As of September 30, 2003 and December 31, 2002, the letter of credit for BCBS was $6,000. The $6,000 approximates one month’s claims payments. The three-year policy, effective January 1, 2003, provides for an adjustment to the letter of credit amounts based on a number of factors, including premium volume, and increases the claims payment factor to a maximum of two months over the three-year term of the policy.

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

        Capital Health Plans provides HMO coverage to worksite employees in the Tallahassee, Florida region under a guaranteed cost contract that caps the Company’s annual liability. Worksite employees of Alabama-based clients are covered by client-sponsored plans rather than Company-sponsored plans. Prior to December 31, 2002 such worksite employees were covered under the BCBS policy.

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

        In certain instances, the Company decides to make a contribution toward the medical benefit plan costs of certain clients. This contribution is referred to as a ‘health benefit subsidy’. The addition of the worksite employees of these clients as participants in the Company’s medical benefit plans helps to stabilize the overall claims experience risk associated with those plans. An aggregate health benefit subsidy in excess of a planned amount may occur when medical cost inflation exceeds expected medical cost trends or when medical benefit plan enrollment of those who qualify for a subsidy exceeds expectations.

        As of September 30, 2003, the Company did not expect and has not recorded a health benefit subsidy in the aggregate for 2003. During the three and nine month periods ended September 30, 2002, the Company recorded an aggregate health benefit subsidy of $1,688 and $3,813, respectively.

        Included in accrued insurance premiums, health and workers’ compensation insurance reserves at September 30, 2003 and December 31, 2002 are $27,590 and $20,274, respectively, of short-term liabilities related to the Company’s health care plans. Included in long-term accrued health and workers’ compensation reserves at September 30, 2003 and December 31, 2002 are $1,000 of long-term liabilities related to the Company’s health benefit plan.

6.        WORKERS’ COMPENSATION LIABILITY FROM PRIOR CNA PROGRAMS

        The Company has loss sensitive workers’ compensation programs with CNA for years 2000, 2001 and 2002. The 2000 through 2002 CNA workers’ compensation insurance programs provide for a risk sharing arrangement between the Company and CNA. In addition, the Company assumed the risk related to the timing of claims payments whereby the Company paid premiums to CNA and guarantees to CNA a specific investment return on those premium payments. If the premium payments plus the guaranteed investment returns are not adequate to fund a specific amount of claims due to the payment pattern of those claims being earlier than expected, CNA is required to fund the additional amount required and seek reimbursement from the Company.

        For the 2000 and 2001 CNA programs, the Company guarantees that the premiums paid to CNA will earn an annual rate of return equal to 7%. For the 2002 program, the Company guarantees CNA that the premium will earn an annual rate of return equal to 4.25%. The Company is required to pay an additional premium to CNA after the close of each calendar year based on the difference between the actual annual rate of return earned by the premium paid and the guaranteed annual rate of return. The additional premium paid to CNA is used to pay claims incurred during each respective policy year and is included in the amount of accrued insurance premium reserves at September 30, 2003 and December 31, 2002.

        The Company accrues for workers’ compensation costs under the CNA program based upon payroll dollars paid to worksite employees, the specific risks associated with the type of work performed by the worksite employees, the administrative costs of the program, the expected rate of return earned by premium dollars paid to CNA as part of the programs and the discount rate used to determine the present value of future payments to be made under the programs. Total liabilities for workers’ compensation costs related to the CNA programs at September 30, 2003 and December 31, 2002, respectively, were $64,640 and $72,108, of which $51,990 and $60,672 was classified as long-term for September 30, 2003 and December 31, 2002, respectively. The long-term liability balance reflects a discounted amount of the liability using a rate of 4.0% at September 30, 2003 and December 31, 2002.

7.     COMMITMENTS AND CONTINGENCIES

Litigation

        On April 30, 1999, a shareholder of the Company brought a class action in the Twelfth Judicial Division, Manatee County, Florida, against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. At a hearing held on September 26, 2003, the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida, approved settlement of the class action lawsuit. The terms of the settlement include no admission of liability or wrongdoing on the part of the Company or the individual defendants, and call for payment in the total amount of $1.8 million to the class members who make a claim and do not request exclusion, inclusive of attorneys’ fees and costs. The settlement will be paid out of insurance proceeds, therefore resulting in no financial impact on the Company.

        On August 12, 2003, a former employee filed a lawsuit against the Company, (Donald Lauderback vs. Gevity HR, Inc., d/b/a Gevity Health Plan) in the U.S. District Court for the Northern District of Texas. The plaintiff alleges that he was wrongfully terminated by the Company after approximately two weeks of employment, for raising concerns related to the operation of the Company's health insurance programs. The lawsuit, filed as a purported class action on behalf of participants in Company-sponsored health plans, alleges that the Company's health insurance pricing procedures/policies violate certain Texas state insurance laws, the Health Insurance Portability and Accountability Act of 1996 and the Employee Retirement Income Security Act of 1974. The Company believes the suit to be completely without merit and intends to aggressively defend the action. Accordingly, the Company has filed a Motion to dismiss the lawsuit. As detailed in its Motion to Dismiss, the Company believes its practices to be fully in compliance with applicable laws and regulations. Further, the Company believes that the suit is deficient on a number of procedural grounds. The Court is expected to rule on the Company's Motion to Dismiss in the next several months.

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

Regulatory Matters

        The Company’s employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the United States. However, the regulations that govern PEOs constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship between the PEO, the client and the worksite employees. Many federal and state laws relating to tax and employment matters were enacted before the widespread existence of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs are not “employers” of certain worksite employees for purposes of the Internal Revenue Code of 1986, as amended (the “Code”), the Company may no longer be able to assume the client’s federal employment tax withholding obligations and certain employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended. On May 13, 2002, the IRS released guidance applicable solely to the tax- qualified status of defined contribution retirement plans maintained by PEOs. In that guidance, the IRS declared that it would not assert a violation of the exclusive benefit rule under Section 401(a) of the Internal Revenue Code if a PEO that maintains a single employer defined contribution retirement plan for worksite employees takes certain remedial action by the last day of the first plan year beginning on or after January 1, 2003. The Company maintains a frozen single employer defined contribution retirement plan benefiting certain worksite employees and intends to take the remedial action necessary to qualify for the relief provided under the IRS guidance within the applicable deadline. Since the Company’s single employer defined contribution retirement plan has been frozen since April 1, 1997 and the assets in the plan are approximately $2.5 million, this change is not expected to have a material effect on the Company’s financial condition and future results of operations. The Company also maintains an active defined contribution retirement plan for participants that include client worksite employees. The active plan is designed as a multiple employer plan and, as such, its status is unaffected by the recent IRS guidance.

8.     CONVERTIBLE REDEEMABLE PREFERRED STOCK

        On June 6, 2003, the Company sold its Series A Convertible, Redeemable Preferred Stock (the “Series A Preferred Stock”), to Frontenac VIII Limited Partnership and Frontenac Masters VIII Limited Partnership (collectively, “Frontenac”), each a limited partnership and an affiliate of Frontenac Company LLC, SunTrust Equity Funding, LLC d/b/a/ SunTrust Equity Partners, BVCF IV, L.P., an affiliate of Adams Street Partners, LLC and C&B Capital, L.P. (collectively, the “Purchasers”), pursuant to the Preferred Stock Purchase Agreement dated as of April 24, 2003, as amended on June 3, 2003 to include C&B Capital, L.P. as an additional purchaser (as amended, the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company agreed to issue and sell to the Purchasers an aggregate of 30,000 shares of the Series A Preferred Stock, par value of $0.01, for a purchase price of $1,000 per share (“Liquidation Value”). The Purchase Agreement was entered into pursuant to a letter of intent dated March 5, 2003. Proceeds from the sale totaled $27,686, net of issuance costs of $2,314.

        Proceeds from the transaction totaling $16,272 were used to purchase from Charles S. Craig, a former director of the Company, 2,997,734 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”), at a net price of $5.38 per share and options to purchase 60,000 shares of Common Stock for an aggregate price of $144. The remaining proceeds were added to the Company’s working capital to enable it to pursue its current growth strategy, including possible future acquisitions.

Dividends

        Holders of the Series A Preferred Stock are entitled to receive dividends equal to 4% per annum. Dividends accrue on a daily basis on the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends. Such dividends accrue whether or not they have been declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends. All dividends accrued on the Series A Preferred Stock are payable in cash on January 31, April 30, July 31, and October 31 of each year, beginning July 31, 2003. As of September 30, 2003, the Company had accrued $201 of preferred stock dividends related to the October 31, 2003 dividend payment date.

        To the extent the Company declares or pays any dividends (other than stock) on the Company’s Common Stock and the dividend is greater than the dividend the holders of the Series A Preferred Stock would otherwise receive, the holders of the Series A Preferred Stock must be paid a comparable dividend based upon the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock had all of the outstanding Series A Preferred Stock been converted immediately prior to the record date for the Common Stock dividend. In June 2003, the Company declared a cash dividend of $0.05 per share on its Common Stock for shareholders of record on July 15, 2003. In July 2003, the Company paid $276 of preferred stock dividends based upon the value of the Common Stock dividend on an “as if converted” basis.

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

Conversion Rights

        The Series A Preferred Stock is convertible at any time into shares of Common Stock, at an initial conversion price of $5.44 per share of Common Stock. The conversion price is the average of the closing prices of the Common Stock for the five business days preceding March 5, 2003 (the execution date of the letter of intent for the Series A Preferred Stock transaction). The conversion price is subject to adjustment in certain circumstances that primarily relate to the prevention of dilution of the conversion rights granted. To determine the number of shares of Common Stock issuable upon conversion, the number of shares of Series A Preferred Stock being converted is multiplied by $1,000 and the result is divided by the conversion price then in effect. The Series A Preferred Stock is convertible into 5,514,705 shares of Common Stock based on the conversion price of $5.44.

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

      Voluntary Redemption Offer

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

      Majority Holder Demand Redemption

        The Majority Holder may require the Company to redeem up to 10,000 shares of the Series A Preferred Stock on each of the following dates (the “Demand Redemption Dates”):

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

      Company's Additional Redemption Offer

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

Voting Rights

        The holders of the Series A Preferred Stock, voting separately at an annual or special meeting, will vote their shares to elect two directors to serve as members of the Company’s Board of Directors. As permitted, Frontenac has designated two persons to serve on the Board of Directors until the 2004 annual meeting and such persons were elected as directors as of June 6, 2003. This right will terminate on the earlier of the date on which Frontenac is no longer the Majority Holder and the date on which there are no shares of Series A Preferred Stock outstanding.

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

Liquidation Preference

        Upon the liquidation, dissolution or winding up of the Company, each holder of the Series A Preferred Stock will be entitled to receive, before distributions are made to any other shareholders, the greater of (the “Liquidation Payment Amount”):

•	the aggregate Liquidation Value plus all accrued and unpaid dividends; and

•	the aggregate amount that would have been paid in connection with the liquidation event to the holders of the Series A Preferred stock on as-converted basis.

Deemed Liquidation

        The Majority Holders may deem any of the following to be a “Liquidation Event”:

•	any consolidation or merger of the Company (other than a merger in which the Company is the surviving entity, the terms of the Series A Preferred Stock remain unchanged, the holders of capital stock who possess the voting power to elect a majority of the Board of Directors continue to possess such voting power, and no person other than the holders of Series A Preferred Stock has beneficial ownership of more than 25% of the outstanding Common Stock);

•	any sale or transfer of all or substantially all of the assets of the Company; or

•	any sale, transfer or issuance of shares of capital stock by the Company or a shareholder, the result of which causes the holders of capital stock who possessed the voting power to elect a majority of the Board of Directors to lose such power.

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

Financial Statement Presentation

        The Company has classified the Series A Preferred Stock outside of permanent equity as a result of certain redemption features. The Series A Preferred Stock was recorded at its fair value on the date of issuance of approximately $30,000 less issuance costs of $2,314, and less an allocation of $27,298 to a beneficial conversion feature. The beneficial conversion feature resulted from the conversion feature of the Series A Preferred Stock that was in-the-money at the date of issuance attributable to the increase in the market price of the Company’s Common Stock during the period from the date on which the conversion price was fixed (approximating market price at that time) and the date on which the Series A Preferred Stock was issued. The beneficial conversion feature is calculated as the difference between the market price and the conversion price on the date of issuance, multiplied by the number of shares of Common Stock into which the Series A Preferred Stock is convertible. The beneficial conversion amount is recorded as a reduction of the carrying value of the Series A Preferred Stock and an increase to additional paid-in-capital. The difference between the aggregate Liquidation Value of $30,000 and the initial balance of $388 recorded in the Series A Preferred Stock account on the Company’s balance sheet, as a result of the beneficial conversion feature and the cost of issuance (“Redemption Value”), is being accreted over the periods from the date of issuance to the respective Demand Redemption Dates for each 10,000 share tranche, utilizing the interest method. Accretion of the Redemption Value is recognized as an increase in the carrying value of the Series A Preferred Stock and as a return to the holders of Series A Preferred Stock and approximated $69 and $86 for the three and nine months ended September 30, 2003, respectively.

9. EQUITY

Employee Stock Option Plans

        In 1997, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan”). The 1997 Plan provides for various equity incentives, including options, that may be granted to key employees, officers, and directors of the Company.

Initially, 2,500,000 shares of Common Stock were authorized for issuance under the 1997 Plan. In May of 2000, shareholders approved an amendment to the 1997 Plan that increased the number of shares authorized for issuance under the plan to 4,500,000 shares. Options granted to date under the 1997 Plan generally have a vesting period of up to 4 years for officers and key employees and generally are immediately vested for non-employee directors. Options generally may not be exercised more than 10 years from the date of the grant.

        In May 2002, the shareholders approved the 2002 Stock Incentive Plan (the “2002 Plan”). The 2002 Plan provides for various equity incentives, including options, that may be granted to key employees, officers, and directors of the Company. Under the 2002 Plan, 2,000,000 shares of Common Stock were authorized for issuance. Options granted to date have a vesting period of 4 years and may not be exercised more than 10 years from the date of the grant.

        During the nine months ended September 30, 2003, the Company issued 1,199,807 shares of Common Stock to directors, officers and employees of the Company upon the exercise of stock options for an aggregate exercise price of $5,801.

Employee Stock Purchase Plan

        During the nine months ended September 30, 2003, 45,500 shares of Common Stock (from treasury) were sold to employees participating in the Company’s employee stock purchase plan which was adopted on July 1, 2001. Proceeds from the employee stock purchase approximated $156 for the nine months ended September 30, 2003.

10.     INCOME TAXES

        The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for federal and state income taxes. For the three months ended September 30, 2003 and 2002, the Company’s effective rates were 33.0% and 34.0%, respectively. For the nine months ended September 30, 2003 and 2002, the effective tax rates were 33.0% and 34.0%, respectively.

11.     EARNINGS PER SHARE (“EPS”)

        The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 30, 2003:
Basic EPS:
Net Income	$4,118
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	69
Preferred stock dividend	201

Net income attributable to common shareholders	3,848	18,641,055	$0.21

Effect of dilutive securities:
Options		1,938,058
Convertible, redeemable preferred stock	270	5,514,705

Diluted EPS:
Net income	$4,118	26,093,818	$0.16

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 30, 2002:
Basic EPS:
Net Income	$1,311	20,757,685	$0.06

Effect of dilutive securities:
Options		336,732

Diluted EPS:
Net income	$1,311	21,094,417	$0.06

        For the three months ended September 30, 2003 and 2002, 116,102 and 2,943,816 options, respectively, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Nine Months Ended September 30, 2003:
Basic EPS:
Net Income	$10,335
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	86
Preferred stock dividend	477

Net income attributable to common shareholders	9,772	19,903,406	$0.49

Effect of dilutive securities:
Options		1,723,998
Convertible, redeemable preferred stock	563	2,363,445

Diluted EPS:
Net income	$10,335	23,990,849	$0.43

For the Nine Months Ended September 30, 2002:
Basic EPS:
Net Income	$3,411	20,709,551	$0.16

Effect of dilutive securities:
Options		337,487

Diluted EPS:
Net income	$3,411	21,047,038	$0.16

        For the nine months ended September 30, 2003 and 2002, 351,277 and 2,415,326 options, respectively, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

        The accounting policies described below are those that the Company considers critical in preparing its condensed consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting principles used by the Company in preparing its financial statements is included in Note 1 of Notes to the Condensed Consolidated Financial Statements and in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Revenue Recognition

        The gross billings that the Company charges its clients under its Professional Services Agreement include each worksite employee’s gross wages, a service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s service fee, which is computed as a percentage of gross wages, is intended to yield a profit to the Company and cover the cost of certain employment-related taxes, workers’ compensation insurance coverage, and administrative and field services provided by the Company to the client, including payroll administration and record keeping, as well as safety, human resources, and regulatory compliance consultation. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll delivered to the client.

        Historically, the Company reported the full amount of its gross billings, including the portion that represents the gross wages of its worksite employees, as revenue. As described below, the Company changed from gross revenue reporting to net revenue reporting for worksite employee salaries, wages and certain payroll related taxes effective for the fourth quarter of 2002.

        The Company reports revenues from service fees in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees. The Company reports revenues on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. The Company now reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and certain payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes. The Company accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the worksite employee performs work. The Company accrues revenues for service fees, health and welfare benefits plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. The Company accrues unbilled receivables for payroll and payroll taxes, service fees, health and welfare benefits plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.

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

        Due to the significance of this reclassification of revenue and expense components to the income statement, the Company has reflected the change as if it had occurred on January 1, 2002 in the accompanying condensed consolidated financial statements. See Note 1 to the Condensed Consolidated Financial Statements, Accounting Change for Reporting Revenue, for the effect of the change on the amounts previously reported for the three and nine months ended September 30, 2002 and the amounts that would have been reported for the three and nine months ended September 30, 2003 under the gross revenue reporting method.

Medical Benefit Plan Liabilities

        The Company provides medical benefit plans to its worksite employees through several medical benefits plan providers.

        With respect to these medical benefit plans, the Company establishes medical benefit plan liability reserves for benefit claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are developed using actuarial principles and assumptions which consider a number of factors, including historical claim payment patterns and expected rates of increase in medical care costs. The factor that has the greatest impact on the Company’s financial results is the medical cost trend, which is the rate of increase in health care costs.

        In certain instances, the Company decides to make a contribution toward the medical benefit plan costs of certain clients. Such contribution, together with a higher than anticipated medical cost trend, may result in what the Company has designated to be an aggregate health benefit subsidy.

        For each period, the Company estimates the relevant factors, based primarily on historical data, and uses this information to determine the assumptions underlying the reserve calculations. An extensive degree of judgment is used in this estimation process. Due to the considerable variability of health care costs and possible adjustments to health reserves, the aggregate health benefit subsidy is sometimes significant. The health benefit subsidy is paid by the Company. There was no aggregate health plan subsidy in the three and nine month periods ended September 30, 2003.

        The Company’s financial statements reflect the medical benefit plan liability reserve estimates within the cost of services on the Company’s condensed consolidated statements of income and within the accrued insurance premiums, health and workers’ compensation insurance reserves on the Company’s condensed consolidated balance sheet.

Workers’ Compensation Receivable/Liabilities

        The Company has had a loss sensitive workers’ compensation insurance program since January 1, 2000. The program was with CNA until December 31, 2002 and is currently with AIG effective January 1, 2003.

        As part of these programs, the Company has individual stop loss coverage at $1 million per accident. In addition, the Company has aggregate stop loss coverage for individual claims that in total exceed the aggregate stop loss amount of 175% of expected losses as determined by AIG for the 2003 policy year and 130% of expected losses as determined by CNA for the policy years from January 1, 2000 through December 31, 2002.

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

        The Company’s condensed consolidated financial statements reflect the estimates made by the independent actuaries as well as other factors related to the AIG and CNA workers’ compensation programs within the cost of services on the Company’s condensed consolidated statements of income and within the workers’ compensation receivable or the accrued insurance premiums, health and workers’ compensation insurance reserves on the Company’s condensed consolidated balance sheet. To the extent that the premium payment to the carriers for the first $1 million per accident of claims is greater than (less than) the amount of the ultimate liability accrued to date, a receivable (liability) is recorded. If the actual cost of the claims incurred is higher than the estimates determined by the independent actuaries, then the accrual rate used to determine workers’ compensation costs could increase. If the actual cost of the claims incurred is lower than the estimates determined by the independent actuaries, then the accrual rate used to determine workers’ compensation costs could decrease.

        Such increase or decrease to the accrual rate is reflected in the accounting period that the change in the amount of workers’ compensation claims is calculated. Due to the considerable variability in the estimate of the amount of workers’ compensation claims, adjustments to workers’ compensation costs are sometimes significant.

        In order to recognize the workers’ compensation cost obligations that are not expected to be received (paid) in the following year, the Company includes a portion of the obligation as a long-term receivable (liability) using an applicable discount rate.

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

RESULTS OF OPERATIONS

        The following table presents the Company’s results of operations for the three months and nine months ended September 30, 2003 and 2002, expressed as a percentage of revenues:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	72.0	76.5	73.5	75.6

Gross profit	28.0	23.5	26.5	24.4
Operating expenses:
Salaries, wages and commissions	12.9	13.8	12.6	14.3
Other general and administrative	7.8	6.2	7.5	6.6
Depreciation and amortization	1.7	2.0	1.8	2.2

Total operating expenses	22.4	22.0	21.9	23.1
Operating income	5.6	1.5	4.6	1.3
Interest income, net	0.4	0.6	0.4	0.5

Income before income taxes	6.0	2.1	5.0	1.8
Income tax provision	2.0	0.7	1.6	0.6

Net income	4.0%	1.4%	3.4%	1.2%

SIGNIFICANT TRENDS

        In 2001, the Company decided to target new clients in lower risk industries and to no longer service existing clients in certain high-risk industries. The Company considers industries to be high-risk if there is a likelihood of a high frequency of on-the-job accidents involving worksite employees or likelihood that such accidents will be severe. During the first quarter of 2002, all existing clients in certain high-risk industries such as roofing and trucking were terminated. However, the Company will continue to service existing clients in other high-risk industries and intends to retain such clients for as long as they remain profitable to the Company. As a result, the percentage of total Company revenue earned from clients in high-risk industries is expected to decrease over time as the revenue earned from new clients added from other industries increases.

        Volatility in the dollar amount of workers’ compensation costs arises when the number of accidents and the severity of such accidents cannot be easily projected, thus resulting in a wide range of possible expected dollar losses for an insurance policy year. Such volatility in the projection of expected dollar losses caused by the number of claims and the severity of such claims is more likely to be associated with industries that have a level of high-risk associated with them (e.g., construction, roofing, trucking, etc.). By no longer selling its services to new high-risk clients, the Company believes that it will reduce the earnings volatility associated with the cost of its workers’ compensation insurance programs.

        The Company’s risk metrics related to workers’ compensation continue to show improvement year-over-year as measured by the decline in annual premium per $100 of total wage, by the reduction in the number of claims reported and by the decrease in the frequency of claims per $1,000,000 of workers’ compensation wages.

        Further, the Company communicated to its existing clients that the comprehensive service fees, including the cost of providing medical benefits, would increase in 2003 to more appropriately recognize the Company’s cost of providing services and to decrease or eliminate the aggregate health benefit subsidy. The repricing of the Company’s services is consistent with its strategy to charge service fees that more accurately reflect current competitive market rates for insurance and benefit-related services.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

        Revenues were $102.8 million for the three months ended September 30, 2003, compared to $94.4 million for the three months ended September 30, 2002, representing an increase of $8.4 million, or 8.9%. Revenue growth was primarily due to the Company’s price increases implemented as of January 1, 2003.

        For the three months ended September 30, 2003, the average number of paid worksite employees was 84,381 as compared to 97,300 for the three months ended September 30, 2002, representing a decrease of 13.3%. The Company believes this decrease was mostly a result of the Company’s price increases.

        The annualized average wage of paid worksite employees for the three months ended September 30, 2003 increased 11.3% to $33,706 from $30,287 for the three months ended September 30, 2002. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.

        Total salaries and wages paid to worksite employees for the three months ended September 30, 2003 decreased 3.5% to $711.0 million from $736.7 million for the three months ended September 30, 2002, reflecting the overall decline in the number of worksite employees.

        As a result of the repricing actions, the average annualized administrative fees earned per paid worksite employee increased 16.3% from $932 for the three months ended September 30, 2002 to $1,084 for the three months ended September 30, 2003.

        Charges to clients for workers’ compensation insurance coverage as a percentage of worksite salaries and wages for the three months ended September 30, 2003 was 3.70% as compared to 3.26% for the three months ended September 30, 2002, representing an increase of 13.5%. Workers’ compensation charges increased during the second quarter of 2003 primarily due to a billing increase for Florida clients.

        The manual premium rates applicable to the Company’s clients remained relatively unchanged during the third quarter of 2003 as compared to the third quarter of 2002, reflecting a stabilization of the change in the risk profile of the Company’s clients. Manual premium reflects the risk profile of companies as measured by the rates that workers’ compensation insurance carriers and states charge those companies for workers’ compensation insurance.

        Charges to clients and worksite employees for medical insurance and retirement benefits coverage for the three months ended September 30, 2003 were $52.3 million compared to $46.2 million for the three months ended September 30, 2002, representing an increase of 13.2%. This increase was attributable to rising health insurance costs as well as the Company’s decision to charge competitive rates for such coverages. As of September 30, 2003 approximately 39% of the Company’s client employees participated in the Company’s health benefit plans and 76.4% of the clients offered health benefits coverage to their employees.

        Cost of services was $74.0 million for the three months ended September 30, 2003, compared to $72.2 million for the three months ended September 30, 2002, representing an increase of $1.8 million, or 2.5%. This increase was primarily due to an increase in the cost of health benefits insurance and which was partially offset by a decrease in workers’ compensation costs.

        The cost of providing medical insurance and retirement benefits to clients’ employees for the three months ended September 30, 2003 was $52.3 million as compared to $47.9 million for the three months ended September 30, 2002, representing an increase of 9.2%. This increase was attributable to increases in costs associated with providing health insurance.

        As of January 1, 2003, the Company repriced its health benefits insurance coverage provided to worksite employees in order to reduce the aggregate health benefit subsidy. For the three months ended September 30, 2003, there was no aggregate health benefit subsidy compared to a subsidy of $1.7 million for the three months ended September 30, 2002.

        Workers’ compensation costs for the three months ended September 30, 2003 were $20.7 million compared to $23.0 million for the three months ended September 30, 2002, representing a decrease of $2.3 million or 10.0%. Workers’ compensation costs decreased in the third quarter of 2003 due to the Company’s decision to sell to a target market with a lower workers’ compensation risk profile and higher wages.

        State unemployment taxes were $0.7 million for the three months ended September 30, 2003, compared to $1.2 million for the three months ended September 30, 2002. This decrease was due to the Company having fewer client employees in 2003 compared to 2002.

        Gross profit was $28.8 million for the three months ended September 30, 2003, compared to $22.2 million for the three months ended September 30, 2002, representing an increase of $ 6.6 million, or 29.7%. Gross profit increased primarily due to the Company’s price increases implemented as of January 1, 2003, an increase in workers’ compensation billings and a reduction in workers’ compensation costs.

        Operating expenses were $23.1 million for the three months ended September 30, 2003, compared to $20.8 million for the three months ended September 30, 2002, representing an increase of $2.3 million, or 11.1%.

        Salaries, wages and commissions were $13.3 million for the three months ended September 30, 2003, compared to $13.0 million for the three months ended September 30, 2002, representing a increase of $0.3 million, or 2.3%. This increase was due primarily to the Company’s efforts to expand its sales force personnel by 100 during 2003.

        Other general and administrative expenses were $8.0 million for the three months ended September 30, 2003, compared to $5.8 million for the three months ended September 30, 2002, representing an increase of $2.2 million, or 37.9%. This increase was due primarily to increases in recruiting, training and travel costs related to the expansion of the sales force and an increase in general business insurance costs.

        Depreciation and amortization expenses were $1.8 million for the three months ended September 30, 2003, compared to $2.0 million for the three months ended September 30, 2002.

        Interest income was $0.4 million for the three months ended September 30, 2003 and $0.5 million for the three months ended September 30, 2002 representing a decrease of $0.1 million due to a decline in interest rates.

        Income tax expense for the three months ended September 30, 2003 was $2.0 million, compared to $0.7 million for the three months ended September 30, 2002. The Company’s effective tax rate for financial reporting purposes was 33.0% for the three months ended September 30, 2003 as compared to 34.0% for the three months ended September 30, 2002.

        Net income was $4.1 million for the three months ended September 30, 2003, compared to net income of $1.3 million for the three months ended September 30, 2002, representing an increase of $2.8 million.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

        Revenues were $307.7 million for the nine months ended September 30, 2003, compared to $278.5 million for the nine months ended September 30, 2002, representing an increase of $29.2 million, or 10.5%. Revenue growth was primarily due to the Company’s price increases implemented as of January 1, 2003.

        For the nine months ended September 30, 2003, the average number of paid worksite employees was 86,037 as compared to 96,745 for the nine months ended September 30, 2002, representing a decrease of 11.1%. The Company believes this decrease was mostly a result of the Company’s price increases.

        The annualized average wage of paid worksite employees for the nine months ended September 30, 2003 increased 11.2% to $32,234 from $28,981 for the nine months ended September 30, 2002. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.

        Total salaries and wages paid to worksite employees for the nine months ended September 30, 2003 decreased 0.1% to $2,080.0 million from $2,102.8 million for the nine months ended September 30, 2002 reflecting the overall decline in worksite employees.

        As a result of the repricing actions, the average annualized administrative fees earned per paid worksite employee increased 15.2% from $914 for the nine months ended September 30, 2002 to $1,053 for the nine months ended September 30, 2003.

        Charges to clients for workers’ compensation insurance coverage as a percentage of worksite salaries and wages for the nine months ended September 30, 2003 was 3.63% as compared to 3.42% for the nine months ended September 30, 2002, representing an increase of 6.1%. Workers’ compensation charges increased in the first three quarters of 2003 primarily due to a billing increase for Florida clients.

        The manual premium rate applicable to the Company’s clients decreased 7.1% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease in the Company’s manual premium rates reflects the improved risk profile of the Company’s clients.

        Charges to clients and worksite employees for medical insurance and retirement benefits coverage for the nine months ended September 30, 2003 were $156.4 million as compared to $132.4 million for the nine months ended September 30, 2002, representing an increase of 18.1%. This increase was attributable to rising health insurance costs as well as the Company’s decision to charge competitive rates for such coverage.

        Cost of services was $226.3 million for the nine months ended September 30, 2003, compared to $210.6 million for the nine months ended September 30, 2002, representing an increase of $15.7 million, or 7.5%. This increase was primarily due to an increase in the cost of health benefits insurance, which was partially offset by a decrease in workers’ compensation costs.

        The cost of providing medical insurance and retirement benefits to clients employees for the nine months ended September 30, 2003 was $156.4 million as compared to $136.4 million for the nine months ended September 30, 2002, representing an increase of 14.7%. This increase was attributable to increases in costs associated with providing health insurance. For the nine months ended September 30, 2003, there was no aggregate health benefit subsidy compared to a subsidy of $3.8 million for the nine months ended September 30, 2002.

        Workers’ compensation costs for the nine months ended September 30, 2003 were $63.8 million compared to $68.7 million for the nine months ended September 30, 2002, representing a decrease of $4.9 million or 7.1%. Workers’ compensation costs decreased in the first three quarters of 2003 due to the Company’s decision to sell to a target market with a lower workers’ compensation risk profile and higher wages.

        State unemployment taxes were $4.9 million for the nine months ended September 30, 2003, compared to $5.2 million for the nine months ended September 30, 2002, representing a decrease of $0.3 million or 5.8%. This decrease was primarily the result of the net effect of a reduction in client employees and business expansion into states with higher unemployment tax rates.

        Gross profit was $81.4 million for the nine months ended September 30, 2003, compared to $67.8 million for the nine months ended September 30, 2002, representing an increase of $13.6 million, or

20.1%. Gross profit increased primarily due to the Company’s price increases implemented as of January 1, 2003, an increase in workers’ compensation billings and a reduction in workers’ compensation costs.

        Operating expenses were $67.2 million for the nine months ended September 30, 2003, compared to $64.2 million for the nine months ended September 30, 2002, representing an increase of $3.0 million, or 4.7%.

        Salaries, wages and commissions were $38.8 million for the nine months ended September 30, 2003, compared to $39.7 million for the nine months ended September 30, 2002, representing a decrease of $0.9 million, or 2.3%. This decrease was due primarily to a reduction in the number of internal employees throughout 2002, which carried over and then stabilized through the first two quarters of 2003.

        Other general and administrative expenses were $23.0 million for the nine months ended September 30, 2003, compared to $18.5 million for the nine months ended September 30, 2002, representing an increase of $4.5 million, or 24.3%. This increase was due primarily to increases in recruiting, training and travel costs related to the expansion of the sales force and an increase in general business insurance costs.

        Depreciation and amortization expenses were $5.4 million for the nine months ended September 30, 2003, compared to $6.0 million for the nine months ended September 30, 2002. Depreciation expense decreased as a result of assets reaching the end of their depreciable lives and was partially offset by increased depreciation expense related to capital expenditures.

        Interest income was $1.2 million for the nine months ended September 30, 2003 and $1.5 million for the nine months ended September 30, 2002 representing a decrease of $0.3 million due to a decline in interest rates.

        Income tax expense for the nine months ended September 30, 2003 was $5.1 million, compared to $1.8 million for the nine months ended September 30, 2002. The Company’s effective tax rate for financial reporting purposes was 33.0% for the nine months ended September 30, 2003 as compared to 34.0% for the nine months ended September 30, 2002.

        Net income was $10.3 million for the nine months ended September 30, 2003, compared to net income of $3.4 million for the nine months ended September 30, 2002, representing an increase of $6.9 million.

Liquidity and Capital Resources

        At September 30, 2003, the Company had $127.7 million in total cash and cash equivalents, certificates and short-term marketable securities, of which $40.1 million was unrestricted. The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverages. The Company uses its cash and cash equivalents to collateralize these obligations as more fully described below. Cash and cash equivalents used to collateralize these obligations are designated as restricted in the Company’s financial statements.

        At September 30, 2003, the Company had pledged $87.6 million of restricted certificates of deposit and restricted short-term marketable securities, with original maturities of less than one year, as collateral for certain standby letters of credit or in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans. Of this amount, $78.9 million was pledged as part of the Company’s workers’ compensation programs with CNA for the policy years January 1, 2000 through December 31, 2002 and $2.7 million was pledged as part of the Company’s general insurance programs with AIG.

        The Company’s collateralization obligations at September 30, 2003, also included $6.0 million under its BCBS medical benefit plans. The amount of collateral required to be provided to BCBS is expected to increase over the three-year renewal term, based in part on the increase in plan participation and the requirement by BCBS to increase the Company’s collateralized obligations from one month’s estimate of claims payment to two months. The Company was not required to collateralize the Aetna program for 2003.

        The Company does not anticipate that additional cash and cash equivalents will be required as collateral for the 2004 workers’ compensation and other related insurance programs with AIG.

        The Company had no long-term debt outstanding as of September 30, 2003 and 2002.

        The Company’s billings to its clients include: (i) each worksite employee’s gross wages; (ii) a markup which is computed as a percentage of the gross wages; (iii) related payroll taxes; and (iv) the client’s portion of benefits, including medical and retirement benefits, provided to the worksite employees based on elected coverage levels by the client and the worksite employee. Included in the Company’s billings during the first nine months of 2003 were salaries, wages and payroll taxes of worksite employees of $2,234.8 million.

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

        At September 30, 2003, the Company had net working capital of $72.2 million, including restricted funds of $87.6 million, as compared to $89.6 million in net working capital as of December 31, 2002, including $92.5 million of restricted funds.

        Net cash provided by operating activities was $6.4 million for the nine months ended September 30, 2003 as compared to net cash provided by operating activities of $28.7 million for the nine months ended September 30, 2002, representing a decrease of $22.3 million. The overall decrease in cash provided by operating activities is attributable to several factors. An increase in the workers’ compensation receivable from AIG for premium funding in excess of projected claim liabilities and a reduction in liabilities reduced the net cash provided by operating activities and was partially offset by the increase in net income and an increase in the deferred tax provision. The timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a period ends and the existence of holidays at or immediately following a period-end.

        Cash used in investing activities for the nine months ended September 30, 2003 of $14.2 million primarily relates to the increase in restricted investments as a result of collateralization obligations for the 2003 AIG workers’ compensation program. Cash used in investing activities during the nine months ended September 30, 2002 of $48.1 million related to the increase in restricted securities as a result of collateralization obligations for the 2002 CNA workers’ compensation program.

        Cash provided by financing activities for the nine months ended September 30, 2003, of $14.1 million, was primarily a result of the sale by the Company on June 6, 2003, of 30,000 shares of Series A Preferred Stock for $27.7 million (net of transaction costs of $2.3 million). Proceeds from the sale of the Series A Preferred Stock totaling $16.3 million were used by the Company to purchase from Charles S.Craig, a former director of the Company, approximately 3.1 million shares of Common Stock and options to purchase Common Stock. During the nine months ended September 30, 2002, cash used in financing activities of $2.6 million resulted from the net effect of dividends paid by the Company versus cash received by the Company for the issuance of Common Stock.

        In March of 2001, the Company instituted a quarterly dividend program of $0.05 per share of outstanding Common Stock, and pursuant to this program the Board of Directors declared a cash dividend of $0.05 per share of Common Stock in September 2003, payable on October 31, 2003 to holders of record on October 15, 2003. While, this dividend declaration is part of an intended regular quarterly dividend program, any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. No dividend may be paid on the Common Stock unless the holders of the Series A Preferred Stock are also paid the dividends required to be paid on the preferred stock. Under the terms of the Series A Preferred Stock, the consent of the Majority Holders of the Series A Preferred Stock will be required for the payment of dividends in excess of 50% of net income for 2003 and 2004, in excess of 40% of net income for 2005, and in excess of 30% of net income thereafter.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company utilizes U.S. government agency and other corporate debt with fixed rates and maturities of less than one year to manage its exposures to interest rates. (See Note 2 to the Condensed Consolidated Financial Statements appearing elsewhere in this Form 10-Q). The Company is also subject to market risk from exposures to changes in interest rates related to insurance premiums paid to CNA under its workers’ compensation programs for the policy years 2000 through 2002 and related to the collateral provided to AIG for the 2003 workers’ compensation program. The insurance premiums paid to CNA and collateral held for AIG are invested in short-term auction market preferred stocks, auction market municipal bonds, a mutual fund, as well as money market funds. The insurance premiums paid to AIG under its 2003 workers’ compensation program earn a fixed rate of return and are not subject to market risk from changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2003, although there can be no assurances that interest rates will not change.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), the Company hereby provides cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein, in other filings made by the Company with the Securities and Exchange Commission, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will result,” “are expected to,” “anticipated,” “plans,” “intends,” “will continue,” “estimated,” and “projection”) are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:

(i)	volatility of costs of workers’ compensation insurance coverage and profit generated from the workers’ compensation component of the Company’s service offering under its loss sensitive workers’ compensation programs;

(ii)	volatility of state unemployment taxes;

(iii)	the uncertainties relating to the collateralization, loss retention requirements, availability and renewal of the Company’s healthcare programs and workers’ compensation insurance programs for worksite employees and the general insurance policies of the Company as such may be affected, positively or negatively, by various factors such as claims development trends, projected losses, claims paid and the Company’s credit risk;

(iv)	uncertainties as to the amount the Company will pay to subsidize the costs of medical benefit plans;

(v)	possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation;

(vi)	litigation and other claims against the Company and its clients including the impact of such claims on the cost, availability and retention amounts of the Company’s general insurance coverage programs;

(vii)	impact of competition from existing and new businesses offering human resources outsourcing services;

(viii)	risks associated with expansion into additional markets where the Company does not have a presence or significant market penetration;

(ix)	risks associated with the Company’s dependence on key vendors and the ability to obtain or renew benefit contracts and general insurance policies at rates and with retention amounts acceptable to the Company;

(x)	an unfavorable determination by the Internal Revenue Service or Department of Labor regarding the status of the Company as an “employer”;

(xi)	the possibility of client attrition due to price increases of client services, including healthcare programs;

(xii)	risks associated with geographic market concentration;

(xiii)	the financial condition of clients;

(xiv)	the effect of economic conditions in the United States generally on the Company’s business;

(xv)	the failure to properly manage growth and successfully integrate acquired companies and operations, including particularly the risk of attrition of clients acquired in acquisitions;

(xvi)	risks associated with providing new product and service offerings to clients;

(xvii)	the ability to secure external financing at rates acceptable to the Company;

(xviii)	risks associated with third party claims related to the acts, errors or omissions of worksite employees; and

(xix)	other factors which are described in further detail in the Company’s Annual Report on Form 10-K and in other filings by the Company with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        Lawrence E. Egle v. Gevity HR, Inc., et al. On April 30, 1999, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. At a hearing held on September 26, 2003, the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida, approved settlement of the class action lawsuit. The terms of the settlement include no admission of liability or wrongdoing on the part of the Company or the individual defendants, and call for payment in the total amount of $1.8 million to the class members who make a claim and do not request exclusion, inclusive of attorneys’ fees and costs. The settlement will be paid out of insurance proceeds, therefore resulting in no financial impact on the Company.

        On August 12, 2003, a former employee filed a lawsuit against the Company, (Donald Lauderback vs. Gevity HR, Inc., d/b/a Gevity Health Plan) in the U.S. District Court for the Northern District of Texas. The plaintiff alleges that he was wrongfully terminated by the Company after approximately two weeks of employment, for raising concerns related to the operation of the Company's health insurance programs. The lawsuit, filed as a purported class action on behalf of participants in Company-sponsored health plans, alleges that the Company's health insurance pricing procedures/policies violate certain Texas state insurance laws, the Health Insurance Portability and Accountability Act of 1996 and the Employee Retirement Income Security Act of 1974. The Company believes the suit to be completely without merit and intends to aggressively defend the action. Accordingly, the Company has filed a Motion to dismiss the lawsuit. As detailed in its Motion to Dismiss, the Company believes its practices to be fully in compliance with applicable laws and regulations. Further, the Company believes that the suit is deficient on a number of procedural grounds. The Court is expected to rule on the Company's Motion to Dismiss in the next several months.

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

ITEM 5. Other Information

        On September 25, 2003, the Company announced the appointment of Sal Uglietta to the position of Senior Vice President of Benefits and Risk Management, a new position at the Company, effective October 6, 2003.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

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

    (b)        Reports on Form 8-K

        On September 29, 2003, a Current Report on Form 8-K was filed with the Securities and Exchange Commission containing the press release and employment offer relating to the appointment of Sal Uglietta to the position of Senior Vice President of Benefits and Risk Management, effective October 6, 2003. The Current Report also reported the declaration of a quarterly dividend on the Common Stock of $.05 per share, payable October 31, 2003 to shareholders of record as of October 15, 2003.

        On October 23, 2003, a Current Report on Form 8-K was filed with the Securities and Exchange Commission announcing the Company’s financial results for the three and nine month periods ended September 30, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.

Dated: November 13, 2003	/s/ PETER C. GRABOWSKI
Chief Financial Officer
(Principal Financial Officer)