Form 10-K
period 2003-12-31
GEVITY HR INC
filed 2004-03-15
CIK 1035185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

         (Mark One)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003.

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

(Securities Registered Pursuant to Section 12(b) of the Act: None

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
Yes ☒   No ☐

         The aggregate market value of the voting stock of Gevity HR, Inc. held by non-affiliates (based upon the June 30, 2003, $11.78 closing sale price for the Common Stock on the Nasdaq National Market) was approximately $168.7 million.

        The number of shares of the Registrant’s common stock, $.01 par value per share outstanding, as of February 27, 2004 was 19,322,440.

DOCUMENTS INCORPORATED BY REFERENCE

        PART III – Portions of the Registrant’s definitive Proxy Statement relating to the annual meeting of shareholders to be held May 20, 2004, are incorporated herein by reference in Part III.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), Gevity HR, Inc. (the “Company”) hereby provides cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein, in other filings made by the Company with the Securities and Exchange Commission, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will result,” “are expected to,” “anticipated,” “plans,” “intends,” “will continue,” “estimated,” and “projection”) are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:

(i)	volatility of costs of workers’ compensation insurance coverage and profit generated from the workers’ compensation component of the Company’s service offering under its loss sensitive workers’ compensation programs;

(ii)	volatility of state unemployment taxes;

(iii)	the uncertainties relating to the collateralization, loss retention requirements, availability and renewal of the Company’s healthcare programs and workers’ compensation insurance programs for client employees and the general insurance policies of the Company as such may be affected, positively or negatively, by various factors such as claims development trends, projected losses, claims paid and the Company’s credit risk;

(iv)	uncertainties as to the amount the Company will pay to subsidize the costs of medical benefit plans;

(v)	possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation;

(vi)	litigation and other claims against the Company and its clients including the impact of such claims on the cost, availability and retention amounts of the Company’s general insurance coverage programs;

(vii)	impact of competition from existing and new businesses offering human resources outsourcing services;

(viii)	risks associated with expansion into additional markets where the Company does not have a presence or significant market penetration;

(ix)	risks associated with the Company’s dependence on key vendors and the ability to obtain or renew benefit contracts and general insurance policies at rates and with retention amounts acceptable to the Company;

(x)	an unfavorable determination by the Internal Revenue Service or Department of Labor regarding the status of the Company as an “employer”;

(xi)	the possibility of client attrition due to increasing prices for client services, including healthcare programs;

(xii)	risks associated with geographic market concentration;

(xiii)	the financial condition of clients;

(xiv)	the effect of economic conditions in the United States generally on the Company’s business;

(xv)	the failure to properly manage growth and successfully integrate acquired companies and operations, including particularly the risk of attrition of clients acquired in acquisitions;

(xvi)	risks associated with providing new service offerings to clients;

(xvii)	the ability to secure external financing at rates acceptable to the Company;

(xviii)	risks associated with third party claims related to the acts, errors or omissions of client employees; and

(xix)	other factors which are described in further detail in the Company’s Annual Report on this Form 10-K and in other filings by the Company with the Securities and Exchange Commission.

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

ITEM 1. BUSINESS

GENERAL

        Gevity is a leading provider of end to end human capital management solutions that create business value and promote employee excellence by putting people first. The Company’s high-impact outsourcing services provide a competitive advantage to clients by helping them to find, develop and retain talent, manage the paperwork, and protect their business. Employee focused solutions are delivered by professionals in the Company's branch offices, supplemented by the industry’s leading Web-based technology. These solutions are provided to small and medium-sized businesses in the United States. The Company’s more than 900 company employees are dedicated to providing businesses with typically between 5 and 100 employees, or larger employers with multiple locations, access to a broad range of outsourced professional human resource services and to effectively become the ‘in-sourced’ human resources department for each such business. The Company has assembled, developed and deployed a very capable team of human resource professionals who have the human resource expertise necessary to deliver to the Company’s clients and their employees a comprehensive, fully integrated human resource solution that is generally available only to larger businesses.

        Delivered through a combination of centralized and local human resource consultants, as well as through leading edge, Oracle-based, web-enabled technology, the Company’s tools and services are designed to positively impact each client’s business in two important ways. First, the Company believes that its client and their employees benefit from the Company’s offering through increased work satisfaction that generally leads to higher productivity. Second, the Company expects that the general profitability of client businesses will be positively impacted since the Company’s services allow their clients’ managers to concentrate on revenue producing activities rather than having to deal with the time consuming and increasingly complex burdens associated with employee administration.

        As of December 31, 2003, the Company served more than 7,500 clients, as measured by individual client Federal Employer Identification Numbers (“FEIN”), with approximately 106,000 active client employees, and maintained offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Massachusetts, Minnesota, New Jersey, New York, North Carolina, Tennessee and Texas.

        The Company’s operations are currently conducted through a number of wholly-owned limited partnerships and wholly-owned limited liability companies. The consolidated operations of the Company exclude intercompany accounts and transactions that have been eliminated in consolidation. Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the current period presentation.

        References in this report to the “Company” or “Gevity” include Gevity HR, Inc. and its consolidated wholly-owned subsidiaries, unless the context indicates otherwise. The Company was incorporated in Florida and consummated its initial public offering in 1997 after acquiring all of the interest in a limited partnership originally organized in 1993 to acquire the assets of the Company’s predecessor PEO business. In May 2002, the Company’s shareholders voted to change the Company’s name from “Staff Leasing, Inc.” to “Gevity HR, Inc.”

HR OUTSOURCING INDUSTRY

Human Resource Departments in Small and Medium Sized Businesses

        The human resource outsourcing industry is rapidly growing in the United States. Gartner Dataquest estimates the worldwide human resource outsourcing industry will grow from $50.6 billion in 2003 to $58.9 billion by 2005. This represents an approximate 7.9% percent annual growth rate. Small and medium-sized employers, those with between 1 to 100 employees, are a large part of this market. According to Dun and Bradstreet, there are over 10 million small and medium-sized businesses in the United States.

        Many small and medium-sized employers do not have sufficient internal resources to focus on time consuming human resource activities. A typical small to medium-sized business may use multiple vendors to provide employee administration services such as payroll and benefits administration. As a result, there is little consistency or integration of these important processes. Finally, few of these employee administration services include important people-management activities such as recruiting and selection, employee training and development, employee retention and workplace regulatory and safety compliance.

The Emergence of Human Resource Outsourcing

        Many small to medium-sized businesses outsource discrete, non-core functions of their operations. The market for multi-process human resource outsourcing for small to medium-sized businesses is relatively new. The Company believes there are approximately 300 territories available in its current markets where it has branch offices. The Company also believes there are approximately 1,000 businesses with between 20 and 100 employees in each territory that would qualify to become clients of the Company. Relatively few of these businesses currently outsource their human resource functions. Comprehensive human resource outsourcing for small to medium-sized businesses requires a well-developed service delivery infrastructure and significant expertise in analyzing, providing and managing human resource processes across many third party vendors, and the use of policies, procedures, operations and technologies that yield superior performance as measured by productivity, cost, quality and client satisfaction metrics.

Gevity Institute

        There is a large body of study describing the positive impact of human resource practices on key financial outcomes such as productivity, revenue growth and profitability. However, most of the data concentrates on large employers. There is little study available regarding this important topic that focuses on small and medium-sized employers.

        As a result, Gevity has established the Gevity Institute to identify and quantify the direct correlation between human resource practices and the performance of small and medium-sized businesses. The goal of the Gevity Institute is to become a unique and recognized authority on how professional human resource management impacts small to medium-sized business success, both financially and strategically.

        The Gevity Institute is currently working in collaboration with Cornell University on a study that examines the financial impact of small-employer human resource practices.

PROFESSIONAL SERVICES PROVIDED BY THE COMPANY

        The Company provides a broad range of tools and services to its clients. These tools and services are primarily offered to the Company’s clients on a “bundled” or all-inclusive basis. In addition to the Company’s core services, clients may elect to offer to their employees health and welfare and retirement programs. The Company provides these tools and services to its clients through the following core activities:

        Find the Right People. The Company assists its clients in finding the right people by providing:

•	recruitment best practices
•	job description development
•	salary information
•	interview guidelines and assistance

        Develop and Manage People. The Company assists its clients in developing and managing their people by providing:

•	on-line employee information management
•	performance management solutions

        Retain the Best Employees. The Company assists its clients in retaining the best employees for their businesses by providing:

•	health benefits (medical, dental and vision)
•	retirement plans - 401(k) and IRAs
•	welfare benefits (voluntary life insurance, AD&D, short-term and long-term disability)
•	flexible spending account
•	employee assistance programs

        Manage the Paperwork. The Company assists its clients in managing employment related paperwork by providing:

•	401(k) plan administration
•	Section 125, FMLA and COBRA administration
•	payroll processing, employment related tax filings and administration

        Protect our Clients' Business. The Company assists its clients in protecting their businesses from employment related claims by providing:

•	workers' compensation insurance
•	HR policies forms and best practices
•	employment related regulatory compliance and guidance

CLIENTS

        As of December 31, 2003, the Company’s client base consisted of over 7,500 client companies, as measured by individual client FEIN’s, with an average of 14.1 employees per client.

        The Company had clients classified in over 500 Standard Industrial Classification (“SIC”) codes. The following table shows the Company’s client distribution by major SIC code industry grouping for the years indicated, ranked as a percentage of gross billings to clients:

PERCENTAGE OF CLIENT BILLINGS BY INDUSTRY	2003	2002	2001
Services(1)	37.7%	34.8%	28.2%
Construction	14.6	17.5	26.1
Manufacturing	12.6	12.9	12.6
Finance/Insurance/Real Estate	11.6	7.8	5.1
Retail Trade	9.1	10.3	9.2
Wholesale Trade	7.1	6.8	4.7
Restaurants	2.9	4.5	6.3
Agriculture	2.4	3.0	4.1
Transportation	2.0	2.1	3.4
Other	-	0.3	0.3

Total	100.0%	100.0%	100.0%

(1)	The “Services” category consists principally of clients in the following industries: health services, business services, personal services (e.g., laundry and dry cleaning, beauty and barber shops), hotel and lodging services, computer services, legal services, building maintenance, social services and miscellaneous repair services.

        As part of its current client selection strategy, the Company offers its services to businesses within specified industry codes. All prospective clients are also evaluated individually on the basis of total predicted profitability. This analysis takes into account workers’ compensation risk and claims history, unemployment claims history, payroll adequacy, and credit status. With respect to potential clients operating in certain industries believed by the Company to present a level of risk exceeding industry norms, more rigorous approval requirements must be met before the Company agrees to provide services to the client. This process may include an on-site inspection and review of workers’ compensation and unemployment claims experience for the last three years. In addition, under the terms of the Company’s workers’ compensation agreement, prospective clients operating in certain industries or with historically high workers’ compensation insurance claims experience must also be approved by the Company’s insurance carrier before the Company enters into a contract to provide services.

        The Company maintains a client review program that includes a detailed profitability and risk analysis of all its clients. Based on the results of these analyses, the Company may modify its pricing or, if necessary, terminate certain clients that the Company believes would otherwise be detrimental or not contribute to its long-term profitability.

        The Company’s client retention rate for 2003 was 80.0% The Company uses the NAPEO standard for measuring client retention, which is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period. The client retention rate is affected by a number of factors including the natural instability of the small to medium-sized business market and the number of clients that were terminated by the Company for reasons that include unacceptable risk and low profitability to the Company.

SERVICE DELIVERY AND INFORMATION TECHNOLOGY

        The Company delivers its services through a combination of dedicated human resource consultants located in the field offices and at the Company’s headquarters, as well as through Gevity Central, a proprietary web-based, self-service payroll and human resource portal. In order to provide proactive client relationship management, each of the Company’s clients has been assigned a single human resource consultant to serve as the client relationship manager. This allows the client to interface with the Company through a single point of contact.

        The Company currently has 125 human resource consultants with an average of 8 years of experience in the human resource industry. Additionally, human resource consultants hold industry recognized certifications from such organizations as the Society of Human Resource Management.

        The Company has invested approximately $44 million and is continuing to invest capital resources in the development and enhancement of its information and technology infrastructure. This investment is intended to better serve the Company’s client base, achieve a high level of client satisfaction and to allow the Company to improve efficiencies in its operations.

        The Company processes payroll for all of its client employees using Oracle’s Human Resource Management System (“HRMS”) and Payroll processing application. The Oracle system enables the Company to effectively manage its existing operations and maintain appropriate controls. The Oracle HRMS and Payroll systems provide the Company with the capability to promptly and accurately deliver HR services and generate comprehensive management reports. The Company’s information systems manage all data relating to client employee enrollment, payroll processing, benefits administration, management information and other requirements of the clients’ operations. The current systems have high-volume processing capabilities that allow the Company to produce and deliver payrolls to its clients, each customized to the needs of such clients.

        The Company continues its development and deployment of Gevity Central. Gevity Central allows clients to input their payroll data directly into the Company’s payroll applications via the Internet. Clients can regularly add or delete employees, view reports, and change payroll information. Gevity Central provides real time, 24x7 access to the Company’s entire suite of human resource tools and services. Gevity Central is fully integrated with the Company’s HRMS and Payroll applications, Customer Relationship Management solution and financial suite, as well as the Company’s comprehensive line of online tools and services. This full integration results in improved client satisfaction, as well as improved efficiencies and operating margins for the Company. Oracle’s portal software provides the foundation, enabling a robust, client configurable portal, while the Company’s custom-developed software provides additional ease of use and service capabilities.

        At the end of 2003, approximately 77% of the client employee base interacted with the Company via Gevity Central. Usage of this technology is expected to increase in 2004 as over 95% of new clients enrolled in 2003 registered to use Gevity Central.

        The combination of the Oracle systems for access and functionality and the Gevity Central online capabilities provides a unique solution capable of growing and adapting to the evolving needs of the Company’s clients.

        The Company’s information technology staff consisted of 64 associates at December 31, 2003. The Company believes the development of its information technology is an integral part of achieving its growth objectives and intends to continue to invest in its technology infrastructure.

SALES AND MARKETING

        The Company markets its services through a direct sales force which, as of December 31, 2003, consisted of approximately 215 sales associates. In order to exercise more control over the client selection process, the Company uses a direct sales force rather than selling through agents. The Company’s sales force is distributed throughout its branch offices. The Company plans to expand its national coverage and add sales offices in selected major metropolitan areas over the next few years. The Company’s sales associates are compensated by a combination of salary and commission that has, for top producers, generated annual earnings in excess of $250,000.

        As the Company’s focus has shifted to selling human resource tools and services rather than discounted insurance offerings, an associated change has been required in the profile of the sales force. As a result, the Company has revised the profile of its targeted sales candidates and has also restructured its hiring practices.

        The new sales candidate profile typically includes attributes such as: strong analytical skills; knowledge of technology; experience working with small business owners; good business acumen; proven high performance and strong prospective sales skills. Generally the candidate will also have prior employment experience in the field of outsourcing, human resource consulting, benefits consulting or human resource information systems.

        As a result of the Company’s aggressive sales associate hiring efforts during 2003, many regions of the country have relatively inexperienced Company sales associates. For example, the average tenure of the sales force in California, the Midwest and the Northeast is less than 12 months. This group makes up more than one-third of the overall sales force.

        In addition, the Company expanded and improved its training and orientation programs. For many years, the Company provided a formal one-week training program for new sales associate hires, together with on-the-job training. In 2003, the Company implemented a comprehensive and expanded training program for all new sales associates and also designed a new training program for all existing sales associates. Both training courses emphasize the advantages available to clients through the Company’s expansive technology-based service delivery model and also include substantial focus on the Company’s sales process.

        The Company also restructured the compensation system of its sales force. Historically, sales associates had no defined sales territory and earned commissions based entirely on their individual production levels. In certain instances, this led to internal competition as sales associates competed against each other for the same potential clients. The new client acquisition model subdivides all markets into individually assigned and identified sales territories and is intended to result in the development of market share by territory. The new compensation structure pays a higher base salary to attract more qualified sales candidates and provides an incentive based on the output of the full market, thus facilitating a collaborative environment between sales associates.

        The Company generates sales leads from various external sources as well as from direct sales efforts and inquiries. Each sales associate visits his or her clients periodically in order to maintain an ongoing relationship and to seek new business referrals. The Company also generates sales leads from independent referral relationship partners and an information database of small businesses. The Company uses a referral incentive program with its relationship partners to encourage increased referral activity. Further, the Company generates sales leads through contacts produced by its telesales group, which makes calls to prospective clients identified from industry data, purchased lists and other sources.

COMPETITION

        The human resource outsourcing industry is highly fragmented. The Company seeks to compete through its ability to provide a full-service human resource solution to its clients through its advanced information technology solutions. The Company believes its primary competitors to be single point solution providers who offer segments of the entire service offering that the Company provides to its clients in an all-inclusive offering. These third parties include certain information technology outsourcers and broad-based outsourcing and consultancy firms that are now providing or may seek to provide human resource business process outsourcing services, companies that provide a discrete group of transactional services, such as payroll or benefits administration and aspire to provide additional services and other consulting companies that perform individual projects, such as development of human resource strategy and human resource information systems. Historically, most of these vendors have focused upon discrete processes, but many of them are now promoting integrated process management offerings that may be viewed as competitive with the Company’s offerings. The Company expects competition to increase, and competitors to develop broad service capabilities that match the Company’s.

        The Company believes that it is one of the largest co-employers of client employees in the United States in terms of active client employees and revenues. Many of the businesses that operate under the co-employment business model, especially the larger ones such as Administaff and ADP Total Source, are capitalizing on the co-employment model and transforming their businesses into full-service human resource outsourcing companies while still offering workers’ compensation and group health benefit insurance programs.

VENDOR RELATIONSHIPS

        The Company provides its services to its client employees under arrangements with a number of partners. The maintenance of insurance plans, including workers’ compensation plans and health benefit plans that cover client employees, is a significant part of the Company’s business. If the Company were required to obtain replacement contracts, such replacement could cause a significant disruption to the Company’s business and possible dissatisfaction with the Company’s service offering, leading to a decrease in client retention and an adverse effect on the Company’s future results of operations or financial condition.

EMPLOYEE BENEFIT PLANS

Blue Cross Blue Shield of Florida

        Blue Cross Blue Shield of Florida (“BCBS”) is the Company’s primary partner in Florida, delivering medical care benefits to approximately 22,000 Florida client employees. The Company’s policy with BCBS is a minimum premium policy expiring September 30, 2005. Pursuant to this policy, the Company is obligated to reimburse BCBS for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and aggregate loss coverage is provided to the Company at the level of 115% of projected claims. The Company’s obligation to BCBS, related to incurred but not reported claims, is secured by a letter of credit. As of December 31, 2003, the amount of the letter of credit for BCBS securing such obligations was $6.0 million. The amount of the letter of credit is intended to approximate one month’s claims payments. The policy allows for an adjustment to the letter of credit amount based on premium volume and for increases to the claims payment factor to a maximum of two months of expected claims payments.

Aetna

        Aetna is the Company’s primary medical care benefits provider for approximately 16,000 client employees throughout the remainder of the country including client employees acquired in the November 17, 2003 acquisition of the client service agreements of TeamStaff, Inc. (see “Recent Events – TeamStaff Acquisition”).The Company’s 2004 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement whereby the PPO plan is subject to a 7.5% additional premium if actual claims are greater than projected at the inception of the policy year. Client employees acquired in the TeamStaff acquisition continue to be provided medical care benefits under existing Aetna medical benefit plan policies that are subject to guaranteed cost contracts that cap the Company’s annual liability.

Other Medical Benefit Plans

        The Company provides coverage under various regional medical benefit plans to approximately 1,000 client employees in various areas of the country. Included in the list of medical benefit plan providers are Kaiser Foundation Health Plan, Inc. in California, Health Partners (Minnesota) in Minnesota, Harvard Pilgrim Healthcare in Massachusetts and Capital Health Plans in the Tallahassee, Florida region.

Other Health Benefit Plans

        The Company’s dental plans, which include both a PPO and HMO offering, are primarily provided by Aetna for all client employees who elect coverage. In addition, Delta Dental provides dental coverage for certain client employees acquired in the TeamStaff acquisition. All dental plans are subject to guaranteed cost contracts that cap the Company’s annual liability.

        In addition to dental coverage, the Company offers various other guaranteed cost insurance programs to client employees such as vision care, life, accidental death and dismemberment, short-term disability and long-term disability. The Company also offers a flexible spending account for healthcare and dependent care costs.

401(k) PLANS

        The Company offers a 401(k) retirement plan, designed to be a “multiple employer” plan under the Internal Revenue Code of 1986, as amended (the “Code”) Section 413(c). This plan design enables owners of clients and highly-compensated client employees, as well as highly-compensated internal employees of the Company, to participate. These persons were previously excluded from the single employer 401(k) retirement plan offered by the Company prior to April 1, 1997, in order to avoid issues of discrimination in favor of highly compensated employees. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act (“ERISA”).

        In connection with the TeamStaff acquisition, the Company assumed certain of the TeamStaff employee benefit plans, including a multiple employer 401(k) plan.

WORKERS’ COMPENSATION PLANS

        The Company has had a loss sensitive workers’ compensation insurance program since January 1, 2000. The program was insured by CNA Financial Corporation (“CNA”) through December 31, 2002 and is currently insured by member insurance companies of American International Group, Inc. (“AIG”) effective January 1, 2003. The insured loss sensitive programs provide insurance coverage for claims incurred in each plan year but which will be paid out over future periods. In states where private insurance is not permitted, client employees are covered by state insurance funds.

        The insured loss sensitive programs provide a sharing of risk between the Company and the respective carriers. As part of these programs, the Company has individual stop loss coverage at $1.0 million per occurrence. In addition, the Company has aggregate stop loss coverage for individual claims that in total exceed the aggregate stop loss amount of 175% of expected losses as determined by AIG for the 2003 policy year and 130% of expected losses as determined by CNA for the policy years from January 1, 2000 through December 31, 2002. The actual premium payable is determined based on the industries serviced by the Company, estimated wages and the losses incurred under the program

        The 2003 AIG workers’ compensation insurance program provides for a sharing of risk between the Company and AIG whereby AIG assumes risk in at least three areas within the program: (i) individual claim stop loss insurance risk; (ii) aggregate claim stop loss insurance risk; and (iii) premium payment credit risk.

        The Company, through its wholly-owned Bermuda-based insurance company, assumes risk related to claims not subject to the individual claim stop loss insurance amount and claims not subject to the aggregate claim stop loss insurance amount.

        With respect to the individual claim stop loss insurance risk, the Company is responsible for paying, through AIG, claim amounts related to the first $1 million per occurrence. Claim amounts in excess of $1.0 million per occurrence are insured through the AIG program. The Company, through its Bermuda-based insurance company, remits premiums to AIG to cover AIG’s estimate of claims related to the first $1.0 million per occurrence. Under the 2003 workers’ compensation insurance program, of the $85.0 million of such premiums paid, the Company is guaranteed by AIG to receive a 2.42% per annum fixed return on $73.5 million and 1.85% on the remaining amount so long as the premiums remain with AIG for at least 7 years. If excess premium payments are withdrawn prior to the 7-year period, the interest rate is adjusted downward based upon a sliding scale.

        With respect to the aggregate claim stop loss insurance risk, claims amount in excess of 175% of the insurance company’s estimate of expected losses for the policy year are insured through the AIG program. The amount of the expected losses is established at the beginning of the policy year based on an expected volume of payroll. If the payroll volume varies during the year, the amount of the aggregate claim stop loss insurance risk changes proportionately. The Company generally does not pay additional premiums during the policy year unless payroll volume or actual losses exceed certain estimated amounts established at the beginning of the policy year. This results in premium payment credit risk to AIG. Additionally, AIG does not require collateral equal to the limits of the aggregate claim stop loss amount. The absence of this additional collateral requirement results in credit risk to AIG.

        Finally, with respect to the premium payment credit risk, this program is a fully insured policy written by AIG. If the Company were to fail to make premium payments to AIG as scheduled, then AIG would be responsible for the payment of all losses under the terms of the policy. AIG required the Company to provide $17.0 million of collateral related to premium payment credit risk. The required collateral is provided in the form of cash and short-term investments placed into a trust account. The Company has reached an agreement with AIG whereby the $17.0 million of collateral related to premium payment credit risk for the 2003 plan year will serve as collateral for the 2004 plan year.

        With respect to the CNA programs, the Company retained liability for claims paid during the first year of each program. For the 2000 and 2001 programs, the Company guarantees that the premiums paid during the 2000 and 2001 plan years will earn an annual rate of return equal to seven percent. For the 2002 program the guaranteed rate of return on paid premiums is four and one-quarter percent. The Company is required to pay additional premiums to CNA if the actual return earned by the paid premiums is less than the guaranteed rate of return applicable to each CNA program. The Company has made guaranteed payments in prior years and may do so in the future. Additional premium calls may be made by CNA in later years if the premiums paid by the Company in the first year of each program are not sufficient to fund all claims to be paid under such program, subject to the aggregate stop loss coverage amount and the per occurrence stop loss coverage amount.

        The Company is required to provide collateral to each of the insurance carriers based on the carrier’s total projected claims covered under each program. The payment of first year claims by the Company and premium payments to fund claims to be paid by the carriers reduce the total collateral required to be provided by the Company. The required collateral can be provided in the form of deposits paid to the carriers, cash and short-term investments placed into a trust account, letters of credit, and surety bond collateral provided by independent surety bond providers.

        The following table summarizes the adjusted specific financial provisions related to the workers’ compensation program for the open program years and includes investment guarantee payments paid to CNA which will ultimately be used to fund claims if needed:

	2003 Program Year	2002 Program Year	2001 Program Year	2000 Program Year
	(in thousands)
Retained losses
and insurance
premiums paid	$85,000	$55,600	$73,079	$78,874
Collateral
requirements	$17,000	$20,696	$23,998	$34,000

        The 2003 program year is subject to final audit in 2004, and may be subject to further collateral adjustments at that time.

        Prior to January 1, 2000, the Company’s workers’ compensation coverage was provided on a guaranteed cost basis. The Company has no liability for periods prior to January 1, 2000.

INTERNAL COMPANY EMPLOYEES

        As of December 31, 2003, the Company had 954 internal employees of whom 477 were located at the Company’s headquarters in Bradenton, Florida. The remaining employees were located in the Company’s branch offices. None of the Company’s internal employees is covered by a collective bargaining agreement.

INDUSTRY REGULATION

        In order to utilize the Company’s professional services, all clients are required to enter into the Company’s Professional Services Agreement (“PSA”). The PSA generally provides for an initial one-year term, subject to termination by the Company or the client at any time upon 30 days prior written notice. Following the initial term, the contract may be renewed, terminated or continued on a month-to-month basis. In this context, the client and the Company are each viewed as and become a “co-employer” of the client’s employees. In this regard, the Company operates as a licensed Professional Employer Organization (“PEO”).

        The Company retains the ability to immediately terminate the client and co-employment relationship upon non-payment by a client. The Company manages its credit risk through the periodic nature of payroll, client credit checks, owner guarantees, the Company’s client selection process and its right to terminate the PSA and the co-employment relationship with the client employees.

        Under the PSA, employment-related liabilities are contractually allocated between the Company and the client. For instance, the Company assumes responsibility for, and manages the risks associated with, each client’s employee payroll obligations, including the liability for payment of salaries and wages (including payroll taxes) to each client employee and, at the client’s option, responsibility for providing group health, welfare, and retirement benefits to such individuals. These obligations of the Company are fixed, whether or not the client makes timely payment of the associated service fee. In this regard, it is important to understand that, unlike payroll processing service providers, the Company issues to each of the client employees Company payroll checks drawn on the Company’s bank accounts. The Company also reports and remits all required employment information and taxes to the Internal Revenue Service (“IRS”) and issues a Federal Form W-2 to each client employee under the appropriate Company FEIN. The Company assumes the responsibility for compliance with those employment-related governmental regulations that can be effectively managed away from the client’s worksite. The Company provides workers’ compensation insurance coverage to each client employee under the Company’s master insurance policy. The client, on the other hand, contractually retains the general day-to-day responsibility to direct, control, hire, terminate and manage each of the client’s employees. The client employee services are performed for the exclusive benefit of the client’s business. The client also remains responsible for compliance with those employment-related governmental regulations that are more closely related to the day-to-day management of client employees.

        In some cases, employment-related liabilities are shared between the Company and the client. The following table summarizes the general division of responsibilities for employment related regulatory compliance under the PSA:

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

•  Appicable workers' compensation laws
   that cover: (i) procuring workers' compensation
   insurance; (ii) completing and filing all
   required reports; and (iii) claims processing

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

•   Fair Labor Standars Act and the Family
and Medical Leave Act of 1993*	• Worksite and employee safety under the
   Occupational Safety and Health Act
   ("OSHA") and related or similar Federal,
   state or local regulations

•  Government contracting requirements as
   regulated by, including, but not limited
   to: (i) Executive Order 11246;
   (ii) Vocational Rehabilitation Act of
   1973; (iii) Vietnam Era Veteran's
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

        The Company charges its clients a professional service fee that is designed to yield a profit and to cover the cost of certain employment-related taxes, workers’ compensation insurance coverage and human resource services provided to the client. The component of the professional service fee related to human resource management varies according to the size of the client, the amount and frequency of the payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. In addition, the client may choose to offer certain health, welfare and retirement benefits to its client employees. The Company invoices each client for the service fee and costs of selected benefit plans and the wages and other employment-related taxes of each client employee. The gross billings are invoiced at the time that each periodic payroll is delivered to the client.

        Numerous federal and state laws and regulations relating to employment matters, benefit plans and employment taxes affect the operations of the Company or specifically address issues associated with co-employment. Many of these federal and state laws were enacted before the development of non-traditional employment relationships, such as PEOs, temporary employment and other employment-related outsourcing arrangements and, therefore, do not specifically address the obligations and responsibilities of a PEO.

        Furthermore, because some of these regulations are relatively new, their interpretation and application of these regulations by administrative agencies and Federal and state courts are limited or non-existent. The development of additional regulations and interpretation can be expected to evolve over time. In addition, from time to time, states have considered, and may in the future consider, imposing certain taxes on gross revenues or service fees of the Company and its competitors.

        Twenty-two states, including five states where the Company has offices (Florida, New York, Texas, Colorado, Tennessee and Minnesota), have passed laws that have licensing, registration or other regulatory requirements for PEOs, and several other states are currently considering similar regulation. Such laws vary from state to state, but generally codify the requirements that a PEO must reserve the right to hire, terminate and discipline client employees and secure workers’ compensation insurance coverage. In certain instances, the Company delegates or assigns such rights to the client. The laws also generally provide for monitoring the fiscal responsibility of PEOs and, in many cases, the licensure of the controlling officers of the PEO.

        The Company believes that its operations are currently in compliance in all material respects with applicable Federal and state statutes and regulations.

EMPLOYER STATUS

401(k) Plans

         In order to qualify for favorable tax treatment under the Code, 401(k) plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an “employer” of certain workers for federal employment tax purposes if an employment relationship exists between the entity and the workers under the common law test of employment. In addition, the officers of a corporation are deemed to be employees of that corporation for federal employment tax purposes. The common law test of employment, as applied by the IRS, involves an examination of many factors to ascertain whether an employment relationship exists between a worker and a purported employer. Such a test is generally applied to determine whether an individual is an independent contractor or an employee for federal employment tax purposes and not to determine whether each of two or more companies is a “co-employer.” Substantial weight is typically given to the question of whether the purported employer directs and controls the details of an individual’s work. The courts have provided that the common law employer test applied to determine the existence of an employer-employee relationship for federal employment tax purposes can be different than the common law test applied to determine employer status for other federal tax purposes. In addition, control and supervision have been held to be less important factors when determining employer status for ERISA purposes.

        On May 13, 2002, the IRS released guidance applicable solely to the tax-qualified status of defined contribution retirement plans maintained by PEOs. In that guidance, the IRS declared that it would not assert a violation of the exclusive benefit rule under Section 401(a) of the Code if a PEO that maintains a single employer 401(k) retirement plan for client employees takes certain remedial action by the last day of the first plan year beginning on or after January 1, 2003.

        The Company previously maintained a frozen single employer 401(k) retirement plan benefiting certain client employees and took remedial action to qualify for the relief provided under the IRS guidance within the applicable deadline. As part of the remedial action, all of the plan’s assets (approximately $0.9 million) were transferred out of the plan, as directed by participants, and the plan was terminated.

        The status of the active multiple employer 401(k) retirement plans maintained by the Company are unaffected by the IRS guidance.

ERISA Requirements

        Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines an “employer” as “any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan.” ERISA defines the term “employee” as “any individual employed by an employer.” The courts have held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. However, in applying that test, control and supervision are less important for ERISA purposes when determining whether an employer has assumed responsibility for an individual’s benefits status. A definitive judicial interpretation of “employer” in the context of a PEO or employee leasing arrangement has not been established.

        If the Company were found not to be an employer for ERISA purposes, its former 401(k) retirement plan would not comply with ERISA and could be subject to retroactive disqualification by the IRS. Further, the Company would be subject to liabilities, including penalties, with respect to its cafeteria benefits plan for failure to withhold and pay taxes applicable to salary deferral contributions by its client employees. In addition, as a result of such a finding, the Company and its plans would not enjoy, with respect to client employees, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulation, as well as to claims based upon state common laws.

Federal Employment Taxes

        As an employer, the Company assumes responsibility and liability for the payment of Federal and state employment taxes with respect to wages and salaries paid to client employees. There are essentially three types of Federal employment tax obligations: (i) withholding of income tax governed by Code Section 3401, et seq.; (ii) obligations under the Federal Income Contributions Act (“FICA”), governed by Code Section 3101, et seq.; and (iii) obligations under the Federal Unemployment Tax Act (“FUTA”), governed by Code Section 3101, et seq. Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

        Among other employment tax issues related to whether PEOs are employers of client employees are issues under the Code provisions applicable to Federal employment taxes. The issue arises as to whether the Company is responsible for payment of employment taxes on wages and salaries paid to such client employees. Code Section 3401(d)(1), which applies to Federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an “employer” for purposes of Federal income tax withholding. The courts have extended this common law employer exception to apply for both FICA and FUTA tax purposes. Code Section 3401(d)(1) states that if the person for whom services are rendered does not have control of the payment of wages, the “employer” for this purpose is the person having control of the payment of wages. The Treasury Regulations issued under Code Section 3401(d)(1) state that a third party can be deemed to be the employer of workers under this Section for income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages. Although several courts have examined Code Section 3401(d)(1) with regard to PEOs, its ultimate scope has not been delineated. Moreover, the IRS has, to date, relied extensively on the common law test of employment in determining liability for failure to comply with Federal income tax withholding requirements.

        Accordingly, while the Company believes that it can assume the withholding obligations for client employees, if the Company fails to meet these obligations, the client may be held jointly and severally liable. While this interpretive issue has not, to the Company’s knowledge, discouraged clients from utilizing the Company’s services, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future.

RECENT EVENTS

TeamStaff Acquisition

        On November 17, 2003, the Company acquired the human resource outsourcing client portfolio of TeamStaff, Inc., a New Jersey corporation (“TeamStaff”) together with certain other assets. The transaction was accomplished through an assignment by TeamStaff (and its subsidiaries) to the Company of all of its client service agreements, which covered over 1,500 clients and over 16,000 client employees. The other assets acquired consisted primarily of a proprietary benefits reconciliation software program and leases of certain office space occupied by TeamStaff. In addition, approximately 70 internal employees of TeamStaff became employees of the Company.

        The purchase price for the acquired assets was $9.7 million (including direct acquisition costs of approximately $0.2 million), which the Company paid in cash from its internal funds. Of this amount, $2.5 million is being held in an escrow account and will be disbursed based upon the retention of clients acquired by the Company from TeamStaff and new clients obtained by former sales personnel of TeamStaff. Retention will be measured by the comparison of annualized professional service fees for the transferred clients as of November 17, 2003, to the annualized professional service fees for the total of all former TeamStaff clients and new clients obtained by former TeamStaff sales personnel that process a payroll after February 14, 2004. To the extent that the annualized professional fee for those client payrolls after February 14, 2004, is less than the November 17, 2003 annualized professional fee, the amount of such difference will be paid from the escrow account (up to a maximum of $2.5 million) to the Company. The remaining escrow balance, if any, will be paid to TeamStaff. The Company estimates that client retention during the measurement period will be in excess of 90%. See the further discussion at Note 8 to the Consolidated Financial Statements.

Frontenac Transaction

        On June 6, 2003, the Company sold its Series A Convertible, Redeemable Preferred Stock (the “Series A Preferred Stock”), to Frontenac VIII Limited Partnership and Frontenac Masters VIII Limited Partnership, each a limited partnership and an affiliate of Frontenac Company LLC (collectively, “Frontenac”), SunTrust Equity Funding, LLC d/b/a SunTrust Equity Partners, BVCF IV, L.P., an affiliate of Adams Street Partners, LLC and C&B Capital, L.P., (collectively, the “Purchasers”). The sale was pursuant to the Preferred Stock Purchase Agreement dated as of April 24, 2003, as amended on June 3, 2003 (as amended, the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company agreed to issue and sell to the Purchasers an aggregate of 30,000 shares of the Series A Preferred Stock, par value of $0.01, for a purchase price of $1,000 per share (the “Liquidation Value”). The Purchase Agreement was entered into pursuant to a letter agreement dated March 5, 2003. Proceeds from the sale totaled $27.7 million, net of issuance costs of $2.3 million.

        Proceeds from the transaction totaling $16.3 million were used to purchase from Charles S. Craig, a former director of the Company, 2,997,734 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”), at a net price of $5.38 per share and to purchase from him options to purchase 60,000 shares of Common Stock for an aggregate price of $0.1 million (the aggregate difference between the exercise prices per share of the purchased options and $5.38). The remaining proceeds were partially used to fund the TeamStaff acquisition ($9.7 million) with the remaining balance added to the Company’s working capital.

        See further the discussion at Note 13 to the Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information with respect to each person who is an executive officer of the Company as indicated below.

Name	Age	Position
Erik Vonk	51	Chairman of the Board and Chief Executive Officer
Peter C. Grabowski	41	Senior Vice President and Chief Financial Officer
Lisa J. Harris	43	Senior Vice President, Client Services and Chief Information Officer
Robert Minkhorst	57	Senior Vice President, Marketing and Sales
Gregory M. Nichols	50	Senior Vice President, General Counsel
Sal Uglietta	51	Senior Vice President, Benefits and Risk Management

        Erik Vonk has served as Chairman of the Board of Directors and Chief Executive Officer since April 2002. He was retired from February 2001 to April 2002. From 1992 through 2001, Mr. Vonk was President and Chief Executive Officer of Randstad North America, a subsidiary of Randstad Holding NV, a worldwide staffing services provider, where he was responsible for organizing the North American operations.

        Peter C. Grabowski has served as Senior Vice President and Chief Financial Officer since June 2003. He has been employed by Company since 1997 and recently served as Vice President of Finance and Taxation and Vice President – Taxes from August 1997 through May 2003.

        Lisa J. Harris has served as Senior Vice President, Client Services and Chief Information Officer since January 1999. Before joining the Company, she was Vice President, Information Services of Precision Response Corporation from March 1996 to December 1998.

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

        Gregory M. Nichols has served as Senior Vice President, Human Resources and General Counsel from January 2001 through October 2002, at which time Mr. Nichols focused his role with the Company as Senior Vice President and General Counsel and continues to serve in such position. Before joining Gevity, Mr. Nichols served as Vice President of Human Resources and General Counsel of Starboard Cruise Services, Inc. from 1999 to 2000, and as Corporate Counsel for G. Neil Companies from 1994 to 1998. Mr. Nichols is a member of the Florida Bar.

        Sal Uglietta has served as Senior Vice President, Benefits and Risk Management since October 2003. Before joining Gevity, Mr. Uglietta was a management consultant in the health care industry and an Adjunct Professor in the School of Business at Florida Gulf Coast University. He previously spent seven years with Aetna, Inc. serving as Head of Corporate Marketing and Product Management and as President of InteliHealth, a web-based consumer and professional health information company.

AVAILABLE INFORMATION

        You may read and copy any document the Company files with the Securities and Exchange Commission (“SEC”) at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 to obtain information regarding the public reference room. The SEC also maintains an internet site at www.sec.gov that contains periodic and current reports, proxy statements and other information filed electronically by public issuers (including the Company) with the SEC.

        The Company also makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge through the Investor Relations page on its website, www.gevityhr.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.

        The Company has adopted a Code of Business Conduct and Ethics, which applies to all employees of the Company, including the Chief Executive Officer, Chief Financial Officer and other senior financial officers of the Company, and which is available through the Investor Relations page of the Company’s website, www.gevityhr.com. The Company intends to disclose any amendments of, or waivers to, the Code of Business Conduct and Ethics on the Investor Relations page of its website, www.gevityhr.com. In addition, the Company makes available, through its website, statements of beneficial ownership of the Company’s equity securities filed by its directors, officers and 10% beneficial holders under Section 16 of the Exchange Act. The Company also posts on its website the charters for its Audit Committee, Compensation Committee, Nominating/Corporate Governance Committee, Executive Committee and Investment Committee.

        A copy these documents may be obtained from the Company, excluding exhibits, at no cost, by writing to the Company at 600 301 Blvd. West, Suite 202, Bradenton, FL 34205, Attention: Investor Relations, or by telephoning the Company at 1-800-2GEVITY or by sending the Company an email via its Investor Relations page of its website, www.gevityhr.com.

        The information on the Company’s website is not incorporated by reference into this report.

ITEM 2. PROPERTIES

        The Company’s operations are conducted from its 107,511 square foot corporate headquarters located in Bradenton, Florida. The Company leases this facility under a lease which expires in November 2005, but which can be renewed, at the option of the Company, for two additional five-year periods.

        As of December 31, 2003, the Company leased space for its 44 offices located in Alabama, Arizona, California, Colorado, Florida, Georgia, Massachusetts, Minnesota, New Jersey, New York, North Carolina, Tennessee and Texas. The Company believes that its branch office leases, which generally have terms of one to five years, can either be renewed on acceptable terms or that other, comparable space can be located upon the expiration of any branch office lease without significant additional cost to the Company. The Company considers its facilities to be adequate for its current and prospective operations.

ITEM 3. LEGAL PROCEEDINGS

        Lawrence E. Egle v. Gevity HR, Inc., et al. On April 30, 1999, a shareholder of the Company, brought a class action in the Twelfth Judicial Division, Manatee County, Florida against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. At a hearing held on September 26, 2003, the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida, approved settlement of the class action lawsuit. The terms of the settlement include no admission of liability or wrongdoing on the part of the Company or the individual defendants, and call for payment in the total amount of $1.8 million to the class members who make a claim and do not request exclusion, inclusive of attorneys’ fees and costs. The settlement will be paid out of insurance proceeds with no financial impact on the Company.

        On August 12, 2003, a former employee filed a lawsuit against the Company, (Donald Lauderback vs. Gevity HR, Inc., d/b/a Gevity Health Plan) in the U.S. District Court for the Northern District of Texas. The plaintiff sought monetary damages based on his claim that the Company wrongfully terminated him after approximately two weeks of employment, for raising concerns related to the operation of the Company’s health insurance programs. He also sought monetary damages for a purported class of individuals based on the manner in which the Company operated its health insurance programs. On February 27, 2004, the Court granted the Company’s Motion to Dismiss All Claims and on March 1, 2004, entered Final Judgment in which all of Plaintiff’s claims were dismissed with prejudice.

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

        From time to time, the Company is made a party to claims based upon the acts or omissions of its clients' employees and vigorously defends against such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The Company’s common stock is traded on NASDAQ under the ticker symbol “GVHR.” The following table sets forth the high and low clearing prices for the common stock as reported on NASDAQ and dividends per share of common stock paid during the last two fiscal years:

Fiscal Year Ended December 31, 2003	High	Low	Dividends
First Quarter	$7.10	$3.83	$0.05
Second Quarter	$12.99	$6.67	$0.05
Third Quarter	$19.95	$11.40	$0.05
Fourth Quarter	$24.34	$14.00	$0.05

Fiscal Year Ended December 31, 2002	High	Low	Dividends
First Quarter	$3.40	$1.66	$0.05
Second Quarter	$4.70	$2.85	$0.05
Third Quarter	$4.03	$2.56	$0.05
Fourth Quarter	$4.24	$2.89	$0.05

Dividends

        The Company did not pay any cash dividends prior to March 14, 2001. The Board of Directors declared a cash dividend on December 1, 2003, of $0.05 per share of common stock, payable on January 31, 2004, to holders of record on January 15, 2004. On March 11, 2004, the Board of Directors declared a quarterly cash dividend of $0.06 per share of common, payable on April 30, 2004, to holders of record on April 15, 2004. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

        Under the terms of the Series A Preferred Stock, the consent of the Majority Holders, as defined in the Purchase Agreement, (currently Frontenac), will be required for the payment of dividends to the common stockholders in excess of 50% of net income for 2004, in excess of 40% of net income for 2005, and in excess of 30% of net income thereafter, so long as Frontenac holds (or is entitled to vote) a majority of the Preferred stock.

Holders

        As of February 27, 2004, there were 288 shareholders of record of the Company’s common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Securities Authorized For Issuance Under Equity Compensation Plans

        The following table presents the information required to be disclosed under this caption.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	4,495,928	$7.83	554,402
Equity compensation plans not
approved by security holders	--	-	--

Total	4,495,928	$7.83	554,402

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The following selected financial data are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related notes and other financial information included as Part II, Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	FOR THE YEARS ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues (1)	$425,827	$374,654	$332,828	$322,334	$286,677
Gross profit	$115,718	$90,524	$70,985	$95,565	$127,623
Operating income (loss)	$21,585	$4,976	$(29,288)	$(3,784)	$32,975
Net income (loss)	$15,391	$4,737	$(15,603)	$604	$21,650
Net income (loss) attributable to common shareholders	$14,444	$4,737	$(15,603)	$604	$21,650
Net income (loss) per share :
- Basic	$0.73	$0.23	$(0.76)	$0.03	$0.99
- Diluted	$0.62	$0.22	$(0.76)	$0.03	$0.97
Weighted average common shares:
- Basic	19,686	20,722	20,606	21,361	21,779
- Diluted	24,649	21,074	20,606	21,373	22,210
STATISTICAL AND OPERATING DATA:
Client employees at period end	106,452	99,408	111,910	124,014	133,197
Clients at period end (2)	8,041	7,258	8,040	9,142	10,740
Average number of client employees per client at period end (2)	13.24	13.70	13.92	13.57	12.40
Capital expenditures	$3,127	$607	$7,492	$4,184	$10,911
BALANCE SHEET DATA:
Total assets	$321,564	$265,535	$219,903	$212,338	$163,570
Long-term accrued workers' compensation and health reserves	$59,280	$61,672	$48,049	$20,530	$1,000
Total shareholders' equity	$92,380	$58,605	$57,511	$77,460	$80,756

(1)     Prior to December 31, 2002, the Company reported revenue on a gross basis rather than a net revenue basis. For a more detailed discussion of this accounting change, please refer to Item 7 “Revenue Recognition”.

(2)     Clients at period end as measured by separate client payroll cycles.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements. The Company’s actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements”. The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this filing. Historical results are not necessarily indicative of trends in operating results for any future period.

OVERVIEW AND INTRODUCTION

        The Company is a leading United States provider of end to end human capital management solutions. The Company offers its clients, which are typically small to medium-sized businesses with between 5 and 100 employees, a broad range of tools and services that provide a complete solution for the clients’ human resource outsourcing needs. The Company’s tools and services include assisting clients with finding the right employees, developing and managing the clients employees, retaining top-quality employees, managing the clients paperwork, including benefits administration, payroll administration, governmental compliance, risk management, unemployment administration, and health, welfare and retirement benefits and protecting the clients business.

        The Company delivers its tools and services to its clients through an integrated and proactive client relationship management system. Each client is assigned a dedicated human resource consultant who is located at either a local Company branch office nearby the clients’ location or at the Company’s centralized field support service center located in Bradenton, Florida. In addition, the client has 24 x 7 access to its human resource information via the Company’s internal portal, Gevity Central, as well as access to specialized human resource consultants in areas including 401(k) administration, unemployment service administration, etc.

        The Company believes that the human resource outsourcing market focusing on small and medium-sized businesses, as measured by the number of employees per client, is by far its most attractive market in terms of customer concentration, need for customized solutions, price sensitivity, capital investment, new client acquisition cost, sales cycle and market growth.

        The Company believes that the human resource outsourcing competitive landscape is highly fragmented and populated by various point solution providers who offer segments of the entire service offering that the Company provides to its clients.

        The Company focuses on the professional service fees that it earns from its clients as the primary source of its net income and cash flow. By delivering its human resource outsourcing solutions to its clients through a co-employment relationship, the Company is also responsible for providing workers’ compensation and unemployment insurance benefits to its client’s employees as well as health and welfare benefits. In so doing, the Company has an opportunity to generate net income and cash but does not believe that this can be a significant portion of its overall business profitability.

        In addition to the significant human resource outsourcing opportunity that exists in the underserved small to medium-sized business market, the Company believes that there also exists a significant pricing opportunity in delivering its human resource outsourcing services from the current level of professional service fees being charged by the Company.

        The Company believes that the primary challenge and risk it faces in delivering its human resource outsourcing solutions is its ability to convert small to medium-sized business to accept the concept of human resource outsourcing. The Company believes that most small to medium-sized businesses outsource certain aspects of the Company’s total solution, including payroll administration, health and welfare administration and providing workers’ compensation insurance, but that only a small number of businesses outsource the entire offering that the Company provides.

        The Company has transitioned its business from one that provided discounted insurance products to its clients to one that delivers human resource outsourcing solutions for its clients. During such transition, the total number of client employees serviced by the Company declined from over 130,000 client employees to under 90,000 client employees. During the transition, the Company increased its profitability by focusing on increased profitability per client employee.

        The Company continues to focus on increasing the profitability of each client employee as well as on increasing the overall number of client employees serviced. The Company believes that it can increase the overall number of client employees serviced through the hiring of additional sales personnel that will result in a larger amount of new client employees acquired, through improved human resource outsourcing service offerings that will lead to higher current client employee retention levels and through acquisitions of other human resource outsourcing client portfolios.

        The following table provides information that the Company utilizes when assessing the financial performance of its business, which includes the effect of the TeamStaff acquisition in November 2003:

	For the Years Ended
	December 31, 2003	December 31, 2002	% Change
Statistical Data:
Average number of client employees paid by month	87,819	96,741	(9.2%)
Average wage per average client employees paid by month	$33,569	$29,924	12.2%
Professional service fees per average number of client employees paid by month	$1,109	$926	19.8%
Gross profit per average number of client employees paid by month	$1,318	$936	40.8%
Operating income per average number of client employees paid by month	$246	$51	382.4%

        The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month in the year divided by 12 months. All other statistical information above is based upon actual year-to-date amounts divided by the average number of client employees paid by month.

        The Company believes that the primary risks in being able to increase the overall number of client employees serviced are: the amount of time required for the additional sales personnel to begin to acquire new client employees that may be longer than anticipated; the current client employee retention levels may decrease if clients decide to source their human resource outsourcing needs from alternative service providers; other human resource outsourcing client employee portfolios may not be available for acquisition due to price or quality of the portfolios; and that the Company cannot continue to provide insurance-related products of a quality to acquire new client employees and to retain current client employees.

Revenues

        The gross billings that the Company charges its clients under its Professional Services Agreement include each client employee’s gross wages, a professional service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s professional service fee, which is primarily computed on a per employee basis, is intended to yield a profit to the Company and to cover the costs of the human resource outsourcing services provided by the Company to the client, certain employment-related taxes and workers’ compensation insurance coverage. The component of the professional service fee related to human resource outsourcing varies according to the size and the location of the client. The component of the professional service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll provided to the client. The Company accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the client employee performs work. The Company accrues revenues and unbilled receivables for professional service fees relating to work performed by client employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such wages are paid and the related service fees are billed.

        The Company reports revenues from professional service fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for professional service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees. The Company reports revenues on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. The Company reports revenues on a net basis for the amount billed to clients for client employee salaries, wages and certain payroll-related taxes less amounts paid to client employees and taxing authorities for these salaries, wages and taxes.

        Historically the Company reported the full amount of its gross billings, including the portion that represents the gross wages of its client employees, as revenue. The Company changed from gross revenue reporting to net revenue reporting for client employee salaries, wages and certain payroll taxes during the fourth quarter of 2002. Based on the criteria established by EITF No. 99-19, the Company determined that the change better recognized the substance of the transactions between the Company and its clients. In addition, the change would better focus the Company on, and allow investors to better understand, the financial results of the Company’s core business. The change to a more preferable accounting method resulted in no effect on net income or earnings per share. Because of the significance of the reclassification of revenue and expense components to the income statement, the Company previously reflected the change as if it had occurred on January 1, 2000 in its Annual Report on Form 10-K for the Year Ended December 31, 2002.

        The Company’s revenues are impacted by the number of client employees it serves, the number of client employees paid each period and the related wages paid, and the number of client employees participating in the Company’s benefit plans. Because a portion of the professional service fee charged is computed as a percentage of gross payroll, revenues are affected by fluctuations in the gross payroll caused by the composition of the employee base, inflationary effects on wage levels and differences in the local economies in the Company’s markets.

Cost Of Services

        Cost of services includes health and welfare benefit plan costs, workers’ compensation insurance costs and state unemployment tax costs, as well as other direct costs associated with the Company’s revenue generating activities.

        Health and welfare benefit plan costs are comprised primarily of medical benefit costs, but also include costs of other employee benefits such as dental, vision, disability and group life insurance. Benefit claims incurred by client employees under the benefit plans are expensed as incurred according to the terms of each contract. In addition, for certain contracts, liability reserves are established for benefit claims reported and not yet paid and claims that have been incurred but not reported.

        In certain instances, the Company decides to make a contribution toward the medical benefit plan costs of certain clients. The contribution is referred to as a “health benefit subsidy”. The addition of the client employees of these clients as participants in the Company’s medical benefit plans helps to stabilize the overall claims experience risk associated with those plans. An aggregate health benefit subsidy in excess of a planned amount may occur when the medical cost inflation exceeds expected medical cost trends or when medical benefit plan enrollment of those who qualify for a subsidy exceeds expectations. Conversely, a “health benefit surplus” may occur when the medical cost inflation is less than expected medical cost trends or when medical benefit plan enrollment of those who qualify for a subsidy is less than expectations.

        The Company offers its medical benefit plans through partnerships with premier health care companies. See “Business — Employee Benefit Plans”. These companies have extensive provider networks and strong reputations in the markets in which the Company operates.

        Substantially all of the Company’s client employees are covered under the Company’s workers’ compensation program with AIG beginning in 2003. Workers’ compensation costs for the year are based on premiums paid to AIG for the current year coverage, estimated total costs of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the program, the return on investment premium dollars paid as part of the program and the discount rate used in determining the present value of future payments to be made under the program. Additionally, any revisions to the estimates of the prior year loss sensitive programs are recognized in the current year. In states where private insurance is not permitted, client employees are covered by state insurance funds. Premiums paid to state insurance funds are expensed as incurred.

        On an annual basis, the Company reviews the current and prior year claims information with its independent actuaries. The current accrual rate and overall workers compensation reserves may be adjusted based on current and historical loss trends, fluctuations in the administrative costs associated with the program, actual returns on investment earned with respect to premium dollars paid and changes in the discount rate used to determine the present value of future payments to be made under the program. The final costs of coverage will be determined by the actual claims experience over time as claims close, by the final administrative costs of the program and by the final return on investment earned with respect to premium dollars paid. See “Business — Workers Compensation Plans”.

        State unemployment taxes are generally paid as a percentage of payroll costs and expensed as incurred. Rates vary from state to state and are based upon the employer’s claims history. The Company aggressively manages its state unemployment tax exposure by contesting unwarranted claims.

Operating Expenses

        Operating expenses consist primarily of salaries, wages and commissions associated with the Company’s internal employees, and general and administrative expenses. Sales and marketing commissions and client referral fees are expensed as incurred. The Company expects that future revenue growth will result in increased operating leverage as the Company’s fixed operating expenses are leveraged over a larger revenue base.

Income Taxes

        The Company records income tax expense (benefit) using the asset and liability method of accounting for deferred income taxes. The Company’s effective tax rates for 2003 and 2002 were 33.0% and 33.2% respectively. Such effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

Profitability

        Profitability is largely dependent upon the Company’s success in generating professional fees for its services and managing the costs that are within its control. The most volatile factors that drive costs of service primarily relate to workers’ compensation coverage, health benefit plans and state unemployment taxes. The Company seeks to manage these costs through the use of: (i) workers’ compensation arrangements with carriers who efficiently manage claims administration, and the Company’s internal risk assessment and client risk management programs; (ii) appropriately designed health benefit plans that encourage client employee participation and efficient risk pooling; and (iii) aggressive management of its state unemployment tax exposure.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to year Ended December 31, 2002.

Revenue

        The following table presents certain information related to the Company’s revenues for the years ended December 31, 2003 (“2003”) and December 31, 2002 (“2002”):

	December 31, 2003	December 31, 2002	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$97,376	$89,563	8.7%
Employee health and welfare benefits	214,701	180,203	19.1%
Workers' compensation	104,225	95,977	8.6%
State unemployment taxes and other	9,525	8,911	6.9%

Total Revenues	$425,827	$374,654	13.7%

Statistical Data:
Gross salaries and wages (in thousands)	$2,948,005	$2,894,919	1.8%
Average number of client employees
paid by month	87,819	96,741	(9.2%)
Average wage per average client
employees paid by month	$33,569	$29,924	12.2%
Workers' compensation billing per
one hundred dollars of total wages	$3.54	$3.32	6.6%
Workers' compensation manual premium per
one hundred dollars of
workers' compensation wages	$4.27	$4.67	(8.6%)
Professional service fees per average
number of client employees paid by month	$1,109	$926	19.8%
Client employee health benefits participation	36%	36%	--

        For 2003, revenues increased 13.7% to $425.8 million, from $374.7 million for 2002. Revenue growth was a result of increases in the charges for professional service fees, as part of the Company’s strategy to emphasize the human resource consulting services that it provides to its clients, and increases in fees for providing workers’ compensation insurance and health and welfare benefits for client employees. Included in the Company’s results are $7.3 million of revenue attributable to the TeamStaff acquisition in November 2003.

        As of December 31, 2003, the Company served over 7,500 clients as measured by each client’s FEIN and over 8,000 as measured by separate client payroll cycles, with approximately 106,000 active client employees. The Company operates branch offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Massachusetts, Minnesota, New Jersey, North Carolina, New York, Tennessee and Texas.

        The average number of paid client employees was 87,819 for 2003, as compared to 96,741 for 2002, representing a decrease of 9.2%. The Company believes this decrease was primarily a result of the Company’s change in pricing as it relates to the insurance products offered to client employees. The effect of the TeamStaff acquisition on this calculation was minimal for 2003 (1,906 additional paid client employees), as the number of paid client employees for TeamStaff were only included in the calculation for one and one half months after the acquisition.

        The average wage of paid client employees for 2003 increased 12.2% to $33,569 from $29,924 for 2002. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.

        Revenues for professional service fees increased 8.7% to $97.4 million in 2003, from $89.6 million in 2002, as a result of increases in professional service fees per employee of 19.8%, from $926 in 2002 to $1,109 in 2003. Such service fee increases per employee were attributable to both current and new client employees. In addition, professional service fees for 2003 were higher by $1.4 million as a result of the TeamStaff acquisition.

        Revenues for providing health and welfare benefits plans in 2003 were $214.7 million as compared to $180.2 million in 2002, representing an increase of 19.1%. Health and welfare benefit plan charges primarily increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.

        Revenues for providing workers’ compensation insurance coverage increased 8.6% to $104.2 million in 2003, from $96.0 million in 2002. Workers’ compensation billings, as a percentage of client salaries and wages for 2003, were 3.54% as compared to 3.32% for 2002, representing an increase of 6.6%. Workers’ compensation charges increased in 2003 primarily due to billing increases for Florida clients as well as the TeamStaff acquisition that added $1.9 million of workers’ compensation billings.

        The manual premium rate for workers’ compensation applicable to the Company’s clients decreased 8.6% during 2003 as compared to 2002. Manual premium rates are generally the allowable rates that employers can be charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates reflects the change in the workers’ compensation insurance risk profile of the Company’s clients and, when compared to the increase in billings for providing workers’ compensation insurance to client employees, reflects the Company’s approach to charge market competitive rates for insurance coverage.

        Revenues from state unemployment taxes and other revenues increased 6.9% to $9.5 million in 2003 from $8.9 million in 2002. The increase was due to the net effect of an increase in other revenues of $0.8 million and a decrease in state unemployment taxes of $0.2 million primarily a result of the reduction in client employees.

Cost of Services

        The following table presents certain information related to the Company’s costs of services for 2003 and 2002:

	December 31, 2003	December 31, 2002	% Change
	(in thousands, except statistical data)
Costs of Services:
Employee health and welfare benefits	$ 212,081	$ 190,030	11.6%
Workers' compensation	90,305	87,991	2.6%
State unemployment taxes and other	7,723	6,109	26.4%

Total Costs of Services	$ 310,109	$ 284,130	9.1%

Statistical Data:
Gross salaries and wages (in thousands)	$2,948,005	$2,894,919	1.8%
Average number of client employees
paid by month	87,819	96,741	(9.2%)
Workers compensation cost rate per
one hundred dollars of total wages	$ 3.06	$ 3.04	0.7%
Number of workers' compensation claims	5,765	7,701	(25.1%)
Frequency of workers' compensation
claims per one million dollars of
workers' compensation wages	2.00x	2.74x	(27.0%)

        Cost of services that include the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs were $310.1 million for 2003, compared to $284.1 million for 2002, representing an increase of $26.0 million, or 9.1%. This increase was primarily due to higher costs for health and welfare benefit plans and workers’ compensation insurance.

        The cost of providing health and welfare benefit plans to clients employees for 2003 was $212.1 million as compared to $190.0 million for 2002, representing an increase of 11.6%. This increase was primarily attributable to higher costs associated with providing health insurance. For 2003, there was no aggregate health benefit plan subsidy as compared to an aggregate health benefit plan subsidy of $9.5 million in 2002.

        Workers’ compensation costs were $90.3 million for 2003, as compared to $88.0 million for 2002, representing an increase of $2.3 million or 2.6%. Workers’ compensation costs increased in 2003 primarily due to a change in the discount rate used to calculate the prior year workers’ compensation liability from 4.0% at December 31, 2002 to 2.5% at December 31, 2003.

        After consideration of the effect on workers’ compensation expense of the change in the discount rate, overall workers’ compensation costs in 2003 were comparable to workers compensation cost in 2002 despite the favorable claims metrics in 2003. A reduction in the estimate of the total cost related to 2003 claims incurred as compared to the original estimate of the total cost related to 2002 claims incurred (from $76.2 million for the 2002 policy year to $65.0 million for the 2003 policy year) was offset by an increase in the premium and administrative costs related to the workers’ compensation insurance program. The reduction in the estimate of claims costs for 2003 was based upon the independent actuarial review of 5,765 current year claims as compared to 7,701 for the 2002 plan year.

        State unemployment taxes and other costs were $7.7 million for 2003, compared to $6.1 million for 2002, representing an increase of $1.6 million or 26.4%. The increase primarily relates to an increase in the costs of miscellaneous services to clients resulting from an expanded product offering.

Operating Expenses

        The following table presents certain information related to the Company’s operating expenses for 2003 and 2002:

	December 31, 2003	December 31, 2002	% Change
	(in thousands, except statistical data)
Operating Expenses:
Salaries, wages and commissions	$55,287	$52,341	5.6%
Other general and administrative	31,476	25,091	25.4%
Depreciation and amortization	7,370	8,116	(9.2%)

Total Operating Expenses	$94,133	$85,548	10.0%

Statistical Data:
Internal employees at year end	954	901	5.9%

        Total operating expenses were $94.1 million for 2003 as compared to $85.5 million for 2002, representing an increase of $8.6 million, or 10.0%.

        Salaries, wages and commissions were $55.3 million for 2003 as compared to $52.3 million for 2002, representing an increase of $3.0 million, or 5.6%. The increase is a primarily a result of higher bonus expense of $2.3 million during 2003 and the addition of approximately 70 employees ($0.5 million of payroll-related costs) as part of the TeamStaff acquisition.

        Other general and administrative expenses were $31.5 million for 2003 as compared to $25.1 million in 2002, representing an increase of $6.4 million, or 25.4%. This increase is primarily a result of increased sales and marketing costs of $4.0 million related to the recruiting, training and developing of the expanded sales force and increased marketing support to assist in new client acquisition, an increase in outside delivery fees of $0.8 million as the Company transitioned from the use of internal couriers to external courier services, and higher general business insurance costs of $1.3 million.

        Depreciation and amortization expenses were $7.4 million for 2003 compared to $8.1 million for 2002. Depreciation expense decreased as a result of assets reaching the end of their depreciable lives.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

        The following table presents certain information related to the Company’s revenues for the years ended December 31, 2002 (“2002”) and December 31, 2001 (“2001”):

	December 31, 2002	December 31, 2001	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$89,563	$75,705	18.3%
Employee health and welfare benefits	180,203	129,242	39.4%
Workers' compensation	95,977	117,895	(18.6%)
State unemployment taxes and other	8,911	9,986	(10.8%)

Total Revenues	$374,654	$332,828	12.6%

Statistical Data:
Gross salaries and wages (in thousands)	$2,894,919	$2,701,103	7.2%
Average number of client employees
paid by month	96,741	104,852	(7.7%)
Average wage per average client
employees paid by month	$29,924	$25,761	16.2%
Workers' compensation billing per
one hundred dollars of total wages	$3.32	$4.36	(23.9%)
Workers' compensation manual premium per
one hundred dollars of workers'
compensation wages	$4.67	$6.09	(23.3%)
Professional service fees per average
number of client employees paid by month	$926	$722	28.3%
Client employee health benefits participation	36%	31%	16.1%

        Revenues increased 12.6% to $374.7 million in 2002 as compared to $332.8 million for 2001. Revenue growth was a result of increases in the charges for professional service fees as part of the Company’s strategy to emphasize the human resource consulting services that it provides to its clients and to increases in fees for providing health and welfare benefits for client employees. Such increases were offset by lower billings for providing workers’ compensation coverage to clients with lower workers’ compensation risk profiles.

        Revenues from professional service fees increased 18.3% to $89.6 million in 2002, from $75.7 million in 2001, as a result of pricing actions. Higher professional service fees earned per average paid client employee reflects the Company’s strategy to emphasize the human resource consulting services that it provides to its clients. This also resulted in the increase of average professional service fees earned per average paid client employee by 28.3% from $722 in 2001 to $926 in 2002.

        The average number of paid client employees was 96,741 for 2002 as compared to 104,852 for 2001, representing a decrease of 7.7%. The Company believes this decrease was primarily a result of the Company’s price increases, a decision by the Company to target new clients with a lower workers’ compensation insurance risk profile, and to no longer service existing clients in certain high-risk industries.

        Revenues from clients and client employees for medical insurance and retirement benefits coverage increased in 2002 to $180.2 million from $129.2 million in 2002, representing an increase of 39.4%. Revenues increased as the Company increased the charge for its health benefit plans offered to client employees and the number of client employees participating in the Company’s health benefit plans increased.

        Charges to clients for workers’ compensation coverage as a percentage of client employees salaries and wages for 2002 was 3.32%, compared to 4.36% for 2001, representing a decrease of 23.9%. Such decline was due to the continuing change in the workers’ compensation insurance risk profile of clients serviced.

        Revenues from state unemployment taxes and other decreased 10.8% to $8.9 million in 2002 from $10.0 million in 2001. The decrease was primarily the result of a decrease in state unemployment taxes as a result of the reduction in client employees.

Cost of Services

        The following table presents certain information related to the Company’s costs of services for 2002 and 2001:

	December 31, 2002	December 31, 2001	% Change
	(in thousands, except statistical data)
Costs of Services:
Employee health and welfare benefits	$190,030	$138,526	37.2%
Workers' compensation	87,991	115,842	(24.0%)
State unemployment taxes and other	6,109	7,475	(18.3%)

Total Costs of Services	$284,130	$261,843	8.5%

Statistical Data:
Gross salaries and wages (in thousands)	$2,894,919	$2,701,103	7.2%
Average number of client employees
paid by month	96,741	104,852	(7.7%)
Workers compensation cost rate per
one hundred dollars of total wages	$3.04	$4.29	(29.1%)
Number of workers' compensation claims	7,701	10,195	(24.5%)
Frequency of workers' compensation
claims per one million dollars of
workers' compensation wages	2.74x	3.90x	(29.7%)

        Cost of services, which includes the cost of the Company’s medical benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, were $284.1 million for 2002, compared to $261.8 million for 2001, representing an increase of $22.3 million, or 8.5%.

        The health benefit plan subsidy was $9.5 million in 2002, compared to $9.3 million in 2001. The health benefit plan subsidy in 2002 and in 2001 was primarily attributable to an increase in medical care costs. In addition, the 2001 health benefit plan subsidy was a result of internal collection and billing issues. During 2001, changes were made to the Company’s billing practices to more closely align the collection of health care benefit premiums with the client employees’ period of coverage. The Company’s collection processes were not adequately modified to collect on the new basis, resulting in a premium collections shortfall and therefore an increased health benefit plan subsidy.

        Workers’ compensation costs were $88.0 million for 2002, as compared to $115.8 million for 2001, representing a decrease of $27.8 million or 24.0%. Workers’ compensation costs decreased in 2002 due to the Company’s decision to sell to a target market with a lower risk client profile that pays client employee’s higher wages. Included in workers’ compensation costs for 2001 was an adjustment of $19.7 million. The adjustment was primarily caused by: (i) a lower than expected rate of return on premium payments made to CNA that reflected the decrease in the overall securities market, (ii) a higher discounted present value of the unfunded portion of expected premium payments to be made to CNA which resulted from the decrease in the interest rate environment, and (iii) a change, identified in a mid-year actuarial review by the Company’s independent actuaries, in the estimate of the ultimate total workers’ compensation claims for the 2000 policy year.

        State unemployment taxes and other costs were $6.1 million for 2002, compared to $7.5 million for 2001, representing a decrease of $1.4 million or 18.3%. This decrease was partially the result of the Company having fewer paid average client employees in 2002 subject to state unemployment taxes and partially due to miscellaneous cost refunds received in 2002.

Operating Expenses

        The following table presents certain information related to the Company’s operating expenses for 2002 and 2001:

	December 31, 2002	December 31, 2001	% Change
	(in thousands, except statistical data)
Operating Expenses:
Salaries, wages and commissions	$52,341	$61,759	(15.2%)
Other general and administrative	25,091	29,252	(14.2%)
Depreciation and amortization	8,116	9,262	(12.4%)

Total Operating Expenses	$85,548	$100,273	(14.7%)

Statistical Data:
Internal employees at year end	901	1,018	(11.5%)

        Total operating expenses were $85.5 million for 2002, compared to $100.3 million for 2001, representing a decrease of $14.8 million, or 14.7%. The decrease in operating expenses was due to the implementation of various cost saving initiatives, including a reduction in the number of the Company’s internal employees.

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

        Depreciation and amortization expenses were $8.1 million for 2002 compared to $9.3 million for 2001. As of January 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 that changes the accounting for goodwill from an amortization method to an impairment-only approach. Application of the non-amortization provisions of SFAS 142 resulted in a decrease in amortization during 2002 of $0.7 million. The Company conducted an independent review of goodwill and other intangible assets as of January 1, 2002 and concluded that there was no goodwill impairment. The Company has also determined that no subsequent events have taken place to change such conclusion.

LIQUIDITY AND CASH FLOWS

Cash Flow

       General

        The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion of its human resource outsourcing portfolio through acquisition, collateralization requirements for insurance coverage and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to obtain additional capital from either private or public sources. Certain types or amounts of financing will require the consent of the Frontenac entities so long as they hold (or are entitled to vote) a majority of the Series A Preferred Stock. The Company currently believes that its current cash balances, restricted marketable securities and cash flow from operations will be sufficient to meet its operational requirements for the next 12 months, excluding cash required for acquisitions, if any.

        The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees, accounts payable for capital expenditures, the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee which is computed as a percentage of the gross wages; (iii) related payroll taxes; and (iv) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on elected coverage levels by the client and the client employees. Included in the Company’s billings during 2003 were salaries, wages and payroll taxes of client employees of $2,948.0 million. The billings to clients are managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of the Professional Services Agreement, the Company is obligated to make certain wage, tax and regulatory payments. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client. To the extent this objective is not achieved, short-term cash requirements can be significant. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

        Restricted Cash

        At December 31, 2003, the Company had $152.0 million in total cash and cash equivalents, certificates of deposits and marketable securities, of which $44.7 million was unrestricted. The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverage. The Company uses its cash, cash equivalents and marketable securities to collateralize these obligations as more fully described below. Cash, cash equivalents and marketable securities used to collateralize these obligations are designated as restricted in the Company’s financial statements.

        At December 31, 2003, the Company had pledged $107.3 million of restricted certificates of deposit and restricted marketable securities, with original maturities of less than one year, as collateral for certain standby letters of credit, in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans, and in an escrow account as contingent consideration related to the TeamStaff acquisition, as follows:

	December 31, 2003	December 31, 2002
	(in thousands)
Certificates of Deposit - restricted:
BCBS standby letter of credit	$6,000	$6,000
Workers' compensation standby letter of credit - CNA	--	7,000
Other	32	431

Total Certicates of Deposit - restricted	$6,032	$13,431

Short-term marketable securities - restricted:
Workers' compensation collateral - CNA	$79,136	$79,023
General insurance collateral obligations - AIG	2,635	--
Escrow for TeamStaff acquisition	2,500	--

Total short-term marketable securities - restricted	$84,271	$79,023

Long-term marketable securities restricted:
Workers' compensation collateral - AIG	$17,023	$--

Total restricted assets	$107,326	$92,454

        The amount of collateral required to be provided to BCBS is expected to increase based in part on the increase in plan participation and the requirement by BCBS to increase the Company’s collateralized obligations from one month’s estimate of claims payment to two months. The Company was not required to collateralize the Aetna program for 2003 or 2002.

        The Company does not anticipate any additional collateral obligations to be required in 2004 for its workers’ compensation arrangements.

        Operating Cash Flow

        At December 31, 2003, the Company had net working capital of $90.1 million, including restricted funds classified as short-term of $90.3 million, as compared to $89.6 million in net working capital as of December 31, 2002, including $92.5 million of restricted funds classified as short-term.

        Net cash provided by operating activities was $21.8 million for the year ended December 31, 2003 as compared to net cash provided by operating activities of $37.5 million for the year ended December 31, 2002, representing a decrease of $15.7 million. The overall decrease in cash is primarily attributable to $24.4 million of premium payments to AIG for the 2003 workers’ compensation program in excess of projected claim liabilities. Of this amount, the Company expects to receive approximately $11.7 during 2004 as a return of premium from AIG. This reduction in cash was partially offset by the increase in net income during the year and other smaller changes in working capital items. The Company believes that it has a sufficient amount of restricted cash and marketable securities to cover its short-term and long-term workers’ compensation obligations related to its current open policy years with AIG and CNA.

        Cash Flow from Investing Activities

        Cash used in investing activities for the year ended December 31, 2003 of $25.3 million, primarily relates to the net purchases of restricted investments as a result of collateralization obligations for the 2003 AIG workers’ compensation program, the use of $7.2 for the TeamStaff acquisition (excluding the $2.5 million of contingent purchase price held in escrow and included in restricted investments), and capital expenditures of $3.1 million related primarily to information technology. The Company plans to spend approximately $7.0 million on capital expenditures (primarily technology-related) during 2004. Capital expenditures are expected to be funded through operations and/or leasing arrangements.

        Cash Flow from Financing Activities

         Cash provided by financing activities for the year ended 2003, of $14.4 million, was primarily a result of the sale by the Company on June 6, 2003, of 30,000 shares of Series A Preferred Stock for $27.7 million (net of transaction costs of $2.3 million). Proceeds from the sale of the Series A Preferred Stock totaling $16.3 million were used by the Company to purchase from Charles S. Craig, a former director of the Company, 2,997,734 shares of common stock and 60,000 options to purchase common stock. The remaining proceeds were partially used to fund the TeamStaff acquisition on November 17, 2003 ($9.7 million) with the remaining balance added to the Company’s working capital.

        Additionally, the Company received approximately $7.5 million from directors, officers and employees of the Company upon the exercise of 1,440,920 stock options and the purchase of 45,500 shares of common stock under the Company’s Employee Stock Purchase Plan.

        Inflation

        The Company believes that inflation in salaries and wages of client employees has a positive impact on its results of operations as certain amounts of the professional service fee earned from clients is proportional to such changes in salaries and wages.

        Commitments and Contractual Obligations

        Off-Balance Sheet Arrangements — The Company does not currently have any off-balance sheet arrangements.

        Table Of Contractual Arrangements — The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2003 and the effect they are expected to have on its liquidity and capital resources (in thousands):

	Payment due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3 - 5 years	More than 5 years
Long - term
debt obligations	None	None	None	None	None
Capital lease
obligations	None	None	None	None	None
Operating lease
obligations	$11,816	$5,337	$5,091	$1,246	$ 142
Purchase
obligations	None	None	None	None	None
Other (2)	$ 2,500	$2,500	None	None	None

Total	$14,316	$7,837	$5,091	$1,246	$ 142

(1)	Excluded from the table of contractual obligations are the potential amounts due the Series A Preferred Stockholders as a result of a Company call or the Voluntary Redemption offer by the Company. Amounts are excluded as they are considered discretionary by the Company. See the further discussion at Note 13 of the Consolidated Financial Statements.

(2)	Included in Other is the maximum amount of the contingent consideration related to the TeamStaff acquisition. Actual payment to TeamStaff may be lower upon the finalization of the purchase price adjustment. See the further discussion at Note 8 of the Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. The accounting estimates described below are those that the Company considers critical in preparing its financial statements because they are particularly dependent on estimates and assumptions made by management that are uncertain at the time the accounting estimates are made. While management has used its best estimates based upon facts and circumstances available at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. Management periodically reviews the estimates and assumptions and reflects the effects of revisions in the period they are determined to be necessary. Management has reviewed the critical accounting estimates with the Company’s Audit Committee. The descriptions below are summarized and have been simplified for clarity. A detailed description of the significant accounting policies used by the Company in preparing its financial statements is included in Note 1 to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

        Workers’ Compensation Receivable/Reserves.      The Company has had a loss sensitive workers’ compensation insurance program since January 1, 2000. The program was insured by CNA until December 31, 2002 and is currently insured by AIG effective January 1, 2003.

        As part of these programs, the Company has individual stop loss coverage at $1 million per occurrence. In addition, the Company has aggregate stop loss coverage for individual claims that in total exceed the aggregate stop loss amount of 175% of expected losses as determined by AIG for the 2003 policy year and 130% of expected losses as determined by CNA for the policy years from January 1, 2000 through December 31, 2002.

        At least annually, the Company obtains an independent actuarially-determined calculation of the estimated costs of claims incurred based on the Company’s current and historical loss development trends. The estimated costs of the claims calculated may be revised by the independent actuaries based on developments relating to the actual claims incurred. A certain amount of judgment is used in this estimation process by both the independent actuaries and the Company.

        The Company’s Consolidated Financial Statements reflect the estimates made by the independent actuaries as well as other factors related to the Company’s workers’ compensation programs within the Cost of Services on the Company’s Consolidated Statements of Operations and within the Workers’ Compensation Receivable, the Accrued Insurance Premiums, Health and Workers’ Compensation Insurance Reserves or the Long-term Accrued Health and Workers’ Compensation Insurance Reserves on the Company’s Consolidated Balance Sheets. To the extent that the premium payment to the carriers for the first $1 million per occurrence of claims is greater than (less than) the amount of the ultimate liability accrued to date, a receivable (liability) is recorded. If the actual cost of the claims incurred is higher than the estimates determined by the independent actuaries, then the accrual rate used to determine workers’ compensation costs could increase. If the actual cost of the claims incurred is lower than the estimates determined by the independent actuaries, then the accrual rate used to determine workers’ compensation costs could decrease.

39

        Such increase or decrease to the accrual rate is reflected in the accounting period for which the change in the amount of workers’ compensation claims is calculated. Due to the considerable variability in the estimate of the amount of workers’ compensation claims, adjustments to workers’ compensation costs are sometimes significant.

        In order to recognize the workers’ compensation cost obligations that are not expected to be received (paid) in the following year, the Company includes a portion of the obligation as a long-term receivable (liability) using an applicable discount rate. Fluctuations in the interest rate environment influence the selection of the discount rate. Increases in the discount rate result in a decrease in the net present value of the liability while decreases in the discount rate result in an increase in the net present value of the liability.

        The following loss reserve development table illustrates the change over time of reserves established for workers’ compensation claims for each of the open policy years. This table excludes the 2000 program year for the Texas Workers’ Compensation Insurance Fund, which was a guaranteed cost program. The second section, reading down, shows the number of claims reported. The third section, reading down, shows the number of open claims as of the end of each successive year. The fourth section, reading down, shows the amount of open case reserves as of the end of each successive year. The fifth section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The last section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of the Company’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims.

        The loss reserve development table for workers’ compensation claims is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior plan years.

	Year Ended December 31,
	2003	2002	2001	2000
Originally reported reserves for
unpaid claims and claims
expenses limited to $1.0 million
per occurrence	$ 65,000	$ 76,200	$103,000	$109,000
Number of claims reported as of:
End of initial year	5,765	7,701	10,195	11,888
One year later	--	7,856	10,475	12,088
Two years later	--	--	10,495	12,114
Three years later	--	--	--	12,118
Number of open claims reported
as of:
End of initial year	1,604	1,632	2,632	3,077
One year later	--	462	791	965
Two years later	--	--	286	532
Three years later	--	--	--	148
Insurance carrier open case
reserve amount as of:
End of initial year	$ 12,444	$ 15,272	$23,087	$22,315
One year later	--	$ 11,249	$14,086	$16,796
Two years later	--	--	$8,223	$12,105
Three years later	--	--	--	$5,533
Cumulative net paid claims by
insurance carrier as of:

End of initial year	$ 14,502	$ 16,859	$21,345	$22,688
One year later	--	$ 38,006	$47,461	$50,524
Two years later	--	--	$65,925	$69,251
Three years later	--	--	--	$81,033
Undiscounted reserves
reestimated as of:
End of initial year	$ 65,000	$ 76,200	$103,000	$109,000
One year later	--	$ 78,000	$98,000	$109,000
Two years later	--	--	$99,000	$108,400
Three years later	--	--	--	$105,000

        The following table summarizes the expected undiscounted cash flows related to workers’ compensation claims payments for the open policy years as of December 31, 2003:

	For the Policy Years Ended
	2003	2002	2001	2000
	(in thousands)
Actual premium/collateral
payments to carriers	$85,000	$76,296	$97,077	$112,874

Paid claims by insurance carrier	(14,502)	(38,006)	(65,925)	(81,033)
Estimated future claims covered
by premium/collateral	(50,498)	(39,994)	(33,075)	(23,967)

Total estimated ultimate claims	(65,000)	(78,000)	(99,000)	(105,000)
Estimated interest on
premium/collateral payments	6,726	2,676	3,764	1,722

Estimated return of premium/collateral	$26,726	$972	$1,841	$9,596

The Company expects to receive approximately $11.7 million of returned premium (including interest) during 2004 relative to the AIG 2003 policy year. All other estimated premium/collateral return is expected to be long-term.

        Medical Benefit Plan Liabilities. The Company provides medical benefit plans to its client employees through several medical benefits plan providers under a minimum premium plan with BCBS, a retrospective premium plan with Aetna for the Aetna PPO plan and guarantee cost contracts for all other plans.

        With respect to the medical benefit plans with BCBS, the Company establishes medical benefit plan liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported. These reserves and the related health benefit plan subsidy are developed by an independent actuary using actuarial principles and assumptions which consider a number of factors, including historical claim payment patterns and expected rates of increase in medical care costs. The factor that has the greatest impact on the Company’s financial results is the medical cost trend, which is the rate of increase in health care costs.

        With respect to the Aetna PPO plans, the Company establishes a liability (if necessary) based upon estimates provided by Aetna if claims are higher than initially projected, up to the 7.5% additional recall cap.

        For each period, the Company estimates the relevant factors, based primarily on historical data and uses this information to determine the assumptions underlying the reserve calculations. An extensive degree of judgment is used in this estimation process. Due to the considerable variability of health care costs, adjustments to health reserves are sometimes significant.

        The following table provides the amount of the medical benefit plan liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported:

MEDICAL BENEFIT PLAN LIABILITIES

	Year ended December 31,
	2003	2002
Medical Benefit Plan Liabilities	$20,233,000	$20,988,000

        If the actual amount of the Company’s medical benefit plan liabilities at the end of each period were to increase from the estimates used by the Company, then the Company would have an increase in the amount of its future period health benefit subsidy.

        The Company’s financial statements reflect the estimates made within the Cost Of Services on the Company’s Consolidated Statement of Operations and within the Accrued Insurance Premiums, Health and Workers’ Compensation Reserves on the Company’s Consolidated Balance Sheet.

        In order to give recognition to the medical benefit plan liabilities that are not expected to be paid in the following year, the Company may include a portion of the obligation as a long-term liability.

        Allowance for Doubtful Accounts.      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to pay their fees. The Company believes that the success of its business is heavily dependent on its ability to collect these fees for several reasons including the fact that the Company is at risk for the payment of its direct costs and client employee payroll costs regardless of whether the clients pay their fees; the large volume and dollar amount of transactions processed by the Company; and the periodic and recurring nature of payroll, upon which the fees are based. The Company has established very tight credit policies and generally requires its clients to pay in advance or simultaneously with the delivery of the payroll. In addition, the Company maintains the right to terminate its Professional Services Agreement and associated client employees or to require prepayment, letters of credit or other collateral upon deterioration in a client’s financial position or upon nonpayment by a client. As a result of the Company’s tight credit policies, customer nonpayment have been historically low as a percentage of revenues. If the financial condition of the Company’s customers were to deteriorate rapidly, resulting in non-payment, the Company’s uncollected accounts receivable could grow rapidly and the Company could be required to provide for additional allowances.

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

ITEM 7 A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company utilizes U.S. government agency and other corporate debt with fixed rates and maturities of less than one year to manage its exposures to interest rates. (See Note 4 to the Consolidated Financial Statements). The Company is also subject to market risk from exposures to changes in interest rates related to insurance premiums paid to CNA under its workers’ compensation programs for the policy years 2000 through 2002 and related to the collateral provided to AIG for the 2003 and 2004 workers’ compensation program. The insurance premiums paid to CNA and collateral held for AIG are invested in short-term auction market preferred stocks, auction market municipal bonds, a mutual fund, as well as money market funds. The insurance premiums paid to AIG under its 2003 workers’ compensation program earn a fixed rate of return and are not subject to market risk from changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2004, although there can be no assurances that interest rates will not change.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item 8 is contained in a separate section of this Form 10-K. See “Index to Consolidated Financial Statements and Financial Statement Schedule”.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE

        None.

ITEM 9A.         CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, (i) the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report and (ii) no changes in the Company’s internal control over financial reporting were identified in the prior fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information regarding the Company’s executive officers is included under “Business — Executive Officers of the Registrant.” Other information required by this Item 10 and information regarding the Committees of the Board of Directors will be contained in the Company’s Proxy Statement, relating to the 2004 Annual Meeting of Shareholders, expected to be held on May 20, 2004 (the “Proxy Statement”) and is incorporated herein by reference.

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 will be contained in the Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)        1. The financial statements and independent auditors’ report are listed in the “Index to Financial Statements and Financial Statement Schedule” on page F-1 and included on pages F-2 through F-32.

    2.        The financial statement schedule required by Item 14(a) (2) is included on page S-1.

    3.        Exhibit Index, including those incorporated by reference:

EXHIBIT
NO.                         DESCRIPTION

2.1	Agreement and Plan of Merger by and among SLI Transitory, L.P., Staff Capital, L.P. and the Company (filed as Exhibit 4.3 to the Company's Registration Statement No. 333-22933 on Form S-1 filed March 7, 1997 and incorporated herein by reference).

3.1	Second Articles of Amendment and Restatement of the Articles of Incorporation as filed with the Secretary of State of the State of Florida on August 13, 2003.+

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 31, 2003 and incorporated herein by reference).

4.1	Form of First Amendment and Supplement dated as of March 5, 2003 to Rights Agreement dated as of April 23, 2002 by and between the Company and American Stock Transfer & Trust Company, and exhibits thereto (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed March 6, 2003 and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement No. 333-22933 on Form S-1 filed March 7, 1997 and incorporated herein by reference).

10.1	2002 Stock Incentive Plan of the Company (filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed April 25, 2002 and incorporated herein by reference). *

10.2	1997 Stock Incentive Plan of the Company, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement No. 333-68929 on Form S-1 filed December 15, 1998 and incorporated herein by reference). *

10.3	Annual Incentive Compensation Plan for Executive Officers (filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A filed April 25, 2002 and incorporated herein by reference). *

10.4	Employee Stock Purchase Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed April 20, 2001 and incorporated herein by reference).

10.5	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 31, 2003, and incorporated herein by reference).*

10.6	Employment offer letter dated December 9, 2002 from the Company, accepted by Robert Minkhorst (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 13, 2002 and incorporated herein by reference).*

10.7	Change in Control Severance Agreement by and between the Company and Robert Minkhorst, dated December 12, 2002 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 13, 2002 and incorporated herein by reference).*

10.8	Employment Agreement by and between the Company and Erik Vonk, dated March 21, 2002 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 25, 2002 and incorporated herein by reference).*

10.9	Form of Securities Purchase Agreement by and between the Company and Erik Vonk (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed March 25, 2002 and incorporated herein by reference).*

10.10	Change in Control Severance Agreement by and between the Company and Erik Vonk, dated March 21, 2002 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed March 25, 2002 and incorporated herein by reference).*

10.11	Executive Agreement by and between Lisa J. Harris and the Company, dated February 23, 2000, regarding change in control severance agreement (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed May 15, 2000 and incorporated herein by reference).*

10.12	Employment offer letter dated November 22, 2000 from the Company accepted by Gregory M. Nichols (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed May 15, 2001 and incorporated herein by reference).*

10.13	Executive Agreement by and between Gregory M. Nichols and the Company, dated February 16, 2001, regarding change of control and severance (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference). *

10.14	Employment Offer Letter from the Company to Sal Uglietta, dated September 24, 2003 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 29, 2003 and incorporated herein by reference).*

10.15	Non-Solicitation, Non-Compete and Confidentiality Agreement between the Company and Sal Uglietta, dated September 24, 2003 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed September 29, 2003 and incorporated herein by reference).*

10.16	Change of Status and General Release letter dated April 23, 2003 accepted by John E. Panning (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed April 24, 2003 and incorporated herein by reference).*

10.17	Promotion Letter dated April 23, 2003 accepted by Peter C. Grabowski (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed April 24, 2003 and incorporated herein by reference).*

10.18	Agreement of Lease by and between Quixotic Investment Holdings, Inc. (Landlord) and the Company, dated March 27, 1995, for premises located at 600 301 Boulevard West, Suite 202, Bradenton, Florida 34205 (filed as Exhibit 10.7 to the Company’s Registration Statement No. 333-22933 on Form S-1 filed March 7, 1997 and incorporated herein by reference).

10.19	Blue Cross/Blue Shield of Florida Group Master Policy for the Company effective January 1, 2003. +

10.20	Aetna, Inc. Financial Conditions related to the Group Master Policy effective January 1, 2003 +

10.21	Final Bound Proposal of AIG Risk Management, Inc. to be the carrier of the 2004 Workers' Compensation Program of the Company. (Certain confidential information in this documant, marked by an asterisk and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-c of the Securities Exchange Act of 1934 as amended). +

10.22	Final Bound Proposal of AIG Risk Management, Inc. to be the carrier of the 2003 Workers’ Compensation Program of the Company (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 23, 2002 and incorporated herein by reference).

10.23	Lease Agreement dated December 5, 1997, between Aldina, L.C. and Staff Capital, L.P. (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 filed March 31, 1998 and incorporated herein by reference).

10.24	Workers’ Compensation and Employers’ Liability Policy issued by Texas Workers’ Compensation Insurance Fund to Gevity HR of Texas, L.P., effective January 1, 2000 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).

10.25	Finance Agreement for Paid Loss Workers’ Compensation deductible dated as of January 1, 2000, between the Company and Continental Casualty Company (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).

10.26	Workers’ Compensation and Employers Liability Policy issued by Continental Casualty Co. to the Company, effective January 1, 2000 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).

10.27	Finance Agreement for Paid Loss Workers’ Compensation deductible dated as of January 1, 2001, between the Company and Continental Casualty Company (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference).

10.28	Finance Agreement for Paid Loss Workers’ Compensation deductible dated as of January 2, 2002, between the Company and Continental Casualty Company (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference).

10.29	Form of the Preferred Stock Purchase Agreement by and among Gevity HR, Inc., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, SunTrust Equity Funding, LLC d/b/a SunTrust Equity Partners and BVCF IV, L.P., dated as of April 24, 2003 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 10, 2003 and incorporated herein by reference).

10.30	Form of the First Amendment to Purchase Agreement by and among Gevity HR, Inc., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, SunTrust Equity Funding, LLC d/b/a SunTrust Equity Partners, BVCF IV, L.P. and C&B Capital L.P., dated as of June 3, 2003 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed June 10, 2003 and incorporated herein by reference).

10.31	Form of the Voting Rights Letter Agreement by and among Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, SunTrust Equity Funding, LLC d/b/a SunTrust Equity Partners, BVCF IV, L.P. and C&B Capital L.P., dated as of June 6, 2003 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed June 10, 2003 and incorporated herein by reference).

10.32	Form of the Registration Rights Agreement, by and among Gevity HR, Inc., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, SunTrust Equity Funding, LLC d/b/a SunTrust Equity Partners, BVCF IV, L.P. and C&B Capital L.P., dated as of June 6, 2003 (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed June 10, 2003 and incorporated herein by reference).

10.33	Form of the First Amendment and Supplement to the Rights Agreement by and among Gevity HR, Inc. and American Stock Transfer & Trust Company, dated as of March 5, 2003 (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed June 10, 2003 and incorporated herein by reference).

10.34	Form of the Second Amendment and Supplement to the Rights Agreement by and among Gevity HR, Inc. and American Stock Transfer & Trust Company, dated as of June 6, 2003 (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed June 10, 2003 and incorporated herein by reference).

10.35	Waiver Letter dated July 16, 2003 executed by the holders of the Series A Preferred Stock (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003 and incorporated herein by reference).

18.1	Independent Auditors’ letter regarding the Company’s revenue reporting change from gross to net revenues (filed as Exhibit 18.1 to the Company’s Annual Report on Form 10-K filed March 31, 2003, and incorporated by reference).

21.1	List of Subsidiaries of the Company. +

23.1	Independent Auditors' Consent to Form S-8 (filed as Exhibit 23.1 to the Company's Registration Statement No. 333-68929 on Form S-1 filed December 15, 1998 and incorporated herein by reference).

23.2	Independent Auditors' Consent to Form 10-K for the year ended December 31, 2003. +

31.1	Certification of Erik Vonk, as Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of Peter C. Grabowski, as Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

*	Management contract or compensatory plan or arrangement.

+	Filed electronically herewith.

    (b)        Current Reports on Form 8-K filed during the quarter ended December 31, 2003:

1.     A Current Report on Form 8-K was filed on November 18, 2003, announcing the acquisition by the Company of the human resources outsourcing portfolio of TeamStaff, Inc. on November 17, 2003.

2.     A Current Report on Form 8-K was filed on October 23, 2003, announcing the Company’s financial results for the three and nine month periods ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gevity HR, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.
Dated: March 10, 2004	/s/ Erik Vonk
Erik Vonk, Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 10, 2004	/s/ Erik Vonk
Erik Vonk, Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Dated: March 10, 2004	/s/ Peter C. Grabowski
Peter C. Grabowski Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 10, 2004	/s/ George B. Beitzel
George B. Beitzel Director

Dated: March 10, 2004	/s/ Darcy E. Bradbury
Darcy E. Bradbury Director

Dated: March 10, 2004	/s/ James E. Cowie
James E. Cowie Director

Dated: March 10, 2004	/s/ Jonathan H. Kagan
Jonathan H. Kagan Director

Dated: March 10, 2004	/s/ David S. Katz
David S. Katz Director

Dated: March 10, 2004	/s/ James F. Manning
James F. Manning Director

Dated: March 10, 2004	/s/ Elliot B. Ross
Elliot B. Ross Director

GEVITY HR, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

F-1

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Gevity HR, Inc.
Bradenton, Florida

We have audited the accompanying consolidated financial statements and financial statement schedule of Gevity HR, Inc. and subsidiaries (the “Company”) listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2003. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2002 the Company changed from gross revenue reporting to net revenue reporting for client employee salaries, wages and payroll-related taxes.

As discussed in Note 1 to the consolidated financial statements, as of January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
March 11, 2004

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in $000’s, except share and per share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$44,682	$33,769

Certificates of deposit - restricted	6,032	13,431
Marketable securities - restricted	84,271	79,023
Accounts receivable, net	100,829	87,302
Short-term workers' compensation receivable, net	11,734	--
Deferred tax asset	2,410	7,984
Other current assets	8,281	13,068

Total current assets	258,239	234,577
Property and equipment, net	12,253	16,398
Long-term marketable securities - restricted	17,023	--
Long-term workers' compensation receivable, net	12,621	--
Intangible assets, net	7,128	--
Goodwill	8,692	8,692
Deferred tax asset	--	123
Other assets	5,608	5,745

Total assets	$321,564	$265,535

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in $000’s, except share and per share data)

	December 31, 2003	December 31, 2002
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’EQUITY
Current liabilities:
Accrued payroll and payroll taxes	$119,432	$93,379
Accrued insurance premiums, health and
workers' compensation insurance reserves	32,071	33,999
Customer deposits and prepayments	9,336	8,150
Accounts payable and other accrued liabilities	4,307	4,408
Income taxes payable	1,833	3,971
Dividends payable	1,161	1,041

Total current liabilities	168,140	144,948
Long-term accrued health and workers' compensation
insurance reserves	59,280	61,672
Deferred tax liability	296	--
Other long-term liabilities	914	310

Total liabilities	228,630	206,930

Commitments and contingencies (see notes)
Series A convertible, redeemable preferred stock, $0.01 par value,
($30,000 liquidation preference) 30,000 shares authorized, issued and
outstanding as of December 31, 2003, net	554	--

Shareholders' equity:
Common stock, $.01 par value
Shares authorized: 100,000,000
Shares issued:
December 31, 2003 - 22,251,477
December 31, 2002 - 20,810,557	223	208
Additional paid in capital	78,715	39,398
Retained earnings	29,734	19,158
Accumulated other comprehensive income	--	1
Treasury stock (3,062,751 and 50,517 shares at cost, respectively)	(16,292)	(160)

Total shareholders' equity	92,380	58,605

Total liabilities, convertible redeemable preferred
stock and shareholders' equity	$321,564	$265,535

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in $000’s, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Revenues	$425,827	$374,654	$332,828
Cost of services	310,109	284,130	261,843

Gross profit	115,718	90,524	70,985

Operating expenses:
Salaries, wages and commissions	55,287	52,341	61,759
Other general and administrative	31,476	25,091	29,252
Depreciation and amortization	7,370	8,116	9,262

Total operating expenses	94,133	85,548	100,273

Operating income (loss)	21,585	4,976	(29,288)
Interest income, net	1,515	1,986	3,291
Other (expense) income, net	(128)	126	(8)

Income (loss) before income taxes	22,972	7,088	(26,005)
Income tax provision (benefit)	7,581	2,351	(10,402)

Net income (loss)
	15,391	4,737	(15,603)
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	166	--	--
Preferred stock dividends	781	--	--

Net income (loss) attributable to common shareholders	$14,444	$4,737	$(15,603)

Net income (loss) per common share
- Basic	$0.73	$0.23	$(0.76)
- Diluted	$0.62	$0.22	$(0.76)

Weighted average common shares outstanding
- Basic	19,686,185	20,722,100	20,605,880
- Diluted	24,649,119	21,073,934	20,605,880

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(in $000’s, except share and per share data)

	Common Stock (shares)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2000	20,651,107	$ 207	$ 38,960	$ 38,305	$ (12)	$ --	$77,460
Repurchase and retirement
of common stock	(38,545)	(1)	(134)	--	--	--	(135)
Purchase of treasury stock	--	--	--	--	--	(100)	(100)
Common Stock dividends paid and payable	--	--	--	(4,124)	--	--	(4,124)
Comprehensive loss:
Unrealized gain on
marketable securities	--	--	--	--	13	--
Net loss	--	--	--	(15,603)	--	--
Total comprehensive loss							(15,590)

Balance, December 31, 2001	20,612,562	206	38,826	18,578	1	(100)	57,511
Issuance of common stock	197,995	2	562	--	--	76	640
Purchase of treasury stock	--	--	--	--	--	(136)	(136)
Tax benefit of stock option
exercises	--	--	10	--	--	--	10
Common Stock dividends paid and payable	--	--	--	(4,157)	--	--	(4,157)
Comprehensive Income:
Net income	--	--	--	4,737	--	--
Total comprehensive income							4,737

Balance, December 31, 2002	20,810,557	208	39,398	19,158	1	(160)	58,605
Purchase of treasury stock	--	--	--	--	--	(16,272)	(16,272)
Issuance of common stock	1,440,920	15	7,365	--	--	140	7,520
Tax benefit of stock
option exercises	--	--	4,654	--	--	--	4,654

Beneficial conversion
discount on redeemable
preferred stock	--	--	27,298	--	--	--	27,298
Accretion of beneficial
conversion feature
on preferred stock	--	--	--	(166)	--	--	(166)
Preferred stock dividends
paid and payable	--	--	--	(781)	--	--	(781)

Common stock dividends paid
and payable	--	--	--	(3,868)	--	--	(3,868)
Comprehensive income:
Unrealized loss on marketable
securities	--	--	--	--	(1)	--
Net income	--	--	--	15,391	--	--
Total comprehensive income							15,390

Balance, December 31, 2003	22,251,477	$ 223	$ 78,715	$ 29,734	--	$ (16,292)	$92,380

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $000’s)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,391	$4,737	$(15,603)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	7,370	8,116	9,262
Deferred taxes (benefit) provision, net	2,951	(2,257)	(11,387)
Provision for bad debts	305	491	363
Other	87	34	(233)
Changes in operating working capital:
Accounts receivable, net	(13,832)	(8,717)	(8,096)
Other current assets	4,787	(8,862)	(483)
Workers' compensation receivable	(24,355)	--	--
Other assets	135	(1,509)	707
Accrued insurance premiums, health and
workers' compensation insurance reserves	(1,928)	3,796	6,047
Accrued payroll and payroll taxes	26,053	22,814	(4,822)
Accounts payable and other accrued liabilities	(101)	(1,566)	529
Income taxes payable	5,558	2,840	1,896
Customer deposits and prepayments	1,186	3,947	905
Long-term accrued health and workers'
compensation insurance reserves	(2,392)	13,623	27,519
Other long-term liabilities	604	45	(130)

Net cash provided by operating activities	21,819	37,532	6,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates
of deposit	(85,307)	(182,887)	(158,293)
Maturities of marketable securities and certificates
of deposit	70,435	127,443	167,300
Purchase of intangible assets	(7,312)	--	--
Capital expenditures	(3,127)	(607)	(7,492)

Net cash (used in) provided by investing activities	(25,311)	(56,051)	1,515

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends to shareholders	(4,529)	(4,145)	(3,094)
Proceeds from issuance of Series A Convertible
Redeemable Preferred Stock, net of issuance costs	27,686	--	--
Purchase of treasury stock	(16,272)	(136)	(100)
Proceeds from issuance of common shares	7,520	640	--
Repurchase of common shareholders' interests	--	--	(135)

Net cash provided by (used in) financing activities	14,405	(3,641)	(3,329)

Net increase (decrease) in cash and cash equivalents	10,913	(22,160)	4,660
Cash and cash equivalents - beginning of year	33,769	55,929	51,269

Cash and cash equivalents - end of year	$44,682	$33,769	$55,929

Supplemental disclosure of cash flow information:
Income taxes (refund) paid	(930)	$1,747	$(902)

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $000’s, except share and per share data)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – Gevity HR, Inc. and subsidiaries, (“the Company”) is headquartered in Bradenton, Florida and operates as one business segment. Gevity is a leading provider of end to end human capital management solutions that create business value and promote employee excellence by putting people first. The Company’s high-impact outsourcing services provide a competitive advantage to clients by helping them to find, develop and retain talent, manage the paperwork, and protect their business. Employee focused solutions are delivered by professionals in the Company's branch offices, supplemented by the industry’s leading Web-based technology. These solutions are provided to small and medium-sized businesses in the United States. The Company’s more than 900 employees are dedicated to providing businesses with typically between 5 and 100 employees, or to larger employers with multiple locations, access to a broad range of outsourced professional human resource services and to effectively become the ‘in-sourced’ human resources department for each such business. The Company has assembled, developed and deployed a very capable team of human resource professionals who have the human resource expertise necessary to deliver to the Company’s clients and their employees a comprehensive, fully integrated human resource solution that is generally available only to larger businesses.

        Delivered through a combination of centralized and local human resource consultants, as well as through leading edge Oracle-based, web-enabled technology, the Company’s tools and services are designed to positively impact each client’s business in two important ways. First, the Company believes that its clients and their employees benefit from the Company’s offering through increased work satisfaction that generally leads to higher productivity. Second, the Company expects that the general profitability of client businesses will be positively impacted since the Company’s services allow their clients’ managers to concentrate on revenue producing activities rather than the time consuming and increasingly complex burdens associated with employee administration.

        As of December 31, 2003, the Company served more than 7,500 clients, as measured by individual client Federal Employer Identification Numbers (“FEIN”), with approximately 106,000 active client employees, and maintained offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Massachusetts, Minnesota, New Jersey, New York, North Carolina, Tennessee and Texas.

        Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Gevity HR, Inc. and all of its wholly-owned subsidiaries: Staff Leasing, LLC; Concorda Insurance Company Limited; Gevity HR XII Corp.; Gevity HR XI, LLC; Gevity HR ASO, LLC and the operating limited partnerships (“OLPs”) of Gevity HR, LP; Gevity HR II, LP; Gevity HR III, LP; Gevity HR IV, LP; Gevity HR V, LP; Gevity HR VI, LP; Gevity HR VII, LP ; Gevity HR VIII, LP; Gevity HR IX, LP; and Gevity HR X, LP (hereafter, collectively, the “Company”). All intercompany balances and transactions have been eliminated.

        Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to the reserve for health benefit claims and workers’ compensation claims. Actual results could differ materially from those estimates.

        Cash Equivalents – Cash equivalents are defined as short-term investments with original maturities of three months or less.

        Marketable Securities – The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 2003 and December 31, 2002, all of the Company’s investments in marketable securities, including restricted and unrestricted, are classified as available-for-sale, and as a result, are reported at market value. Unrealized gains and losses, net of income taxes, are reported as a separate component of shareholders’ equity and comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The cost of investments sold is based on the specific identification method, and realized gains and losses are included in other income (expense).

        Property and Equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of the remaining estimated useful lives of the related assets or lease terms, as follows:

YEARS
Automobiles	5
Computer hardware and software	3 to 7
Furniture and equipment	5 to 7
Leasehold improvements	Life of lease

        Internal Use Software – Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the estimated useful lives of the software, generally three to five years. Costs incurred during the preliminary project stage, as well as general and administrative, overhead, maintenance and training, and costs that do not add functionality to existing systems, are expensed as incurred.

        Goodwill and Other Intangible Assets – As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be (1) separately disclosed from other intangible assets in the balance sheet, (2) no longer amortized, and (3) tested for impairment on a periodic basis. In accordance with SFAS 142, the Company no longer amortizes goodwill but reviews goodwill for impairment annually, or more frequently if certain indicators arise. The Company has elected the fourth quarter as the quarter to complete its annual goodwill impairment test. The Company concluded that there was no impairment of goodwill as of December 31, 2003 and December 31, 2002. Goodwill amortization expense was $733 for the year ended December 31, 2001. Pro forma net income (loss) and earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001, adjusted to eliminate historical amortization of goodwill and related tax effect are as follows:

		For the Years Ended December 31,
		2003	2002	2001
Net income (loss)	As reported	$15,391	$4,737	$(15,603)
Goodwill amortization, net of tax	As reported	--	--	440

Net income (loss)	Pro forma	$15,391	$4,737	$(15,163)

Basic earnings (loss) per share	As reported	$0.73	$0.23	$(0.76)
	Pro forma	$0.73	$0.23	$(0.74)
Diluted earnings (loss) per share	As reported	$0.62	$0.22	$(0.76)
	Pro forma	$0.62	$0.22	$(0.74)

        The Company adopted SFAS No. 141, Business Combinations, as of July 1, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Acquired intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

        Fair Value of Financial Instruments– The carrying values of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable and other accrued liabilities approximate fair value.

        Valuation of Long-Lived Assets – The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when indicators of impairment are present and undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying amount. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the related risk.

        Revenue Recognition – The gross billings that the Company charges its clients under its Professional Services Agreement include each client employee’s gross wages, a professional service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s professional service fee, which is primarily computed on a per employee basis, is intended to yield a profit to the Company and to cover the cost of human resource outsourcing services provided by the Company to the client, certain employment-related taxes and workers’ compensation insurance coverage. The component of the professional service fee related to human resource outsourcing services varies according to the size and location of the client. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll delivered to the client. The Company accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the client employee performs work. The Company accrues revenues and unbilled receivables for service fees relating to work performed by client employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.

        The Company reports revenues from service fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for professional service fees, health and retirement plan fees, workers’ compensation and unemployment insurance fees. The Company reports revenues on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. The Company reports revenues on a net basis for the amount billed to clients for employee salaries, wages and payroll-related taxes less amounts paid to client employees and taxing authorities for these salaries, wages and taxes.

        Historically the Company reported as revenue the full amount of its gross billings, including the portion that represents the gross wages of its clients’ employees. The Company changed from gross revenue reporting for client employee salaries, wages and certain payroll taxes during the fourth quarter of 2002. Based on the criteria established by EITF No. 99-19, the Company determined that the change better recognized the substance of the transactions between the Company and its clients. In addition, the change would better focus the Company on, and allow investors to better understand, the financial results of the Company’s core business. The change to a more preferable accounting method resulted in no effect on net income or earnings per share. Because of the significance of the reclassification of revenue and expense components to the income statement, the Company previously reflected the change as if it had occurred on January 1, 2000 in the Annual Report on Form 10-K for the Year Ended December 31, 2002.

        The table presented below reflects the effect of the change on the amounts previously reported for the year ended December 31, 2001, and the amounts that would have been reported for the years ended December 31, 2003 and December 31, 2002, under the gross revenue reporting method.

For the year ended December 31, 2003:

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$3,493,558	$(3,067,731)	$425,827
Cost of services	3,377,840	(3,067,731)	310,109
Gross profit	115,718	--	115,718
Operating expenses	94,133	--	94,133
Net income	$15,391	$--	$15,391

For the year ended December 31, 2002:

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$3,404,279	$(3,029,625)	$374,654
Cost of services	3,313,755	(3,029,625)	284,130
Gross profit	90,524	--	90,524
Operating expenses	85,548	--	85,548
Net income	$4,737	$--	$4,737

For the year ended December 31, 2001:

	Gross Revenue Reporting Method	Reclassification	Net Revenue Reporting Method
Revenues	$3,180,003	$(2,847,175)	$332,828
Cost of services	3,109,018	(2,847,175)	261,843
Gross profit	70,985	--	70,985
Operating expenses	100,273	--	100,273
Net loss	$(15,603)	$--	$(15,603)

        Sales and Marketing Commissions and Client Referral Fees – Sales and marketing commissions and client referral fees are expensed as incurred. Such expenses are classified as salaries, wages and commissions in the consolidated statements of operations.

        Workers’ Compensation Costs – The Company has maintained a loss sensitive workers’ compensation program since January 1, 2000. The program was with CNA Financial Corporation, (“CNA”) until December 31, 2002 and is with member insurance companies of American International Group, Inc. (“AIG”) effective January 1, 2003. The insured loss sensitive programs provide insurance coverage for claims incurred in each plan year but which will be paid out over future periods. In states where private insurance is not permitted, client employees are covered by state insurance funds.

        Workers’ compensation expense for the year is based upon premiums paid to the carrier for the current year coverage, estimated total cost of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the programs, the return on investment premium dollars paid as part of the program and the discount rate used to determine the present value of future payments to be made under the program. Additionally, any revisions to the estimates of the prior year loss sensitive programs are recognized in the current year. Workers’ compensation reserves are established based upon the present value of the future payments to be made under the program. A workers’ compensation receivable is established when premium dollars paid into the plan are in excess of required reserves (see Notes 6 and 11).

        At least annually, the Company obtains, from an independent actuary, a calculation of the estimated costs of claims incurred based on the Company’s current and historical loss development trends. The estimated costs of the claims calculated may be subsequently revised by the independent actuary based on future developments relating to such claims.

        Health Benefits – Claims incurred under the health benefit plans are expensed as incurred according to the terms of each contract. For certain contracts, liability reserves are established for the benefit claims reported but not yet paid and claims that have been incurred but not yet reported (see Note 10).

        Stock-Based Compensation – In December 2002, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-based Compensation and Accounting Principle Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has determined it will not voluntarily change to the fair-market method of accounting for stock-based employee compensation.

        As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company has elected to continue to account for its stock option plans in accordance with the intrinsic value method prescribed by APB Opinion 25 and related interpretations. Intrinsic value per share is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the options granted under the plans been determined based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reported as the pro forma amounts indicated below:

		For the Years Ended December 31,
		2003	2002	2001
Net income (loss)	As reported	$15,391	$4,737	$(15,603)
Less: employee compensation for stock
option program, net of tax effect	Pro forma	2,454	1,820	2,195

Net income (loss)	Pro forma	$12,937	$2,917	$(17,798)

Basic earnings (loss) per share	As reported	$0.73	$0.23	$(0.76)
	Pro forma	$0.61	$0.14	$(0.86)
Diluted earnings (loss) per share	As reported	$0.62	$0.22	$(0.76)
	Pro forma	$0.52	$0.14	$(0.86)

        Income Taxes – The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities.

        Earnings Per Share – The Company computes and discloses earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the year. Common equivalent shares are calculated using the treasury stock method for stock options and assumes conversion of the Company’s convertible, redeemable preferred stock.

        Comprehensive Income (Loss) – SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income and its components. Comprehensive income (loss) is defined as “the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources.” SFAS No. 130 requires that the Company’s change in unrealized gains and losses on equity securities available for sale be included in comprehensive income (loss).

        New Accounting Pronouncements – In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (Interpretation 46). In December 2003, the FASB issued a revision to Interpretation 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation 46, as revised, provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Interpretation 46 was effective immediately for VIEs created after January 31, 2003. The Company has evaluated the provisions of this interpretation and determined that it does not have a material impact on the Company’s consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The Company has evaluated the provisions of this statement and determined that it does not have a material impact on the Company’s consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations of the issuer. Generally, the statement is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the provisions of this statement and determined that it does not have a material impact on the Company’s consolidated financial statements.

2.         SEGMENT REPORTING

        The Company operates in one reportable segment under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, due to its centralized structure and the single bundled service offering that it provides to its clients. The Chief Operating Decision Maker of the Company, as defined in SFAS No. 131, reviews financial information on a Company-wide basis.

3.         CERTIFICATES OF DEPOSIT – RESTRICTED

        As of December 31, 2003, the Company had certificates of deposit, with original maturities of less than one year, that serve as collateral for certain standby letters of credit issued in connection with one of the Company’s health benefit plans and in connection with utility deposits. At December 31, 2002, the Company had certificates of deposit, with original maturities of less than one year, that served as collateral for certain standby letters of credit issued in connection with the Company’s workers’ compensation and one of the Company’s health benefit plans. Due to the short maturity of these instruments, the carrying amount approximates fair value. These interest-bearing certificates of deposit have been classified as restricted in the accompanying consolidated balance sheets. The interest earned on these certificates is recognized as interest income on the Company’s consolidated statements of operations.

4.         MARKETABLE SECURITIES — RESTRICTED

        At December 31, 2003 and December 31, 2002, the Company’s investment portfolio consisted of restricted marketable debt and equity securities classified as available-for-sale.

        Restricted marketable securities include collateral held in connection with the Company’s workers’ compensation programs, collateral held in connection with the Company’s general insurance programs and escrow amounts held in connection with the TeamStaff acquisition (see Note 8) and have been classified as restricted in the accompanying condensed consolidated balance sheets. Due to the short-term maturity of these instruments, the carrying amount approximates fair value. The interest earned on these certificates and securities is recognized as interest income on the Company’s consolidated statements of income.

        The carrying amount of the marketable securities portfolio by type and classification as of December 31, 2003 and December 31, 2002 is as follows:

	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
As of December 31, 2003:
Short-term
Auction market municipal bonds - restricted	$63,450	$ --	$63,450
Auction market preferred shares - restricted	11,700	--	11,700
Money market - restricted	9,121	--	9,121

Total short-term marketable securities - restricted	$84,271	$ --	$84,271

Long-term
Money market - restricted	$17,023	$ --	$17,023

As of December 31, 2002:
Short-term
Auction market municipal bonds- restricted	$57,799	$ 1	$57,800
Auction market preferred shares - restricted	8,200	--	8,200
Commercial paper - restricted	3,500	--	3,500
Money market - restricted	9,523	--	9,523

Total short-term marketable securities - restricted	$79,022	$ 1	$79,023

        For the year ended December 31, 2003, realized losses from the sale of securities approximated $100 based upon the specific identification method. There were no realized gains or losses on the sale of marketable securities for the year ended December 31, 2002.

        There were no unrealized gains or losses on marketable securities as of December 31, 2003. As of December 31, 2002, an unrealized gain, net of tax expense of $0.5, is reflected as other comprehensive income in the consolidated balance sheet.

5.         ACCOUNTS RECEIVABLE

        At December 31, 2003 and 2002, accounts receivable consisted of the following:

	December 31, 2003	December 31, 2002
Billed to clients	$6,415	$4,108
Unbilled revenues	95,225	84,025

	101,640	88,133
Less: Allowance for doubtful accounts	(811)	(831)

Total	$100,829	$87,302

6.        WORKERS’ COMPENSATION RECEIVABLE

        The Company established a loss sensitive workers’ compensation insurance program with AIG effective January 1, 2003. In 2003, the Company began to operate a wholly owned Bermuda-based insurance company as a component of its workers’ compensation insurance programs. See Note 11 regarding the Company’s prior years workers’ compensation insurance programs with CNA.

        The 2003 AIG workers’ compensation insurance program provides for a sharing of risk between the Company and AIG whereby AIG assumes risk in at least three areas within the program: (i) individual claim stop loss insurance risk; (ii) aggregate claim stop loss insurance risk; and (iii) premium payment credit risk.

        The Company, through its Bermuda-based insurance company, assumes risk related to claims not subject to the individual claim stop loss insurance amount and claims not subject to the aggregate claim stop loss insurance amount.

        With respect to the individual claim stop loss insurance risk, the Company is responsible for paying, through AIG, claim amounts related to the first $1 million per occurrence. Claim amounts in excess of $1 million per occurrence are insured through the AIG program. The Company, through its Bermuda based insurance company, remits premiums to AIG, to cover AIG’s estimate of claims related to the first $1 million per occurrence. Under the 2003 workers’ compensation insurance program, of the $85,000 of such premiums paid, the Company is guaranteed by AIG to receive a 2.42% per annum fixed return on $73,500 and 1.85% on the remaining amount so long as the premiums remain with AIG for at least 7 years. If excess premium payments are withdrawn prior to the 7-year period, the interest rate is adjusted downward based upon a sliding scale.

        With respect to the aggregate claim stop loss insurance risk, claim amounts in excess of 175% of the insurance company’s estimate of expected losses for the policy year are insured through the AIG program. The amount of the expected losses is established at the beginning of the policy year based on an expected volume of payroll. If the payroll volume varies during the year, the amount of the aggregate claim stop loss insurance risk changes proportionately. The Company generally does not pay additional premiums during the policy year unless payroll volume or actual losses exceed certain estimated amounts established at the beginning of the policy year. This results in premium payment credit risk to AIG. Additionally, AIG does not require collateral equal to the limits of the aggregate claim stop loss amount. The absence of this collateral requirement results in credit risk to AIG.

        Finally, with respect to the premium payment credit risk, this program is a fully insured policy written by AIG. If the Company were to fail to make premium payments to AIG as scheduled, then AIG would be responsible for the payment of all losses under the terms of the policy. AIG required the Company to provide $17,000 of collateral related to premium payment credit risk. The required collateral is provided in the form of cash and short-term investments placed into a trust account. The Company has reached an agreement with AIG whereby the $17,000 of collateral related to premium payment credit risk for the 2003 plan year will serve as collateral for the 2004 plan year. This amount, along with the related interest earned to date, has been included as long-term marketable securities – restricted as of December 31, 2003.

        The Company accrues for workers’ compensation costs under the AIG program based upon premiums paid, estimated total costs of claims to be paid by the Company that fall within the $1.0 million policy deductible, the administrative costs of the program, return on investment premium dollars paid and the discount rate used to determined the net present value of the expected future payments to be made under the program. At December 31, 2003 the discount rate used to calculate the present value of claim liability was 2.5%. Premium payments made to AIG during 2003 were in excess of the present value of the estimated claim liability. This resulted in a workers’ compensation receivable, net, at December 31, 2003.

        The following table summarizes the activity related to the 2003 AIG workers’ compensation insurance program:

Premium payments to AIG	$85,000
Interest earned on premium payments	776
Claims paid by AIG	(14,502)
Present value of future claims liabilities	(46,919)

Total workers' compensation receivable	24,355
Short-term workers' compensation receivable, net	11,734

Long-term workers' compensation receivable, net	$12,621

7.         PROPERTY AND EQUIPMENT

        At December 31, 2003 and 2002, property and equipment consisted of the following:

	December 31, 2003	December 31, 2002
Leasehold improvements	$2,542	$2,426
Furniture and fixtures	3,452	3,403
Vehicles	--	25
Equipment	2,128	2,111
Computer hardware and software	42,469	46,482

Total property and equipment	50,591	54,447
Less accumulated depreciation	(38,338)	(38,049)

	$12,253	$16,398

        For the years ended December 31, 2003, 2002, and 2001, depreciation expense was $7,184, $7,783, and $8,475, respectively.

8.         INTANGIBLE ASSETS

TeamStaff Acquisition

        On November 17, 2003, the Company acquired the human resource outsourcing client portfolio of TeamStaff, Inc, a New Jersey corporation (“TeamStaff”) together with other assets. The transaction was accomplished through an assignment by TeamStaff (and its subsidiaries) to the Company of all of its client service agreements, which covered over 1,500 clients and over 16,000 client employees. The other assets acquired consisted primarily of a proprietary benefits reconciliation software program and leases of certain office space occupied by TeamStaff. In addition, approximately 70 internal employees of TeamStaff became employees of the Company.

        The purchase price for the acquired assets was $9,683 (including direct acquisition costs of approximately $183), which the Company paid in cash from its internal funds. Of this amount, $2,500 is being held in an escrow account and will be disbursed based upon the retention of clients acquired and new clients obtained by former sales personnel of TeamStaff. Retention will be measured by the comparison of annualized professional service fees for the transferred clients as of November 17, 2003, with annualized professional service fees for the total of all former TeamStaff clients and new clients obtained by former TeamStaff sales personnel that process a payroll after February 14, 2004. To the extent that the annualized professional fees for those client payrolls processed after February 14, 2004 is less than the November 17, 2003 annualized professional service fees, the amount of such difference will be paid from the escrow account to the Company (up to a maximum of $2,500). The remaining escrow balance, if any, will be paid to TeamStaff. The Company estimates that the client retention during the measurement period will be in excess of 90%.

        The TeamStaff acquisition was accounted for by the purchase method, in accordance with SFAS No. 141, Business Combinations. The results of operations for TeamStaff are included in the Company’s statement of operations for the period November 17, 2003 through December 31, 2003. The purchase price of $7,183 (excluding $2,500 of contingent purchase price included with marketable securities-restricted as of December 31, 2003) was allocated to assets acquired based upon their estimated fair value on the date of acquisition as determined by third party valuation and management estimates. This resulted in 100% of the purchase price being allocated to the client list intangible asset. This intangible asset is being amortized on a straight-line basis over its estimated useful life of 5 years. At December 31, 2003, the TeamStaff client list intangible asset is equal to $7,004 (net of accumulated amortization of $179). Resolution of the contingency may result in an additional amount (up to $2,500) allocated to the intangible asset.

        In accordance with the TeamStaff purchase agreement, TeamStaff and the Company agreed to pro-rate certain November costs and TeamStaff agreed to pay the Company for the assumption of certain employment related liabilities. TeamStaff also agreed to perform transition services through January 31, 2004, for a fee and the Company agreed to process payroll for TeamStaff’s internal employees under a co-employment arrangement through December 31, 2003. In connection with the above, and as a result of net cash received by TeamStaff related to client billings subsequent to November 17, 2003, the Company has recorded a receivable from TeamStaff of approximately $2,671 at December 31, 2003. This receivable is included in other current assets on the Company’s Consolidated Balance Sheet as of December 31, 2003. TeamStaff is currently reviewing the components of the receivable. As a result, the receivable as of December 31, 2003, has not been agreed to by both parties.

Other

        During the year ended December 31, 2003, the Company purchased a client list for approximately $129 (including direct acquisition costs of $27). At December 31, 2003, the portion of the intangible asset related to this client list (which is being amortized on a straight-line basis over the estimated useful life of 5 years) is equal to $124 (net of accumulated amortization of $5).

9.         OTHER ASSETS

        At December 31, 2003 and 2002, other current assets consisted of the following:

	December 31, 2003	December 31, 2002
Due from TeamStaff	$2,671	$--
Prepaid insurance	755	9,129
Employee receivables	1,618	1,409
Prepaid employment taxes	1,380	805
Other prepaid expenses	1,271	1,310
Other receivables	310	362
Short-term deposits	276	--
Other	--	53

Total other current assets	$8,281	$13,068

        See Note 8 for a discussion of amounts Due from TeamStaff.

        At December 31, 2003 and 2002, other assets consisted of the following:

	December 31, 2003	December 31, 2002
Deposits	$5,568	$5,678
Other	40	67

	$5,608	$5,745

        For the years ended December 31, 2003, 2002 and 2001, other amortization expense, related to other assets, was $2, $333, and $54, respectively.

10.         HEALTH BENEFITS

        Blue Cross Blue Shield of Florida (“BCBS”) is the primary partner in Florida, delivering medical care benefits to approximately 22,000 Florida client employees. The Company’s policy with BCBS is a minimum premium policy expiring September 30, 2005. Pursuant to this policy, the Company is obligated to reimburse BCBS for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and the aggregate loss coverage is provided to the Company at the level of 115% of projected claims. The Company’s obligation to BCBS related to incurred but not reported claims is secured by a letter of credit. As of December 31, 2003, the amount of the letter of credit for BCBS securing such obligations was $6,000. The amount of the letter of credit is intended to approximate one month’s claims payments. The policy allows for an adjustment to the letter of credit amounts based on premium volume and for increases to the claims payment factor to a maximum of two months of expected claims payments.

        Aetna is the primary medical care benefits provider for approximately 16,000 client employees throughout the remainder of the country including client employees acquired in the TeamStaff acquisition. The Company’s 2004 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement whereby the PPO plan is subject to a 7.5% additional premium if actual claims are greater than projected at the inception of the policy year. Client employees acquired in the TeamStaff acquisition continue to be provided medical care benefits under existing Aetna medical benefit plan policies that are subject to guaranteed cost contracts that cap the Company’s annual liability.

        The Company provides to approximately 1,000 client employees, in various areas of the country, regional medical benefit plans. Medical benefit plan providers under such plans are Kaiser Foundation Health Plan, Inc. in California, Health Partners (Minnesota) in Minnesota, Harvard Pilgrim Healthcare in Massachusetts and Capital Health Plans in the Tallahassee, Florida region.

        The Company’s dental plans, which include both a PPO and HMO offering, are primarily provided by Aetna for all client employees who elect coverage. In addition, Delta Dental provides dental coverage for certain client employees acquired in the TeamStaff acquisition. All dental plans are subject to guaranteed cost contracts that cap the Company’s annual liability.

        In addition to dental coverage, the Company offers various guaranteed cost insurance programs to client employees such as vision care, life, accidental death and dismemberment, short-term disability and long-term disability.

        In certain instances, the Company decides to make a contribution toward the medical benefit plan costs of certain clients. This contribution is referred to as a health benefit subsidy. The addition of the client employees of these clients as participants in the Company’s medical benefit plans helps to stabilize the overall claims experience risk associated with those plans. An aggregate health benefit subsidy in excess of a planned amount may occur when medical cost inflation exceeds expected medical cost trends or when medical benefit plan enrollment of those who qualify for a subsidy exceeds expectations. During the years ended December 31, 2003, 2002 and 2001, the Company recorded an aggregate health benefit subsidy of $0, $9,500 and $9,283, respectively.

        Included in accrued insurance premiums, health and workers’ compensation insurance reserves at December 31, 2003 and December 31, 2002 are $20,233 and $20,274, respectively, of short-term liabilities related to the Company’s health care plans. Included in long-term accrued health and workers’ compensation reserves at December 31, 2002 are $1,000 of long-term liabilities related to the Company’s health benefit plans. There were no long-term liabilities related to the Company’s health benefit plans at December 31, 2003.

        Health benefit reserves are based primarily upon an independent actuarial estimate of claims incurred but not reported and for claims reported but not yet paid. The calculation of these reserves is based upon a number of factors, including current and historical claims payment patterns and medical trend rates.

11.         WORKERS’ COMPENSATION INSURANCE RESERVES

        The Company has loss sensitive workers’ compensation insurance programs with CNA for policy years 2000, 2001 and 2002. See Note 6 regarding the Company’s 2003 workers’ compensation insurance program with AIG.

        The CNA insurance program provides for a sharing of risk between the Company and CNA whereby CNA assumes risk in at least four areas within the program: (i) individual claim stop loss insurance risk; (ii) aggregate claim stop loss insurance risk; (iii) claim payment timing risk; and (iv) premium payment credit risk.

        The Company assumes risk related to claims not subject to the individual claim stop loss insurance amount, claims not subject to the aggregate claim stop loss insurance amount and claims not subject to the claim payment timing risk.

        With respect to the individual claim stop loss insurance risk, the Company is responsible for paying, through CNA, claim amounts related to the first $1 million per occurrence. Claim amounts in excess of $1 million per occurrence are insured through the CNA program.

        With respect to the aggregate claim stop loss insurance risk, the Company is responsible for remitting premium payments to CNA sufficient to fund 130% of the insurance company’s estimate of expected losses for the policy year. The amount of the expected losses is established at the beginning of the policy year based on an expected volume of payroll. If the payroll volume varies during the year, the amount of the aggregate claim stop loss insurance risk changes proportionately. Total claims amounts during the policy year that exceed 130% of the expected loss amount are insured through the CNA program. The Company generally does not pay additional premiums during the policy year unless payroll volume or losses exceed the estimated amounts established at the beginning of the policy year.

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

        For the 2000 and 2001 programs, the Company guaranteed that the premium paid to CNA would earn an annual rate of return equal to seven percent. For the 2002 program, the Company guaranteed CNA that the premium would earn a rate of return equal to four and one-quarter percent. The Company is required to pay additional premiums to CNA after the close of each calendar year based on the difference between the actual return earned by the premium paid and the guaranteed annual rate of return. The additional premium paid to CNA is used to pay claims incurred during the policy year and is included in the amount of accrued insurance premium reserves at December 31, 2003 and December 31, 2002.

        Finally, with respect to the premium payment credit risk, since this program is a fully insured policy written by CNA, if the Company were to fail to make premium payments to CNA as scheduled, then CNA would be responsible for the payment of all losses under the terms of the policy. CNA does require the Company to provide collateral based on the estimate of expected losses for each policy year. The payment of first year claims by the Company and premium payments to fund claims to be paid in later years by CNA reduce the amount of the total collateral to be provided by the Company. The required collateral can be provided in the form of deposits paid to CNA, cash and short-term investments placed into a trust account, letters of credit and surety bond collateral provided by independent surety bond companies. CNA does not receive collateral equal to the limits of the aggregate claim stop loss insurance amount, which is 130% of the estimate of the expected losses for the policy year. Such collateral amount is established at the beginning of the policy year and actual payroll volumes may vary, resulting in a difference in the amount of expected losses and in the amount of collateral provided based on estimates of expected losses made at the inception of each policy year. Such variances, in addition to not receiving collateral equal to the aggregate claim stop loss amount, results in credit and premium payment risk to CNA.

        The Company accrues for workers’ compensation costs under the CNA program based upon payroll dollars paid to client employees, the specific risks associated with the type of work performed by the client employees, the administrative costs of the program, the expected rate of return earned by premium dollars paid to CNA as part of the program and the discount rate used to determine the present value of future payments to be made under the program. Total liabilities for workers’ compensation costs at December 31, 2003 and December 31, 2002, were $71,118 and $74,397, respectively, of which $59,280 and $60,672, respectively, were classified as long-term. The discount rate used to calculate the present value of the claim liabilities was 2.5% at December 31, 2003 and 4.0% at December 31, 2002.

        The Company had issued $7,000 in standby letters of credit at December 31, 2002, in conjunction with the Company’s CNA workers’ compensation insurance programs. There were no standby letters of credit issued in connection with the CNA policies at December 31, 2003. In addition, the Company had pledged $79,136 and $79,023 in restricted marketable securities at December 31, 2003 and December 31, 2002, respectively, as collateral for the Company’s CNA workers’ compensation programs.

12.         COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company occupies office facilities and leases office equipment under operating leases, which expire in various years through 2009. Rent expense was $5,639, $5,015, and $5,040 for the years ended December 31, 2003, 2002, and 2001, respectively. Future minimum payments under non-cancelable operating leases as of December 31, 2003 are as follows:

Year Ending December 31,	Amount

2004	$5,337
2005	3,698
2006	1,393
2007	653
2008	593
Thereafter	142

$11,816

Litigation

        On April 30, 1999, a shareholder of the Company brought a class action in the Twelfth Judicial Division, Manatee County, Florida, against the Company and certain of its directors alleging that the directors and senior officers of the Company breached their fiduciary duty to shareholders by failing to pursue a proposal from Paribas Principal Partners to acquire the Company in order to entrench themselves in the management of the Company. At a hearing held on September 26, 2003, the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida, approved settlement of the class action lawsuit. The terms of the settlement include no admission of liability or wrongdoing on the part of the Company or the individual defendants, and call for payment in the total amount of $1.8 million to the class members who make a claim and do not request exclusion, inclusive of attorneys’ fees and costs. The settlement will be paid out of insurance proceeds with no financial impact to the Company.

        On August 12, 2003, a former employee filed a lawsuit against the Company, (Donald Lauderback vs. Gevity HR, Inc., d/b/a Gevity Health Plan) in the U.S. District Court for the Northern District of Texas. The plaintiff sought monetary damages based on his claim that the Company wrongfully terminated him after approximately two weeks of employment, for raising concerns related to the operation of the Company’s health insurance programs. He also sought monetary damages for a purported class of individuals based on the manner in which the Company operated its health insurance programs. On February 27, 2004, the Court granted the Company’s Motion to Dismiss All Claims and on March 1, 2004, entered Final Judgment in which all of Plaintiff’s claims were dismissed with prejudice.

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

Regulatory Matters

        The Company’s employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these rules affect all companies in the U.S. However, the rules that govern Professional Employer Organizations (“PEOs”) constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship between the PEO, the client and the client employees. Many federal and state laws relating to tax and employment matters were enacted before the widespread existence of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs are not “employers” of certain client employees for purposes of the Internal Revenue Code of 1986, as amended (the “Code”), the tax qualified status of the Company’s defined contribution retirement plan as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company, as defined, may no longer be able to assume the client’s federal employment tax withholding obligations and certain defined employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended.

        On May 13, 2002, the IRS released guidance applicable solely to the tax-qualified status of defined contribution retirement plans maintained by PEOs. In that guidance, the IRS declared that it would not assert a violation of the exclusive benefit rule under Section 401(a) of the Code if a PEO that maintains a single employer defined contribution retirement plan for client employees takes certain remedial action by the last day of the first plan year beginning on or after January 1, 2003. The Company maintained a frozen single employer defined contribution retirement plan benefiting certain client employees and took remedial action to qualify for the relief provided under the IRS guidance within the applicable deadline. As part of the remedial action, all of the plan’s assets (approximately $884) were transferred out of the plan, as directed by participants, and the plan was terminated.

        The Company also maintains two defined contribution retirement plans (including a multiple employer plan acquired in the TeamStaff acquisition) with participants that include client employees. The plans are designed as multiple employer plans and, as such, their status is unaffected by the recent IRS guidance. Any other adverse developments in the above noted areas could have a material effect on the Company’s financial condition and future results of operations.

13.        CONVERTIBLE REDEEMABLE PREFERRED STOCK

        On June 6, 2003, the Company sold its Series A Convertible, Redeemable Preferred Stock (the “Series A Preferred Stock”),to Frontenac VIII Limited Partnership and Frontenac Masters VIII Limited Partnership each a limited partnership and an affiliate of Frontenac Company LLC, (collectively, “Frontenac”), SunTrust Equity Funding, LLC d/b/a/ SunTrust Equity Partners, BVCF IV, L.P., an affiliate of Adams Street Partners, LLC and C&B Capital, L.P. (collectively, the “Purchasers”). This sale was pursuant to the Preferred Stock Purchase Agreement dated as of April 24, 2003, as amended on June 3, 2003 to include C&B Capital, L.P. as an additional purchaser (as amended, the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company agreed to issue and sell to the Purchasers an aggregate of 30,000 shares of the Series A Preferred Stock, par value of $0.01, for a purchase price of $1,000 per share (“Liquidation Value”). The Purchase Agreement was entered into pursuant to a letter agreement dated March 5, 2003. Proceeds from the sale totaled $27,686, net of issuance costs of $2,314.

        Proceeds from the transaction totaling $16,272 were used to purchase from Charles S. Craig, a former director of the Company, 2,997,734 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”), at a net price of $5.38 per share, and to purchase from him options to purchase 60,000 shares of Common Stock for an aggregate price of $144. The remaining proceeds were partially used to fund the TeamStaff acquisition ($9,683), with the remaining balance added to the Company’s working capital.

Dividends

        Holders of the Series A Preferred Stock are entitled to receive dividends equal to 4% per annum. Dividends accrue on a daily basis on the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends. Such dividends accrue whether or not they have been declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends. All dividends accrued on the Series A Preferred Stock are payable in cash on January 31, April 30, July 31, and October 31 of each year, beginning July 31, 2003. As of December 31, 2003, the Company had accrued $201 of preferred stock dividends related to the January 31, 2004 dividend payment date.

        To the extent the Company declares or pays any dividends (other than in stock) on the Company’s Common Stock and the dividend is greater than the dividend the holders of the Series A Preferred Stock would otherwise receive, the holders of the Series A Preferred Stock must be paid a comparable dividend based upon the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock had all of the outstanding Series A Preferred Stock been converted immediately prior to the record date for the Common Stock dividend. In June 2003, the Company declared a cash dividend of $0.05 per share on its Common Stock for shareholders of record on July 15, 2003. In July 2003, the Company paid $276 of preferred stock dividends based upon the value of the Common Stock dividend on an “as if converted” basis.

        Under the terms of the Series A Preferred Stock, the consent of the Majority Holders (currently Frontenac), as defined in the Purchase Agreement, were or will be required for the payment of dividends to the Common Stock holders in excess of 50% of net income for 2003 and 2004, in excess of 40% of net income for 2005, and in excess of 30% of net income thereafter, so long as Frontenac holds (or is entitled to vote) a majority of the Preferred Stock.

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

Company Call Rights

        If at any time after June 6, 2005, the average closing prices for the Company’s Common Stock has equaled or exceeded $21.76 for a period of at least 30 consecutive trading days preceding the date of a liquidity notice given by the Company to the holders of Series A Preferred Stock, then the Company may choose to effect a Liquidity Event. A Liquidity Event is defined as, at the Company’s option, the consummation of an underwritten public offering, the closing of a purchase by the Company of the Series A Preferred Stock or a combination of both. Upon the happening of a Liquidity Event, holders of the Series A Preferred Stock will receive, with respect to at least 50% of their outstanding Series A Preferred Stock, cash in an amount per share of Common Stock into which the Series A Preferred Stock is convertible, equal to:

•	if a public offering, the price per share paid by the purchasers in the public offering; and,

•	if a purchase by the Company, the market price per share of Common Stock as of the date of the Liquidity Event;

but in either case not less than $21.76. Any shares of Series A Preferred Stock not purchased by the Company or sold in the public offering will automatically convert into Common Stock.

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

F-25

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

        If the Majority Holders deem an event to be a Liquidation Event, the holders of the Series A Preferred Stock will be entitled to receive a payment equal to the Liquidation Payment Amount.

Registration Rights

        The Company and the Purchasers entered into a Registration Rights Agreement under which the Purchasers and subsequent holders of the Series A Preferred Stock have been granted certain demand and piggyback registration rights with respect to the shares of Common Stock issuable upon conversion of the Series A Preferred Stock.

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

        As of December 31, 2003, the Company is not aware of any event of noncompliance.

Financial Statement Presentation

        The Company has classified the Series A Preferred Stock outside of permanent equity as a result of certain redemption features. The Series A Preferred Stock was recorded at its fair value on the date of issuance of approximately $30,000 less issuance costs of $2,314, and less an allocation of $27,298 to a beneficial conversion feature. The beneficial conversion feature resulted from the conversion feature of the Series A Preferred Stock that was in-the-money at the date of issuance attributable to the increase in the market price of the Company’s Common Stock during the period from the date on which the conversion price was fixed (approximating market price at that time) and the date on which the Series A Preferred Stock was issued. The beneficial conversion feature is calculated as the difference between the market price and the conversion price on the date of issuance, multiplied by the number of shares of Common Stock into which the Series A Preferred Stock is convertible. The beneficial conversion amount is recorded as a reduction of the carrying value of the Series A Preferred Stock and an increase to additional paid-in-capital. The difference between the aggregate Liquidation Value of $30,000 and the initial balance of $388 recorded in the Series A Preferred Stock account on the Company’s balance sheet, as a result of the beneficial conversion feature and the cost of issuance (“Redemption Value”), is being accreted over the periods from the date of issuance to the respective Demand Redemption Dates for each 10,000 share tranche, utilizing the interest method. Accretion of the Redemption Value is recognized as an increase in the carrying value of the Series A Preferred Stock and as a return to the holders of Series A Preferred Stock and approximated $166 for the year ended December 31, 2003.

14.         RELATED PARTIES

        Certain members of the Board of Directors utilized the services of the Company with respect to themselves and/or their companies. The amount of service fees paid by the directors or their companies was $60, $60 and $66 in 2003, 2002, and 2001, respectively.

15.         RETIREMENT PLAN

        The Company offers a defined contribution 401(k) retirement plan to its internal employees as well as its external client employees. In 2002, the Company did not match any portion of internal employees’ elective contributions. In 2001 and 2003, the Company matched 50% of internal employees’ contributions up to a maximum of 2% of employees’ compensation. The Company had 401(k) retirement matching expense of $184, $0 and $464, for the years 2003, 2002, and 2001, respectively. The Company’s 401(k) plan is designed to be a “multiple employer” plan under the Internal Revenue Code Section 413(c). This “multiple employer” plan enables employee-owners, as well as highly compensated internal and external employees of the Company, to participate.

16.         GEOGRAPHIC MARKET CONCENTRATION AND DEPENDENCE ON KEY VENDORS

        Geographic Market Concentration – As of December 31, 2003, the Company had offices in thirteen states and client employees in 49 states. The Company’s Florida client billings accounted for 61%, 74% and 68% of the Company’s total client billings in 2003, 2002 and 2001, respectively. As a result of the size of the Company’s base of client employees in Florida, the Company’s profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in Florida. Any adverse change in either of these conditions could have a material adverse effect on the Company’s future profitability and growth prospects.

        Dependence on Key Vendors – The maintenance of insurance plans including workers’ compensation and health that cover client employees is a significant part of the Company’s business. The current contracts are provided by vendors on terms that the Company believes to be favorable. While the Company believes that replacement contracts could be obtained on competitive terms with other carriers, such replacement could cause a significant disruption to the Company’s business resulting in a decrease in client retention and general dissatisfaction with the Company’s service offering. This, in turn, could have a material adverse effect on the Company’s future results of operations or financial condition.

17.         EQUITY

Employee Stock Option Plan

        In 1997, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan”). The 1997 Plan provides for various equity incentives, including options, to be granted to key employees, officers, and directors of Gevity HR, Inc. Initially, 2,500,000 shares of common stock were authorized for issuance under the 1997 plan. In May of 2000, shareholders approved an amendment to the plan that increased the number of shares reserved for issuance under the plan to 4,500,000 shares. Options granted to date under the 1997 Plan generally have a vesting period of 4 years for officers and key employees and generally are immediately vested for non-employee directors. Options generally may not be exercised more than 10 years from the date of the grant.

        In May 2002, the shareholders approved the 2002 Incentive Plan (the “2002 Plan”). The 2002 Plan provides for various equity incentives including options, to be granted to key employees, officers, and directors of Gevity HR, Inc. Under the 2002 Plan, 2,000,000 shares of Common Stock were authorized for issuance. Options granted to date under the 2002 Plan have a vesting period of 4 years and may not be exercised more than 10 years from the date of the grant.

        Under both stock option plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and accordingly under APB No. 25, no compensation expense is recognized. For pro forma disclosure purposes (included in Note 1), in accordance with SFAS No. 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	4.61%	5.03%	5.40%
Expected dividend yield	1.10%	5.13%	8.85%
Expected volatility	77.18%	79.61%	81.49%
Expected option life (in years)	7.0	7.0	6.4

        Using the Black-Scholes option-pricing model, the weighted-average fair values of options at their grant date during 2003, 2002 and 2001 were $11.78, $1.90 and $0.76, respectively.

        The following table summarizes the activity in the Company’s stock option plans for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,217,433	$4.61	3,534,233	$5.13	2,832,853	$6.52
Granted	1,164,239	$17.95	2,277,000	$1.90	1,398,500	$2.12
Exercised	(1,440,920)	$5.23	(8,750)	$2.01	--	--
Forfeited	(444,824)	$4.93	(585,050)	$4.75	(697,120)	$4.75

Outstanding at end of year	4,495,928	$7.83	5,217,433	$4.61	3,534,233	$5.13

Exercisable at end of year	1,526,714	$6.34	1,910,717	$6.57	1,289,020	$8.18

        Components of stock options outstanding under the Company’s options plans as of December 31, 2003 are as follows:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number of Shares	Remaining Contractual Life		Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 0.00 - $ 2.95	627,478	7.9	Years	$1.78	223,978	$1.72
$ 2.96 - $ 5.90	2,452,747	8.2	Years	$3.84	881,272	$3.82
$ 5.91 - $ 8.85	117,026	6.2	Years	$8.33	108,776	$8.44
$ 8.86 - $11.80	143,488	5.7	Years	$11.02	83,488	$11.60
$11.81 - $14.75	62,000	5.5	Years	$12.53	55,000	$12.38
$14.76 - $17.70	466,700	8.9	Years	$16.87	51,700	$17.00
$17.71 - $20.65	64,500	3.7	Years	$18.45	52,500	$18.06
$20.66 - $23.60	561,989	10.0	Years	$21.85	70,000	$21.85

	4,495,928	8.2	Years	$7.83	1,526,714	$6.34

Employee Stock Purchase Plan

        The Company has a shareholder approved employee stock purchase plan. The first offering period of the plan was from July 1 through December 31, 2001. Internal employees of the Company, who regularly work more than 20 hours per week and have been employed with the Company for at least ninety days prior to the offering period, are eligible to participate in the plan. Participants, through payroll deduction, may purchase a maximum of 500 shares during the offering period at a cost of 85% of the lower of the stock price as of the beginning and ending of the stock offering period. During 2003, 45,500 shares of common stock (from treasury) were sold to employees participating in the Company’s employee stock purchase plan for proceeds of approximately $156. Employees purchased 45,255 shares under this plan during 2002 for proceeds of approximately $124. During 2002, the Company purchased in the open market 34,000 shares of stock at a cost of $136 to be held for the employee stock purchase plan.

18.         EARNINGS PER SHARE

        The reconciliation of net income (loss) attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings (loss) per share for the years ended December 31, 2003 and 2002 is as follows:

	Net income (Numerator)	Shares (Denominator)	Per Share Amount

For the year ended 2003:
Basic EPS:
Net income	$15,391
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	166
Preferred stock dividends	781

Net income attributable to common shareholders	14,444	19,686,185	$ 0.73

Effect of dilutive securities:
Options	--	1,805,199
Convertible, redeemable preferred stock	947	3,157,735

Diluted EPS:
Net income	$15,391	24,649,119	$ 0.62

For the year ended 2002:
Basic EPS:
Net income	$4,737	20,722,100	$ 0.23

Effect of dilutive securities:
Options	--	351,834

Diluted EPS:
Net income	$4,737	21,073,934	$ 0.22

For the years ended 2003, 2002, and 2001 approximately 219,000, 2,459,000 and 2,418,000 shares respectively, (weighted for the time period they were outstanding) were excluded from the diluted earnings per share calculation because they were anti-dilutive.

19.         INCOME TAXES

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

        The provision for income taxes for the year ended December 31, 2003 is as follows:

	Current	Deferred	Total

U. S. Federal Tax	$4,318	$2,625	$6,943
State and local tax	312	326	638

Total provision	$4,630	$2,951	$7,581

        The provision (benefit) for income taxes for the year ended December 31, 2002 is as follows:

	Current	Deferred	Total

U. S. Federal Tax	$1,024	$(10,413)	$(9,389)
State and local tax	669	(406)	263

Total provision (benefit)	$4,608	$(2,257)	$2,351

        The provision (benefit) for income taxes for the year ended December 31, 2001 is as follows:

	Current	Deferred	Total

U. S. Federal Tax	$1,024	$(10,413)	$(9,389)
State and local tax	(39)	(974)	(1,013)

Total provision (benefit)	$985	$(11,387)	$(10,402)

        The reconciliation of the income tax amounts based on the statutory U.S. Federal rate to the amounts based on the effective tax rate for the years ended December 31, 2003, 2002 and 2001, is as follows:

	2003	2002	2001

Statutory U.S. Federal tax at 35%
(34% for 2001)	$8,040	$2,481	$(8,842)
Increase (reduction) from:
State and local tax, less Federal benefit	638	263	(1,013)
Tax credits	(1,108)	(626)	(660)
Other, net	11	233	113

Total tax provision (benefit)	$7,581	$2,351	$(10,402)

Effective tax rate	33.0%	33.2%	40.0%

        The components of deferred tax assets and liabilities included on the balance sheet at December 31, 2003 and 2002 are as follows:

	2003	2002

Deferred Tax Assets:
Tax basis in excess of book basis of intangible assets	$1,524	$2,297
Reserves not currently deductible	34,135	39,603
Tax credit carryover	4,108	--

Total deferred tax assets	39,767	41,900

Deferred Tax Liabilities:
Unearned revenue	35,833	31,620
Depreciation	1,820	2,173

Total deferred tax liabilities	37,653	33,793

Net deferred tax asset	$2,114	$8,107

Balance Sheet Classification:
Current:
Net current deferred tax asset	$2,410	$7,984
Non-current:
Net non-current deferred tax (liability) asset	(296)	123

Net deferred tax asset	$2,114	$8,107

        The Company received income tax refunds, net of tax payments, of $930 in 2003 and $902 in 2001. The Company paid $1,747 of income taxes in 2002. In 2003, the Company generated $1,705 of tax credits, resulting in a credit carryforward of $4,108. In 2002, the Company generated $961 of tax credits. As of December 31, 2003 the Company has not reduced the net deferred tax asset recorded by a valuation allowance. Management has determined that based upon the weight of current available evidence, it is more likely than not that all of the net deferred tax asset will be realized.

20.         QUARTERLY FINANCIAL DATA (UNAUDITED):

        The following table presents certain unaudited results of operations data for the interim quarterly periods during the years ended December 31, 2003 and 2002. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America, have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period.

	Quarter Ended
	2003				2002
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(Dollars in thousands, except per share data)
Revenues	$118,082	$102,833	$102,142	$102,770	$96,203	$94,417	$92,901	$91,133
Gross Profit	$34,285	$28,794	$27,861	$24,778	$22,700	$22,202	$22,571	$23,050
Gross Profit
margin	29.0%	28.0%	27.3%	24.1%	23.6%	23.5%	24.3%	25.3%
Operating income	$7,372	$5,737	$4,976	$3,500	$1,399	$1,423	$1,162	$992
Net income	$5,056	$4,118	$3,617	$2,600	$1,326	$1,311	$1,109	$990
Earnings
per share:
-Basic	$0.25	$0.21	$0.16	$0.12	$0.06	$0.06	$0.05	$0.05
-Diluted	$0.19	$0.16	$0.15	$0.12	$0.06	$0.06	$0.05	$0.05

21. SUBSEQUENT EVENT

        On March 11, 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock, payable on April 30, 2004, to holders of record on April 15, 2004.

S-1

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS
(IN THOUSANDS OF DOLLARS)

BALANCE, JANUARY 1, 2003	PROVISION FOR BAD DEBTS	DETERMINED UNCOLLECTIBLE	ACCOUNT RECOVERIES	BALANCE, DECEMBER 31, 2003
$831	$305	$(568)	$243	$811

BALANCE, JANUARY 1, 2002	PROVISION FOR BAD DEBTS	DETERMINED UNCOLLECTIBLE	ACCOUNT RECOVERIES	BALANCE, DECEMBER 31, 2002
$747	$491	$(739)	$332	$831

BALANCE, JANUARY 1, 2001	PROVISION FOR BAD DEBTS	DETERMINED UNCOLLECTIBLE	ACCOUNT RECOVERIES	BALANCE, DECEMBER 31, 2001
$640	$363	$(479)	$223	$747

S-1