Form 10-Q
period 2004-03-31
GEVITY HR INC
filed 2004-05-10
CIK 1035185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  (Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

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

Yes ☒   No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of common stock	Outstanding as of May 4, 2004
Par value $0.01 per share	19,462,083

PART I.       FINANCIAL INFORMATION

Item 1. Financial Statements

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in $000's, except share and per share data)

	For the Three Months Ended March 31,
	2004	2003

Revenues	$125,912	$102,770
Cost of services	90,122	77,992

Gross profit	35,790	24,778

Operating expenses:
Salaries, wages and commissions	16,278	12,528
Other general and administrative	8,128	6,926
Depreciation and amortization	2,180	1,824

Total operating expenses	26,586	21,278

Operating income	9,204	3,500
Interest income, net	286	400
Other income (expense), net	10	(19)

Income before income taxes	9,500	3,881
Income tax provision	3,135	1,281

Net income	6,365	2,600

Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	94	--

Preferred stock dividends	321	--

Net income attributable to common shareholders	$5,950	$2,600

Net income per common share
- Basic	$0.31	$0.12

- Diluted	$0.24	$0.12

Weighted average common shares outstanding
- Basic	19,319,674	20,824,230
- Diluted	26,771,949	21,813,219

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in $000’s, except share and per share data)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$32,321	$44,682
Certificates of deposit – restricted	6,032	6,032
Marketable securities – restricted	83,469	84,271
Accounts receivable, net	127,588	100,829
Short-term workers' compensation receivable, net	11,734	11,734

Deferred tax asset, net	1,424	2,410
Other current assets	14,560	8,281

Total current assets	277,128	258,239
Property and equipment, net	11,679	12,253
Long-term marketable securities – restricted	18,302	17,023

Long-term workers' compensation receivable, net	27,336	12,621
Intangible assets, net	43,943	7,128

Goodwill	8,692	8,692

Other assets	5,958	5,608

Total assets	$393,038	$321,564

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
UNAUDITED
(in $000’s, except share and per share data)

	March 31, 2004	December 31, 2003

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued payroll and payroll taxes	$141,274	$119,432
Accrued insurance premiums, health and
workers' compensation insurance reserves	36,396	32,071
Customer deposits and prepayments	25,035	9,336
Revolving credit facility	20,000	--
Accounts payable and other accrued liabilities	5,804	4,307
Income taxes payable	1,969	1,833
Dividends payable	1,384	1,161

Total current liabilities	231,862	168,140
Long-term accrued health and workers' compensation
insurance reserves	59,280	59,280
Deferred tax liability	500	296
Other long-term liabilities	963	914

Total liabilities	292,605	228,630

Commitments and contingencies
Series A convertible, redeemable preferred stock, $0.01 par value,
($30,000 liquidation preference) 30,000 shares authorized, issued and
outstanding as of March 31, 2004 and December 31, 2003, respectively, net	648	554

Shareholders' equity:
Common stock, $.01 par value
Shares authorized: 100,000,000
Shares issued:
March 31, 2004 - 22,475,930
December 31, 2003 - 22,251,477	225	223

Additional paid in capital	81,173	78,715
Retained earnings	34,515	29,734
Treasury stock (3,044,372 and 3,062,751 shares at cost, respectively)	(16,128)	(16,292)

Total shareholders' equity	99,785	92,380

Total liabilities, convertible redeemable preferred
stock and shareholders' equity	$393,038	$321,564

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in $000’s)

	For the Three Months Ended March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$6,365	$2,600
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,180	1,824
Deferred tax provision, net	1,190	1,320
Provision for bad debts	164	62
Other	86	30
Changes in operating working capital:
Accounts receivable, net	(26,923)	10,810
Other current assets	(6,279)	1,600
Workers’ compensation receivable	(14,715)	(1,452)
Other assets	(351)	(45)
Accrued insurance premiums, health and
workers’ compensation insurance reserves	4,325	(3,336)
Accrued payroll and payroll taxes	21,842	(7,850)
Accounts payable and other accrued liabilities	1,497	(734)
Income taxes payable	1,605	(1,142)
Customer deposits and prepayments	15,699	(2,117)
Other long-term liabilities	49	(49)

Net cash provided by operating activities	6,734	1,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(29,060)	(28,413)

Maturities of marketable securities and certificates of deposit	28,583	17,650
Purchase of intangible assets	(37,274)	--
Capital expenditures	(1,232)	(551)

Net cash used in investing activities	(38,983)	(11,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends to shareholders	(1,267)	(1,041)
Proceeds of credit line borrowing	20,000	--
Proceeds from issuance of common shares, net	1,155	415

Net cash provided (used) in financing activities	19,888	(626)

Net decrease in cash and cash equivalents	(12,361)	(10,419)
Cash and cash equivalents - beginning of period	44,682	33,769

Cash and cash equivalents - end of period	$32,321	$23,350

Supplemental disclosure of cash flow information:
Income taxes paid	$340	$1,958

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in $000’s, except share and per share data)

1. GENERAL

        The accompanying unaudited condensed consolidated financial statements of Gevity HR, Inc., and its subsidiaries (the “Company” or “Gevity”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (the “Form 10-K”). The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

        The Company’s significant accounting policies are disclosed in Note 1 of the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company’s critical accounting estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. On an ongoing basis, the Company evaluates its policies, estimates and assumptions, including those related to revenue recognition, workers’ compensation receivable reserves, medical benefit plan liabilities, intangible assets, allowance for doubtful accounts, and deferred taxes. Since the date of the Annual Report on Form 10-K, there have been no material changes to the Company’s significant accounting policies and critical accounting estimates.

        Certain prior period amounts have been reclassified to conform to current period presentation.

Significant Accounting Policies

        Stock-Based Compensation — In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has determined it will not voluntarily change to the fair-value method of accounting for stock-based employee compensation.

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

		Three Months Ended
		March 31, 2004	March 31, 2003

Net income	As reported	$6,365	$2,600
Less: employee compensation
for stock option program,
net of tax effect	Pro forma	$761	$105

Net income	Pro forma	$5,604	$2,495

Basic earnings per share	As reported	$0.31	$0.12
	Pro forma	$0.27	$0.12
Diluted earnings per share	As reported	$0.24	$0.12
	Pro forma	$0.21	$0.11

2. MARKETABLE SECURITIES — RESTRICTED

        At March 31, 2004 and December 31, 2003, the Company’s investment portfolio consisted of restricted marketable debt and equity securities classified as available-for-sale.

        Restricted marketable securities include collateral held in connection with the Company’s workers’ compensation programs, collateral held in connection with the Company’s general insurance programs and escrow amounts held in connection with the TeamStaff and EPIX acquisitions (see Note 5) and have been classified as restricted in the accompanying condensed consolidated balance sheets. Due to the short-term maturity of these instruments, the carrying amount approximates fair value. The interest earned on these securities is recognized as interest income on the Company’s consolidated statements of operations.

        The carrying amount of the marketable securities portfolio by type and classification as of March 31, 2004 and December 31, 2003 is as follows:

	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value

As of March 31, 2004:
Short-term
Auction market municipal bonds – restricted	$66,950	$--	$66,950
Auction market preferred shares – restricted	11,700	--	11,700
Money market – restricted	4,819	--	4,819

Total short-term marketable securities - restricted	$83,469	$--	$83,469

Long-term
Money market – restricted	$18,302	$--	$18,302

As of December 31, 2003:
Short-term
Auction market municipal bonds – restricted	$63,450	$--	$63,450
Auction market preferred shares – restricted	11,700	--	11,700
Money market – restricted	9,121	--	9,121

Total short-term marketable securities - restricted	$84,271	$--	$84,271

Long-term
Money market - restricted	$17,023	$--	$17,023

        For the three months ended March 31, 2004 and March 31, 2003, there were no realized gains or losses from the sale of marketable securities. As of March 31, 2004 and December 31, 2003, there were no unrealized gains or losses on marketable securities.

3. ACCOUNTS RECEIVABLE

        At March 31, 2004 and December 31, 2003, accounts receivable consisted of the following:

	March 31, 2004	December 31, 2003

Billed to clients	$2,021	$6,415
Unbilled revenues	126,350	95,225

	128,371	101,640
Less: Allowance for doubtful accounts	(783)	(811)

Total	$127,588	$100,829

4. WORKERS’ COMPENSATION RECEIVABLE

        The Company established a loss sensitive workers’ compensation insurance program with member insurance companies of American International Group, Inc. (“AIG”) effective January 1, 2003. In 2003, the Company began to operate a wholly-owned Bermuda-based insurance company as a component of its workers’ compensation programs. See Note 7 regarding the Company’s prior years workers’ compensation insurance programs with CNA Financial Corporation (“CNA”).

        The AIG workers’ compensation insurance programs provide for a sharing of risk between the Company and AIG whereby AIG assumes risk within the following parts of the programs: (i) individual claim stop loss insurance risk; (ii) for the 2003 program year, aggregate claim stop loss insurance risk; and (iii) premium payment credit risk.

        The Company, through its Bermuda-based insurance company, assumes risk related to claims not subject to the individual claim stop loss insurance amount or claims not subject to the aggregate claim stop loss insurance amount.

        With respect to the individual claim stop loss insurance risk, the Company is responsible for paying, through AIG, claim amounts related to the first $1 million per occurrence for the 2003 policy year and $2 million per occurrence for the 2004 policy year. Claim amounts in excess of $1 million per occurrence for the 2003 policy year and $2 million per occurrence for the 2004 policy year are insured through the AIG program. For the 2004 policy year, claim amounts between $1 million and $2 million per occurrence have been reinsured through Munich American Reassurance Company. The Company, through its Bermuda-based insurance company, remits premiums to AIG, to cover AIG’s estimate of claims up to the per occurrence claim amount. Under the 2004 workers’ compensation program, of the $96,600 of such premiums paid, the Company is guaranteed by AIG to receive a 2.92% per annum fixed return. Under the 2003 program with AIG, of the $85,000 of such premiums paid, the Company is guaranteed by AIG to receive 2.42% per annum fixed return on $73,500 and 1.85% on the remaining amount. In order for the Company to receive the guaranteed return rates, the excess premiums must remain with AIG for at least 10 years for the 2004 program and 7 years for the 2003 program. If excess premium payments are withdrawn prior to the stated period, the interest rate is adjusted downward based upon a sliding scale.

        With respect to the aggregate claim stop loss insurance risk for the 2003 program, claims amount in excess of 175% of the insurance company’s estimate of expected losses for the policy year are insured through the AIG program. The amount of the expected losses is established at the beginning of the policy year based on an expected volume of payroll. If the payroll volume varies during the year, the amount of the aggregate claim stop loss insurance risk changes proportionately. The Company generally does not pay additional premiums during the policy year unless payroll volume or actual losses exceed certain estimated amounts established at the beginning of the policy year. This results in premium payment credit risk to AIG. Additionally, AIG does not require collateral equal to the limits of the aggregate claim stop loss amount. The absence of this collateral requirement results in credit risk to AIG. The Company did not elect aggregate claim stop loss insurance for the 2004 program year.

        Finally, with respect to the premium payment credit risk, this program is a fully insured policy written by AIG. If the Company were to fail to make premium payments to AIG as scheduled, then AIG would be responsible for the payment of all losses under the terms of the policy. Under the 2003 program, AIG required the Company to provide $17,000 of collateral related to premium payment credit risk. The required collateral was provided in the form of cash and short-term investments placed into a trust account. The Company has reached an agreement with AIG whereby the $17,000 of collateral related to premium payment credit risk for the 2003 plan will serve as collateral for the 2004 year plan. This amount has been included as long-term marketable securities-restricted as of March 31, 2004 and December 31, 2003.

        The Company accrues for workers’ compensation costs under the AIG programs based upon premiums paid, estimated total costs of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the program, return on investment premium dollars paid and the discount rate used to determine the net present value of the expected future payments to be made under the program. At March 31, 2004 and December 31, 2003, the discount rate used to calculate the present value of claim liabilities was 2.5%. Premium payments made to AIG during 2004 and 2003 were in excess of the present value of the estimated claim liabilities. This resulted in a workers’ compensation receivable, net at March 31, 2004 and December 31, 2003.

5. INTANGIBLE ASSETS

EPIX Acquisition

        On March 26, 2004, the Company acquired the human resource outsourcing client portfolio of EPIX Holdings Corporation (“EPIX”) and certain of its subsidiaries. The transaction was accomplished by an assignment from EPIX and its subsidiaries to the Company of all of its client service agreements, which cover approximately 2,000 clients and approximately 30,000 client employees. Approximately 50 internal employees of EPIX have accepted permanent employment with the Company. In addition, approximately 110 employees of EPIX will remain with the Company for a transitional period of 90 days from the date of the EPIX acquisition.

        The purchase price for the acquired assets was $37,507 (including direct acquisition costs of $1,507). In connection with the acquisition, the Company entered into a $35,000 unsecured credit agreement with Bank of America, N.A. (see Note 8). The Company utilized $20,000 of this credit agreement to fund the purchase price for the acquisition and paid the remainder of the purchase price from its internal funds. Of the amount paid to EPIX, $2,500 was placed in an escrow account as security for certain indemnification obligations of EPIX under the asset purchase agreement. In connection with the acquisition, the Company assumed certain employee benefit plans of EPIX that cover certain of the client employees acquired by the Company. Amounts held in the escrow account may be used by the Company under certain circumstances to reimburse or compensate itself for adverse consequences resulting from a breach by EPIX of certain representations and warranties in the asset purchase agreement or issues related to any assumed employee benefit plan that result from any action or failure to act on the part of EPIX prior to the closing date of the transaction. An amount equal to $1,250 (plus investment income earned), to the extent then held in the escrow account, will be released to EPIX on March 26, 2005, with the remaining amount, if any, released to EPIX on March 26, 2006. The Company expects to convert EPIX clients and client employees into the Gevity system within 90 days after the closing of the acquisition.

        The EPIX acquisition was accounted for under the purchase method, in accordance with SFAS No. 141, Business Combinations. The results of operations for EPIX are included in the Company’s statement of operations for the period March 27, 2004 through March 31, 2004. The purchase price of $35,007 (excluding $2,500 of contingent purchase price related to the escrow account and included within short-term and long-term marketable securities-restricted as of March 31, 2004) was preliminarily allocated to assets acquired based upon their estimated fair value on the date of acquisition as determined by management estimates. Preliminarily, 100% of the purchase price was allocated to the client list intangible asset. This intangible asset will be amortized on a straight-line basis over its estimated useful life of 5 years. The final allocation of the purchase price is dependent upon completion of a valuation study expected to be completed by June 30, 2004. Changes to the intangible asset and related amortization as a result of the finalization of the valuation study could be material. Additionally, resolution of the purchase price contingency may result in an additional amount (up to $2,500) allocated to the intangible asset.

        In connection with the acquisition, the Company assumed the assets and liabilities related to a deferred compensation plan. At March 31, 2004, a receivable from EPIX of approximately $4,814 related to plan assets to be transferred to the Company is included in other current assets and the related deferred compensation plan liability of $4,814 is included in customer deposits and prepayments.

        The following pro forma data summarize the results of operations for the periods indicated as if the EPIX acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, amortization of intangibles and income taxes and adjusted to exclude the facility related costs of branches not acquired, depreciation effects of assets not acquired and the effect of unusual, nonrecurring EPIX expense items. These pro forma results are not necessarily indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

	Three months ended
	March 31, 2004	March 31, 2003
Pro forma revenues	$158,208	$139,997
Pro forma net income	$5,460	$2,415
Pro forma earnings per share:
-Basic	$0.26	$0.12
-Diluted	$0.20	$0.11

TeamStaff Acquisition

        In March 2004, the Company and TeamStaff, Inc. (“TeamStaff”) agreed to release to TeamStaff $2,250 of the $2,500 held in the escrow account created in connection with the acquisition of TeamStaff on November 17, 2003. The escrow related to contingent purchase price and was released to TeamStaff based on the retention by Gevity of approximately 90% of former TeamStaff client employees during the measurement period. The balance of the escrow was returned to Gevity. The $2,250 has been added to the client list intangible asset and will be amortized over the remaining useful life of the asset.

6. HEALTH BENEFITS

        Blue Cross Blue Shield of Florida (“BCBS”) is the Company’s primary healthcare provider in Florida, delivering medical care benefits to approximately 22,000 Florida client employees. The Company’s policy with BCBS is a minimum premium policy expiring September 30, 2005. Pursuant to this policy, the Company is obligated to reimburse BCBS for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and the aggregate loss coverage is provided to the Company at the level of 115% of projected claims. The Company’s obligation to BCBS related to incurred but not reported claims is secured by a letter of credit. As of March 31, 2004 and December 31, 2003, the amount of the letter of credit for BCBS securing such obligations was $6,000. The amount of the letter of credit is intended to approximate one month’s claims payments. The policy allows for an adjustment to the letter of credit amounts based on premium volume and for increases to the claims payment factor to a maximum of two months of expected claims payments.

        Aetna is the primary medical care benefits provider for approximately 23,000 client employees throughout the remainder of the country including client employees acquired in the EPIX acquisition. The Company’s 2004 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement whereby the PPO plan is subject to a 7.5% additional premium if actual claims are greater than projected at the inception of the policy year.

        The Company provides coverage to approximately 8,000 client employees under regional medical plans in various areas of the country. Included in the list of medical benefit plan providers are Kaiser Foundation Health Plan, Inc. in California, Health Partners (Minnesota) in Minnesota, Harvard Pilgrim Healthcare in Massachusetts, Capital Health Plans in the Tallahassee, Florida region, and Health Net, Inc. in New Jersey and New York.

        The Company’s dental plans, which include both a PPO and HMO offering, are primarily provided by Aetna for all client employees who elect coverage. In addition, Delta Dental, Aetna Dental and American Dental provide dental coverage for certain client employees acquired in the EPIX and TeamStaff acquisitions. All dental plans are subject to guaranteed cost contracts that cap the Company’s annual liability.

        In addition to dental coverage, the Company offers various guaranteed cost insurance programs to client employees such as vision care, life, accidental death and dismemberment, short-term disability and long-term disability. The Company also offers a flexible spending account for healthcare and dependent care costs.

        Client employees acquired in the EPIX acquisition and the prior year TeamStaff acquisition continue to be provided medical care benefits under the medical benefit plans in which they participated on the date of the respective acquisitions. These plans are guaranteed cost contracts that cap the Company’s annual liability.

        Included in accrued insurance premiums, health and workers’ compensation insurance reserves at March 31, 2004 and December 31, 2003 are $24,879 and $20,233, respectively, of short-term liabilities related to the Company’s health care plans. There were no long-term liabilities related to the Company’s health benefit plans at March 31, 2004 and December 31, 2003.

        Health benefit reserves are based primarily upon an independent actuarial estimate of claims incurred but not reported and for claims reported but not yet paid. The calculation of these reserves is based upon a number of factors, including current and historical claims payment patterns and medical trend rates.

7. WORKERS’ COMPENSATION INSURANCE RESERVES

        The Company has loss sensitive workers’ compensation insurance programs with CNA for policy years 2000, 2001 and 2002. See Note 4 regarding the Company’s 2004 and 2003 workers’ compensation insurance programs with AIG.

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

        For the 2000 and 2001 programs, the Company guaranteed that the premium paid to CNA would earn an annual rate of return equal to seven percent. For the 2002 program, the Company guaranteed CNA that the premium would earn a rate of return equal to four and one-quarter percent. The Company is required to pay additional premiums to CNA after the close of each calendar year based on the difference between the actual return earned by the premium paid and the guaranteed annual rate of return. The additional premium paid to CNA is used to pay claims incurred during the policy year and is included in the amount of accrued insurance premium reserves at March 31, 2004 and December 31, 2003.

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

        The Company accrues for workers’ compensation costs under the CNA program based upon payroll dollars paid to client employees, the specific risks associated with the type of work performed by the client employees, the administrative costs of the program, the expected rate of return earned by premium dollars paid to CNA as part of the program and the discount rate used to determine the present value of future payments to be made under the program. Total liabilities for workers’ compensation costs at March 31, 2004 and December 31, 2003 were $70,796 and $71,118, respectively, of which $59,280, was classified as long-term for both periods. The discount rate used to calculate the present value of the claim liabilities was 2.5% at March 31, 2004 and December 31, 2003.

        The Company pledged $78,954 and $79,136 in restricted marketable securities at March 31, 2004 and December 31, 2003, respectively, as collateral for the Company’s CNA workers’ compensation programs.

8. REVOLVING CREDIT FACILITY

        On March 26, 2004, in connection with the EPIX acquisition (see Note 5), the Company entered into a $35,000 unsecured credit agreement with Bank of America, N.A. Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit agreement provides for revolving borrowings in an amount not to exceed $35,000 and has a term of 3 years. Loan advances under the agreement bear an interest rate equal to the applicable margin (based upon a ratio of total debt to EBITDA, as defined in the credit agreement), plus one of the following indexes: (i) 30-day LIBOR and (ii) the Bank of America, N.A. prime rate. Up to $7,000 of the loan commitment can be made through letters of credit issued by the Bank of America. A fee, determined by reference to the applicable margin will be charged on the aggregate stated amount of each outstanding letter of credit. A fee of 50 basis points is charged for any unused portion of the loan commitment. The credit agreement includes certain financial maintenance requirements and affirmative and negative covenants, all of which the Company was in compliance with at March 31, 2004.

        As of March 31, 2004, there were $20,000 in borrowings outstanding under the credit agreement at an interest rate of 3.1%.

9. COMMITMENTS AND CONTINGENCIES

Litigation

        On August 12, 2003, a former employee filed a lawsuit against the Company (Donald Lauderback vs. Gevity HR, Inc., d/b/a Gevity HR Healthcare Plan) in the U.S. District Court for the Northern District of Texas. The plaintiff sought monetary damages based on his claim that the Company wrongfully terminated him after approximately two weeks of employment, for raising concerns related to the operation of the Company’s health insurance programs. He also sought monetary damages for a purported class of individuals based on the manner in which the Company operated its health insurance programs. On February 27, 2004, the Court granted the Company’s Motion to Dismiss All Claims and on March 1, 2004, entered Final Judgment in which all of Plaintiff’s claims were dismissed with prejudice.

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

        From time to time, the Company is made a party to claims based upon the acts or omissions of its clients’ employees and vigorously defends against such claims.

Regulatory Matters

        The Company’s employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these rules affect all companies in the U.S. However, the rules that govern Professional Employer Organizations (“PEOs”) constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship between the PEO, the client and the client employees. Many federal and state laws relating to tax and employment matters were enacted before the widespread existence of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs are not “employers” of certain client employees for purposes of the Internal Revenue Code of 1986, as amended (the “Code”), the tax qualified status of the Company’s defined contribution retirement plans in effect prior to April 1, 1997 could be revoked, its cafeteria benefits plan may lose its favorable tax status and the Company, as defined, may no longer be able to assume the client’s federal employment tax withholding obligations and certain defined employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended.

10. EQUITY

Employee Stock Option Plans

        During the three months ended March 31, 2004 and March 31, 2003, the Company issued 224,453 and 122,722 shares, respectively, of its common stock to directors, officers and employees of the Company under the Company’s stock option plans for aggregate proceeds of approximately $966 and $340, respectively.

Employee Stock Purchase Plan

        During the three months ended March 31, 2004 and March 31, 2003, 18,379 and 21,912 shares, respectively, of the Company’s common stock (from treasury) were sold to employees participating in the Company’s employee stock purchase plan, which was adopted on July 1, 2001. Proceeds from the employee stock purchase were approximately $189 for the three months ended March 31, 2004 and $75 for the three months ended March 31, 2003.

11. INCOME TAXES

        The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for federal and state income taxes. For the three months ended March 31, 2004 and 2003, the Company’s effective rate was 33.0%.

12. EARNINGS PER SHARE (“EPS”)

        The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 is as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Three Months Ended March 31, 2004:
Basic EPS:
Net Income	$6,365

Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	(94)
Preferred stock dividend	(321)

Net income attributable to common shareholders	5,950	19,319,674	$0.31

Effect of dilutive securities:
Options		1,937,570
Convertible, redeemable preferred stock	415	5,514,705

Diluted EPS:
Net income	$6,365	26,771,949	$0.24

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Three Months Ended March 31, 2003:
Basic EPS:
Net Income	$2,600	20,824,230	$0.12

Effect of dilutive securities:
Options		988,989

Diluted EPS:
Net income	$2,600	21,813,219	$0.12

        For the three months ended March 31, 2004 and 2003, 495 and 770,300 options, respectively, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

13. SUBSEQUENT EVENT

        On April 22, 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register 6,325,000 shares of its common stock. An amendment to the Form S-3 was filed on May 4, 2004 and the registration statement was declared effective by the Securites and Exchange Commission on May 7, 2004.

        In connection with the registration statement, the Company will offer 1,750,000 shares of its common stock to the public, selling shareholders will offer 3,750,000 shares, and 825,000 shares relate to an over-allotment option granted to the underwriters by certain selling shareholders. The offering price for the 6,325,000 shares has not yet been determined. The Company will not receive any of the proceeds related to the 3,750,000 shares offered by the selling shareholders (4,575,000 if the over-allotment option is exercised).

        Each of (i) Frontenac VIII Limited Partnership and Frontenac Masters VIII Limited Partnership, (ii) BVCF IV, L.P., and (iii) C&B Capital, L.P. has agreed to convert all shares of Series A convertible, redeemable preferred stock (the “Series A Preferred Stock”) that it will hold following the completion of the offering if it sells shares of common stock in the offering representing at least 60% of its current holdings of the Series A Preferred Stock. SunTrust Equity Funding, LLC has agreed to convert all shares of Series A Preferred stock that it will hold following the completion of the offering if it sells at least 125,403 shares of common stock in the offering. The obligations of BVCF IV, L.P., C&B Capital, L.P. and SunTrust Equity Funding, LLC to convert their shares is contingent on the conversion by Frontenac VIII Limited Partnership and Frontenac Masters VIII Limited Partnership of their shares of Series A Preferred Stock. The outstanding shares of Series A Preferred Stock are convertible into an aggregate of 5,514,705 shares of the Company’s common stock, which includes 3,535,000 shares being offered by the holders of the Series A Preferred Stock in the offering as selling shareholders (4,360,000 shares if the over-allotment option is exercised.). Other selling shareholders (which include directors and officers of the Company) will offer 215,000 shares in the offering.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements. The Company’s actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements”. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in this filing and in conjunction with our Form 10-K. Historical results are not necessarily indicative of trends in operating results for any future period.

OVERVIEW AND INTRODUCTION

        The Company is a leading U.S. provider of human capital management solutions. The Company offers its clients, which are typically small to medium-sized businesses with between one and 100 employees, a broad range of tools and services that provide a complete solution for the clients’ human resource outsourcing needs. The Company’s tools and services include assisting clients with:

•	finding the right employees;

•	developing and managing their employees;

•	retaining high-quality employees;

•	managing their paperwork, including benefits administration, payroll administration, governmental compliance, risk management, unemployment service administration, and health, welfare and retirement benefits; and

•	protecting the clients’ business.

              The Company delivers its tools and services to its clients through an integrated and proactive client relationship management system. Each client is assigned a dedicated human resource consultant who is located at either a local Gevity branch office nearby the clients’ location or at the Company’s centralized field support service center located in Bradenton, Florida. In addition, the client has continuous access to its human resource information via the Company’s internal portal, Gevity CentralSM, as well as access to specialized human resource consultants in areas including 401(k) plan administration and unemployment service administration.

              The Company believes that the human resource outsourcing market focusing on small and medium-sized businesses, as measured by the number of employees per client, is its most attractive market in terms of customer concentration, need for customized solutions, price sensitivity, capital investment, new client acquisition cost, sales cycle and market growth.

              The Company believes that the human resource outsourcing competitive landscape is highly fragmented and populated by various point solution providers who offer segments of the entire service offering that the Company provides to its clients.

              The Company focuses on the professional service fees that it earns from its clients as the primary source of its net income and cash flow. By delivering human resource outsourcing solutions to its clients through a co-employment relationship, the Company is also responsible for providing workers’ compensation and unemployment insurance benefits to its clients’ employees as well as health and welfare benefits. In doing so, the Company has an opportunity to generate net income and cash, but does not believe that this can be a significant portion of its overall business profitability.

              In addition to the significant market growth opportunity that exists in the underserved small to medium-sized business market, the Company believes that there also exists a significant opportunity to increase prices from the current level of professional service fees being charged in delivering its human resource outsourcing services.

        The Company believes that the primary challenge and risk it faces in delivering its human resource outsourcing solutions is its ability to convince small to medium-sized businesses to accept the concept of human resource outsourcing. The Company believes that most small to medium-sized businesses outsource certain aspects of the Company’s total solution, including payroll administration, health and welfare administration and providing workers’ compensation insurance, but that only a small number of businesses outsource the entire offering that the Company provides.

        The Company has transitioned its business from one that provided discounted insurance products to its clients to one that delivers human resource outsourcing solutions for its clients. During this transition, the total number of client employees serviced by the Company declined from over 130,000 client employees in 1999 to under 90,000 client employees during 2003 prior to the acquisition of TeamStaff. During the transition, the Company increased its profitability by focusing on increased profitability per client employee.

        The Company continues to focus on increasing the profitability of each client employee as well as on increasing the overall number of client employees serviced. The Company believes that it can increase the overall number of client employees serviced through: (i) the hiring of additional sales personnel that will result in a larger amount of new client employees acquired, (ii) improved human resource outsourcing service offerings that will lead to higher current client employee retention levels and (iii) acquisitions of other human resource outsourcing client portfolios.

        The following table provides information that the Company utilizes when assessing the financial performance of its business, which includes the effect of the TeamStaff acquisition in November 2003 and the EPIX acquisition in March 2004:

	For the Three Months Ended March 31,
	2004	2003	% Change

Statistical Data:
Average number of client employees paid by
month	103,107	87,945	17.2%
Average wage per average number of client
employee paid by month	$31,759	$30,569	3.9%
Professional service fees per average
number of client employees paid by
month	$1,101	$1,021	7.8%
Gross profit per average number of client
employees paid by month	$1,388	$1,127	23.2%
Operating income per average number of
client employees paid by month	$357	$159	124.5%

        The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period. All other statistical information above is based upon the actual quarter-to-date amounts, which have been annualized (divided by three and multiplied by twelve), and then divided by the average number of client employees paid by month.

        The Company believes that the primary risks in being able to increase the overall number of client employees serviced are: (i) the amount of time required for the additional sales personnel to begin to acquire new client employees that may be longer than anticipated; (ii) the current client employee retention levels may decrease if clients decide to source their human resource outsourcing needs from alternative service providers; (iii) other human resource outsourcing client employee portfolios may not be available for acquisition due to price or quality of the portfolios; and (iv) the Company may not be able to continue to provide insurance-related products of a quality to acquire new client employees and to retain current client employees.

Acquisitions

              EPIX Acquisition. On March 26, 2004, the Company acquired the human resource outsourcing client portfolio of EPIX Holdings Corporation (“EPIX”) and certain of its subsidiaries. The transaction was accomplished by an assignment from EPIX (and its subsidiaries) to the Company of all of its client service agreements, which cover approximately 2,000 clients and approximately 30,000 client employees. Approximately 50 internal employees of EPIX have accepted permanent employment with the Company. In addition, approximately 110 internal employees of EPIX will remain with the Company for a transitional period of 90 days from the date of the EPIX acquisition.

              The purchase price for the acquired assets was $37.5 million (including direct acquisition costs of $1.5 million). In connection with the acquisition, the Company entered into a $35.0 million unsecured credit facility with Bank of America, N.A. Approximately $20.0 million of this facility was utilized to fund the purchase price for the acquisition and the remainder of the purchase price was paid from internal funds of the Company. Of the amount paid to EPIX, $2.5 million was placed in an escrow account as security for certain indemnification obligations of EPIX under the asset purchase agreement. In connection with the acquisition, the Company assumed certain employee benefit plans of EPIX that cover certain of the client employees acquired. Amounts held in the escrow account may be used by the Company under certain circumstances to reimburse or compensate the Company for adverse consequences resulting from a breach by EPIX of certain representations and warranties in the asset purchase agreement or issues related to any assumed employee benefit plan that result from any action or failure to act on the part of EPIX prior to the closing date of the transaction. Escrow amounts remaining, if any, will be released to EPIX over a two-year period. The Company expects to convert EPIX clients and client employees into the Gevity system within 90 days after the closing of the acquisition.

              TeamStaff Acquisition. On November 17, 2003, the Company acquired the human resource outsourcing client portfolio of TeamStaff, Inc. together with certain other assets. The TeamStaff acquisition was accomplished through an assignment by TeamStaff (and its subsidiaries) to Gevity of all of its client service agreements, which covered over 1,500 clients and over 16,000 client employees. The other assets acquired consisted primarily of a proprietary benefits reconciliation software program and leases of certain office space occupied by TeamStaff. In addition, approximately 70 internal employees of TeamStaff became internal employees of Gevity. In connection with this acquisition, the Company also assumed certain of the employee benefit plans that were offered by TeamStaff. The Company has completed the conversion of the former TeamStaff clients and their employees into the Gevity system.

              The purchase price for the acquired TeamStaff assets was $9.7 million (including direct acquisition costs of approximately $0.2 million), which was paid in cash from internal funds. Of this amount, $2.5 million was held in an escrow account and was to be released based upon the retention of former TeamStaff clients. In March 2004, the Company and TeamStaff agreed to release $2.25 million of the escrow proceeds to TeamStaff based on the retention by Gevity of approximately 90% of former TeamStaff client employees during the measurement period. The balance of the escrow was returned to Gevity.

Revenues

        The gross billings that the Company charges its clients under its Professional Services Agreement include each client employee’s gross wages, a consolidated service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s consolidated service fee, which is primarily computed on a per employee basis, is intended to yield a profit to the Company and to cover the costs of the human resource outsourcing services provided by the Company to the client, certain employment-related taxes and workers’ compensation insurance coverage. The professional service fee component of the consolidated service fee related to human resource outsourcing varies according to the size and the location of the client. The component of the consolidated service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll provided to the client.

        The Company accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the client employee performs work. The Company accrues revenues and unbilled receivables for the consolidated service fees relating to work performed by client employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such wages are paid and the related service fees are billed.

        The Company reports revenues from consolidated service fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for professional service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees. The Company reports revenues on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. The Company reports revenues on a net basis for the amount billed to clients for client employee salaries, wages and certain payroll-related taxes less amounts paid to client employees and taxing authorities for these salaries, wages and taxes.

        The Company’s revenues are impacted by the number of client employees it serves, the number of client employees paid each period and the related wages paid, and the number of client employees participating in the Company’s benefit plans. Because a portion of the consolidated service fee charged is computed as a percentage of gross payroll, revenues are affected by fluctuations in the gross payroll caused by the composition of the employee base, inflationary effects on wage levels and differences in the local economies in the Company’s markets.

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

        The Company offers its medical benefit plans in partnership with premier health care companies. These companies have extensive provider networks and strong reputations in the markets in which the Company operates.

        Substantially all of the Company’s client employees are covered under the Company’s workers’ compensation program with member insurance companies of American International Group (“AIG”) which became effective January 1, 2003. Under this program, workers’ compensation costs for the year are based on premiums paid to AIG for the current year coverage, estimated total costs of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the program, the return on investment premium dollars paid as part of the program and the discount rate used in determining the present value of future payments to be made under the program. Additionally, any revisions to the estimates of the prior year loss sensitive programs are recognized in the current year. In states where private insurance is not permitted, client employees are covered by state insurance funds. Premiums paid to state insurance funds are expensed as incurred.

        On an annual basis, the Company reviews the current and prior year claims information with its independent actuaries. The current accrual rate and overall workers compensation reserves may be adjusted based on current and historical loss trends, fluctuations in the administrative costs associated with the program, actual returns on investment earned with respect to premium dollars paid and changes in the discount rate used to determine the present value of future payments to be made under the program. The final costs of coverage will be determined by the actual claims experience over time as claims close, the final administrative costs of the program and the final return on investment earned with respect to premium dollars paid.

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

Income Taxes

        The Company records income tax expense (benefit) using the asset and liability method of accounting for deferred income taxes. The Company’s effective tax rate for the three months ended March 31, 2004 and 2003 was 33.0%. Such effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

Profitability

        Profitability is largely dependent upon the Company’s success in generating professional service fees and managing the costs that are within its control. The most volatile factors that drive cost of services primarily relate to workers’ compensation coverage, health benefit plans and state unemployment taxes. The Company seeks to manage these costs through the use of: (i) workers’ compensation arrangements with carriers who efficiently manage claims administration and the Company’s internal risk assessment and client risk management programs; (ii) appropriately designed health benefit plans that encourage client employee participation and efficient risk pooling; and (iii) active management of its state unemployment tax exposure.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

Revenue

        The following table presents certain information related to the Company’s revenues for the three months ended March 31, 2004 and March 31, 2003:

	Three Months Ended
	March 31, 2004	March 31, 2003	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$28,387	$22,440	26.5%
Employee health and welfare
benefits	65,370	52,469	24.6%
Workers' compensation	25,352	23,142	9.5%
State unemployment taxes and
other	6,803	4,719	44.2%

Total Revenues	$125,912	$102,770	22.5%

Statistical Data:
Gross salaries and wages (in thousands)	$818,640	$672,095	21.8%

Average number of client employees paid
by month	103,107	87,945	17.2%

Average wage per average client
employees paid by month	$31,759	$30,569	3.9%
Workers' compensation billing per one
hundred dollars of total wages	$3.10	$3.44	(9.9%)
Workers' compensation manual premium
per one hundred dollars of workers'
compensation wages	$3.80	$4.16	(8.7%)

Professional service fees per average
number of client employees paid by
month	$1,101	$1,021	7.8%
Client employee health benefits
participation	37%	38%	(2.6%)

        For the three months ended March 31, 2004, revenues were $125.9 million compared to $102.8 million for the three months ended March 31, 2003 representing an increase of $23.1 million or 22.5%. Revenue growth was primarily a result of the TeamStaff acquisition and, to a lesser extent, the EPIX acquisition, which together provided $16.8 million of revenue during the first quarter of 2004. Also contributing to the growth were increases in the charges for professional service fees, as part of the Company’s strategy to emphasize the human resource consulting services that it provides to its clients, and increases in fees for providing workers’ compensation insurance and health and welfare benefits for client employees.

        As of March 31, 2004, the Company served over 9,000 clients as measured by each client’s FEIN and approximately 10,000 as measured by separate client payroll cycles, with over 138,000 active client employees. The Company operates branch offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Minnesota, New Jersey, North Carolina, New York, Tennessee and Texas.

        The average number of paid client employees was 103,107 at March 31, 2004, as compared to 87,945 at March 31, 2003, representing an increase of 17.2%. The increase was primarily a result of the TeamStaff acquisition (13,438 additional average paid employees for the first quarter of 2004). The effect of the EPIX acquisition on this calculation was minimal for the first quarter of 2004 (3,500 additional paid client employees), as the number of paid client employees for EPIX were only included in the calculation for a portion of the month of March.

        The average wage of paid client employees for the three months ended March 31, 2004 increased 3.9% to $31,759 from $30,569 for the three months ended March 31, 2003. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.

        Revenues for professional service fees increased to $28.4 million for the three months ended March 31, 2004, from $22.4 million for the three months ended March 31, 2003, representing an increase of $5.9 million or 26.5%. The increase was a result of increases in professional service fees per client employee of 7.8%, from $1,021 for the three months ended March 31, 2003 to $1,101 for the three months ended March 31, 2004. Such service fee increases per employee were attributable to both current and new client employees. In addition, professional service fees for the three months ending March 31, 2004 were higher by $3.0 million as a result of the TeamStaff acquisition, and to a lesser extent, the EPIX acquisition.

        Revenues for providing health and welfare benefits plans for the three months ended March 31, 2004 were $65.4 million as compared to $52.5 million for the three months ended March 31, 2003, representing an increase of $12.9 million or 24.6%. Health and welfare benefit plan charges primarily increased as a result of the effect of the TeamStaff acquisition, and to a lesser extent, the EPIX acquisition (together $9.1 million). Additionally health and welfare benefit plan revenues increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.

        Revenues for providing workers’ compensation insurance coverage increased to $25.4 million in 2004, from $23.1 million in 2003 representing an increase of $2.2 million or 9.5%. Workers’ compensation billings, as a percentage of client salaries and wages for 2004, were 3.10% as compared to 3.44% for 2003, representing a decrease of 9.9%. Workers’ compensation charges increased in the first quarter of 2004 primarily due to the TeamStaff acquisition and, and to a lesser extent the EPIX acquisition (together $3.2 million) and was partially offset by a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates.

        The manual premium rate for workers’ compensation applicable to the Company’s clients decreased 8.7% during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Manual premium rates are generally the allowable rates that employers can be charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates reflects the change in the workers’ compensation insurance risk profile of the Company’s clients.

        Revenues from state unemployment taxes and other revenues increased to $6.8 million for the three months ended March 31, 2004 from $4.7 million for the three months ended March 31, 2003 representing an increase of $2.1 million or 44.2%. The increase was primarily due to the TeamStaff acquisition, and to a lesser extent, the EPIX acquisition (together $1.5 million).

Cost of Services

        The following table presents certain information related to the Company’s cost of services for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31, 2004	March 31, 2003	% Change
	(in thousands, except statistical data)
Costs of Services:
Employee health and welfare
benefits	$65,368	$52,469	24.6%
Workers' compensation	18,012	22,138	(18.6%)
State unemployment taxes and
other	6,742	3,385	99.2%

Total Costs of Services	$90,122	$77,992	15.6%

	Three Months Ended
	March 31, 2004	March 31, 2003	% Change
	(in thousands, except statistical data)
Statistical Data:
Gross salaries and wages (in thousands)	$818,640	$672,095	21.8%

Average number of client employees paid
by month	103,107	87,945	17.2%
Workers compensation cost rate per one
hundred dollars of total wages	$2.20	$3.29	(33.1%)
Number of workers' compensation claims	1,365	1,331	2.6%

Frequency of workers' compensation
claims per one million dollars of
workers' compensation wages	1.79x	2.00x	(10.5%)

        Cost of services that include the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs were $90.1 million for the three months ended March 31, 2004, compared to $78.0 million for the three months ended March 31, 2003, representing an increase of $12.1 million or 15.6%. This increase was primarily due to the effect of the TeamStaff acquisition, and and to a lesser extent, the EPIX acquisition.

        The cost of providing health and welfare benefit plans to client’s employees for the three months ended March 31, 2004 was $65.4 million as compared to $52.5 million for the three months ended March 31, 2003, representing an increase of $12.9 million or 24.6%. This increase was primarily attributable to the effect of the TeamStaff acquisition, and to a lesser extent, the EPIX acquisition.

        Workers’ compensation costs were $18.0 million for the three months ended March 31, 2004, as compared to $22.1 million for the three months ended March 31, 2003, representing a decrease of $4.1 million or 18.6%. Workers’ compensation costs decreased in the first quarter of 2004 due to the net effect of an overall reduction in workers’ compensation costs and an increase in workers compensation expense as a result of the TeamStaff acquisition and, and to a lesser extent, the EPIX acquisition. The decrease in overall workers’ compensation costs is due to the following factors: (i) the elimination of the aggregate stop loss coverage under the 2004 AIG workers’ compensation insurance program; (ii) a decrease in premium expense relating to the individual stop loss coverage as a result of reinsuring the $1 million to $2 million per occurrence layer with Munich American Reassurance Company; (iii) a decrease in general premiums and taxes associated with manual premium rate decreases in Florida; (iv) a higher investment return on a higher premium amount with AIG associated with claims below the $1 million per occurrence deductible; and (v) improved workers compensation claim metrics in the first quarter of 2004.

        State unemployment taxes and other costs were $6.7 million for the three months ended March 31, 2004, compared to $3.4 million for the three months ended March 31, 2003, representing an increase of $3.3 million or 99.2%. The increase primarily relates to the effect of the TeamStaff acquisition, and to a lesser extent, the EPIX acquisition as well as higher state unemployment tax rates beginning January 1, 2004.

Operating Expenses

        The following table presents certain information related to the Company’s operating expenses for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31, 2004	March 31, 2003	% Change
	(in thousands, except statistical data)
Operating Expenses:
Salaries, wages and commissions	$16,278	$12,528	29.9%
Other general and administrative	8,128	6,926	17.4%
Depreciation and amortization	2,180	1,824	19.5%

Total Operating Expenses	$26,586	$21,278	24.9%

Statistical Data:
Internal employees at quarter end	1,070	879	21.7%

        Total operating expenses were $26.6 million for the three months ended March 31, 2004 as compared to $21.3 million for the three months ended March 31, 2003, representing an increase of $5.3 million or 24.9%.

        Salaries, wages and commissions were $16.3 million for the three months ended March 31, 2004 as compared to $12.5 million for the three months ended March 31, 2003, representing an increase of $3.8 million or 29.9%. The increase is primarily a result of increased headcount related to a sales force expansion during 2003 and an increase in headcount related to the TeamStaff acquisition, and to a lesser extent, the EPIX acquisition.

        Other general and administrative expenses were $8.1 million for the three months ended March 31, 2004 as compared to $6.9 million for the three months ended March 31, 2003, representing an increase of $1.2 million or 17.4%. This increase is primarily a result of increased costs associated with the TeamStaff acquisition, including an increase in postage and delivery fees related to the additional client employees, and an increase in rent expense and associated utilities for additional service branches opened in 2003.

        Depreciation and amortization expenses were $2.2 million for the three months ended March 31, 2004 compared to $1.8 million for the three months ended March 31, 2003. The increase is primarily attributable to the amortization of the intangible assets associated with the TeamStaff acquisition, and to a lesser extent, the EPIX acquisition.

Interest Expense

        Interest income, net was $0.3 million for the three months ended March 31, 2004 compared to $0.4 million for the first three months ended March 31, 2003. The decrease is due to a slight decline in overall interest rates.

Income Taxes

        Income taxes were $3.1 million for the three months ended March 31, 2004 compared to $1.3 million for the three months ended March 31, 2003. The increase is primarily due to an increase in taxable income for the first three months of 2004 compared to the first three months of 2003. The Company’s effective tax rates for 2004 and 2003 were 33.0%. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

LIQUIDITY AND CASH FLOWS

Cash Flow

        General

        The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion of its human resource outsourcing portfolio through acquisitions, collateralization requirements for insurance coverage and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to obtain additional capital from either private or public sources. Certain types or amounts of financing will require the consent of the Frontenac entities so long as they hold (or are entitled to vote) a majority of the Series A Preferred Stock.

        On April 22, 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register 6,325,000 shares of its common stock. An amendment to the Form S-3 was filed on May 4, 2004 and the registration statement was declared effective by the Securities and Exchange Commission on May 7, 2004. In connection with the registration statement, the Company will offer 1,750,000 shares of its common stock to the public, selling shareholders will offer 3,750,000 shares, and 825,000 shares relate to an over-allotment option granted to the underwriters by certain selling shareholders. The offering price for the 6,325,000 has not yet been determined. The Company will not receive any of the proceeds related to the shares offered by the selling shareholders (4,575,000 if the over-allotment option is exercised).

        Each of (i) Frontenac VIII Limited Partnership and Frontenac Masters VIII Limited Partnership, (ii) BVCF IV, L.P., and (iii) C&B Capital, L.P. has agreed to convert all shares of Series A convertible, redeemable preferred stock (the “Series A Preferred Stock”) that it holds following the completion of the offering if it sells shares of common stock in the offering representing at least 60% of its current holdings of the Series A Preferred Stock. SunTrust Equity Funding, LLC has agreed to convert all shares of Series A Preferred stock that it will hold following the completion of the offering if it sells at least 125,403 shares of common stock in the offering. The obligations of BVCF IV, L.P., C&B Capital, L.P. and SunTrust Equity Funding, LLC to convert their shares is contingent on the conversion by Frontenac VIII Limited Partnership and Frontenac Masters VIII Limited Partnership of their shares of Series A Preferred Stock. The outstanding shares of Series A Preferred Stock are convertible into an aggregate of 5,514,705 shares of the Company’s common stock, which includes 3,535,000 shares being offered by the holders of the Series A Preferred Stock in the offering as selling shareholders (4,360,000 shares if the over-allotment option is exercised.). Other selling shareholders (which include directors and officers of the Company) will offer 215,000 shares in the offering.

        On March 26, 2004, the Company entered into a credit agreement with Bank of America, N.A. Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit agreement provides for revolving borrowings in an amount not to exceed $35.0 million and has a term of three years. Loan advances bear interest at a rate equal to an applicable margin (based upon a ratio of total debt to consolidated EBITDA, as defined in the credit agreement) plus one of the following indexes: (i) 30-day LIBOR; and (ii) the Bank of America, N.A. prime rate. Up to $7.0 million of the loan commitment can be made through letters of credit, a fee determined by reference to the applicable margin will be charged on the aggregate stated amount of each outstanding letter of credit. A fee of the 50 basis points is charged for any unused portion of the loan commitment.

        The credit agreement includes certain financial maintenance requirements and affirmative and negative covenants, including the following:

•	the Company's consolidated net worth at the end of any quarter may not be less than the sum of:

•	85% of the Company's consolidated net worth as of March 31, 2004; plus

•	as of the end of each quarter commencing with the quarter ending December 31, 2004, an amount equal to 75% of the Company’s consolidated net income for the quarter then ended; plus

•	100% of the proceeds of all issuances of the Company's capital stock after March 26, 2004; less

•	the amount of Series A Preferred Stock repurchased by the Company;

•	the Company’s consolidated EBITDA, as defined in the credit agreement, may not be less than $30.0 million for each twelve month period ending as of each fiscal quarter;

•	the Company’s ratio of consolidated funded indebtedness (as defined in the credit agreement) to consolidated EBITDA as of the end of any fiscal quarter may not be greater than 1.50 to 1.0; and

•	the Company’s consolidated fixed charge coverage ratio (as defined in the credit agreement) as of the end of any fiscal quarter may not be less than 1.5 to 1.0.

        The covenants in the credit agreement also restrict, among other things, the Company’s ability to: incur liens; make certain investments; incur additional indebtedness; engage in certain fundamental corporate transactions; dispose of property; redeem our Series A Preferred Stock; or make certain restricted payments. The credit agreement contains customary events of default and allows the bank to accelerate amounts outstanding under the credit agreement upon the occurrence of certain events of default.

        On March 26, 2004, the Company borrowed $20.0 million under the credit agreement to partially fund the EPIX acquisition. The Company intends to use approximately $20.0 million of the net proceeds from its proposed stock offering to pay in full the amount outstanding under the credit agreement.

        The Company currently believes that its current cash balances and cash flow from operations will be sufficient to meet its operational requirements for the next 12 months, excluding cash required for acquisitions, if any.

        The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees, accounts payable for capital expenditures, the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee which is computed as a percentage of the gross wages; (iii) related payroll taxes; and (iv) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on elected coverage levels by the client and the client employees. Included in the Company’s billings during the first three months of 2004 were salaries, wages and payroll taxes of client employees of $883.9 million. The billings to clients are managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of each of the Company’s Professional Services Agreements, the Company is obligated to make certain wage, tax and regulatory payments. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client. To the extent this objective is not achieved, short-term cash requirements can be significant. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

        Restricted Cash

        At March 31, 2004, the Company had $140.1 million in total cash and cash equivalents, certificates of deposits and marketable securities, of which $32.3 million was unrestricted. The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverage. The Company uses its cash, cash equivalents and marketable securities to collateralize these obligations as more fully described below. Cash, cash equivalents and marketable securities used to collateralize these obligations are designated as restricted in the Company’s financial statements.

        At March 31, 2004, the Company had pledged $107.8 million of restricted certificates of deposit and restricted marketable securities, with original maturities of less than one year, as collateral for certain standby letters of credit, in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans, and in an escrow account as contingent consideration related to the EPIX acquisition, as follows:

	March 31, 2004	December 31, 2003
	(in thousands)

Certificates of deposit – restricted:
BCBS standby letter of credit	$6,000	$6,000
Other	32	32

Total certificates of deposit - restricted	6,032	6,032

Short-term marketable securities – restricted:
Workers’ compensation collateral - CNA	78,954	79,136
General insurance collateral obligations - AIG	3,265	2,635
Escrow for TeamStaff acquisition	--	2,500
Escrow for EPIX acquisition	1,250	--

Total short-term marketable securities - restricted	83,469	84,271

Long-term marketable securities restricted:
Workers’ compensation collateral - AIG	17,052	17,023
Escrow for EPIX acquisition	1,250	--

Total long-term marketable securities - restricted	18,302	17,023

Total restricted assets	$107,803	$107,326

The amount of collateral required to be provided to BCBS is expected to increase based in part on the increase in plan participation and the requirement by BCBS to increase the Company’s collateralized obligations from one month’s estimate of claims payment to two months. The Company was not required to collateralize the Aetna program for 2004 and 2003.

        The Company does not anticipate any additional collateral obligations to be required in 2004 for its workers’ compensation arrangements.

        Operating Cash Flow

        At March 31, 2004, the Company had net working capital of $45.3 million, including restricted funds classified as short-term of $89.5 million, as compared to $90.1 million in net working capital as of December 31, 2003, including $90.3 million of restricted funds classified as short-term.

        Net cash provided by operating activities was $6.7 million for the three months ended March 31, 2004 as compared to net cash provided by operating activities of $1.5 million for the three months ended March 31, 2003, representing an increase of $5.2 million. The overall increase in cash provided by operating activities is primarily attributable to the increase in net income during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 and other net changes in working capital items, including accounts receivable, workers' compensation receivable, accrued payroll and payroll taxes, and customer deposits and prepayments.

        Cash Flow from Investing Activities

        Cash used in investing activities for the three months ended March 31, 2004 of $39.0 million, primarily relates to the funds used for the EPIX acquisition ($35.0 million, including direct acquisition costs of $1.5 million and excluding contingent purchase price of $2.5 million held in escrow) and the release of $2.3 million of escrow to TeamStaff related to the settlement of the TeamStaff acquisition contingent purchase price.

        Cash Flow from Financing Activities

         Cash provided by financing activities for the three months ended March 31, 2004 of $19.9 million was primarily a result of the borrowing under the Bank of America, N.A. credit agreement of $20.0 million related to the EPIX acquisition.

        The Company received approximately $1.2 million from directors, officers and employees of the Company upon the exercise of 224,453 stock options and the purchase of 18,379 shares of common stock under the Company’s Employee Stock Purchase Plan.

        The Company paid dividends to the common and preferred shareholders of approximately $1.3 million during the first quarter of 2004.

        Inflation

        The Company believes that inflation in salaries and wages of client employees has a positive impact on its results of operations as certain amounts of the professional service fee earned from clients is proportional to such changes in salaries and wages.

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk

        The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company utilizes U.S. government agency and other corporate debt with fixed rates and maturities of less than one year and money market funds to manage its exposures to interest rates. (See Note 2 to the condensed consolidated financial statements appearing elsewhere in this Form 10-Q). The Company holds collateral with respect to its workers’ compensation insurance provided by the member insurance companies of AIG for the 2003 and 2004 workers’ compensation program, which has been invested in money market funds. If interest rates decrease, the interest income with respect to these investments would be reduced. The Company is also subject to market risk from exposures to changes in interest rates related to insurance premiums paid to CNA under its workers’ compensation programs for the policy years 2000 through 2002. The insurance premiums paid to CNA are invested in cash and cash equivalents, government and corporate issued securities and mortgage and asset-backed securities. In the event interest rates decrease, the returns on insurance premiums will be reduced and as a result the Company may be required to make additional premium payments to CNA. The insurance premiums paid to AIG under its workers’ compensation incurance program earn a fixed rate of return and are not subject to market risk from changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2004, although there can be no assurances that interest rates will not change.

ITEM 4.       Controls and Procedures

        As of the end of the period covered by this report, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report and no changes in the Company’s internal controls over financial reporting were identified in the prior fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The statements contained in this filing, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of the filing that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed below:

•	potential liability as a co-employer as a result of acts or omissions by the Company's clients or client employees;

•	exposure to client credit risk as a result of the Company's obligation to make certain payments in respect of client employees;

•	unfavorable determinations under certain laws and regulations regarding the Company's status as an "employer" of client employees;

•	inadequacy of the Company's insurance-related loss reserves to cover its ultimate liability for losses;

•	unavailability of insurance coverage for workers' compensation, medical benefits and general liability on financial terms and premium rates acceptable to the Company;

•	significant collateral requirements in respect of the Company's obligations to its insurance carriers and the potential for those requirements to increase in the future;

•	the Company's failure to comply with applicable laws and regulations in a complex regulatory environment;

•	inexperience of a large portion of the Company's sales staff;

•	the Company’s failure to properly manage its growth and to successfully integrate acquired companies, including risks of client attrition and the risks associated with assumed employee benefit plans;

•	risks associated with geographic market concentration;

•	risks associated with expansion into additional states with varying state regulatory requirements;

•	the impact of competition from existing and new businesses offering human resource outsourcing services;

•	the ability of the Company's clients to terminate their relationship with the Company upon 30 days notice;

•	errors or omissions by the Company in performing its services;

•	the Company's dependency on key personnel and potential difficulties and expenses in the recruitment and retention of key employees;

•	the Company's inability to attract and retain qualified human resource consultants;

•	risks associated with the Company's dependency on technology services and third party licenses of technology;

•	the Company's inability to use the Internet as a means of delivering human resource services;

•	fluctuations in interest rates and the associated effect on the Company's investments;

•	the Company's failure to adequately protect its proprietary rights;

•	the Company's reliance on one financial institution to transfer its payroll funds; and

•	other factors which are described in further detail in the Company’s Form 10-K, and in our other filings with the Securities and Exchange Commission (the “SEC”).

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required under applicable securities laws.

PART II.       OTHER INFORMATION

ITEM 1.       Legal Proceedings

        On August 12, 2003, a former employee filed a lawsuit against the Company (Donald Lauderback vs. Gevity HR, Inc., d/b/a Gevity HR Healthcare Plan) in the U.S. District Court for the Northern District of Texas. The plaintiff sought monetary damages based on his claim that the Company wrongfully terminated him after approximately two weeks of employment, for raising concerns related to the operation of the Company’s health insurance programs. He also sought monetary damages for a purported class of individuals based on the manner in which the Company operated its health insurance programs. On February 27, 2004, the Court granted the Company’s Motion to Dismiss All Claims and on March 1, 2004, entered Final Judgment in which all of Plaintiff’s claims were dismissed with prejudice.

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

        From time to time, the Company is made a party to claims based upon the acts or omissions of its clients’ employees and vigorously defends against such claims.

ITEM 6.      Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

        On February 18, 2004, a Form 8-K was filed with the Securities and Exchange Commission as a current report providing access to an investor presentation, dated February 18, 2004 and announcing the financial results for the fourth quarter ended December 31, 2003.

        On March 12, 2004, a Form 8-K was filed with the Securities and Exchange Commission as a current report announcing that the Company’s Board of Directors declared a quarterly dividend of $0.06 per share, payable April 30, 2004, to shareholders of record as of April 15, 2004.

        On April 9, 2004, a Form 8-K was filed with the Securities and Exchange Commission as a current report announcing the acquisition by the Company of the human resources outsourcing client portfolio of EPIX Holdings Corporation and certain of its subsidiaries. In addition, the Company announced that it entered into a credit agreement with Bank of America N.A.

        On April 12, 2004, a Form 8-K was filed with the Securities and Exchange Commission as a current report containing a press release dated March 29, 2004, announcing the acquisition by the Company of the human resources outsourcing client portfolio of EPIX Holdings Corporation and certain of its subsidiaries.

        On April 22, 2004, a Form 8-K was filed with the Securities and Exchange Commission as a current report announcing the Company filed a registration statement with the Securities and Exchange Commission covering a proposed underwritten public offering of common stock. The Company also announced the first quarter financial results for the three months ended March 31, 2004.

        On May 6, 2004, a form 8-K/A was filed with the Securities and Exchange Commission that amended the Form 8-K dated April 9, 2004 to include the audited financial statements of EPIX Holdings Corporation as of and for the year ended December 31, 2003 and pro forma financial information relating to the EPIX acquisition.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.
Dated: May 10, 2004	/s/ PETER C. GRABOWSKI
Chief Financial Officer (Principal Financial Officer)