Form 10-Q
period 2004-06-30
GEVITY HR INC
filed 2004-08-09
CIK 1035185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004.

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

Yes ☒   No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of common stock	Outstanding as of August 2, 2004
Par value $0.01 per share	26,929,988

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in $000‘s except share and per share data)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003

Revenues	$158,067	$102,142	$283,979	$204,912
Cost of services	112,398	74,281	202,520	152,273

Gross profit	45,669	27,861	81,459	52,639

Operating expenses:
Salaries, wages and commissions	18,881	12,989	35,159	25,517
Other general and administrative	11,228	8,104	19,356	15,030
Depreciation and amortization	4,230	1,792	6,410	3,616

Total operating expenses	34,339	22,885	60,925	44,163

Operating income	11,330	4,976	20,534	8,476
Interest income, net	157	415	443	815
Other non-operating (expense) income, net	(98)	7	(88)	(12)

Income before income taxes	11,389	5,398	20,889	9,279
Income tax provision	3,758	1,781	6,893	3,062

Net income	7,631	3,617	13,996	6,217

Non-recurring, non-cash charge attributable to the
acceleration of the unamortized discount associated
with the conversion into common stock of all shares
of the convertible, redeemable preferred stock	29,317	--	29,317	--

Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of
convertible, redeemable preferred stock	35	17	129	17

Preferred stock dividends	113	276	434	276

Net (loss) income attributable to common shareholders	$(21,834)	$3,324	$(15,884)	$5,924

Net (loss) income per common share:

- Basic	$(0.95)	$0.16	$(0.75)	$0.29

- Diluted (Reported earnings per common share
includes adjustments per share of ($1.22) and
($1.26) for the three and six
months ended June 30, 2004, respectively,
substantially all attributable to the
non-recurring, non-cash charge related
to the acceleration of the unamortized discount
associated with the conversion into common stock
of all shares of the convertible, redeemable
preferred stock, see Note 1.)	$(0.95)	$0.15	$(0.75)	$0.27

Weighted average common shares outstanding
- Basic	22,960,596	20,267,369	21,140,134	20,545,058
- Diluted	22,960,596	23,524,392	21,140,134	22,803,290

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in $000‘s, except share and per share data)

ASSETS	June 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$54,540	$44,682
Certificates of deposit - restricted	6,032	6,032

Marketable securities - restricted	82,881	84,271
Accounts receivable, net	129,914	100,829
Short-term workers' compensation receivable, net	11,734	11,734

Deferred tax asset, net	449	2,410

Other current assets	12,417	8,281

Total current assets	297,967	258,239
Property and equipment, net	11,363	12,253
Long-term marketable securities - restricted	21,889	17,023

Long-term workers' compensation receivable, net	42,153	12,621

Intangible assets, net	44,391	7,128
Goodwill	8,692	8,692
Other assets	5,924	5,608

Total assets	$432,379	$321,564

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
UNAUDITED
(in $000‘s, except share and per share data)

	June 30, 2004	December 31, 2003

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED
STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued payroll and payroll taxes	$142,455	$119,432
Accrued insurance premiums, health and
workers' compensation insurance reserves	45,430	32,071
Customer deposits and prepayments	24,949	9,336
Accounts payable and other accrued liabilities	4,707	4,307

Income taxes payable	2,768	1,833

Dividends payable	1,615	1,161

Total current liabilities	221,924	168,140
Long-term accrued workers' compensation
insurance reserves	59,280	59,280

Deferred tax liability	715	296

Other long-term liabilities	6,737	914

Total liabilities	288,656	228,630

Commitments and contingencies
Series A convertible, redeemable preferred stock, $0.01 par value,
($30,000 liquidation preference) 0 and 30,000 shares authorized, issued and outstanding as of June 30, 2004 and December 31, 2003,
respectively, net	--	554

Shareholders' equity:
Common stock, $.01 par value
Shares authorized: 100,000,000
Shares issued:
June 30, 2004 - 29,964,837
December 31, 2003 - 22,251,477	300	223

Additional paid in capital	148,490	78,715

Retained earnings (Period ended June 30, 2004 includes a non-recurring, non-cash charge of $29,317 attributable to the acceleration of the unamortized discount associated with the conversion into common stock
of all shares of the convertible, redeemable preferred stock)	11,061	29,734
Treasury stock (3,044,372 and 3,062,751 shares at cost, respectively)	(16,128)	(16,292)

Total shareholders' equity	143,723	92,380

Total liabilities, convertible redeemable preferred
stock and shareholders' equity	$432,379	$321,564

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in $000‘s)

	For the Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,996	$6,217
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	6,410	3,616
Deferred tax provision, net	2,380	2,712
Provision for bad debts	197	135
Other	120	40
Changes in operating working capital:
Accounts receivable, net	(29,282)	11,257
Other current assets	(4,136)	7,231
Workers' compensation receivable	(29,532)	(7,322)
Other assets	(316)	93
Accrued insurance premiums, health and
workers' compensation insurance reserves	13,359	(4,636)
Accrued payroll and payroll taxes	23,023	(12,187)
Accounts payable and other accrued liabilities	400	(488)
Income taxes payable	4,079	(1,391)
Customer deposits and prepayments	15,613	(1,133)
Other long-term liabilities	1,009	81

Net cash provided by operating activities	17,320	4,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(33,583)	(78,868)
Maturities of marketable securities and certificates of deposit	34,921	50,622

Purchase of intangible assets	(40,104)	--
Capital expenditures	(2,799)	(945)

Net cash used in investing activities	(41,565)	(29,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends to shareholders	(2,769)	(2,089)
Proceeds from credit line borrowing	27,000	--
Payments on credit line borrowing	(27,000)	--
Proceeds from secondary stock offering	34,958	--
Proceeds from issuance of Series A Convertible,
Redeemable Preferred Stock, net of issuance costs	--	27,686
Purchase of treasury stock	--	(16,272)
Proceeds from issuance of common shares, net	1,914	1,659

Net cash provided by financing activities	34,103	10,984

Net increase (decrease) in cash and cash equivalents	9,858	(13,982)
Cash and cash equivalents - beginning of period	44,682	33,769

Cash and cash equivalents - end of period	$54,540	$19,787

Supplemental disclosure of cash flow information:
Income taxes paid	$435	$1,741

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in $000‘s, except share and per share data)

1.      GENERAL

        The accompanying unaudited condensed consolidated financial statements of Gevity HR, Inc., and its subsidiaries (collectively, the “Company” or “Gevity”) were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (the “Form 10-K”). The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

        The Company’s significant accounting policies are disclosed in Note 1 of the Company’s consolidated financial statements contained in the Company’s Form 10-K. The Company’s critical accounting estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10-K. On an ongoing basis, the Company evaluates its policies, estimates and assumptions, including those related to revenue recognition, workers’ compensation receivable reserves, medical benefit plan liabilities, intangible assets, allowance for doubtful accounts, and deferred taxes. Since the date of the Form 10-K, there have been no material changes to the Company’s significant accounting policies and critical accounting estimates.

        Certain prior period amounts have been reclassified to conform to current period presentation.

Conversion of Convertible Redeemable Preferred Stock

        On May 19, 2004, the holders of the Series A Convertible, Redeemable Preferred Stock (the “Preferred Stock”) converted 100% of their holdings into the Company’s common stock. The conversion price was $5.44 per share and resulted in the issuance of 5,514,705 shares of the Company’s common stock. The former Preferred Stock holders sold 3,555,000 shares of the 5,514,705 shares received upon conversion as part of the Company’s secondary stock offering (see Note 10).

        In connection with the original issue of the Preferred Stock on June 6, 2003, the Company recorded the Preferred Stock at its fair value on the date of issuance of approximately $30,000 less issuance costs of $2,314, and less an allocation of $27,298 to a beneficial conversion feature. The beneficial conversion feature resulted from the conversion feature of the Preferred Stock that was in-the-money on the date of issuance attributable to the increase in the market price of the Company’s common stock during the period from the date on which the conversion price was fixed (approximating market price at that time) and the date on which the Preferred Stock was issued. The beneficial conversion feature was calculated as the difference between the market price and the conversion price on the date of issuance, multiplied by the number of shares of common stock into which the Preferred Stock was convertible. The beneficial conversion amount was recorded as a reduction of the carrying value of the Preferred Stock and an increase to additional paid-in-capital. The difference between the aggregate liquidation value of $30,000 and the initial balance of $388 recorded in the Series A Preferred Stock account on the Company’s balance sheet, as a result of the beneficial conversion feature and the cost of issuance, was being amortized over the periods from the date of issuance to the respective demand redemption dates for each 10,000 share tranche, utilizing the interest method.

        Following the conversion of all shares of Preferred Stock into common stock, the Company recorded in the second quarter of 2004 a non-recurring, non-cash charge of $29,317 to retained earnings and reduced net income attributable to common shareholders by a corresponding amount. This charge was required in order to account for the acceleration of the unamortized discount related to the beneficial conversion feature and stock issuance costs. The effect of the Preferred Stock transactions (which include the accretion of redemption value of the Preferred Stock prior to conversion and the Preferred Stock dividends) reduced earnings per diluted share by $1.22 and $1.26, respectively, for the three and six months ended June 30, 2004, and the Company recorded a net loss attributable to common shareholders of $21,834, or $0.95 per diluted share, and $15,884, or $0.75 per diluted share, for the three and six month periods, respectively.

Earnings Per Share

        The reconciliations of net income attributable to common shareholders and shares outstanding for purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 are as follows:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

For the Three Months Ended June 30, 2004:
Basic EPS:
Net income	$7,631

Non-recurring, non-cash charge attributable to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the convertible, redeemable
preferred stock	29,317
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	35
Preferred stock dividends	113

Net loss attributable to common shareholders	(21,834)	22,960,596	$(0.95)

Effect of dilutive securities:
Options		--
Convertible, redeemable preferred stock	--	--

Diluted EPS:
Net loss attributable to common shareholders	$(21,834)	22,960,596	$(0.95)

        For the three months ended June 30, 2004, inclusion of stock options to purchase 4,062,105 shares of common stock at various prices and inclusion of the Preferred Stock on an “if-converted” basis for the period it was outstanding would have been antidilutive.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Three Months Ended June 30, 2003:
Basic EPS:
Net income	$3,617

Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	17
Preferred stock dividends	276

Net income attributable to common shareholders	3,324	20,267,369	$0.16

Effect of dilutive securities:
Options		1,741,994
Convertible, redeemable preferred stock	293	1,515,029

Diluted EPS:
Net income	$3,617	23,524,392	$0.15

        For the three months ended June 30, 2003, 552,182 options, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

For the Six Months Ended June 30, 2004:
Basic EPS:
Net income	$13,996

Non-recurring, non-cash charge attributable to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the convertible, redeemable
preferred stock	29,317
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	129
Preferred stock dividends	434

Net loss attributable to common shareholders	(15,884)	21,140,134	$(0.75)

Effect of dilutive securities:
Options		--
Convertible, redeemable preferred stock	--	--

Diluted EPS:
Net loss attributable to common shareholders	$(15,884)	21,140,134	$(0.75)

        For the six months ended June 30, 2004, inclusion of stock options to purchase 4,062,105 shares of common stock at various prices and inclusion of the Preferred Stock on an “if-converted” basis for the period it was outstanding would have been antidilutive.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Six Months Ended June 30, 2003:
Basic EPS:
Net income	$6,217

Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	17
Preferred stock dividends	276

Net income attributable to common shareholders	5,924	20,545,058	$0.29

Effect of dilutive securities:
Options		1,496,532
Convertible, redeemable preferred stock	293	761,700

Diluted EPS:
Net income	$6,217	22,803,290	$0.27

        For the six months ended June 30, 2003, 744,432 options, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

Stock-Based Compensation

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

		For the Three Months Ended		For the Six Months Ended
		June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income	As reported	$7,631	$3,617	$13,996	$6,217
Less: employee compensation
for stock option program,
net of tax effect	Pro forma	788	509	1,549	614

Net income	Pro forma	$6,843	$3,108	$12,447	$5,603

Basic (loss) earnings per share	As reported	$(0.95)	$0.16	$(0.75)	$0.29

	Pro forma	$(0.99)	$0.14	$(0.82)	$0.26

Diluted (loss) earnings per share	As reported	$(0.95)	$0.15	$(0.75)	$0.27

	Pro forma	$(0.99)	$0.13	$(0.82)	$0.25

2.    MARKETABLE SECURITIES — RESTRICTED

        At June 30, 2004 and December 31, 2003, the Company’s investment portfolio consisted of restricted marketable debt and equity securities classified as trading and available-for-sale.

        Restricted marketable securities designated as available-for-sale include auction market municipal bonds, auction market preferred shares, and money market funds. These securities relate to collateral held in connection with the Company’s workers’ compensation programs, collateral held in connection with the Company’s general insurance programs and escrow amounts held in connection with the TeamStaff acquisition and have been classified as restricted in the accompanying condensed consolidated balance sheets. Due to the short-term maturity of these instruments, the carrying amount approximates fair value. The interest earned on these securities is recognized as interest income on the Company’s consolidated statements of operations.

        Restricted marketable securities designated as trading are mutual funds held in a rabbi trust in connection with a non-qualified deferred compensation plan assumed in the EPIX acquisition (see Note 5). These securities are recorded at fair value. Realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recognized in net income as they occur.

        The amortized cost and estimated fair value of the marketable securities portfolio by type and classification as of June 30, 2004 and December 31, 2003 is as follows:

	Amortized Cost	Gross Unrealized Gain		Estimated Fair Value
As of June 30, 2004:
Short-term
Auction market municipal bonds - restricted	$66,875		$--	$66,875

Auction market preferred shares - restricted	11,700		--	11,700

Money market - restricted	4,306		--	4,306

Total short-term marketable securities - restricted	$82,881	$		$82,881

Long-term
Money market - restricted	$17,081		--	$17,081
Mutual funds - trading	4,808		--	4,808

Total long-term marketable securities - restricted	$21,889		$--	$21,889

As of December 31, 2003:
Short-term
Auction market municipal bonds - restricted	$63,450		$--	$63,450
Auction market preferred shares - restricted	11,700		--	11,700
Money market - restricted	9,121		--	9,121

Total short-term marketable securities - restricted	$84,271		$--	$84,271

Long-term
Money market - restricted	$17,023		$--	$17,023

        For the three and six months ended June 30, 2004 and June 30, 2003, there were no realized gains or losses from the sale of marketable securities. There were no unrealized gains or losses on marketable securities as of June 30, 2004 and December 31, 2003.

3.    ACCOUNTS RECEIVABLE

        At June 30, 2004 and December 31, 2003, accounts receivable consisted of the following:

	June 30, 2004	December 31, 2003
Billed to clients	$4,758	$6,415

Unbilled revenues	125,968	95,225

	130,726	101,640
Less: Allowance for doubtful accounts	(812)	(811)

Total	$129,914	$100,829

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

        With respect to the individual claim stop loss insurance risk, the Company is responsible for paying, through AIG, claim amounts related to the first $1 million per occurrence for the 2003 policy year and $2 million per occurrence for the 2004 policy year. Claim amounts in excess of $1 million per occurrence for the 2003 policy year and $2 million per occurrence for the 2004 policy year are insured through the AIG program. For the 2004 policy year, claim amounts between $1 million and $2 million per occurrence have been reinsured through Munich American Reassurance Company. The Company, through its Bermuda-based insurance company, remits premiums to AIG, to cover AIG’s estimate of claims up to the per occurrence claim amount. Under the 2004 workers’ compensation program, of the $111,000 of such premiums paid, the Company is guaranteed by AIG to receive a 2.92% per annum fixed return on amounts held by AIG in excess of claims paid. Under the 2003 program with AIG, of the $85,000 of such premiums paid, the Company is guaranteed by AIG to receive 2.42% per annum fixed return on $73,500 and 1.85% on the remaining amount in excess of claims paid. In order for the Company to receive the guaranteed return rates, the excess premiums must remain with AIG for at least 10 years for the 2004 program and 7 years for the 2003 program. If excess premium payments are withdrawn prior to the stated period, the interest rate is adjusted downward based upon a sliding scale.

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

        Finally, with respect to the premium payment credit risk, this program is a fully insured policy written by AIG. If the Company were to fail to make premium payments to AIG as scheduled, then AIG would be responsible for the payment of all losses under the terms of the policy. Under the 2003 program, AIG required the Company to provide $17,000 of collateral related to premium payment credit risk. The required collateral was provided in the form of cash and short-term investments placed into a trust account. The Company has reached an agreement with AIG whereby the $17,000 of collateral related to premium payment credit risk for the 2003 plan will serve as collateral for the 2004 year plan. This amount has been included as long-term marketable securities-restricted as of June 30, 2004 and December 31, 2003.

        The Company accrues for workers’ compensation costs under the AIG programs based upon premiums paid, estimated total costs of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the program, return on investment premium dollars paid and the discount rate used to determine the net present value of the expected future payments to be made under the program. At June 30, 2004 and December 31, 2003, the discount rate used to calculate the present value of claim liabilities was 2.5%. Premium payments made to AIG during 2004 and 2003 were in excess of the present value of the estimated claim liabilities. This resulted in a workers’ compensation receivable, net at June 30, 2004 and December 31, 2003 of $53,887 and $24,355, respectively of which $11,734 was classified as short-term in both periods.

5.    INTANGIBLE ASSETS

EPIX Acquisition

        On March 26, 2004, the Company acquired the human resource outsourcing client portfolio of EPIX Holdings Corporation (“EPIX”) and certain of its subsidiaries. The transaction was accomplished by an assignment from EPIX and its subsidiaries to the Company of all of its client service agreements, which cover approximately 2,000 clients and approximately 30,000 client employees. Approximately 70 internal employees of EPIX have accepted permanent employment with the Company. In addition, approximately 100 employees of EPIX remained with the Company for a transitional period of 90 days from the date of the EPIX acquisition.

        The purchase price for the acquired assets was $37,810 (including direct acquisition costs of $1,810). In connection with the acquisition, the Company entered into a $35,000 unsecured credit agreement with Bank of America, N.A. (see Note 8). The Company utilized $20,000 of this credit agreement to fund the purchase price for the acquisition and paid the remainder of the purchase price from its internal funds. Of the amount paid to EPIX, $2,500 was placed in an escrow account as security for certain indemnification obligations of EPIX under the asset purchase agreement. In connection with the acquisition, the Company assumed certain employee benefit plans of EPIX that cover certain of the client employees acquired by the Company. Amounts held in the escrow account may be used by the Company under certain circumstances to reimburse or compensate itself for adverse consequences resulting from a breach by EPIX of certain representations and warranties in the asset purchase agreement or issues related to any assumed employee benefit plan that result from any action or failure to act on the part of EPIX prior to the closing date of the transaction. An amount equal to $1,250 (plus investment income earned), to the extent then held in the escrow account, will be released to EPIX on March 26, 2005, with the remaining amount, if any, released to EPIX on March 26, 2006. In June 2004, the Company converted the EPIX clients and client employees on to Gevity's Oracle Human Resource Mananagement and Payroll applications.

        The EPIX acquisition was accounted for under the purchase method, in accordance with SFAS No. 141, Business Combinations. The results of operations for EPIX are included in the Company’s statement of operations for the period March 27, 2004 through June 30, 2004. The purchase price of $37,810 was allocated to assets acquired based upon their fair values on the date of acquisition as determined by a third party valuation and by management estimates. This resulted in 100% of the purchase price being allocated to the client list intangible asset. This intangible asset will be amortized on a straight-line basis over its estimated useful life of 5 years.

        In connection with the acquisition, the Company assumed the assets and liabilities related to a non-qualified deferred compensation plan. At June 30, 2004, plan assets of $4,808 are held in a rabbi trust and included in long-term investments — restricted (see Note 2) and the related deferred compensation plan liability of $4,808 is included in other long-term liabilities.

        In accordance with the EPIX acquisition agreement, EPIX agreed to pay the Company for the assumption of certain employment related liabilities. EPIX also agreed to perform transition services through June 30, 2004 for a fee and the Company agreed to process payroll for the EPIX internal employees under a co-employment agreement. In connection with the above and as a result of net cash received by EPIX related to client billings subsequent to March 26, 2004, the Company has recorded a receivable of approximately $3,017, which is included in other current assets as of June 30, 2004. Both companies are currently finalizing their review of the receivable balance and resolution is expected in the third quarter of 2004.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Pro forma revenues	$158,067	$137,143	$316,275	$277,140

Pro forma net income	$7,631	$2,966	$12,999	$5,289

Pro forma earnings per share:
-Basic	$(0.95)	$0.13	$(0.80)	$0.24

-Diluted	$(0.95)	$0.13	$(0.80)	$0.23

TeamStaff Acquisition

        In March 2004, the Company and TeamStaff, Inc. (“TeamStaff”) agreed to release to TeamStaff $2,250 of the $2,500 held in the escrow account created in connection with the acquisition of TeamStaff on November 17, 2003. The escrow related to contingent purchase price was released to TeamStaff based on the retention by Gevity of approximately 90% of former TeamStaff client employees during the measurement period. The balance of the escrow was returned to Gevity. The $2,250 has been added to the client list intangible asset and will be amortized over the remaining useful life of the asset.

6.    HEALTH BENEFITS

        Blue Cross Blue Shield of Florida (“BCBS”) is the Company’s primary healthcare provider in Florida, delivering medical care benefits to approximately 21,000 Florida client employees. The Company’s policy with BCBS is a minimum premium policy expiring September 30, 2005. Pursuant to this policy, the Company is obligated to reimburse BCBS for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and the aggregate loss coverage is provided to the Company at the level of 115% of projected claims. The Company’s obligation to BCBS related to incurred but not reported claims is secured by a letter of credit. As of June 30, 2004 and December 31, 2003, the amount of the letter of credit for BCBS securing such obligations was $6,000. The amount of the letter of credit is intended to approximate one month’s claims payments. The policy allows for an adjustment to the letter of credit amounts based on premium volume and for increases to the claims payment factor to a maximum of two months of expected claims payments.

        Aetna is the primary medical care benefits provider for approximately 22,000 client employees throughout the remainder of the country including client employees acquired in the EPIX acquisition. The Company’s 2004 policy with Aetna provides for HMO and PPO offerings to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement whereby the PPO plan is subject to a 7.5% additional premium if actual claims are greater than projected at the inception of the policy year.

        The Company provides coverage to approximately 7,000 client employees under regional medical plans in various areas of the country. Included in the list of medical benefit plan providers are Kaiser Foundation Health Plan, Inc. in California, Health Partners (Minnesota) in Minnesota, Harvard Pilgrim Healthcare in Massachusetts, Capital Health Plans in the Tallahassee, Florida region, and Health Net, Inc. in New Jersey and New York. Such regional medical plans are subject to guaranteed cost contracts that cap the Company’s annual liability.

        The Company’s dental plans, which include both PPO and HMO offerings, are primarily provided by Aetna for all client employees who elect coverage. In addition, Delta Dental and American Dental provide dental coverage for certain client employees acquired in the EPIX and TeamStaff acquisitions. All dental plans are subject to guaranteed cost contracts that cap the Company’s annual liability.

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

        Included in accrued insurance premiums, health and workers’ compensation insurance reserves at June 30, 2004 and December 31, 2003 are $34,075 and $20,233, respectively, of short-term liabilities related to the Company’s health care plans. There were no long-term liabilities related to the Company’s health benefit plans at June 30, 2004 and December 31, 2003.

        Health benefit reserves are based primarily upon an independent actuarial estimate of claims incurred but not reported and for claims reported but not yet paid. The calculation of these reserves is based upon a number of factors, including current and historical claims payment patterns and medical trend rates.

7.    WORKERS’ COMPENSATION INSURANCE RESERVES

        The Company has loss sensitive workers’ compensation insurance programs with CNA for policy years 2002, 2001 and 2000. See Note 4 regarding the Company’s 2004 and 2003 workers’ compensation insurance programs with AIG.

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

        For the 2000 and 2001 programs, the Company guaranteed that the premium paid to CNA would earn an annual rate of return equal to seven percent. For the 2002 program, the Company guaranteed CNA that the premium would earn a rate of return equal to four and one-quarter percent. The Company is required to pay additional premiums to CNA after the close of each calendar year based on the difference between the actual return earned by the premium paid and the guaranteed annual rate of return. The additional premium paid to CNA is used to pay claims incurred during the policy year and is included in the amount of accrued insurance premium reserves at June 30, 2004 and December 31, 2003.

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

        The Company accrues for workers’ compensation costs under the CNA program based upon payroll dollars paid to client employees, the specific risks associated with the type of work performed by the client employees, the administrative costs of the program, the expected rate of return earned by premium dollars paid to CNA as part of the program and the discount rate used to determine the present value of future payments to be made under the program. Total liabilities for workers’ compensation costs at June 30, 2004 and December 31, 2003 were $70,635 and $71,118, respectively, of which $59,280, was classified as long-term for both periods. The discount rate used to calculate the present value of the claim liabilities was 2.5% at June 30, 2004 and December 31, 2003.

        The Company pledged $79,235 and $79,136 in restricted marketable securities at June 30, 2004 and December 31, 2003, respectively, as collateral for the Company’s CNA workers’ compensation programs.

8.    REVOLVING CREDIT FACILITY

        On March 26, 2004, in connection with the EPIX acquisition (see Note 5), the Company entered into a $35,000 unsecured credit agreement with Bank of America, N.A. Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit agreement provides for revolving borrowings in an amount not to exceed $35,000 and has a term of 3 years. Loan advances under the agreement bear an interest rate equal to the applicable margin, (based upon a ratio of total debt to EBITDA, as defined in the credit agreement), plus one of the following indexes: (i) 30-day LIBOR and (ii) the Bank of America, N.A. prime rate. Up to $7,000 of the loan commitment can be made through letters of credit issued by the Bank of America. A fee, determined by reference to the applicable margin will be charged on the aggregate stated amount of each outstanding letter of credit. A fee of 50 basis points is charged for any unused portion of the loan commitment. The credit agreement includes certain financial maintenance requirements and affirmative and negative covenants, all of which the Company were in compliance with at June 30, 2004.

        On May 19, 2004 the Company repaid outstanding advances under the credit agreement with proceeds from its secondary offering (see Note 10). The Company recorded interest expense of $117 and $127, respectively for the three and six month periods ended June 30, 2004 at a weighted average interest rate of 3.60%. As of June 30, 2004, there were no borrowings outstanding under the credit agreement.

9.    COMMITMENTS AND CONTINGENCIES

Litigation

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

Regulatory Matters

        The Company’s employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these rules affect all companies in the U.S. However, the rules that govern Professional Employer Organizations (“PEOs”) constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship between the PEO, the client and the client employees. Many federal and state laws relating to tax and employment matters were enacted before the widespread existence of PEOs and do not specifically address the obligations and responsibilities of these PEO relationships. If the IRS concludes that PEOs are not “employers” of certain client employees for purposes of the Internal Revenue Code of 1986, as amended (the “Code”), the tax qualified status of the Company’s defined contribution retirement plans in effect prior to April 1, 1997 could be revoked, its cafeteria benefit plan may lose its favorable tax status and the Company, as defined, may no longer be able to assume the client’s federal employment tax withholding obligations and certain defined employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended.

10.    EQUITY

         On May 19, 2004, the Company completed its secondary public stock offering of 1,750,000 shares of its common stock for $21.75 per share, less underwriting discounts and commissions of $1.305 per share. Net proceeds from the offering totaled approximately $34,958 (net of $821 of stock issuance costs). A portion of the proceeds from the offering totaling $20,000 was used to repay outstanding borrowings under the Company’s credit agreement with Bank of America, N.A. The remainder of the proceeds will be used for working capital and general corporate purposes.

        Included in the public offering were 3,770,000 shares of the Company’s common stock sold by selling shareholders. Selling shareholders included the former preferred stockholders (3,555,000 shares sold) (see Note 1) and certain members of management, directors and other selling shareholders (215,000 shares sold). Proceeds from the sale of these shares went directly to the selling shareholders. The shares sold by the former holders of the Preferred Stock included 720,000 shares purchased by the underwriters pursuant to an over allotment option granted to them.

Employee Stock Option Plans

        During the six months ended June 30, 2004 and June 30, 2003, the Company issued 448,655 and 465,598 shares, respectively, of its common stock to directors, officers and employees of the Company under the Company’s stock option plans for aggregate proceeds of approximately $1,725 and $1,584, respectively.

Employee Stock Purchase Plan

        During the six months ended June 30, 2004 and June 30, 2003, 18,379 and 21,912 shares, respectively, of the Company’s common stock (from treasury) were sold to employees participating in the Company’s employee stock purchase plan, which was adopted on July 1, 2001. Proceeds from the employee stock purchase plan were approximately $189 for the six months ended June 30, 2004 and $75 for the six months ended June 30, 2003.

11.    INCOME TAXES

        The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for federal and state income taxes. For the three and six months ended June 30, 2004 and 2003, the Company’s effective rate was 33.0%.

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

Non-GAAP Financial Information

        The following table reconciles results calculated using Generally Accepted Accounting Principles (“GAAP”) and results reported excluding certain charges (“non-GAAP financial information”). The pro forma non-GAAP financial information is included to provide investors a more complete and transparent understanding of the Company’s underlying operational results and trends, but should only be used in conjunction with results reported in accordance with GAAP. The Company believes that the pro forma non-GAAP financial information set forth below provides useful information to show the effect on diluted earnings per share when the non-recurring, non-cash charge to retained earnings to accelerate the amortization of the discount associated with the Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”), the accretion of redemption value of the Preferred Stock prior to conversion and the related Preferred Stock dividends , are excluded, in light of the full conversion of the Preferred Stock into common stock on May 19, 2004 (See Note 1 of Notes to Condensed Consolidated Financial Statements).

         Reconciliation of Pro Forma Non-GAAP Financial Information:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net (loss) income attributable to
common shareholders for purposes of
computing diluted earnings per share
(GAAP)	$(21,834)	$3,617	$(15,884)	$6,217
Pro forma adjustments:
Non-recurring, non-cash charge
attributable to the acceleration of
the unamortized discount associated
with the conversion into common
stock of all shares of the
convertible, redeemable preferred
stock	29,317	--	29,317	--
Non-cash charges attributable to
beneficial conversion feature and
accretion of redemption value of
convertible, redeemable preferred
stock	35	--	129	--
Preferred Stock dividends	113	--	434	--

Pro forma net income for
diluted earnings per share
calculation (non-GAAP)	$7,631	$3,617	$13,996	$6,217

Diluted (loss) income per
share (GAAP)	$(0.95)	$0.15	$(0.75)	$0.27

Pro forma diluted income per
share (non-GAAP)	$0.27	$0.15	$0.51	$0.27

Diluted weighted average
shares outstanding (GAAP)	22,960,596	23,524,392	21,140,134	22,803,290
Pro forma effect of dilutive securities:
Options	1,885,590	--	1,912,402	--
Convertible, redeemable preferred stock	2,908,855	--	4,211,780	--

Pro forma diluted weighted average
shares outstanding (non-GAAP)	27,755,041	23,524,392	27,264,316	22,803,290

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

              The Company delivers its tools and services to its clients through an integrated and proactive client relationship management system. Each client is assigned a dedicated human resource consultant who is located at either a local Gevity branch office near the clients’ location or at the Company’s centralized field support service center located in Bradenton, Florida. In addition, the client has continuous access to its human resource information via the Company’s internal portal, Gevity CentralSM, as well as access to specialized human resource consultants in areas including 401(k) plan administration and unemployment service administration.

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

        The following tables for the three months and six months ending June 30, 2004 and 2003 provide information that the Company utilizes when assessing the financial performance of its business, which includes the effect of the TeamStaff acquisition in November 2003 and the EPIX acquisition in March 2004:

	Three Months Ended June 30,
	2004	2003	% Change

Statistical Data:
Average number of client
employees paid by month	129,145	85,786	50.5%
Average wage per average
number of client employees
paid by month	$34,969	$32,493	7.6%
Professional service fees per
average number of client
employees paid by month	$1,117	$1,056	5.8%
Gross profit per average
number of client employees
paid by month	$1,414	$1,299	8.9%
Operating income per average
number of client employees
paid by month	$351	$232	51.3%
	Six Months Ended June 30,
	2004	2003	% Change

Statistical Data:
Average number of client
employees paid by month	114,946	86,866	32.3%
Average wage per average
number of client employees
paid by month	$33,888	$31,519	7.5%
Professional service fees per
average number of client
employees paid by month	$1,121	$1,038	8.0%
Gross profit per average
number of client employees
paid by month	$1,417	$1,212	16.9%
Operating income per average
number of client employees
paid by month	$357	$195	83.1%

        The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period. All other statistical information above is based upon the actual period-to-date amounts, which have been annualized (divided by three or six and multiplied by twelve), and then divided by the average number of client employees paid by month.

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

Acquisitions

              EPIX Acquisition. On March 26, 2004, the Company acquired the human resource outsourcing client portfolio of EPIX Holdings Corporation (“EPIX”) and certain of its subsidiaries. The transaction was accomplished by an assignment from EPIX (and its subsidiaries) to the Company of all of its client service agreements, which cover approximately 2,000 clients and approximately 30,000 client employees. Approximately 70 internal employees of EPIX have accepted permanent employment with the Company. In addition, approximately 100 internal employees of EPIX remained with the Company for a transitional period of 90 days from the date of the EPIX acquisition.

              The purchase price for the acquired assets was $37.8 million (including direct acquisition costs of $1.8 million). In connection with the acquisition, the Company entered into a $35.0 million unsecured credit facility with Bank of America, N.A. Approximately $20.0 million of this facility was utilized to fund the purchase price for the acquisition and the remainder of the purchase price was paid from internal funds of the Company. Of the amount paid to EPIX, $2.5 million was placed in an escrow account as security for certain indemnification obligations of EPIX under the asset purchase agreement. In connection with the acquisition, the Company assumed certain employee benefit plans of EPIX that cover certain of the client employees acquired. Amounts held in the escrow account may be used by the Company under certain circumstances to reimburse or compensate the Company for adverse consequences resulting from a breach by EPIX of certain representations and warranties in the asset purchase agreement or issues related to any assumed employee benefit plan that result from any action or failure to act on the part of EPIX prior to the closing date of the transaction. Escrow amounts remaining, if any, will be released to EPIX over a two-year period. The Company converted the EPIX clients and client employees on to the Gevity's Oracle Human Resource Management and Payroll applications during June 2004.

              TeamStaff Acquisition. On November 17, 2003, the Company acquired the human resource outsourcing client portfolio of TeamStaff, Inc. together with certain other assets. The TeamStaff acquisition was accomplished through an assignment by TeamStaff (and its subsidiaries) to Gevity of all of its client service agreements, which covered over 1,500 clients and over 16,000 client employees. The other assets acquired consisted primarily of a proprietary benefits reconciliation software program and leases of certain office space occupied by TeamStaff. In addition, approximately 70 internal employees of TeamStaff became internal employees of Gevity. In connection with this acquisition, the Company also assumed certain of the employee benefit plans that were offered by TeamStaff. The Company has completed the conversion of the former TeamStaff clients and their employees on to Gevity's Oracle Human Resource Management and Payroll applications.

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

        The Company accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the client employee performs work. The Company accrues revenues and unbilled receivables for consolidated service fees relating to work performed by client employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such wages are paid and the related service fees are billed.

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

Income Taxes

        The Company records income tax expense (benefit) using the asset and liability method of accounting for deferred income taxes. The Company’s effective tax rate for the three and six months ended June 30, 2004 and 2003 was 33.0%. Such effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

Revenue

        The following table presents certain information related to the Company’s revenues for the three months ended June 30, 2004 and June 30, 2003:

	Three Months Ended
	June 30, 2004	June 30, 2003	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$36,065	$22,638	59.3%
Employee health and welfare
benefits	84,934	51,609	64.6%
Workers' compensation	31,386	26,034	20.6%
State unemployment taxes and
other	5,682	1,861	205.3%

Total Revenues	$158,067	$102,142	54.8%

Statistical Data:
Gross salaries and wages (in thousands)	$1,129,018	$696,860	62.0%

Average number of client employees
paid by month	129,145	85,786	50.5%

Average wage per average client
employees paid by month	$34,969	$32,493	7.6%
Workers' compensation billing per one
hundred dollars of workers'
compensation wages	$2.96	$3.81	(22.3)%

Workers' compensation manual premium
per one hundred dollars of workers'
compensation wages	$3.57	$4.63	(22.9)%

Professional service fees per average
number of client employees paid by
month	$1,117	$1,056	5.8%
Client employee health benefits
participation	37%	39%	(5.1)%

        For the three months ended June 30, 2004, revenues were $158.1 million compared to $102.1 million for the three months ended June 30, 2003 representing an increase of $56.0 million or 54.8%. Revenue growth was primarily a result of the TeamStaff and EPIX acquisitions. Also contributing to the growth were increases in the charges for professional service fees, as part of the Company’s strategy to emphasize the human resource consulting services that it provides to its clients, and increases in fees for providing workers’ compensation insurance and health and welfare benefits for client employees.

        As of June 30, 2004, the Company served approximately 8,900 clients as measured by each client’s FEIN and approximately 10,100 as measured by separate client payroll cycles, with approximately 138,000 active client employees. The Company operates branch offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Minnesota, New Jersey, North Carolina, New York, Tennessee and Texas.

        The average number of paid client employees was 129,145 at June 30, 2004, as compared to 85,786 at June 30, 2003, representing an increase of 50.5%. The increase was primarily a result of the TeamStaff and EPIX acquisitions, which added approximately 42,000 additional average paid employees for the period.

        The average wage of paid client employees for the three months ended June 30, 2004 increased 7.6% to $34,969 from $32,493 for the three months ended June 30, 2003. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.

        Revenues for professional service fees increased to $36.1 million for the three months ended June 30, 2004, from $22.6 million for the three months ended June 30, 2003, representing an increase of $13.5 million or 59.3%. The increase was a result of increases in professional service fees per client employee of 5.8%, from $1,056 for the three months ended June 30, 2003 to $1,117 for the three months ended June 30, 2004. Such service fee increases per employee were attributable to both current and new client employees. In addition, professional service fees for the three months ending June 30, 2004 were higher as a result of the TeamStaff and EPIX acquisitions.

        Revenues for providing health and welfare benefits plans for the three months ended June 30, 2004 were $84.9 million as compared to $51.6 million for the three months ended June 30, 2003, representing an increase of $33.3 million or 64.6%. Health and welfare benefit plan charges primarily increased as a result of the effects of the TeamStaff and EPIX acquisitions. Additionally, health and welfare benefit plan revenues increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.

        Revenues for providing workers’ compensation insurance coverage increased to $31.4 million in 2004, from $26.0 million in 2003 representing an increase of $5.4 million or 20.6%. Workers’ compensation billings, as a percentage of workers’ compensation wages for 2004, were 2.96% as compared to 3.81% for 2003, representing a decrease of 22.3%. Workers’ compensation charges increased in the second quarter of 2004 primarily due to the TeamStaff and EPIX acquisitions and was partially offset by a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates.

        The manual premium rate for workers’ compensation applicable to the Company’s clients decreased 22.9% to $3.57 during the three months ended June 30, 2004 from $4.63 for to the three months ended June 30, 2003. Manual premium rates are generally the allowable rates that employers can be charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates reflects the change in the workers’ compensation insurance risk profile of the Company’s clients.

        Revenues from state unemployment taxes and other revenues increased to $5.7 million for the three months ended June 30, 2004 from $1.9 million for the three months ended June 30, 2003 representing an increase of $3.8 million or 205.3%. The increase was primarily due to the TeamStaff and the EPIX acquisitions.

Cost of Services

        The following table presents certain information related to the Company’s cost of services for the three months ended June 30, 2004 and 2003:

	Three Months Ended
	June 30, 2004	June 30, 2003	% Change
	(in thousands, except statistical data)
Cost of Services:
Employee health and welfare
benefits	$84,934	$51,609	64.6%
Workers' compensation	22,801	20,981	8.7%
State unemployment taxes and
other	4,663	1,691	175.8%

Total Cost of Services	$112,398	$74,281	51.3%

Statistical Data:
Gross salaries and wages (in thousands)	$1,129,018	$696,860	62.0%

Average number of client employees paid
by month	129,145	85,786	50.5%
Workers compensation cost rate per one
hundred dollars of workers'
compensation wages	$2.15	$3.07	(30.0%)
Number of workers' compensation claims	1,675	1,484	12.9%

Frequency of workers' compensation
claims per one million dollars of
workers' compensation wages	1.58x	2.17x	(27.2%)

        Cost of services that include the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs were $112.4 million for the three months ended June 30, 2004, compared to $74.3 million for the three months ended June 30, 2003, representing an increase of $38.1 million or 51.3%. This increase was primarily due to the effects of the TeamStaff and EPIX acquisitions.

        The cost of providing health and welfare benefit plans to client’s employees for the three months ended June 30, 2004 was $84.9 million as compared to $51.6 million for the three months ended June 30, 2003, representing an increase of $33.3 million or 64.6%. This increase was primarily attributable to the effects of the TeamStaff and EPIX acquisitions and higher costs associated with providing benefits coverage.

        Workers’ compensation costs were $22.8 million for the three months ended June 30, 2004, as compared to $21.0 million for the three months ended June 30, 2003, representing a increase of $1.8 million or 8.7%. Workers’ compensation costs increased in the second quarter of 2004 due to the net effect of an increase in workers’ compensation expense as a result of the TeamStaff and EPIX acquisitions and the overall reduction in workers’ compensation costs. The decrease in overall workers’ compensation costs is due to the following factors: (i) the elimination of the aggregate stop loss coverage under the 2004 AIG workers’ compensation insurance program; (ii) a decrease in premium expense relating to the individual stop loss coverage as a result of reinsuring the $1 million to $2 million per occurrence layer with Munich American Reassurance Company; (iii) a decrease in general premiums and taxes associated with manual premium rate decreases in Florida; (iv) a higher investment return on a higher premium amount with AIG associated with claims below the $1 million per occurrence deductible; and (v) improved workers compensation claim metrics in the second quarter of 2004.

        State unemployment taxes and other costs were $4.7 million for the three months ended June 30, 2004, compared to $1.7 million for the three months ended June 30, 2003, representing an increase of $3.0 million or 175.8%. The increase primarily relates to the effects of the TeamStaff and EPIX acquisitions as well as higher state unemployment tax rates beginning January 1, 2004.

Operating Expenses

        The following table presents certain information related to the Company’s operating expenses for the three months ended June 30, 2004 and 2003:

	Three Months Ended
	June 30, 2004	June 30, 2003	% Change
	(in thousands, except statistical data)
Operating Expenses:
Salaries, wages and commissions	$18,881	$12,989	45.4%
Other general and administrative	11,228	8,104	38.5%
Depreciation and amortization	4,230	1,792	136.0%

Total Operating Expenses	$34,339	$22,885	50.1%

Statistical Data:
Internal employees at quarter end	1,069	800	33.6%

        Total operating expenses were $34.3 million for the three months ended June 30, 2004 as compared to $22.9 million for the three months ended June 30, 2003, representing an increase of $11.4 million or 50.1%.

        Salaries, wages and commissions were $18.9 million for the three months ended June 30, 2004 as compared to $13.0 million for the three months ended June 30, 2003, representing an increase of $5.9 million or 45.4%. The increase is primarily a result of increased headcount related to a sales force expansion during 2003 and an increase in headcount related to the TeamStaff and EPIX acquisitions.

        Other general and administrative expenses were $11.2 million for the three months ended June 30, 2004 as compared to $8.1 million for the three months ended June 30, 2003, representing an increase of $3.1 million or 38.5%. This increase is primarily a result of increased costs associated with the TeamStaff and EPIX acquisitions, including an increase in postage and delivery fees related to the additional client employees, and an increase in rent expense and associated utilities for additional service branches opened in 2003.

        Depreciation and amortization expenses were $4.2 million for the three months ended June 30, 2004 compared to $1.8 million for the three months ended June 30, 2003. The increase is primarily attributable to the amortization of the intangible assets associated with the TeamStaff and EPIX acquisitions.

Interest Income, net

        Interest income, net, was $0.2 million for the three months ended June 30, 2004 compared to $0.4 million for the three months ended June 30, 2003. The decrease is due to an increase in interest expense for the three months ended June 30, 2004 associated with the Company’s revolving credit facility obtained in connection with the EPIX acquisition and repaid in connection with the Company’s secondary stock offering.

Income Taxes

        Income taxes were $3.8 million for the three months ended June 30, 2004 compared to $1.8 million for the three months ended June 30, 2003. The increase is primarily due to an increase in taxable income in the second quarter of 2004 compared to the second quarter of 2003. The Company’s effective tax rates for 2004 and 2003 were 33.0%. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

Net Income and Diluted Earnings Per Share

        As a result of the factors described above, net income increased 111% to $7.6 million for the three months ended June 30, 2004 compared to $3.6 million for the three months ended June 30, 2003. Net income per common share on 27.8 million diluted shares was $0.27 for the three months ended June 30, 2004 excluding the impact of the non-recurring, non-cash charge related to the Preferred Stock conversion discussed below, the accretion of redemption value of the Preferred Stock prior to conversion and the related Preferred Stock dividends, as compared to net income per common share on 23.5 million diluted shares of $0.15 for the three months ended June 30, 2003. There were no pro-forma adjustments applicable to the three months ended June 30, 2003. See the reconciliation of the pro forma information under “Non-GAAP Financial Information.”

Preferred Stock Conversion and Accounting Treatment

        On May 19, 2004, the holders of the Preferred Stock converted 100% of their holdings into the Company’s common stock. The conversion price was $5.44 per share and resulted in the issuance of 5,514,705 shares of the Company’s common stock.

        In connection with the original issue of the Preferred Stock on June 6, 2003, the Company recorded the Preferred Stock at its fair value on the date of issuance of approximately $30,000 less issuance costs of $2,314, and less an allocation of $27,298 to a beneficial conversion feature. The beneficial conversion feature resulted from the conversion feature of the Preferred Stock that was in-the-money on the date of issuance attributable to the increase in the market price of the Company’s common stock during the period from the date on which the conversion price was fixed (approximating market price at that time) and the date on which the Preferred Stock was issued. The beneficial conversion feature was calculated as the difference between the market price and the conversion price on the date of issuance, multiplied by the number of shares of common stock into which the Preferred Stock was convertible. The beneficial conversion amount was recorded as a reduction of the carrying value of the Preferred Stock and an increase to additional paid-in-capital. The difference between the aggregate liquidation value of $30,000 and the initial balance of $388 recorded in the Series A Preferred Stock account on the Company’s balance sheet, as a result of the beneficial conversion feature and the cost of issuance, was being amortized over the periods from the date of issuance to the respective demand redemption dates for each 10,000 share tranche, utilizing the interest method.

        Following the conversion of all shares of Preferred Stock into common stock, the Company recorded in the second quarter of 2004 a non-recurring, non-cash charge of $29,317 to retained earnings and reduced net income attributable to common shareholders by a corresponding amount. This charge was required in order to account for the acceleration of the unamortized discount related to the beneficial conversion feature and stock issuance costs.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003.

Revenue

        The following table presents certain information related to the Company’s revenues for the six months ended June 30, 2004 and June 30, 2003:

	Six Months Ended
	June 30, 2004	June 30, 2003	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$64,452	$45,079	43.0%

Employee health and welfare
benefits	150,303	104,078	44.4%

Workers' compensation	56,739	49,175	15.4%

State unemployment taxes and
other	12,485	6,580	89.7%

Total Revenues	$283,979	$204,912	38.6%

Statistical Data:
Gross salaries and wages (in thousands)	$1,947,658	$1,368,955	42.3%

Average number of client employees paid
by month	114,946	86,866	32.3%

Average wage per average client
employees paid by month	$33,888	$31,519	7.5%

Workers' compensation billing per one
hundred dollars of workers'
compensation wages	$3.10	$3.64	(14.8)%

Workers' compensation manual premium
per one hundred dollars of workers'
compensation wages	$3.68	$4.42	(16.7)%

Professional service fees per average
number of client employees paid by
month	$1,121	$1,038	8.0%

Client employee health benefits
participation	37%	39%	(5.1)%

        For the six months ended June 30, 2004, revenues were $284.0 million compared to $204.9 million for the six months ended June 30, 2003 representing an increase of $79.1 million or 38.6%. Revenue growth was primarily a result of the TeamStaff and EPIX acquisitions. Also contributing to the growth were increases in the charges for professional service fees, as part of the Company’s strategy to emphasize the human resource consulting services that it provides to its clients, and increases in fees for providing workers’ compensation insurance and health and welfare benefits for client employees.

        The average number of paid client employees was 114,946 at June 30, 2004, as compared to 86,866 at June 30, 2003, representing an increase of 32.3%. The increase was a result of the TeamStaff and EPIX acquisitions, which added approximately 28,000 additional average paid employees for the first half of 2004.

        The average wage of paid client employees for the six months ended June 30, 2004 increased 7.5% to $33,888 from $31,519 for the six months ended June 30, 2003. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.

        Revenues for professional service fees increased to $64.5 million for the six months ended June 30, 2004, from $45.1 million for the six months ended June 30, 2003, representing an increase of $19.4 million or 43.0%. The increase was a result of increases in professional service fees per client employee of 8.0%, from $1,038 for the six months ended June 30, 2003 to $1,121 for the six months ended June 30, 2004. Such service fee increases per employee were attributable to both current and new client employees. In addition, professional service fees for the six months ending June 30, 2004 were higher as a result of the TeamStaff and EPIX acquisitions.

        Revenues for providing health and welfare benefits plans for the six months ended June 30, 2004 were $150.3 million as compared to $104.1 million for the six months ended June 30, 2003, representing an increase of $46.2 million or 44.4%. Health and welfare benefit plan charges primarily increased as a result of the effects of the TeamStaff and EPIX acquisitions. Additionally health and welfare benefit plan revenues increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.

        Revenues for providing workers’ compensation insurance coverage increased to $56.7 million in 2004, from $49.2 million in 2003 representing an increase of $7.5 million or 15.4%. Workers’ compensation billings, as a percentage of workers’ compensation wages for 2004, were 3.10% as compared to 3.64% for 2003, representing a decrease of 14.8%. Workers’ compensation charges increased in the first half of 2004 primarily due to the TeamStaff and EPIX acquisitions and were partially offset by a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates.

        The manual premium rate for workers’ compensation applicable to the Company’s clients decreased 16.7% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Manual premium rates are generally the allowable rates that employers can be charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates reflects the change in the workers’ compensation insurance risk profile of the Company’s clients.

        Revenues from state unemployment taxes and other revenues increased to $12.5 million for the six months ended June 30, 2004 from $6.6 million for the six months ended June 30, 2003 representing an increase of $5.9 million or 89.7%. The increase was primarily due to the TeamStaff and EPIX acquisitions.

Cost of Services

        The following table presents certain information related to the Company’s cost of services for the six months ended June 30, 2004 and 2003:

	Six Months Ended
	June 30, 2004	June 30, 2003	% Change
	(in thousands, except statistical data)
Cost of Services:
Employee health and welfare
benefits	$150,302	$104,078	44.4%
Workers' compensation	40,814	43,118	(5.3)%
State unemployment taxes and
other	11,404	5,077	124.6%

Total Cost of Services	$202,520	$152,273	33.0%

Statistical Data:
Gross salaries and wages (in thousands)	$1,947,658	$1,368,955	42.3%

Average number of client employees paid
by month	114,946	86,866	32.3%

Workers compensation cost rate per one
hundred dollars of workers'
compensation wages	$2.23	$3.19	(30.1)%

Number of workers' compensation claims	3,040	2,815	8.0%

Frequency of workers' compensation
claims per one million dollars of
workers' compensation wages	1.66x	2.09x	(20.6)%

        Cost of services that include the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs were $202.5 million for the six months ended June 30, 2004, compared to $152.3 million for the six months ended June 30, 2003, representing an increase of $50.2 million or 33.0%. This increase was primarily due to the effects of the TeamStaff and EPIX acquisitions.

        The cost of providing health and welfare benefit plans to client’s employees for the six months ended June 30, 2004 was $150.3 million as compared to $104.1 million for the six months ended June 30, 2003, representing an increase of $46.2 million or 44.4%. This increase was primarily attributable to the effect of the TeamStaff and EPIX acquisitions and higher costs associated with providing benefits coverage.

        Workers’ compensation costs were $40.8 million for the six months ended June 30, 2004, as compared to $43.1 million for the six months ended June 30, 2003, representing a decrease of $2.3 million or 5.3%. Workers’ compensation costs decreased in the first half of 2004 due to the net effect of an overall reduction in workers’ compensation costs and an increase in workers compensation expense as a result of the TeamStaff and EPIX acquisitions. The decrease in overall workers’ compensation costs is due to the following factors: (i) the elimination of the aggregate stop loss coverage under the 2004 AIG workers’ compensation insurance program; (ii) a decrease in premium expense relating to the individual stop loss coverage as a result of reinsuring the $1 million to $2 million per occurrence layer with Munich American Reassurance Company; (iii) a decrease in general premiums and taxes associated with manual premium rate decreases in Florida; (iv) a higher investment return on a higher premium amount with AIG associated with claims below the $1 million per occurrence deductible; and (v) improved workers compensation claim metrics in the first six months of 2004.

        State unemployment taxes and other costs were $11.4 million for the six months ended June 30, 2004, compared to $5.1 million for the six months ended June 30, 2003, representing an increase of $6.3 million or 124.6%. The increase primarily relates to the effects of the TeamStaff and EPIX acquisitions, as well as higher state unemployment tax rates beginning January 1, 2004.

Operating Expenses

        The following table presents certain information related to the Company’s operating expenses for the six months ended June 30, 2004 and 2003:

	Six Months Ended
	June 30, 2004	June 30, 2003	% Change
	(in thousands, except statistical data)
Operating Expenses:
Salaries, wages and commissions	$35,159	$25,517	37.8%
Other general and administrative	19,356	15,030	28.8%
Depreciation and amortization	6,410	3,616	77.3%

Total Operating Expenses	$60,925	$44,163	38.0%

Statistical Data:
Internal employees at period end	1,069	800	33.6%

        Total operating expenses were $60.9 million for the six months ended June 30, 2004 as compared to $44.2 million for the six months ended June 30, 2003, representing an increase of $16.7 million or 38.0%.

        Salaries, wages and commissions were $35.2 million for the six months ended June 30, 2004 as compared to $25.5 million for the six months ended June 30, 2003, representing an increase of $9.7 million or 37.8%. The increase is primarily a result of increased headcount related to a sales force expansion during 2003 and an increase in headcount related to the TeamStaff and EPIX acquisitions.

        Other general and administrative expenses were $19.4 million for the six months ended June 30, 2004 as compared to $15.0 million for the six months ended June 30, 2003, representing an increase of $4.4 million or 28.8%. This increase is primarily a result of increased costs associated with the TeamStaff and EPIX acquisitions, including an increase in postage and delivery fees related to the additional client employees, and an increase in rent expense and associated utilities for additional service branches opened in 2003.

        Depreciation and amortization expenses were $6.4 million for the six months ended June 30, 2004 compared to $3.6 million for the six months ended June 30, 2003. The increase is primarily attributable to the amortization of the intangible assets associated with the TeamStaff acquisition, and the EPIX acquisition.

Interest Income, net

        Interest income, net, was $0.4 million for the six months ended June 30, 2004 compared to $0.8 million for the first six months ended June 30, 2003. The decrease is due to an increase in interest expense for the six months ended June 30, 2004 associated with the Company’s revolving credit facility obtained in connection with the EPIX acquisition and repaid in connection with the Company’s secondary stock offering.

Income Taxes

        Income taxes were $6.9 million for the six months ended June 30, 2004 compared to $3.1 million for the six months ended June 30, 2003. The increase is primarily due to an increase in taxable income for the first six months of 2004 compared to the first six months of 2003. The Company’s effective tax rates for 2004 and 2003 were 33.0%. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

Net Income and Diluted Earnings Per Share

        As a result of the factors described above, net income increased 125% to $14.0 million for the six months ended June 30, 2004 compared to $6.2 million for the six months ended June 30, 2003. Net income per common share on 27.3 million diluted shares was $0.51 for the six months ended June 30, 2004 excluding the impact of the non-recurring, non-cash charge related to the Preferred Stock conversion previously discussed, the accretion of redemption value of Preferred Stock prior to conversion and the related Preferred Stock dividends, as compared to net income per common share on 22.8 million diluted shares of $0.27 for the six months ended June 30, 2003. There were no pro-forma adjustments applicable for the six months ended June 30, 2003. See the reconciliation of the pro forma information under “Non-GAAP Financial Information.”

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

        On May 19, 2004, the Company completed its secondary public stock offering of 1,750,000 shares of its common stock for $21.75 per share, less underwriting discounts and commissions of $1.305 per share. Net proceeds from the offering totaled approximately $35.0 million (net of $0.8 million of stock issuance costs). A portion of the proceeds from the offering totaling $20.0 million was used to repay outstanding borrowings under the Company’s credit agreement with Bank of America, N.A. The remainder of the proceeds will be used for working capital and general corporate purposes.

        On March 26, 2004, the Company entered into an unsecured credit agreement with Bank of America, N.A. Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit agreement provides for revolving borrowings in an amount not to exceed $35.0 million and has a term of three years. Loan advances bear interest at a rate equal to an applicable margin (based upon a ratio of total debt to consolidated EBITDA, as defined in the credit agreement) plus one of the following indexes: (i) 30-day LIBOR; and (ii) the Bank of America, N.A. prime rate. Up to $7.0 million of the loan commitment can be made through letters of credit, a fee determined by reference to the applicable margin will be charged on the aggregate stated amount of each outstanding letter of credit. A fee of the 50 basis points is charged for any unused portion of the loan commitment.

        The credit agreement includes certain financial maintenance requirements and affirmative and negative covenants, including the following:

•	the Company's consolidated net worth at the end of any quarter may not be less than the sum of:

°	85% of the Company's consolidated net worth as of December 31, 2003; plus

°	as of the end of each quarter commencing with the quarter ending March 31, 2004, an amount equal to 75% of the Company’s consolidated net income for the quarter then ended; plus

°	100% of the proceeds of all issuances of the Company's capital stock after March 26, 2004; less

°	the amount of Series A Preferred Stock repurchased by the Company;

•	the Company’s consolidated EBITDA, as defined in the credit agreement, may not be less than $30.0 million for each twelve month period ending as of each fiscal quarter;

•	the Company’s ratio of consolidated funded indebtedness (as defined in the credit agreement) to consolidated EBITDA as of the end of any fiscal quarter may not be greater than 1.50 to 1.0; and

•	the Company’s consolidated fixed charge coverage ratio (as defined in the credit agreement) as of the end of any fiscal quarter may not be less than 1.5 to 1.0.

        The covenants in the credit agreement also restrict, among other things, the Company’s ability to: incur liens; make certain investments; incur additional indebtedness; engage in certain fundamental corporate transactions; dispose of property; redeem the Series A Preferred Stock; or make certain restricted payments. The credit agreement contains customary events of default and allows the bank to accelerate amounts outstanding under the credit agreement upon the occurrence of certain events of default.

        On March 26, 2004, the Company borrowed $20.0 million under the credit agreement to partially fund the EPIX acquisition. The Company used approximately $20.0 million of the net proceeds from its secondary stock offering to pay in full the amount outstanding under the credit agreement.

        The Company currently believes that its current cash balances and cash flow from operations will be sufficient to meet its operational requirements for the next 12 months, excluding cash required for acquisitions, if any.

        The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees, accounts payable for capital expenditures, the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; and (iv) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on elected coverage levels by the client and the client employees. Included in the Company’s billings during the first six months of 2004 were salaries, wages and payroll taxes of client employees of $2,094.0 million. The billings to clients are managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of each of the Company’s Professional Services Agreements, the Company is obligated to make certain wage, tax and regulatory payments. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client. To the extent this objective is not achieved, short-term cash requirements can be significant. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

        Restricted Cash

        At June 30, 2004, the Company had $165.3 million in total cash and cash equivalents, certificates of deposits and marketable securities, of which $54.5 million was unrestricted. The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverage. The Company uses its cash, cash equivalents and marketable securities to collateralize these obligations as more fully described below. Cash, cash equivalents and marketable securities used to collateralize these obligations are designated as restricted in the Company’s financial statements.

        At June 30, 2004, the Company had pledged $110.8 million of restricted certificates of deposit and restricted marketable securities, with original maturities of less than one year, as collateral for certain standby letters of credit, in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans, and in a rabbi trust in connection with a deferred compensation plan assumed in the EPIX acquisition.

	June 30, 2004	December 31, 2003
	(in thousands)
Certificates of deposit - restricted:
BCBS standby letter of credit	$6,000	$6,000
Other	32	32

Total certificates of deposit - restricted	6,032	6,032

Short-term marketable securities - restricted:
Workers' compensation collateral - CNA	79,235	79,136
General insurance collateral obligations - AIG	3,646	2,635
Escrow for TeamStaff acquisition	--	2,500

Total short-term marketable securities - restricted	82,881	84,271

Long-term marketable securities restricted:
Workers' compensation collateral - AIG	17,081	17,023
Rabbi trust	4,808	--

Total long-term marketable securities - restricted	21,889	17,023

Total restricted assets	$110,802	$107,326

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

        Operating Cash Flow

        At June 30, 2004, the Company had net working capital of $76.0 million, including restricted funds classified as short-term of $88.9 million, as compared to $90.1 million in net working capital as of December 31, 2003, including $90.3 million of restricted funds classified as short-term.

        Net cash provided by operating activities was $17.3 million for the six months ended June 30, 2004 as compared to net cash provided by operating activities of $4.2 million for the six months ended June 30, 2003, representing an increase of $13.1 million. The overall increase in cash provided by operating activities is primarily attributable to the increase in net income during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, and other net changes in working capital items, including accounts receivable, workers’ compensation receivable, accrued payroll and payroll taxes, and customer deposits and prepayments.

        Cash Flow from Investing Activities

        Cash used in investing activities for the six months ended June 30, 2004 of $41.6 million primarily relates to the funds used for the EPIX acquisition ($37.8 million, including direct acquisition costs of $1.8 million) and the release of $2.3 million of escrow to TeamStaff related to the settlement of the TeamStaff acquisition contingent purchase price. During the six months ended June 30, 2004, the Company incurred $2.8 million in capital expenditures primarily related to investments in technology.

        Cash Flow from Financing Activities

         Cash provided by financing activities for the six months ended June 30, 2004 of $34.1 million was primarily a result of the closing of the secondary public offering of 1,750,000 shares of the Company’s common stock at $21.75 per share, less underwriting discounts and commissions, of $1.305 per share. Net proceeds from the offering totaled approximately $35.0 million, (net of $0.8 million of issuance costs) of which $20.0 million was used to repay outstanding borrowings under the Bank of America, N.A. credit agreement.

        The Company received approximately $1.9 million from directors, officers and employees of the Company upon the exercise of 448,655 stock options and the purchase of 18,379 shares of common stock under the Company’s Employee Stock Purchase Plan.

        The Company paid dividends to the common and preferred shareholders of approximately $2.8 million during the first half of 2004.

        Inflation

        The Company believes that inflation in salaries and wages of client employees has a positive impact on its results of operations as certain amounts of the professional service fee earned from clients is proportional to such changes in salaries and wages.

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk

        The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company utilizes U.S. government agency and other corporate debt with fixed rates and maturities of less than one year and money market funds to manage its exposures to interest rates. (See Note 2 to the condensed consolidated financial statements appearing elsewhere in this Form 10-Q). The Company holds collateral with respect to its workers’ compensation insurance provided by the member insurance companies of AIG for the 2003 and 2004 workers’ compensation program, which has been invested in money market funds. If interest rates decrease, the interest income with respect to these investments would be reduced. The Company is also subject to market risk from exposures to changes in interest rates related to insurance premiums paid to CNA under its workers’ compensation programs for the policy years 2000 through 2002. The insurance premiums paid to CNA are invested in cash and cash equivalents, government and corporate issued securities and mortgage and asset-backed securities. In the event interest rates decrease, the returns on insurance premiums will be reduced and as a result the Company may be required to make additional premium payments to CNA. The insurance premiums paid to AIG under its workers’ compensation insurance program earn a fixed rate of return and are not subject to market risk from changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2004, although there can be no assurances that interest rates will not change.

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

ITEM 2.    Changes in Securities and Use of Proceeds

        On May 19, 2004, the Company completed the secondary public offering of 5,520,000 shares of the Company’s common stock at $21.75 per share, less underwriting discounts and commissions, of $1.305 per share. In the offering, the Company sold 1,750,000 shares and 3,770,000 shares were sold by selling shareholders. The Company received net proceeds from the sale of approximately $35.0 million (net of $0.8 million of issuance costs), of which $20.0 million was used to repay indebtedness incurred to partially fund the acquisition of the client portfolio of EPIX Holdings Corporation. The balance of the net proceeds will be used for working capital and other general corporate purposes.

        In connection with the offering, the holders of the Company’s Preferred Stock converted all shares of the Preferred Stock into 5,514,705 shares of the Company’s common stock. The holders of the Company’s Preferred Stock sold 3,555,000 of the converted common shares in the offering and certain members of management, directors and other shareholders sold 215,000 shares. The shares sold by the holders of Preferred Stock included 720,000 shares purchased by the underwriters pursuant to the over-allotment option granted to them.

ITEM 4.     Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders of the Company was held on May 20, 2004. Holders of 21,619,139 shares of common stock, which included shares voted by holders of Preferred Stock on as “as converted” basis, were present in person or by proxy at the meeting. The two proposals voted on at the annual meeting were approved. The votes of the stockholders were as follows:

    1.        Election of three Class III directors:

	For	Withheld

Erik Vonk	21,012,841	606,298
Darcy E Bradbury	20,714,776	904,363
Jeffrey A Sonnenfeld	21,469,931	149,208

George B. Beitzel, Jonathan H. Kagan, James F. Manning and Elliot B. Ross continue to serve as elected directors of the Company. In addition, David S. Katz and James E. Cowie were requested by the board of directors, and have agreed, to continue to serve as directors of the Company, even though no shares of Preferred Stock remained outstanding.

    2.        Approval of an amendment to our articles of incorporation to eliminate the staggered terms of the Company’s board of directors and provide for the annual election of all directors beginning with the 2005 annual meeting of shareholders:

For	Against	Abstained

21,320,786	292,251	6,102

ITEM 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

        On April 9, 2004, a Form 8-K was filed with the Securities and Exchange Commission as a current report announcing the acquisition by the Company of the human resources outsourcing client portfolio of EPIX Holdings Corporation and certain of its subsidiaries. In addition, the Company announced that it entered into a $35.0 million credit agreement with Bank of America, N.A.

        On April 12, 2004, a Form 8-K was furnished to the Securities and Exchange Commission as a current report containing a press release dated March 29, 2004, announcing the acquisition by the Company of the human resources outsourcing client portfolio of EPIX Holdings Corporation and the closing of its $35.0 million credit facility with Bank of America.

        On April 22, 2004, a Form 8-K was furnished to the Securities and Exchange Commission as a current report announcing the Company filed a registration statement with the Securities and Exchange Commission covering a proposed underwritten public offering of common stock. The Company also announced the first quarter financial results for the three months ended March 31, 2004.

        On May 6, 2004, a form 8-K/A was filed with the Securities and Exchange Commission that amended the Form 8-K dated April 9, 2004 to include the audited financial statements of EPIX Holdings Corporation as of and for the year ended December 31, 2003 and pro forma financial information relating to the EPIX acquisition.

        On May 18, 2004, a Form 8-K was furnished to the Securities and Exchange Commission as a current report announcing the Company priced its public offering of 4,800,000 shares of its common stock.

        On May 21, 2004, a Form 8-K was furnished to the Securities and Exchange Commission as a current report containing a press release dated May 21, 2004, announcing the re-election of two members of the Board of Directors, the election of a new member of the Board of Directors, and that James Cowie and David Katz were asked by the Board of Directors to remain as members of the Board. In addition, the Company announced the closing of the secondary offering of common stock on May 19, 2004 and the declaration of a quarterly dividend of $0.06 per common share payable on July 30, 2004 to all shareholders of record as of July 15, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.
Dated: August 9, 2004	/s/ PETER C. GRABOWSKI
Peter C. Grabowski Chief Financial Officer (Principal Financial Officer)