Form 10-Q
period 2004-09-30
GEVITY HR INC
filed 2004-11-09
CIK 1035185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

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

Yes ☒   No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of common stock	Outstanding as of November 2, 2004
Par value $0.01 per share	27,128,498

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in $000‘s except share and per share data)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003

Revenues	$147,969	$102,833	$431,948	$307,745
Cost of services	103,867	74,039	306,387	226,312

Gross profit	44,102	28,794	125,561	81,433

Operating expenses:
Salaries, wages and commissions	17,433	13,280	52,592	38,797
Other general and administrative	10,935	7,974	30,291	23,004
Depreciation and amortization	3,923	1,803	10,333	5,419

Total operating expenses	32,291	23,057	93,216	67,220

Operating income	11,811	5,737	32,345	14,213
Interest income, net	338	416	781	1,231
Other non-operating expense, net	(12)	(7)	(100)	(19)

Income before income taxes	12,137	6,146	33,026	15,425
Income tax provision	4,006	2,028	10,899	5,090

Net income	8,131	4,118	22,127	10,335
Non-recurring, non-cash charge attributable to the
acceleration of the unamortized discount associated
with the conversion into common stock of all shares
of the convertible, redeemable preferred stock	--	--	29,317	--
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of
convertible, redeemable preferred stock	--	69	129	86
Preferred stock dividends	--	201	434	477
Assumed preferred stock dividend (assuming full
distribution of net income)	--	642	--	719

Net income (loss) attributable to common shareholders	$8,131	$3,206	$(7,753)	$9,053

Net income (loss) per common share:

- Basic	$0.30	$0.17	$(0.34)	$0.45

- Diluted (Reported earnings per common share
includes adjustments per share of ($1.14) for the
nine months ended September 30, 2004
substantially all attributable to the
non-recurring, non-cash charge related to the
acceleration of the unamortized discount
associated with the conversion into common stock
of all shares of the convertible, redeemable
preferred stock, see Note 1.)	$0.29	$0.16	$(0.34)	$0.43

Weighted average common shares outstanding
- Basic	26,972,223	18,641,055	23,098,355	19,903,406
- Diluted	28,472,727	26,093,818	23,098,355	23,990,849

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in $000‘s, except share and per share data)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$85,090	$44,682
Certificates of deposit - restricted	6,032	6,032
Marketable securities - restricted	80,471	84,271
Accounts receivable, net	114,740	100,829
Short-term workers' compensation receivable, net	27,910	11,734
Deferred tax asset, net	1,693	2,410
Other current assets	7,375	8,281

Total current assets	323,311	258,239
Property and equipment, net	10,265	12,253
Long-term marketable securities - restricted	8,168	17,023
Long-term workers' compensation receivable, net	40,571	12,621
Intangible assets, net	42,033	7,128
Goodwill	8,692	8,692
Other assets	5,941	5,608

Total assets	$438,981	$321,564

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
UNAUDITED
(in $000‘s, except share and per share data)

	September 30, 2004	December 31, 2003

LIABILITIES, CONVERTIBLE REDEEMABLE
PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Current liabilities:
Accrued payroll and payroll taxes	$128,448	$119,432
Accrued insurance premiums, health and
workers' compensation insurance reserves	52,448	32,071
Customer deposits and prepayments	35,288	9,336
Accounts payable and other accrued liabilities	6,070	4,307
Income taxes payable	7,429	1,833
Dividends payable	1,624	1,161

Total current liabilities	231,307	168,140

Long-term accrued workers' compensation
insurance reserves	49,110	59,280

Deferred tax liability	919	296

Other long-term liabilities	6,624	914

Total liabilities	287,960	228,630

Commitments and contingencies
Series A convertible, redeemable preferred stock, $0.01 par value,
($30,000 liquidation preference) 0 and 30,000 shares authorized, issued and outstanding as of September 30, 2004 and December 31, 2003,
respectively, net	--	554

Shareholders' equity:
Common stock, $.01 par value
Shares authorized: 100,000,000
Shares issued:
September 30, 2004 - 30,101,660
December 31, 2003 - 22,251,477	301	223
Additional paid in capital	149,369	78,715

Retained earnings (Period ended September 30, 2004 includes a non-recurring, non-cash charge of $29,317 attributable to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the convertible,
redeemable preferred stock.)	17,568	29,734
Treasury stock (3,034,974 and 3,062,751 shares at cost, respectively)	(16,217)	(16,292)

Total shareholders' equity	151,021	92,380

Total liabilities, convertible redeemable preferred
stock and shareholders' equity	$438,981	$321,564

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in $000‘s)

	For the Nine Months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,127	$10,335
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	10,333	5,419
Deferred tax provision, net	1,340	4,104
Provision for bad debts	277	248
Other	182	64
Changes in operating working capital:
Accounts receivable, net	(14,188)	(722)
Other current assets	906	4,487
Workers' compensation receivable, net	(44,126)	(22,947)
Other assets	(333)	99
Accrued insurance premiums, health and
workers' compensation insurance reserves	20,377	9,384
Accrued payroll and payroll taxes	9,016	(102)
Accounts payable and other accrued liabilities	1,763	(405)
Income taxes payable	9,124	2,060
Customer deposits and prepayments	25,952	2,970
Long-term accrued workers' compensation
insurance reserves	(10,170)	(8,682)
Other long-term liabilities	896	74

Net cash provided by operating activities	33,476	6,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(133,878)	(82,569)
Maturities of marketable securities and certificates of
deposit	151,347	70,389
Purchase of intangible assets	(40,128)	--
Capital expenditures	(3,304)	(2,001)

Net cash used in investing activities	(25,963)	(14,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends to shareholders	(4,384)	(3,282)
Proceeds from credit line borrowing	27,000	--
Payments on credit line borrowing	(27,000)	--
Proceeds from secondary stock offering	34,727	--
Proceeds from issuance of Series A Convertible,
Redeemable Preferred Stock, net of issuance costs	--	27,686
Purchase of treasury stock	--	(16,272)
Proceeds from issuance of common shares, net	2,552	5,957

Net cash provided by financing activities	32,895	14,089

Net increase in cash and cash equivalents	40,408	6,294
Cash and cash equivalents - beginning of period	44,682	33,769

Cash and cash equivalents - end of period	$85,090	$40,063

Supplemental disclosure of cash flow information:
Income taxes paid	$435	$1,742

Interest paid	$184	$--

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

        In connection with the original issue of the Preferred Stock on June 6, 2003, the Company recorded the Preferred Stock at its fair value on the date of issuance of approximately $30,000 less issuance costs of $2,314, and less an allocation of $27,298 to a beneficial conversion feature. The beneficial conversion feature resulted from the conversion feature of the Preferred Stock that was in-the-money on the date of issuance attributable to the increase in the market price of the Company’s common stock during the period from the date on which the conversion price was fixed (approximating market price at that time) and the date on which the Preferred Stock was issued, following shareholder approval. The beneficial conversion feature was calculated as the difference between the market price and the conversion price on the date of issuance, multiplied by the number of shares of common stock into which the Preferred Stock was convertible. The beneficial conversion amount was recorded as a reduction of the carrying value of the Preferred Stock and an increase to additional paid-in-capital. The difference between the aggregate liquidation value of $30,000 and the initial balance of $388 recorded in the Series A Preferred Stock account on the Company’s balance sheet, as a result of the beneficial conversion feature and the cost of issuance, was being amortized over the periods from the date of issuance to the respective demand redemption dates for each 10,000 share tranche, utilizing the interest method.

        Following the conversion of all shares of Preferred Stock into common stock, the Company recorded in the second quarter of 2004 a non-recurring, non-cash charge of $29,317 to retained earnings and reduced net income attributable to common shareholders by a corresponding amount. This charge was required in order to account for the acceleration of the unamortized discount related to the beneficial conversion feature and stock issuance costs. The effect of the Preferred Stock transactions (which include the accretion of redemption value of the Preferred Stock prior to conversion and the Preferred Stock dividends) reduced earnings per diluted share by $1.14 for the nine months ended September 30, 2004, and the Company recorded a net loss attributable to common shareholders of $7,753, or $0.34 per diluted share for the nine month period. This transaction had no effect on the third quarter of 2004.

Earnings Per Share

Recently Issued Accounting Standard – In March 2004, the Emerging Issues Task Force reached a consensus on EITF Issue 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128. The guidance in this EITF issue is effective for quarters beginning after March 31, 2004. EITF Issue No. 03-6 provides additional guidance to determine whether a security is a participating security and therefore subject to the two-class method under Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Under this method, the Company must calculate the assumed distribution of all earnings in the period to holders of basic and preferred securities. If the basic earnings per share (“EPS”) under this method is less than the basic EPS calculated under the method originally prescribed in SFAS 128, this lower figure must be recorded as the basic EPS. The consensus in EITF Issue 03-6 must be applied by restating previously reported EPS. Basic EPS for the three and nine month periods ended September 30, 2003 have been restated as necessary for the application of the consensus in EITF Issue 03-6. This resulted in a reduction of basic EPS for the three and nine month periods ended September 30, 2003 of $0.04 per share with no effect on previously reported diluted EPS. The EPS presented for the three and nine month periods ended September 30, 2004 also reflect the adoption of the consensus. However, there was no effect on the three month period ended September 30, 2004 as a result of the conversion of 100% of the preferred stock on May 19, 2004 and there was no effect on the nine months ended September 30, 2004 as a result of the net loss attributable to common shareholders during that period.

        The reconciliations of net income attributable to common shareholders and shares outstanding for purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Three Months Ended September 30, 2004:
Basic EPS:
Net income attributable to common shareholders	$8,131	26,972,223	$0.30

Effect of dilutive securities
Options to purchase common stock		1,500,504

Diluted EPS:
Net income	$8,131	28,472,727	$0.29

        For the three months ended September 30, 2004, options to purchase 712,987 shares of common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Three Months Ended September 30, 2003:
Basic EPS:
Net income	$4,118
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	69
Preferred stock dividends	201
Assumed preferred stock dividend (assuming full distribution
of net income)	642

Net income attributable to common shareholders	3,206	18,641,055	$0.17

Effect of dilutive securities:
Options to purchase common stock		1,938,058
Convertible, redeemable preferred stock	912	5,514,705

Diluted EPS:
Net income	$4,118	26,093,818	$0.16

        For the three months ended September 30, 2003, options to purchase 116,102 shares of common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

For the Nine Months Ended September 30, 2004:
Basic EPS:
Net income	$22,127
Non-recurring, non-cash charge attributable to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the convertible, redeemable
preferred stock	29,317
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	129
Preferred stock dividends	434

Net loss attributable to common shareholders	(7,753)	23,098,355	$(0.34)

Effect of dilutive securities:
Options to purchase common stock		--
Convertible, redeemable preferred stock	--	--

Diluted EPS:
Net loss attributable to common shareholders	$(7,753)	23,098,355	$(0.34)

        For the nine months ended September 30, 2004, inclusion of stock options to purchase 3,851,341 shares of common stock at various prices and inclusion of the Preferred Stock on an “if-converted” basis for the period it was outstanding would have been antidilutive and therefore were not reflected in the diluted earnings per share computation.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Nine Months Ended September 30, 2003:
Basic EPS:
Net income	$10,335
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	86
Preferred stock dividends	477
Assumed preferred stock dividend (assuming full distribution
of net income)	719

Net income attributable to common shareholders	9,053	19,903,406	$0.45

Effect of dilutive securities:
Options to purchase common stock		1,723,998
Convertible, redeemable preferred stock	1,282	2,363,445

Diluted EPS:
Net income	$10,335	23,990,849	$0.43

        For the nine months ended September 30, 2003, options to purchase 351,277 shares of common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

Stock-Based Compensation

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has determined it will not voluntarily change to the fair-value method of accounting for stock-based employee compensation.

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

		For the Three Months Ended		For the Nine Months Ended
		September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income	As reported	$8,131	$4,118	$22,127	$10,335
Less: employee compensation
for stock option program,
net of tax effect	Pro forma	753	368	2,301	982

Net income	Pro forma	$7,378	$3,750	$19,826	$9,353

Basic earnings (loss) per share	As reported	$0.30	$0.17	$(0.34)	$0.45
	Pro forma	$0.27	$0.15	$(0.44)	$0.41
Diluted earnings (loss) per share	As reported	$0.29	$0.16	$(0.34)	$0.43
	Pro forma	$0.26	$0.14	$(0.44)	$0.39

2.     MARKETABLE SECURITIES — RESTRICTED

        At September 30, 2004 and December 31, 2003, the Company’s investment portfolio consisted of restricted marketable debt and equity securities classified as trading and available-for-sale.

        Restricted marketable securities designated as available-for-sale include auction market municipal bonds, auction market preferred shares, and money market funds. These securities relate to collateral held in connection with the Company’s workers’ compensation programs, collateral held in connection with the Company’s general insurance programs and escrow amounts held in connection with the TeamStaff acquisition (at December 31, 2003) and have been classified as restricted in the accompanying condensed consolidated balance sheets. Due to the short-term maturity of these instruments, the carrying amount approximates fair value. The interest earned on these securities is recognized as interest income on the Company’s consolidated statements of operations.

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

        The amortized cost and estimated fair value of the marketable securities portfolio by type and classification as of September 30, 2004 and December 31, 2003 is as follows:

	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value

As of September 30, 2004:
Short-term
Auction market municipal bonds - restricted	$1,525	$--	$1,525
Auction market preferred shares - restricted	4,100	--	4,100
Money market - restricted	74,846	--	74,846

Total short-term marketable securities - restricted	$80,471	$--	$80,471

Long-term
Money market - restricted	$3,476	$--	$3,476
Mutual funds - trading	4,692	--	4,692

Total long-term marketable securities - restricted	$8,168	$--	$8,168

As of December 31, 2003:
Short-term
Auction market municipal bonds - restricted	$63,450	$--	$63,450
Auction market preferred shares - restricted	11,700	--	11,700
Money market - restricted	9,121	--	9,121

Total short-term marketable securities - restricted	$84,271	$-	$84,271

Long-term
Money market - restricted	$17,023	$-	$17,023

        For the three and nine months ended September 30, 2004 and September 30, 2003, there were no realized gains or losses from the sale of marketable securities. There were no unrealized gains or losses on marketable securities as of September 30, 2004 and December 31, 2003. See Note 7 for a discussion of a significant reduction in restricted marketable securities after September 30, 2004.

3.     ACCOUNTS RECEIVABLE

        At September 30, 2004 and December 31, 2003, accounts receivable consisted of the following:

	September 30, 2004	December 31, 2003

Billed to clients	$3,995	$6,415
Unbilled revenues	111,595	95,225

	115,590	101,640
Less: Allowance for doubtful accounts	(850)	(811)

Total	$114,740	$100,829

4.     WORKERS’ COMPENSATION RECEIVABLE

        The Company established an annual loss sensitive workers’ compensation insurance program with member insurance companies of American International Group, Inc. (“AIG”) effective January 1, 2003. In 2003, the Company also began to operate a wholly-owned Bermuda-based insurance subsidiary as a component of its workers’ compensation programs. See Note 7 regarding the Company’s prior years workers’ compensation insurance programs with CNA Financial Corporation (“CNA”).

        The AIG workers’ compensation insurance programs provide for a sharing of risk between the Company and AIG whereby AIG assumes risk within the following parts of the programs: (i) individual claim stop loss insurance risk; (ii) for the 2003 program year only, aggregate claim stop loss insurance risk; and (iii) premium payment credit risk.

        The Company, through its Bermuda-based insurance subsidiary, assumes risk related to claims not subject to the individual claim stop loss insurance amount or claims not subject to the aggregate claim stop loss insurance amount.

        With respect to the individual claim stop loss insurance risk, the Company is responsible for paying, through AIG, claim amounts related to the first $1 million per occurrence for the 2003 program year and $2 million per occurrence for the 2004 program year. Claim amounts in excess of $1 million per occurrence for the 2003 program year and $2 million per occurrence for the 2004 program year are insured through the AIG program. For the 2004 program year, claim amounts between $1 million and $2 million per occurrence have been reinsured through Munich American Reassurance Company. The Company, through its Bermuda-based insurance subsidiary, remits premiums to AIG, to cover AIG’s estimate of claims up to the per occurrence claim amount. Under the 2004 workers’ compensation program, of the $111,000 of such premiums paid, the Company is guaranteed by AIG to receive a 2.92% per annum fixed return on amounts held by AIG in excess of claims paid. Under the 2003 program with AIG, of the $85,000 of such premiums paid, the Company is guaranteed by AIG to receive 2.42% per annum fixed return on $73,500 and 1.85% on the remaining amount in excess of claims paid. In order for the Company to receive the guaranteed return rates, the excess premiums must remain with AIG for at least 10 years for the 2004 program and 7 years for the 2003 program. If excess premium payments are withdrawn prior to the stated period, the interest rate is adjusted downward based upon a sliding scale.

        With respect to the aggregate claim stop loss insurance risk for the 2003 program, claims amount in excess of 175% of the insurance company’s estimate of expected losses for the program year are insured through the AIG program. The amount of the expected losses is established at the beginning of the program year based on an expected volume of payroll associated with the employees of the Company and its clients. If the payroll volume varies during the year, the amount of the aggregate claim stop loss insurance risk changes proportionately. The Company generally does not pay additional premiums during the program year unless payroll volume or actual losses exceed certain estimated amounts established at the beginning of the program year. This results in premium payment credit risk to AIG. Additionally, AIG does not require collateral equal to the limits of the aggregate claim stop loss amount. The absence of this collateral requirement results in credit risk to AIG. The Company did not elect aggregate claim stop loss insurance for the 2004 program year.

        Finally, with respect to the premium payment credit risk, this program is a fully insured policy written by AIG. If the Company were to fail to make premium payments to AIG as scheduled, then AIG would be responsible for the payment of all losses under the terms of the policy. Under the 2003 program, AIG required the Company to provide $17,000 of collateral related to premium payment credit risk. The required collateral was provided in the form of cash and short-term investments placed into a trust account. With respect to the 2004 program year the Company reached an agreement with AIG whereby the $17,000 of collateral related to premium payment credit risk for the 2003 program would serve as collateral for the 2004 program. This amount was included as long-term marketable securities-restricted as of December 31, 2003. During the third quarter of 2004, AIG released approximately $13.6 million of this collateral to the Company in connection with the premium audit and annual loss provision adjustment for the 2003 program year.

        The Company accrues for workers’ compensation costs under the AIG programs based upon premiums paid, estimated total costs of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the program, return on investment premium dollars paid and the discount rate used to determine the net present value of the expected future payments to be made under the program. At September 30, 2004 and December 31, 2003, the discount rate used to calculate the present value of claim liabilities was 2.5%. Premium payments made to AIG during 2004 and 2003 were in excess of the present value of the estimated claim liabilities. This resulted in a workers’ compensation receivable, net at September 30, 2004 and December 31, 2003 of $68,481 and $24,355, respectively, of which $27,910 and $11,734 was classified as short-term at September 30, 2004 and December 31, 2003, respectively.

5.     INTANGIBLE ASSETS

EPIX Acquisition

        On March 26, 2004, the Company acquired the human resource outsourcing client portfolio of EPIX Holdings Corporation (“EPIX”) and certain of its subsidiaries. The transaction was accomplished by an assignment from EPIX and its subsidiaries to the Company of all of its client service agreements, which covered approximately 2,000 clients and approximately 30,000 client employees.

        The purchase price for the acquired assets was $37,834 (including direct acquisition costs of $1,834). In connection with the acquisition, the Company entered into a $35,000 unsecured credit agreement with Bank of America, N.A. (see Note 8). The Company utilized $20,000 of this credit agreement to fund the purchase price for the acquisition and paid the remainder of the purchase price from its internal funds. Of the amount paid to EPIX, $2,500 was placed in an escrow account as security for certain indemnification obligations of EPIX under the asset purchase agreement. In connection with the acquisition, the Company assumed certain employee benefit plans of EPIX that cover certain of the client employees acquired by the Company. Amounts held in the escrow account may be used by the Company under certain circumstances to reimburse or compensate itself for adverse consequences resulting from a breach by EPIX of certain representations and warranties in the asset purchase agreement or issues related to any assumed employee benefit plan that result from any action or failure to act on the part of EPIX prior to the closing date of the transaction. An amount equal to $1,250 (plus investment income earned), to the extent then held in the escrow account, will be released to EPIX on March 26, 2005, with the remaining amount, if any, released to EPIX on March 26, 2006. In June 2004, the Company converted the EPIX clients and client employees to Gevity’s Oracle Human Resource Management and Payroll applications.

        The EPIX acquisition was accounted for under the purchase method, in accordance with SFAS No. 141, Business Combinations. The results of operations for EPIX are included in the Company’s statement of operations for the period March 27, 2004 through September 30, 2004. The purchase price of $37,834 was allocated to assets acquired based upon their fair values on the date of acquisition as determined by a third party valuation and by management estimates. This resulted in 100% of the purchase price being allocated to the client list intangible asset. This intangible asset will be amortized on a straight-line basis over its estimated useful life of 5 years.

        In connection with the acquisition, the Company assumed the assets and liabilities related to a non-qualified deferred compensation plan. At September 30, 2004, plan assets of $4,692 are held in a rabbi trust and included in long-term investments — restricted (see Note 2) and the related deferred compensation plan liability of $4,692 is included in other long-term liabilities.

        Under the EPIX acquisition agreement, EPIX agreed to pay the Company for the assumption of certain employment related liabilities. EPIX also agreed to perform transition services through June 30, 2004 for a fee and the Company agreed to process payroll for the EPIX internal employees under a co-employment agreement. In connection with the above and as a result of net cash received by EPIX related to client billings subsequent to March 26, 2004, the Company has a receivable remaining from EPIX of approximately $329, which is included in other current assets as of September 30, 2004. Both companies are currently finalizing their review of the receivable balance and resolution is expected by the end of the year.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Pro forma revenues	$147,969	$136,347	$464,244	$413,487
Pro forma net income	$8,131	$7,187	$21,129	$12,475
Pro forma earnings(loss) per
share:
-Basic	$0.30	$0.34	$(0.38)	$0.56
-Diluted	$0.29	$0.28	$(0.38)	$0.52

TeamStaff Acquisition

        In March 2004, the Company and TeamStaff, Inc. (“TeamStaff”) agreed to release to TeamStaff $2,250 of the $2,500 held in the escrow account created in connection with the acquisition of TeamStaff on November 17, 2003. The escrow related to contingent purchase price was released to TeamStaff based on the retention by Gevity of approximately 90% of the former TeamStaff client employees during the measurement period. The balance of the escrow was returned to Gevity. The $2,250 has been added to the client list intangible asset and will be amortized over the remaining useful life of the asset.

Summary of Intangible Assets

        At September 30, 2004 and December 31, 2003, intangible assets consisted of the following:

	September 30, 2004	December 31, 2003

Client list	$47,438	$7,312
Accumulated amortization	(5,405)	(184)

Intangible assets, net	$42,033	$7,128

        Amortization expense for the three and nine months periods ended September 30, 2004 was $2,381 and $5,221, respectively. There was no amortization expense for the three and nine month periods ended September 30, 2003. Estimated amortization expense for each of the next five succeeding years is $9,527, $9,527, $9,527, $9,527 and $1,544, respectively.

6.     HEALTH BENEFITS

        Blue Cross Blue Shield of Florida (“BCBS”) is the Company’s primary healthcare provider in Florida, delivering medical care benefits to approximately 21,000 Florida-based client employees. The Company’s policy with BCBS is a minimum premium policy expiring September 30, 2005. Pursuant to this policy, the Company is obligated to reimburse BCBS for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and the aggregate loss coverage is provided to the Company at the level of 115% of projected claims. The Company’s obligation to BCBS related to incurred but not reported claims is secured by a letter of credit. As of September 30, 2004 and December 31, 2003, the amount of the letter of credit for BCBS securing such obligations was $6,000. The amount of the letter of credit was initially intended to approximate one month’s claims payments. The policy allows for an adjustment to the letter of credit amounts based on premium volume and for increases to the claims payment factor to a maximum of two months of expected claims payments.

        Aetna is the primary medical care benefits provider for approximately 27,000 client employees throughout the remainder of the country including client employees acquired in the EPIX acquisition. The Company’s 2004 policy with Aetna provides for HMO and PPO offerings to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement whereby the PPO plan is subject to a 7.5% additional premium if actual claims are greater than projected at the inception of the policy year.

        The Company provides coverage to approximately 1,000 client employees under regional medical plans in various areas of the country. Included in the list of medical benefit plan providers are Kaiser Foundation Health Plan, Inc. in California, Colorado and Georgia, Health Partners (Minnesota) in Minnesota, Harvard Pilgrim Healthcare in Massachusetts and Capital Health Plans in the Tallahassee, Florida region. Such regional medical plans are subject to fixed cost contracts that cap the Company’s annual liability.

        The Company’s dental plans, which include both PPO and HMO offerings, are primarily provided by Aetna for all client employees who elect coverage. In addition, Delta Dental and American Dental provided dental coverage for certain client employees acquired in the EPIX and TeamStaff acquisitions through September 30, 2004. All dental plans are subject to fixed cost contracts that cap the Company’s annual liability.

        In addition to dental coverage, the Company offers various fixed cost insurance programs to client employees such as vision care, life, accidental death and dismemberment, short-term disability and long-term disability. The Company also offers a flexible spending account for healthcare, dependent care and transportation costs.

        Beginning October 1, 2004, part-time employees of clients are eligible to enroll in limited benefit programs from Star HRG. These plans include fixed cost sickness and accident and dental insurance programs, and a vision discount plan.

        Client employees acquired in the EPIX acquisition and the TeamStaff acquisition were provided medical care benefits under the medical benefit plans in which they participated on the date of the respective acquisitions through September 30, 2004. These plans were fixed cost contracts that capped the Company’s annual liability. On October 1, 2004, these employees were offered coverage through the Company’s on-going plans.

        Included in accrued insurance premiums, health and workers’ compensation insurance reserves at September 30, 2004 and December 31, 2003 are $35,629 and $20,233, respectively, of short-term liabilities related to the Company’s health benefit plans. There were no long-term liabilities related to the Company’s health benefit plans at September 30, 2004 and December 31, 2003.

        Health benefit reserves are based primarily upon an independent actuarial estimate of claims incurred but not reported and for claims reported but not yet paid. The calculation of these reserves is based upon a number of factors, including current and historical claims payment patterns and medical trend rates.

7.    WORKERS’ COMPENSATION INSURANCE RESERVES

        The Company has loss sensitive workers’ compensation insurance programs with CNA for program years 2002, 2001 and 2000. See Note 4 regarding the Company’s 2004 and 2003 workers’ compensation insurance programs with AIG.

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

        With respect to the aggregate claim stop loss insurance risk, the Company is responsible for remitting premium payments to CNA sufficient to fund 130% of the insurance company’s estimate of expected losses for the program year. The amount of the expected losses was established at the beginning of each program year based on an expected volume of payroll. If the payroll volume varied during the year, the amount of the aggregate claim stop loss insurance risk changed proportionately. Total claims amounts during a program year that exceed 130% of the expected loss amount are insured through the CNA program.

        With respect to the claim payment timing risk, the Company paid premiums to CNA and guaranteed a specific investment return on those premium payments. If the premium payments plus the guaranteed investment returns were not adequate to fund a specific amount of claims due to the payment pattern of those claims being faster than expected, then CNA was required to fund the additional amounts required. For the 2000 and 2001 program years, the Company guaranteed that the premium paid to CNA would earn an annual rate of return equal to seven percent. For the 2002 program year, the Company guaranteed CNA that the premium would earn a rate of return equal to four and one-quarter percent. The Company was required to pay additional premiums to CNA after the close of each calendar year based on the difference between the actual return earned by the premium paid and the guaranteed annual rate of return. The additional premium paid to CNA was used to pay claims incurred during the program year and was included in the amount of accrued insurance premium reserves at December 31, 2003.

        Finally, with respect to the premium payment credit risk, since this program is a fully insured program written by CNA, if the Company were to fail to make premium payments to CNA as scheduled, then CNA would be responsible for the payment of all losses under the terms of the program. CNA did require the Company to provide collateral based on the estimate of expected losses for each program year. CNA did not receive collateral equal to the limits of the aggregate claim stop loss insurance amount, which is 130% of the estimate of the expected losses for the program year. Not receiving collateral equal to the aggregate claim stop loss amount resulted in premium payment risk to CNA.

        On October 11, 2004, the Company finalized agreements with AIG and CNA related to the Company’s 2000, 2001 and 2002 workers’ compensation insurance programs with CNA. The agreements have an effective date of September 30, 2004. Under the new agreements, the Company purchased insurance from AIG to cover the Company’s workers’ compensation claims liability up to the $1 million per occurrence deductible level for the program years 2000, 2001 and 2002. CNA remains the insurer on the underlying claims for these program years. The insurance purchased from AIG provides the Company greater protection relative to the aggregate insurance stop-loss coverage by reducing the Company’s maximum exposure from 130% of expected total losses to approximately 117% of expected total losses over the life of each program year.

        An insurance premium of $102,000 was paid by the Company to AIG in October 2004 and was funded substantially through the release by CNA to the Company of restricted marketable securities of approximately $76,500 previously pledged to CNA as collateral and of premium payments and deposits approximating $24,700 previously paid to CNA. Of the premium paid by the Company, AIG deposited $94,400 into an interest bearing loss fund account to fund all claims under the program up to AIG’s aggregate limit. Interest on the loss fund account (which will be reduced as claims are paid over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate of 3.0% until all claims are closed. AIG will return to the Company that portion of the loss fund account, if any, not used or retained to pay claims, including interest earned, at intervals of 36, 60, 84, and 120 months from the date of inception of the agreement. The maximum return amount, which is based upon a pre-determined formula, at 36 and 60 months is limited to $5,500 each, with no limit as to the return amount at 84 and 120 months. The original agreement with CNA did not provide specific guidelines for the return of excess collateral.

        The transaction with AIG did not have any impact on the Company’s accrued workers’ compensation insurance claims reserve at September 30, 2004. The Company expects this agreement will reduce future administrative expenses associated with the 2000, 2001 and 2002 program years.

        The Company accrued for workers’ compensation costs under the CNA program based upon payroll dollars paid to client employees, the specific risks associated with the type of work performed by the client employees, the administrative costs of the program, the expected rate of return earned by premium dollars as part of the program and the discount rate used to determine the present value of future payments to be made under the program. The discount rate used to calculate the present value of the claim liabilities was 2.5% at September 30, 2004 and December 31, 2003. Total liabilities for workers’ compensation costs at September 30, 2004 and December 31, 2003 were $65,928 and $71,118, respectively, of which $49,110 and $59,280, were classified as long-term at September 30, 2004 and December 31, 2003, respectively.

        The Company had pledged $76,441 and $79,136 in restricted marketable securities at September 30, 2004 and December 31, 2003, respectively, as collateral for the Company’s CNA workers’ compensation programs.

8.     REVOLVING CREDIT FACILITY

        On March 26, 2004, in connection with the EPIX acquisition (see Note 5), the Company entered into a $35,000 unsecured credit agreement with Bank of America, N.A. The credit agreement was subsequently amended on September 22, 2004 to allow the Company to purchase shares of its capital stock under certain conditions and to revise certain financial covenants (as amended, the “Credit Agreement”). Certain of the Company’s subsidiaries named in the Credit Agreement have guaranteed the obligations under the Credit Agreement. The Credit Agreement provides for revolving borrowings in an amount not to exceed $35,000 and has a term of three years. Loan advances under the agreement bear an interest rate equal to the applicable margin, (based upon a ratio of total debt to EBITDA, as defined in the Credit Agreement), plus one of the following indexes: (i) 30-day LIBOR and (ii) the Bank of America, N.A. prime rate. Up to $7,000 of the loan commitment can be made through letters of credit issued by the Bank of America. A fee, determined by reference to the applicable margin will be charged on the aggregate stated amount of each outstanding letter of credit. A fee of 50 basis points per annum is charged for any unused portion of the loan commitment. The Credit Agreement includes certain financial maintenance requirements and affirmative and negative covenants, of which the Company was in compliance with all at September 30, 2004.

        On May 19, 2004 the Company repaid outstanding advances under the Credit Agreement with proceeds from its secondary offering (see Note 10). The Company recorded $61 of interest expense during the three months ended September 30, 2004 related to the amortization of loan costs and unused loan commitment fees and $216 for the nine months ended September 30, 2004. As of September 30, 2004, there were no borrowings outstanding under the Credit Agreement.

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

        However, on May 12, 2002, the IRS released guidance applicable solely to the tax-qualified status of defined contribution retirement plans maintained by professional employer organizations. In that guidance, the IRS declared that it would not assert a violation of the exclusive benefit rule under Section 401(a) of the Internal Revenue Code if a professional employer organization that maintains a single employer 401(k) retirement plan for client employees takes certain remedial action by the last day of the first plan year beginning on or after January 1, 2003.

        The Company previously maintained a frozen single employer 401(k) retirement plan benefiting certain client employees and took remedial action to qualify for relief provided under the IRS guidance within the applicable deadline. As part of the remedial action, all of the plan’s assets (approximately $900 as of December 31, 2003) were transferred out of the plan, as directed by participants, and the plan was terminated.

        The status of the active multiple employer 401(k) retirement plans maintained by the Company are unaffected by the IRS guidance.

10.     EQUITY

         On May 19, 2004, the Company completed its secondary public stock offering of 1,750,000 shares of its common stock for $21.75 per share, less underwriting discounts and commissions of $1.305 per share. Net proceeds from the offering totaled approximately $34,727 (net of $1,052 of stock issuance costs). A portion of the proceeds from the offering totaling $20,000 was used to repay outstanding borrowings under the Company’s credit agreement with Bank of America, N.A. The remainder of the proceeds are expected to be used for working capital and general corporate purposes.

        Included in the public offering were 3,770,000 shares of the Company’s common stock sold by selling shareholders. Selling shareholders included the former preferred stockholders (who sold 3,555,000 shares) (see Note 1) and certain members of management, directors and other selling shareholders (who sold an aggregate of 215,000 shares). Proceeds from the sale of these shares went directly to the selling shareholders. The shares sold by the former holders of the Preferred Stock included 720,000 shares purchased by the underwriters pursuant to an over allotment option granted to them. In connection with the secondary offering, all shares of Preferred Stock were converted into common stock.

Employee Stock Option Plans

        During the nine months ended September 30, 2004 and 2003, the Company issued 585,478 and 1,199,807 shares, respectively, of its common stock to directors, officers and employees of the Company under the Company’s stock option plans upon the exercise of outstanding options for aggregate proceeds of approximately $2,186 and $5,801, respectively.

Employee Stock Purchase Plan

        During the nine months ended September 30, 2004 and 2003, 27,777 and 45,500 shares, respectively, of the Company’s common stock (from treasury) were sold to employees participating in the Company’s employee stock purchase plan, which was adopted on July 1, 2001. Proceeds from the employee stock purchase plan were approximately $366 for the nine months ended September 30, 2004 and $156 for the nine months ended September 30, 2003.

11.     INCOME TAXES

        The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for federal and state income taxes. For the three and nine months ended September 30, 2004 and 2003, the Company’s effective rate was 33.0%.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements. The Company’s actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements”. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in this filing and in conjunction with the Company’s Annual Report on Form 10-K. Historical results are not necessarily indicative of trends in operating results for any future period.

Non-GAAP Financial Information

        The following table reconciles results calculated using Generally Accepted Accounting Principles (“GAAP”) and results reported excluding certain charges (“non-GAAP financial information”). The pro forma non-GAAP financial information is included to provide investors a more complete and transparent understanding of the Company’s underlying operational results and trends, but should only be used in conjunction with results reported in accordance with GAAP. The Company believes that the pro forma non-GAAP financial information set forth below provides useful information to show the effect on diluted earnings per share when the non-recurring, non-cash charge to retained earnings to accelerate the amortization of the discount associated with the Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”), the accretion of redemption value of the Preferred Stock prior to conversion and the related Preferred Stock dividends, are excluded, in light of the full conversion of the Preferred Stock into common stock on May 19, 2004 (See Note 1 of Notes to Condensed Consolidated Financial Statements).

Reconciliation of Pro Forma Non-GAAP Financial Information:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income (loss) attributable to
common shareholders for purposes of
computing diluted earnings per share
(GAAP)	$8,131	$4,118	$(7,753)	$10,335
Pro forma adjustments:
Non-recurring, non-cash charge
attributable to the acceleration of
the unamortized discount associated
with the conversion into common stock
of all shares of the convertible,
redeemable preferred stock	--	--	29,317	--
Non-cash charges attributable to
beneficial conversion feature and
accretion of redemption value of
convertible, redeemable preferred stock	--	--	129	--
Preferred Stock dividends	--	--	434	--

Pro forma net income for
diluted earnings per share
calculation (non-GAAP)	$8,131	$4,118	$22,127	$10,335

Diluted earnings (loss) per
share (GAAP)	$0.29	$0.16	$(0.34)	$0.43

Pro forma diluted earnings per
share (non-GAAP)	$0.29	$0.16	$0.80	$0.43

Diluted weighted average
shares outstanding (GAAP)	28,472,727	26,093,818	23,098,355	23,990,849
Pro forma effect of dilutive securities:
Options	--	--	1,768,730	--
Convertible, redeemable preferred
stock	--	--	2,797,606	--

Pro forma diluted weighted average
shares outstanding (non-GAAP)	28,472,727	26,093,818	27,664,691	23,990,849

OVERVIEW AND INTRODUCTION

        The Company is a leading U.S. provider of human capital management solutions. The Company offers its clients, which are typically small to medium-sized businesses with between one and 500 employees, a broad range of tools and services that provide a complete solution for the clients’ human resource outsourcing needs. The Company’s tools and services include assisting clients with:

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

              In addition to the market growth opportunity that exists in the underserved small to medium-sized business market, the Company believes that there also exists an opportunity to increase prices from the current level of professional service fees being charged in delivering its human resource outsourcing services.

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

        The Company has transitioned its business from one that provided discounted insurance products to its clients to one that delivers human resource outsourcing solutions for its clients. During this transition, the total number of client employees serviced by the Company declined from over 130,000 client employees in 1999 to under 90,000 client employees during 2003. Following the acquisition of TeamStaff and EPIX, the Company now services over 134,000 client employees. During the transition, the Company increased its profitability by focusing on increased profitability per client employee.

        The Company continues to focus on increasing the profitability of each client employee as well as on increasing the overall number of client employees serviced. The Company believes that it can increase the overall number of client employees serviced through: (i) the enlargement of its target market focus to client prospects having 20-500 employees; (ii) the reconfiguration of sales territories to fewer territories that are larger in size; (iii) improved human resource outsourcing service offerings that will lead to higher current client employee retention levels; and (iv) acquisitions of other human resource outsourcing client portfolios.

        The Company has announced a long-range strategic objective of providing its range of insourced human resource services to its clients without the risk associated with providing workers’ compensation and healthcare insurance programs to its clients. The Company expects to evolve toward a business model that does not require the co-employment relationship but allows clients to retain their own insurance programs, which the Company will administer. To date, the results of this new business model have not had a significant impact on the Company’s revenues or results of operations.

        The following tables for the three months and nine months ended September 30, 2004 and 2003 provide information that the Company utilizes when assessing the financial performance of its business, which includes the effect of the TeamStaff acquisition in November 2003 and the EPIX acquisition in March 2004:

	Three Months Ended September 30,
	2004	2003	% Change

Statistical data:
Client employees at period end	134,102	88,100	52.2%
Clients at period end (1)	10,020	6,631	51.1%
Average number of client
employees/clients at period
end	13.38	13.29	0.7%
Average number of client
employees paid by month (2)	125,262	84,381	48.4%
Annualized average wage per
average number of client
employees paid by month (3)	$36,061	$33,706	7.0%
Annualized professional
service fees per average
number of client employees
paid by month (3)	$1,117	$1,084	3.0%
Annualized gross profit per
average number of client
employees paid by month (3)	$1,408	$1,365	3.2%
Annualized operating expense
excluding depreciation and
amortization per average
number of client employees
paid by month (3)	$906	$1,008	(10.1%)
Annualized operating income
per average number of client
employees paid by month (3)	$377	$272	38.6%

	Nine Months Ended September 30,
	2004	2003	% Change

Statistical data:
Average number of client
employees paid by month (2)	119,171	86,037	38.5%
Annualized average wage per
average number of client
employees paid by month (3)	$34,426	$32,234	6.8%
Annualized professional
service fees per average
number of client employees
paid by month (3)	$1,113	$1,053	5.7%
Annualized gross profit per
average number of client
employees paid by month (3)	$1,405	$1,262	11.3%
Annualized operating expense
excluding depreciation and
amortization per average
number of client employees
paid by month (3)	$927	$958	(3.2%)
Annualized operating income
per average number of client
employees paid by month (3)	$362	$220	64.5%

(1)	Clients accounts as measured by separate payroll cycles.

(2)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(3)	Annualized statistical information is based upon the actual period-to-date amounts, which have been annualized (divided by three or nine and multiplied by twelve), and then divided by the average number of client employees paid by month.

        The Company believes that the primary risks in being able to increase the overall number of client employees serviced are: (i) the amount of time required for sales personnel to begin to acquire new client employees may be longer than anticipated; (ii) the current client employee retention levels may decrease if clients decide to use alternative providers to service their human resource outsourcing needs; (iii) other human resource outsourcing client employee portfolios may not be available for acquisition due to price or quality of the portfolios; (iv) the Company (under its co-employed service option) may not be able to continue to provide insurance-related products of a quality to acquire new client employees and to retain current client employees; and (v) the time to achieve acceptance by prospective clients of the Company’s new business model may be longer than anticipated.

Acquisitions

              EPIX Acquisition. On March 26, 2004, the Company acquired the human resource outsourcing client portfolio of EPIX Holdings Corporation and certain of its subsidiaries. The transaction was accomplished by an assignment from EPIX (and its subsidiaries) to the Company of all of its client service agreements, which covered approximately 2,000 clients and approximately 30,000 client employees.

              The purchase price for the acquired assets was $37.8 million (including direct acquisition costs of $1.8 million). In connection with the acquisition, the Company entered into a $35.0 million unsecured credit facility with Bank of America, N.A. Approximately $20.0 million of this facility was utilized to fund the purchase price for the acquisition and the remainder of the purchase price was paid from internal funds of the Company. Of the amount paid to EPIX, $2.5 million was placed in an escrow account as security for certain indemnification obligations of EPIX under the asset purchase agreement. In connection with the acquisition, the Company assumed certain employee benefit plans of EPIX that cover certain of the client employees acquired. Amounts held in the escrow account may be used by the Company under certain circumstances to reimburse or compensate the Company for adverse consequences resulting from a breach by EPIX of certain representations and warranties in the asset purchase agreement or issues related to any assumed employee benefit plan that result from any action or failure to act on the part of EPIX prior to the closing date of the transaction. Escrow amounts remaining, if any, will be released to EPIX over a two-year period. The Company converted the EPIX clients and client employees to Gevity’s Oracle Human Resource Management and Payroll applications during June 2004.

              TeamStaff Acquisition. On November 17, 2003, the Company acquired the human resource outsourcing client portfolio of TeamStaff, Inc. together with certain other assets. The TeamStaff acquisition was accomplished through an assignment by TeamStaff (and its subsidiaries) to Gevity of all of its client service agreements, which covered over 1,500 clients and over 16,000 client employees. The other assets acquired consisted primarily of a proprietary benefits reconciliation software program and leases of certain office space occupied by TeamStaff. The Company has completed the conversion of the former TeamStaff clients and their employees to Gevity’s Oracle Human Resource Management and Payroll applications.

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

Revenues

        The gross billings that the Company charges its clients under its Professional Services Agreement include each client employee’s gross wages, a consolidated service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s consolidated service fee, which is primarily computed on a per employee basis, is intended to yield a profit to the Company and to cover the costs of the human resource outsourcing services provided by the Company to the client, certain employment-related taxes and workers’ compensation insurance coverage. The professional service fee component of the consolidated service fee related to human resource outsourcing varies according to a number of factors, such as the size and the location of the client. The component of the consolidated service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll provided to the client.

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

        The Company offers its medical benefit plans in conjunction with various health care companies. Most of these companies have strong reputations in the markets in which the Company operates.

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

Operating Income

        Profitability is largely dependent upon the Company’s success in growing the business and managing the costs that are within its control.

        The Company believes it can continue to profitably grow its business through (i) effective use of the operating leverage that exists within the Company; (ii) pricing opportunities that exist with respect to the product offerings; and (iii) growing the number of client employees served by the Company through increased organic growth and through client portfolio acquisitions.

        The most volatile factors that drive cost of services primarily relate to workers’ compensation coverage, health benefit plans and state unemployment taxes. The Company seeks to manage these costs through the use of: (i) workers’ compensation arrangements with carriers who efficiently manage claims administration and the Company’s internal risk assessment and client risk management programs; (ii) appropriately designed health benefit plans that encourage client employee participation and efficient risk pooling; and (iii) active management of its state unemployment tax exposure. These factors will diminish in significance as the Company’s optional new business model gains acceptance.

Income Taxes

        The Company records income tax expense (benefit) using the asset and liability method of accounting for deferred income taxes. The Company’s effective tax rate for the three and nine months ended September 30, 2004 and 2003 was 33.0%. Such effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

Revenue

        The following table presents certain information related to the Company’s revenues for the three months ended September 30, 2004 and 2003:

	Three Months Ended
	September 30, 2004	September 30, 2003	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$34,993	$22,871	53.0%
Employee health and welfare
benefits	79,500	52,316	52.0%
Workers' compensation	30,004	26,274	14.2%
State unemployment taxes and
other	3,472	1,372	153.1%

Total revenues	$147,969	$102,833	43.9%

Statistical data:
Gross salaries and wages (in
thousands)	$1,129,255	$711,033	58.8%
Average number of client employees
paid by month (1)	125,262	84,381	48.4%
Annualized average wage per average
client employees paid by month (2)	$36,061	$33,706	7.0%
Workers' compensation billing per one
hundred dollars of workers'
compensation wages (3)	$2.80	$3.82	(26.7%)
Workers' compensation manual
premium per one hundred dollars of
workers' compensation wages (3), (4)	$3.46	$4.59	(24.6%)
Annualized professional service fees
per average number of client
employees paid by month (2)	$1,117	$1,084	3.0%
Client employee health benefits
participation	36%	39%	(7.7%)

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Annualized statistical information is based upon actual quarter-to-date amounts which have been annualized (divided by 3 and multiplied by 12) and then divided by the average number of clients employees paid by month.

(3)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(4)	Manual premium rate data are derived from tables of AIG in effect for 2004 and 2003, respectively.

        For the three months ended September 30, 2004, revenues were $148.0 million compared to $102.8 million for the three months ended September 30, 2003 representing an increase of $45.2 million or 43.9%. Revenue growth was primarily a result of the TeamStaff and EPIX acquisitions. Also contributing to the growth were increases in the charges for professional service fees, as part of the Company’s strategy to emphasize the human resource consulting services that it provides to its clients, and increases in fees for providing workers’ compensation insurance and health and welfare benefits for client employees.

        As of September 30, 2004, the Company served approximately 8,800 clients as measured by each client’s FEIN and approximately 10,000 as measured by separate client payroll cycles, with approximately 134,000 active client employees. This compares to approximately 6,100 clients as measured by each client’s FEIN and approximately 6,600 as measured by separate client payroll cycles, with approximately 88,000 active client employees at September 30, 2003. The change in client employees is a function of client employees added through acquisitions and organic growth, less attrition, plus the net changes due to the hiring and termination of employees by existing clients. The Company operates branch offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Maryland, Minnesota, New Jersey, North Carolina, New York, Tennessee and Texas.

        The average number of paid client employees was 125,262 for the three months ended September 30, 2004, as compared to 84,381 for the three months ended September 30, 2003, representing an increase of 48.4%. The increase was primarily a result of the TeamStaff and EPIX acquisitions, which accounted for approximately 39,000 additional average paid employees for the period.

        The average wage of paid client employees for the three months ended September 30, 2004 increased 7.0% to $36,061 from $33,706 for the three months ended September 30, 2003. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.

        Revenues for professional service fees increased to $35.0 million for the three months ended September 30, 2004, from $22.9 million for the three months ended September 30, 2003, representing an increase of $12.1 million or 53.0%. The increase was primarily due to the TeamStaff and EPIX acquisitions. In addition, there was an increase in professional service fees per client employee of 3.0%, from $1,084 for the three months ended September 30, 2003 to $1,117 for the three months ended September 30, 2004. Such service fee increases per employee were attributable to both current and new client employees.

        Revenues for providing health and welfare benefits plans for the three months ended September 30, 2004 were $79.5 million as compared to $52.3 million for the three months ended September 30, 2003, representing an increase of $27.2 million or 52.0%. Health and welfare benefit plan charges primarily increased as a result of the effects of the TeamStaff and EPIX acquisitions. Additionally, health and welfare benefit plan revenues increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.

        Revenues for providing workers’ compensation insurance coverage increased to $30.0 million for the three months ended September 30, 2004, from $26.3 million for the three months ended September 30, 2003 representing an increase of $3.7 million or 14.2%. Workers’ compensation billings, as a percentage of workers’ compensation wages for 2004, were 2.80% as compared to 3.82% for 2003, representing a decrease of 26.7%. Workers’ compensation charges increased in the third quarter of 2004 primarily due to the TeamStaff and EPIX acquisitions and was partially offset by a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates.

        The manual premium rate for workers’ compensation applicable to the Company’s clients decreased 24.6% to $3.46 during the three months ended September 30, 2004 from $4.59 for the three months ended September 30, 2003. Manual premium rates are generally the allowable rates that employers can be charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates reflects the change in the workers’ compensation insurance risk profile of the Company’s clients.

        Revenues from state unemployment taxes and other revenues increased to $3.5 million for the three months ended September 30, 2004 from $1.4 million for the three months ended September 30, 2003 representing an increase of $2.1 million or 153.1%. The increase was primarily due to the TeamStaff and the EPIX acquisitions.

Cost of Services

        The following table presents certain information related to the Company’s cost of services for the three months ended September 30, 2004 and 2003:

	Three Months Ended
	September 30, 2004	September 30, 2003	% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare
benefits	$79,437	$52,316	51.8%
Workers' compensation	21,173	20,662	2.5%
State unemployment taxes and
other	3,257	1,061	207.0%

Total cost of services	$103,867	$74,039	40.3%

Statistical data:
Gross salaries and wages (in thousands)	$1,129,255	$711,033	58.8%
Average number of client employees paid
by month (1)	125,262	84,381	48.4%
Workers compensation cost per one
hundred dollars of workers'
compensation wages (2)	$1.98	$3.00	(34.0%)
Number of workers' compensation claims	1,843	1,595	15.5%
Frequency of workers' compensation
claims per one million dollars of
workers' compensation wages (2)	1.72x	2.32x	(25.9%)

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers' compensation wages exclude the wages of clients electing out of the Company's workers' compensation program.

        Cost of services that include the cost of the Company's health and welfare benefit plans, workers' compensation insurance, state unemployment taxes and other costs were $103.9 million for the three months ended September 30, 2004, compared to $74.0 million for the three months ended September 30, 2003, representing an increase of $29.9 million or 40.3%. This increase was primarily due to the effects of the TeamStaff and EPIX acquisitions.

        The cost of providing health and welfare benefit plans to client's employees for the three months ended September 30, 2004 was $79.4 million as compared to $52.3 million for the three months ended September 30, 2003, representing an increase of $27.1 million or 51.8%. This increase was primarily attributable to the effects of the TeamStaff and EPIX acquisitions and higher costs associated with providing benefits coverage.

        Workers' compensation costs were $21.2 million for the three months ended September 30, 2004, as compared to $20.7 million for the three months ended September 30, 2003, representing a increase of $0.5 million or 2.5%. Workers' compensation costs increased in the third quarter of 2004 due to the net effect of an increase in workers' compensation expense as a result of the TeamStaff and EPIX acquisitions and the overall reduction in workers' compensation costs. The decrease in overall workers' compensation costs is due to the following factors: (i) the elimination of the aggregate stop loss coverage under the 2004 AIG workers' compensation insurance program; (ii) a decrease in premium expense relating to the individual stop loss coverage as a result of reinsuring the $1 million to $2 million per occurrence layer with Munich American Reassurance Company; (iii) a decrease in general premiums and taxes associated with manual premium rate decreases in Florida; (iv) a higher investment return on a higher premium amount with AIG associated with claims below the $2 million per occurrence deductible; and (v) improved workers compensation claim metrics in the third quarter of 2004.

        State unemployment taxes and other costs were $3.3 million for the three months ended September 30, 2004, compared to $1.1 million for the three months ended September 30, 2003, representing an increase of $2.2 million or 207.0%. The increase primarily relates to the effects of the TeamStaff and EPIX acquisitions as well as higher state unemployment tax rates beginning January 1, 2004.

Operating Expenses

        The following table presents certain information related to the Company's operating expenses for the three months ended September 30, 2004 and 2003:

	Three Months Ended
	September 30, 2004	September 30, 2003	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$17,433	$13,280	31.3%
Other general and administrative	10,935	7,974	37.1%
Depreciation and amortization	3,923	1,803	117.6%

Total operating expenses	$32,291	$23,057	40.0%

Statistical data:
Internal employees at quarter end	1,012	834	21.3%

        Total operating expenses were $32.3 million for the three months ended September 30, 2004 as compared to $23.1 million for the three months ended September 30, 2003, representing an increase of $9.2 million or 40.0%.

        Salaries, wages and commissions were $17.4 million for the three months ended September 30, 2004 as compared to $13.3 million for the three months ended September 30, 2003, representing an increase of $4.1 million or 31.3%. The increase is primarily a result of increased headcount related to a sales force expansion during 2003 and an increase in headcount related to the TeamStaff and EPIX acquisitions.

        Other general and administrative expenses were $10.9 million for the three months ended September 30, 2004 as compared to $8.0 million for the three months ended September 30, 2003, representing an increase of $2.9 million or 37.1%. This increase is primarily a result of increased costs associated with the TeamStaff and EPIX acquisitions, including an increase in postage and delivery fees related to the additional client employees, and an increase in rent expense and associated utilities for additional service branches opened in 2003.

        Depreciation and amortization expenses were $3.9 million for the three months ended September 30, 2004 compared to $1.8 million for the three months ended September 30, 2003. The increase is primarily attributable to the amortization of the intangible assets associated with the TeamStaff and EPIX acquisitions.

Income Taxes

        Income taxes were $4.0 million for the three months ended September 30, 2004 compared to $2.0 million for the three months ended September 30, 2003. The increase is primarily due to an increase in taxable income in the third quarter of 2004 compared to the third quarter of 2003. The Company’s effective tax rates for 2004 and 2003 were 33.0%. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

Net Income and Diluted Earnings Per Share

        As a result of the factors described above, net income increased 97.5% to $8.1 million for the three months ended September 30, 2004 compared to $4.1 million for the three months ended September 30, 2003. Net income per common share on 28.5 million diluted shares was $0.29 for the three months ended September 30, 2004 as compared to net income per common share on 26.1 million diluted shares of $0.16 for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003.

Revenue

        The following table presents certain information related to the Company’s revenues for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended
	September 30, 2004	September 30, 2003	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$99,445	$67,949	46.4%
Employee health and welfare
benefits	229,803	156,394	46.9%
Workers' compensation	86,743	75,449	15.0%
State unemployment taxes and
other	15,957	7,953	100.6%

Total revenues	$431,948	$307,745	40.4%

Statistical data:
Gross salaries and wages (in thousands)	$3,076,913	$2,079,988	47.9%
Average number of client employees paid
by month (1)	119,171	86,037	38.5%
Annualized average wage per average
client employees paid by month (2)	$34,426	$32,234	6.8%
Workers' compensation billing per one
hundred dollars of workers'
compensation wages (3)	$2.99	$3.70	(19.2%)
Workers' compensation manual
premium per one hundred dollars of
workers' compensation wages (3), (4)	$3.60	$4.48	(19.6%)
Annualized professional service fees
per average number of client
employees paid by month (2)	$1,113	$1,053	5.7%
Client employee health benefits
participation	36%	39%	(7.7%)

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Annualized statistical information is based upon actual year-to-date amounts which have been annualized (divided by 9 and multiplied by 12) and then divided by the average number of clients employees paid by month.

(3)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(4)	Manual premium rate data are derived from tables of AIG in effect for 2004 and 2003, respectively.

        For the nine months ended September 30, 2004, revenues were $431.9 million compared to $307.7 million for the nine months ended September 30, 2003 representing an increase of $124.2 million or 40.4%. Revenue growth was primarily a result of the TeamStaff and EPIX acquisitions. Also contributing to the growth were increases in the charges for professional service fees, as part of the Company’s strategy to emphasize the human resource consulting services that it provides to its clients, and increases in fees for providing workers’ compensation insurance and health and welfare benefits for client employees.

        The average number of paid client employees was 119,171 for the nine months ended September 30, 2004, as compared to 86,037 for the nine months ended September 30, 2003, representing an increase of 38.5%. The increase was a result of the TeamStaff and EPIX acquisitions, which accounted for approximately 32,000 additional average paid employees for the first three quarters of 2004.

        The average wage of paid client employees for the nine months ended September 30, 2004 increased 6.8% to $34,426 from $32,234 for the nine months ended September 30, 2003. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.

        Revenues for professional service fees increased to $99.4 million for the nine months ended September 30, 2004, from $67.9 million for the nine months ended September 30, 2003, representing an increase of $31.5 million or 46.4%. The increase was primarily due to the TeamStaff and EPIX acquisitions. In addition, there was an increase in professional service fees per client employee of 5.7%, from $1,053 for the nine months ended September 30, 2003 to $1,113 for the nine months ended September 30, 2004. Such service fee increases per employee were attributable to both current and new client employees.

        Revenues for providing health and welfare benefits plans for the nine months ended September 30, 2004 were $229.8 million as compared to $156.4 million for the nine months ended September 30, 2003, representing an increase of $73.4 million or 46.9%. Health and welfare benefit plan charges primarily increased as a result of the effects of the TeamStaff and EPIX acquisitions. Additionally, health and welfare benefit plan revenues increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.

        Revenues for providing workers’ compensation insurance coverage increased to $86.7 million for the nine months ended September 30, 2004, from $75.4 million for the nine months ended September 30, 2003 representing an increase of $11.3 million or 15.0%. Workers’ compensation billings, as a percentage of workers’ compensation wages for 2004, were 2.99% as compared to 3.70% for 2003, representing a decrease of 19.2%. Workers’ compensation charges increased in the first nine months of 2004 primarily due to the TeamStaff and EPIX acquisitions and were partially offset by a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates.

        The manual premium rate for workers’ compensation applicable to the Company’s clients decreased 19.6% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Manual premium rates are generally the allowable rates that employers can be charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates reflects the change in the workers’ compensation insurance risk profile of the Company’s clients.

        Revenues from state unemployment taxes and other revenues increased to $16.0 million for the nine months ended September 30, 2004 from $8.0 million for the nine months ended September 30, 2003 representing an increase of $8.0 million or 100.6%. The increase was primarily due to the TeamStaff and EPIX acquisitions.

Cost of Services

        The following table presents certain information related to the Company’s cost of services for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended
	September 30, 2004	September 30, 2003	% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare
benefits	$229,739	$156,394	46.9%
Workers' compensation	61,987	63,780	(2.8%)
State unemployment taxes and other	14,661	6,138	138.9%

Total cost of services	$306,387	$226,312	35.4%

Statistical data:
Gross salaries and wages (in thousands)	$3,076,913	$2,079,988	47.9%
Average number of client employees paid
by month (1)	119,171	86,037	38.5%
Workers compensation cost per one
hundred dollars of workers'
compensation wages (2)	$2.14	$3.13	(31.6%)
Number of workers' compensation claims	4,883	4,410	10.7%
Frequency of workers' compensation
claims per one million dollars of
workers' compensation wages (2)	1.68x	2.16x	(22.2%)

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

        Cost of services that include the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs were $306.4 million for the nine months ended September 30, 2004, compared to $226.3 million for the nine months ended September 30, 2003, representing an increase of $80.1 million or 35.4%. This increase was primarily due to the effects of the TeamStaff and EPIX acquisitions.

        The cost of providing health and welfare benefit plans to client’s employees for the nine months ended September 30, 2004 was $229.7 million as compared to $156.4 million for the nine months ended September 30, 2003, representing an increase of $73.3 million or 46.9%. This increase was primarily attributable to the effect of the TeamStaff and EPIX acquisitions and higher costs associated with providing benefits coverage.

        Workers’ compensation costs were $62.0 million for the nine months ended September 30, 2004, as compared to $63.8 million for the nine months ended September 30, 2003, representing a decrease of $1.8 million or 2.8%. Workers’ compensation costs decreased in the first nine months of 2004 due to the net effect of an overall reduction in workers’ compensation costs and an increase in workers compensation expense as a result of the TeamStaff and EPIX acquisitions. The decrease in overall workers’ compensation costs is due to the following factors: (i) the elimination of the aggregate stop loss coverage under the 2004 AIG workers’ compensation insurance program; (ii) a decrease in premium expense relating to the individual stop loss coverage as a result of reinsuring the $1 million to $2 million per occurrence layer with Munich American Reassurance Company; (iii) a decrease in general premiums and taxes associated with manual premium rate decreases in Florida; (iv) a higher investment return on a higher premium amount with AIG associated with claims below the $2 million per occurrence deductible; and (v) improved workers compensation claim metrics in the first nine months of 2004.

        State unemployment taxes and other costs were $14.7 million for the nine months ended September 30, 2004, compared to $6.1 million for the nine months ended September 30, 2003, representing an increase of $8.6 million or 138.9%. The increase primarily relates to the effects of the TeamStaff and EPIX acquisitions, as well as higher state unemployment tax rates beginning January 1, 2004.

Operating Expenses

        The following table presents certain information related to the Company’s operating expenses for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended
	September 30, 2004	September 30, 2003	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$52,592	$38,797	35.6%
Other general and administrative	30,291	23,004	31.7%
Depreciation and amortization	10,333	5,419	90.7%

Total operating expenses	$93,216	$67,220	38.7%

Statistical data:
Internal employees at period end	1,012	834	21.3%

        Total operating expenses were $93.2 million for the nine months ended September 30, 2004 as compared to $67.2 million for the nine months ended September 30, 2003, representing an increase of $26.0 million or 38.7%.

        Salaries, wages and commissions were $52.6 million for the nine months ended September 30, 2004 as compared to $38.8 million for the nine months ended September 30, 2003, representing an increase of $13.8 million or 35.6%. The increase is primarily a result of increased headcount related to a sales force expansion during 2003 and an increase in headcount related to the TeamStaff and EPIX acquisitions.

        Other general and administrative expenses were $30.3 million for the nine months ended September 30, 2004 as compared to $23.0 million for the nine months ended September 30, 2003, representing an increase of $7.3 million or 31.7%. This increase is primarily a result of increased costs associated with the TeamStaff and EPIX acquisitions, including an increase in postage and delivery fees related to the additional client employees, and an increase in rent expense and associated utilities for additional service branches opened in 2003.

        Depreciation and amortization expenses were $10.3 million for the nine months ended September 30, 2004 compared to $5.4 million for the nine months ended September 30, 2003. The increase is primarily attributable to the amortization of the intangible assets associated with the TeamStaff and the EPIX acquisitions.

Interest Income, net

        Interest income, net, was $0.8 million for the nine months ended September 30, 2004 compared to $1.2 million for the nine months ended September 30, 2003. The decrease is primarily due to an increase in interest expense for the nine months ended September 30, 2004 associated with the Company’s revolving credit facility utilized in connection with the EPIX acquisition and repaid in connection with the Company’s secondary stock offering.

Income Taxes

        Income taxes were $10.9 million for the nine months ended September 30, 2004 compared to $5.1 million for the nine months ended September 30, 2003. The increase is primarily due to an increase in taxable income for the first nine months of 2004 compared to the first nine months of 2003. The Company’s effective tax rates for 2004 and 2003 were 33.0%. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

Net Income and Diluted Earnings Per Share

        As a result of the factors described above, net income increased 114.1% to $22.1 million for the nine months ended September 30, 2004 compared to $10.3 million for the nine months ended September 30, 2003. Net income per common share on 27.7 million diluted shares was $0.80 for the nine months ended September 30, 2004 excluding the impact of the non-recurring, non-cash charge related to the Preferred Stock conversion, the accretion of redemption value of Preferred Stock prior to conversion and the related Preferred Stock dividends, as compared to net income per common share on 24.0 million diluted shares of $0.43 for the nine months ended September 30, 2003. There were no pro forma adjustments applicable for the nine months ended September 30, 2003. See the reconciliation of the pro forma information under “Non-GAAP Financial Information.”

Preferred Stock Conversion and Accounting Treatment

        On May 19, 2004, the holders of the Preferred Stock converted 100% of their holdings into the Company’s common stock. The conversion price was $5.44 per share and resulted in the issuance of 5,514,705 shares of the Company’s common stock.

        In connection with the original issue of the Preferred Stock on June 6, 2003, the Company recorded the Preferred Stock at its fair value on the date of issuance of approximately $30.0 million less issuance costs of $2.3 million, and less an allocation of $27.3 million to a beneficial conversion feature. The beneficial conversion feature resulted from the conversion feature of the Preferred Stock that was in-the-money on the date of issuance attributable to the increase in the market price of the Company’s common stock during the period from the date on which the conversion price was fixed (approximating market price at that time) and the date on which the Preferred Stock was issued, following shareholder approval. The beneficial conversion feature was calculated as the difference between the market price and the conversion price on the date of issuance, multiplied by the number of shares of common stock into which the Preferred Stock was convertible. The beneficial conversion amount was recorded as a reduction of the carrying value of the Preferred Stock and an increase to additional paid-in-capital. The difference between the aggregate liquidation value of $30.0 million and the initial balance of $0.4 million recorded in the Series A Preferred Stock account on the Company’s balance sheet, as a result of the beneficial conversion feature and the cost of issuance, was being amortized over the periods from the date of issuance to the respective demand redemption dates for each 10,000 share tranche, utilizing the interest method.

        Following the conversion of all shares of Preferred Stock into common stock, the Company recorded in the second quarter of 2004 a non-recurring, non-cash charge of $29.3 million to retained earnings and reduced net income attributable to common shareholders by a corresponding amount. This charge was required in order to account for the acceleration of the unamortized discount related to the beneficial conversion feature and stock issuance costs.

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

        On May 19, 2004, the Company completed its secondary public stock offering of 1,750,000 shares of its common stock for $21.75 per share, less underwriting discounts and commissions of $1.305 per share. Net proceeds from the offering totaled approximately $34.7 million (net of $1.1 million of stock issuance costs). A portion of the proceeds from the offering totaling $20.0 million was used to repay outstanding borrowings under the Company’s credit agreement with Bank of America, N.A. The remainder of the proceeds will be used for working capital and general corporate purposes.

        On March 26, 2004, the Company entered into an unsecured credit agreement with Bank of America, N.A. The credit agreement was amended on September 22, 2004 to allow the Company to repurchase shares of its capital stock under certain conditions and to revise certain financial covenants (as amended, the “Credit Agreement”). Certain of the Company’s subsidiaries named in the Credit Agreement have guaranteed the obligations under the Credit Agreement. The Credit Agreement provides for revolving borrowings in an amount not to exceed $35.0 million and has a term of three years. Loan advances bear interest at a rate equal to an applicable margin (based upon a ratio of total debt to consolidated EBITDA, as defined in the Credit Agreement) plus one of the following indexes: (i) 30-day LIBOR; and (ii) the Bank of America, N.A. prime rate. Up to $7.0 million of the loan commitment can be made through letters of credit, a fee determined by reference to the applicable margin will be charged on the aggregate stated amount of each outstanding letter of credit. A fee of the 50 basis points per annum is charged for any unused portion of the loan commitment.

        The Credit Agreement includes certain financial maintenance requirements and affirmative and negative covenants, including the following:

•	the Company's consolidated net worth at the end of any quarter may not be less than the sum of:

•	85% of the Company's consolidated net worth as of December 31, 2003; plus

•	as of the end of each quarter commencing with the quarter ended March 31, 2004, an amount equal to 75% of the Company’s consolidated net income for the quarter then ended (substituting 40% for the 75% if the Company’s board of directors authorized a repurchase of shares of the Company’s common stock); plus

•	100% of the proceeds of certain issuances of the Company's capital stock after March 26, 2004.

•	the Company’s consolidated EBITDA, as defined in the Credit Agreement, may not be less than $30.0 million for each twelve month period ending as of each fiscal quarter;

•	the Company’s ratio of consolidated funded indebtedness (as defined in the Credit Agreement) to consolidated EBITDA as of the end of any fiscal quarter may not be greater than 1.50 to 1.0; and

•	the Company’s consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter may not be less than 1.5 to 1.0. If the Company’s board of directors authorized a repurchase of shares of the Company’s common stock the fixed charge coverage ratio may not be less than 1.2 to 1.0.

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

        The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees, accounts payable for capital expenditures, the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; and (iv) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on elected coverage levels by the client and the client employees. Included in the Company’s billings during the first nine months of 2004 were salaries, wages and payroll taxes of client employees of $3,300.0 million. The billings to clients are managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of each of the Company’s Professional Services Agreements, the Company is obligated to make certain wage, tax and regulatory payments. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client. To the extent this objective is not achieved, short-term cash requirements can be significant. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

        Restricted Cash

        At September 30, 2004, the Company had $179.8 million in total cash and cash equivalents, certificates of deposits and marketable securities, of which $85.1 million was unrestricted. The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverage. The Company uses its cash, cash equivalents and marketable securities to collateralize these obligations as more fully described below. Cash, cash equivalents and marketable securities used to collateralize these obligations are designated as restricted in the Company’s financial statements.

        At September 30, 2004, the Company had pledged $94.7 million of restricted certificates of deposit and restricted marketable securities, with original maturities of less than one year, as collateral for certain standby letters of credit, in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans, and in a rabbi trust in connection with a deferred compensation plan assumed in the EPIX acquisition as follows:

	September 30, 2004	December 31, 2003
	(in thousands)

Certificates of deposit - restricted:
BCBS standby letter of credit	$6,000	$6,000
Other	32	32

Total certificates of deposit - restricted	6,032	6,032

Short-term marketable securities - restricted:
Workers' compensation collateral - CNA	76,441	79,136
General insurance collateral obligations - AIG	4,030	2,635
Escrow for TeamStaff acquisition	--	2,500

Total short-term marketable securities - restricted	80,471	84,271

Long-term marketable securities restricted:
Workers' compensation collateral - AIG	3,476	17,023
Rabbi trust	4,692	--

Total long-term marketable securities - restricted	8,168	17,023

Total restricted assets	$94,671	$107,326

        The amount of collateral required to be provided to BCBS may increase based in part on the increase in plan participation and the requirement by BCBS to increase the Company’s collateralized obligations from one month’s estimate of claims payment to two months. The Company was not required to collateralize the Aetna program for 2004 and 2003.

        On October 11, 2004, the Company finalized agreements with AIG and CNA related to the Company’s 2000, 2001 and 2002 workers’ compensation insurance programs with CNA. Under the new agreements, which became effective as of September 30, 2004, the Company purchased insurance from AIG to cover the Company’s workers’ compensation claims liability up to the $1.0 million per occurrence deductible level for program years 2000, 2001 and 2002. CNA remains the insurer on the underlying claims for these program years. The insurance purchased from AIG also provides the Company greater protection relative to the aggregate insurance stop-loss coverage by reducing the Company’s maximum exposure from 130% of expected total losses to approximately 117% of expected total losses over the life of each policy. An insurance premium of $102.0 million was paid to AIG in October 2004 by the Company and was funded substantially through the release by CNA to the Company of restricted marketable securities of approximately $76.5 million previously pledged to CNA as collateral and of premium payments and deposits approximating $24.7 million previously paid to CNA.

        As of September 30, 2004, the Company has recorded a $40.6 million receivable from AIG representing premium payments made to AIG during 2004 and 2003 in excess of the present value of the estimated claims liability. During October 2004, the receivable from AIG is expected to increase by approximately $41.5 million due to premium payments in excess of the present value of the estimated claims liability pursuant to the October 11, 2004 agreement with AIG. This receivable represents a significant concentration of credit risk for the Company.

        The Company does not anticipate any additional collateral obligations will be required in 2004 for its workers’ compensation arrangements.

        Operating Cash Flow

        At September 30, 2004, the Company had net working capital of $92.0 million, including restricted funds classified as short-term of $86.5 million, as compared to $90.1 million in net working capital as of December 31, 2003, including $90.3 million of restricted funds classified as short-term.

        Net cash provided by operating activities was $33.5 million for the nine months ended September 30, 2004 as compared to net cash provided by operating activities of $6.4 million for the nine months ended September 30, 2003, representing an increase of $27.1 million. The overall increase in cash provided by operating activities is attributable to the increase in net income during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, and other net changes in working capital items, including accounts receivable, workers’ compensation receivable, accrued insurance premiums, health and workers compensation reserves, accrued payroll and payroll taxes, and customer deposits and prepayments.

        If current workers’ compensation trends continue, the Company anticipates receiving during the third quarter of 2005 approximately $28 million from an additional release of premium by AIG as a result of the premium audit and annual loss provision adjustment. Additional releases of premium by AIG are anticipated in future years if such trends continue.

        Cash Flow from Investing Activities

        Cash used in investing activities for the nine months ended September 30, 2004 of $26.0 million primarily relates to the funds used for the EPIX acquisition ($37.8 million, including direct acquisition costs of $1.8 million), the release of $2.3 million of escrow to TeamStaff related to the settlement of the TeamStaff acquisition contingent purchase price and the release by AIG of approximately $13.6 million of collateral held in connection with the Company’s workers’ compensation program. During the nine months ended September 30, 2004, the Company incurred $3.3 million in capital expenditures primarily related to investments in its information technology systems.

        Cash Flow from Financing Activities

         Cash provided by financing activities for the nine months ended September 30, 2004 of $32.9 million was primarily a result of the closing of the secondary public offering of 1,750,000 shares of the Company’s common stock at $21.75 per share, less underwriting discounts and commissions, of $1.305 per share. Net proceeds to the Company from the offering totaled approximately $34.7 million, (net of $1.1 million of issuance costs) of which $20.0 million was used to repay outstanding borrowings under the Bank of America, N.A. credit agreement.

        The Company received approximately $2.6 million from directors, officers and employees of the Company upon the exercise of 585,478 stock options and the purchase of 27,777 shares of common stock under the Company’s Employee Stock Purchase Plan.

        The Company paid dividends to the common and preferred shareholders of approximately $4.4 million during the first nine months of 2004.

        Inflation

        The Company believes that inflation in salaries and wages of client employees has a positive impact on its results of operations as certain amounts of the professional service fee earned from clients is proportional to such changes in salaries and wages.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

        The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company utilizes U.S. government agency and other corporate debt with fixed rates and maturities of less than one year and money market funds to manage its exposures to interest rates. (See Note 2 to the condensed consolidated financial statements appearing elsewhere in this Form 10-Q). The Company holds restricted collateral with respect to its insurance programs provided by the member insurance companies of AIG, which have been invested in money market funds. If interest rates decrease, the interest income with respect to these investments would be reduced. The insurance premiums paid to AIG under its workers’ compensation insurance program earn a fixed rate of return and are not subject to market risk from changes in interest rates (See Note 4 to the condensed consolidated financial statements appearing elsewhere in this Form 10-Q). The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2004, although there can be no assurances that interest rates will not change.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The statements contained in this filing, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of the filing that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed below:

•	potential liability as a co-employer as a result of acts or omissions by the Company's clients or client employees;

•	exposure to client credit risk as a result of the Company's obligation to make certain payments in respect of client employees;

•	unfavorable determinations under certain laws and regulations regarding the Company's status as an "employer" of client employees;

•	inadequacy of the Company's insurance-related loss reserves to cover its ultimate liability for losses;

•	unavailability of insurance coverage for workers' compensation, medical benefits and general liability on financial terms and premium rates acceptable to the Company;

•	significant collateral requirements in respect of the Company's obligations to its insurance carriers and the potential for those requirements to increase in the future;

•	the Company's failure to comply with applicable laws and regulations in a complex regulatory environment;

•	inexperience of a large portion of the Company's sales staff;

•	the Company’s failure to properly manage its growth and to successfully integrate acquired companies, including risks of client attrition and the risks associated with assumed employee benefit plans;

•	risks associated with geographic market concentration;

•	risks associated with expansion into additional states with varying state regulatory requirements;

•	the impact of competition from existing and new businesses offering human resource outsourcing services;

•	the ability of the Company's clients to terminate their relationship with the Company upon 30 days notice;

•	errors or omissions by the Company in performing its services;

•	the Company's dependency on key personnel and potential difficulties and expenses in the recruitment and retention of key employees;

•	the Company's inability to attract and retain qualified human resource consultants and sales personnel;

•	risks associated with the Company's dependency on technology services and third party licenses of technology;

•	the Company's inability to use the Internet as a means of delivering human resource services;

•	fluctuations in interest rates and the associated effect on the Company's investments;

•	the Company's failure to adequately protect its proprietary rights;

•	the Company's reliance on one financial institution to transfer its payroll funds;

•	the Company's reliance on one company to provide its workers' compensation insurance coverage and the Company's receivable from such company for all program years;

•	exposure to natural disasters, such as hurricanes and electrical failures, which affect the Company and its clients;

•	risks associated with the interruption of clients' businesses due to natural disasters, which are potentially increased due to geographic concentration;

•	unproven client acceptance of new business model service offerings; and

•	other factors which are described in further detail in the Company’s Annual Report on Form 10-K, and in our other filings with the Securities and Exchange Commission.

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

ITEM 6.     Exhibits

3.1	Third Articles of Amendment and Restatement of the Articles of Incorporation of Gevity HR, Inc. as filed with the Secretary of State of the State of Florida on August 12, 2004 +

3.2	Second Amended and Restated Bylaws (corrected to delete reference to Section 2.5(e) which was previously deleted). +

10.1	Change in Control Severance Agreement, dated September 21, 2004, between Gevity HR, Inc. and Erik Vonk (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2004, and incorporated herein by reference).

10.2	Change in Control Severance Agreement, dated September 21, 2004, between Gevity HR, Inc. and Peter C. Grabowski (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 24, 2004, and incorporated herein by reference).

10.3	Change in Control Severance Agreement, dated September 21, 2004, between Gevity HR, Inc. and Lisa J. Harris (filed as exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 24, 2004, and incorporated herein by reference).

10.4	Change in Control Severance Agreement, dated September 21, 2004, between Gevity HR, Inc. and Robert Minkhorst (filed as exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 24, 2004, and incorporated herein by reference).

10.5	Change in Control Severance Agreement, dated September 21, 2004, between Gevity HR, Inc. and Gregory M. Nichols (filed as exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 24, 2004, and incorporated herein by reference).

10.6	Change in Control Severance Agreement, dated September 21, 2004, between Gevity HR, Inc. and Sal J. Uglietta (filed as exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 24, 2004, and incorporated herein by reference).

10.7	First Amendment to Credit Agreement, dated September 22, 2004, among Gevity, each of the parties identified as “Guarantors” on the signature pages thereto, and Bank of America, N.A (filed as exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 24, 2004, and incorporated herein by reference).

10.8	Final Binder between National Union Fire Insurance Company of Vermont (a member insurance company of American International Group, Inc.) and the Company related to the Deductible Liability Protection Policy covering workers’ compensation claims up to $1.0 million per occurrence for the program years 2000, 2001 and 2002. +

10.9	Final Binder among the Company, CNA and National Union Fire Insurance Company of Vermont (a member insurance company of American International Group, Inc.) related to the Deductible Liability Protection Policy covering workers’ compensation claims up to $1.0 million per occurrence for the program years 2000, 2001 and 2002. +

10.10	Assignment of Deductible Liability Protection Policy Proceeds from the Company to CNA related to coverage for workers’ compensation claims up to $1.0 million per occurrence for program years 2000, 2001 and 2002. +

10.11	Collateral Addendum to January 1, 2002 Paid Loss Workers’ Compensation Deductible Finance Agreement between the Company and CNA. +

31.1	Certification of the Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of the Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+ Filed electronically herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.
Dated: November 9, 2004	/s/ PETER C. GRABOWSKI
Peter C. Grabowski Chief Financial Officer (Principal Financial Officer)