Form 10-K
period 2004-12-31
GEVITY HR INC
filed 2005-03-16
CIK 1035185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 0-22701
Gevity HR, Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0735612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 301 Blvd West Bradenton, FL	34205
(Address of principal executive offices)	(Zip Code)
(Registrant’s Telephone Number, Including Area Code):
(941) 741-4300
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the registrant’s voting stock held by non-affiliates (based upon the June 30, 2004, $26.19 closing sale price for the registrant’s common stock, $.01 par value per share, on the Nasdaq National Market) was approximately $662.4 million.
      The number of shares of the registrant’s common stock, outstanding as of February 28, 2005 was 27,461,975.
DOCUMENTS INCORPORATED BY REFERENCE
      PART III — Portions of the registrant’s definitive Proxy Statement relating to the 2005 Annual Meeting of shareholders expected to be held May 12, 2005, are incorporated herein by reference in Part III.

PART I

ITEM 1.	BUSINESS
General
      Gevity HR, Inc. (the “Company”) is a leading provider of a comprehensive, fully integrated employee management solution to small- and medium-sized businesses. The Company’s solution allows it to effectively become the insourced human resource department for its clients. Gevity creates value for its clients by helping them achieve workforce alignment, obtain administrative relief and access business protection services.

•	Workforce alignment is the term used by the Company to refer to the engagement of the right people in the right place at the right time doing the right things. The Company assists its clients in achieving workforce alignment by helping them find exceptional talent, implement formal HR processes and professional management standards, and utilize employee motivation and retention practices.

•	Administrative relief is obtained by clients through the Company’s management of employee administrative matters, such as processing of payroll, taxes and insurance premiums and by the Company’s comprehensive record keeping and technology.

•	Business protection is provided to clients by the Company helping to ensure employment-related regulatory compliance and sound risk management practices, encompassing up-to-date regulatory compliance and cost- effective risk management practices and insurance programs.
      In the delivery of its solution to its clients, the Company provides employee recruitment and development assistance, payroll and benefits administration, access to workers’ compensation insurance, health, welfare and retirement plans and employment-related regulatory guidance. The Company’s solution is delivered through a combination of dedicated HR professionals, a shared processing center and a Web portal.
      Gevity’s employee management solution is designed to positively impact its clients’ business results by:

•	increasing clients’ productivity by improving employee satisfaction and generating greater employee retention;

•	allowing clients and their employees to focus on revenue producing activities rather than human resource matters; and

•	reducing clients’ exposure to consequences of non-compliance with human resource related regulatory and tax matters.
      The Company serves a growing and diverse client base of small- and medium-sized businesses in a wide variety of industries. The Company’s clients have employees located in all 50 states and the District of Columbia. These clients and their employees are served by a network of offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Maryland, Minnesota, New Jersey, New York, North Carolina, Tennessee and Texas. In addition, the Company has internal employees located on site at certain client facilities. As of December 31, 2004, the Company served approximately 8,500 clients, as measured by individual client Federal Employer Identification Numbers (“FEIN”), with approximately 130,000 active client employees. For the year ended December 31, 2004, the Company’s top 25 clients represented approximately 5% of its client billings, with no single client representing more than 1.1% of its client billings.
      The Company’s operations are conducted through a number of wholly-owned limited partnerships and wholly-owned limited liability companies. The terms “Company” or “Gevity” as used in this report includes Gevity HR, Inc. and such partnerships and limited liability companies.
      The Company was incorporated in Florida in 1997 and consummated its initial public offering in 1997 after acquiring all of the interest in a limited partnership originally organized in 1993 to acquire the assets of the Company’s predecessor professional employer organization business. In May 2002, the Company’s shareholders voted to change the Company’s name from “Staff Leasing, Inc.” to “Gevity HR, Inc.”

      Until 2002, the Company’s business was primarily focused on providing cost effective insurance offerings and payroll processing services for its clients. During the past two years, the Company has shifted its business model to focus on providing its clients with a comprehensive, full service human resource management solution. The Company believes that this important shift in focus allows the Company to better serve its client base and to grow its business.
      In October of 2004, the Company announced that in addition to the services offered by Gevity on a co-employment platform, which facilitates co-insurance under the Company’s plans, clients can now also opt for a custom model. This new option adds the significant flexibility for the client to retain benefits and insurance programs of the client’s choice and experience the full value of the Company’s end-to-end, single point solution. The Company introduced this concept on a pilot basis in its Baltimore, Maryland office that opened in 2004. Broader market introduction is expected in the second quarter of 2005.
Human Resource Outsourcing Industry
      The human resource outsourcing industry is large and growing rapidly. Some of the key factors driving growth of the industry include businesses’ desire to outsource non-core business functions, reduce regulatory compliance risk, rationalize the number of service providers that they use and reduce costs by integrating human resource systems and processes. The Company believes that smaller businesses, i.e. those with between one and 500 employees, represent a large part of this market. According to Dun & Bradstreet, Inc., there are over 10 million businesses of this size in the United States.
      The Company believes that this segment of the human resource outsourcing market is particularly attractive because:

•	This segment is large and has a low penetration rate of outsourced comprehensive human resources services.

•	Small- and medium-sized businesses typically have fewer in -house resources than larger businesses and, as a result, are generally more dependent on their outsourced service providers.

•	The quality of service, ease of use, and responsiveness to clients’ needs are the primary considerations of businesses of this size in selecting a service provider.

•	Businesses of this size generally do not require customized solutions, enabling service providers to obtain significant scale advantages if they operate on an integrated technology platform.

•	This segment is characterized by a relatively short sales cycle and lower client acquisition costs.
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
Workforce Alignment — Engage the right people in the right place at the right time doing the right things
      Find Exceptional Talent

•	New hire forms kit

•	Interview process and procedures

•	Candidate background screening

•	Candidate drug testing

•	Essentials management training — interviewing

      Formal Human Resource Processes and Professional Management Standards

•	Employee handbook

•	Human resource forms library

•	Performance management process

•	Progressive counseling procedures
      Employee Motivation and Retention Practices

•	Benefit and insurance plan options

•	Retirement plan options

•	Employee relations consultations

•	Employee reward and recognition program

•	Employee assistance program

•	Essentials management training — managing and engaging employees
Administrative Relief — Manage employee administration
      Processing of Payroll, Taxes and Premiums

•	Administrative processing:

•	Payroll processing

•	Paid time off processing

•	Tax processing and payment

•	W-2 preparation and delivery

•	Health and welfare plan processing

•	Unemployment claims support
      Comprehensive Record Keeping and Technology

•	Gevity Centralsm — self-service portal and Internet tools

•	Web access to Human Resource Management System including account information, employee data and reports

•	Web access for employees to personal information and paycheck history

•	Searchable database for human resource fast answers, law summaries, model documents, news and trends, and company policies

•	Job description creation tool

•	Salary survey tool

•	Performance appraisal tool

•	Employee assessment tools

•	Virtual intranet — capability to post human resource documents, company-specific information and related links

•	Payroll and human resource -related reports

Business Protection — Help ensure employment-related regulatory compliance and sound risk management practices
      Up-to-Date Regulatory Compliance

•	Policy and procedure audit

•	Separation counseling procedures

•	Harassment prevention program and training

•	Labor law posters
      Cost-Effective Risk Management Practices and Insurance Programs

•	Workers’ compensation insurance options

•	Risk assessment

•	Employment Practices Liability Insurance (EPLI) options
Gevity Institute
      There is a large body of study describing the positive impact of human resource practices on key financial outcomes such as productivity, revenue growth and profitability. However, most of the data concentrates on large employers. There is little information available regarding this important topic that focuses on small- and medium-sized employers.
      As a result, the Company established the Gevity Institute to identify and quantify the relationship between human resource practices and the performance of smaller businesses. The Institute’s goal is to become a unique and recognized authority on how professional human resource management impacts small- to medium-sized business success, and to help the Company’s clients improve their business results by applying this expertise in their firms.
      The Gevity Institute is currently working in collaboration with Cornell University on a study that examines the financial impact of small employer human resource practices. The study’s first phase concluded that employees and employee management are widely recognized as key elements in the success of small firms. However, 90% of the small business owners surveyed said they did not know which employee management practices could help them achieve the best results for their business.
      Following up on these findings, the second phase of the study focused more specifically on the relationship between employee management practices and a small business’ performance. The study yielded answers regarding the type of people management practices that work best to achieve optimal employee contributions in building a small business’ success.
      Confirming the link between employee performance and a small business’ success, the study showed that workforce alignment, or having the right people in the right place at the right time doing the right things, helped the business succeed and was a clear characteristic of the most successful businesses surveyed. In effect, the investment made by these businesses in achieving an aligned workforce was perhaps as crucial as any other investment they made to grow their businesses.
      The next phase of this study examines the relationship between the use of people management practices and key employee attitudes and behaviors such as discretionary effort and productivity. Finally, the study will attempt to quantify the financial impact of employee management practices on key business measures including revenue and profit growth.
      In an effort to further examine the impact of employee management practices, the Gevity Institute is also working with the International Association of Business Communicators (IABC) to study the business impact of effective employee communication practices in small- to medium-sized businesses.

Clients
      As of December 31, 2004, the Company served approximately 8,500 clients, as measured by individual client FEIN, with approximately 130,000 active client employees. In addition, the Company had clients classified in over 500 Standard Industrial Classification (“SIC”) codes. The following table shows the Company’s client distribution by major SIC code industry grouping for the years indicated, ranked as a percentage of gross billings to clients:

	Year Ended December 31,

Percentage of Client Billings by Industry	2004	2003	2002

Services(1)	38.5%	37.7%	34.8%
Finance/Insurance/Real Estate	14.7	11.6	7.8
Manufacturing	12.6	12.6	12.9
Construction(2)	11.0	14.6	17.5
Retail Trade	8.9	9.1	10.3
Wholesale Trade	7.5	7.1	6.8
Restaurants	2.1	2.9	4.5
Transportation	2.0	2.0	2.1
Agriculture	1.8	2.4	3.0
Other	0.9	—	0.3

Total	100.0%	100.0%	100.0%

(1)	The Services category consists principally of clients in the following industries: health services, business services, personal services (e.g., laundry and dry cleaning, beauty and barber shops), hotel and lodging services, computer services, legal services, building maintenance, social services and miscellaneous repair services.

(2)	The Construction category consists principally of general contracting and other trade work, such as heating, ventilation, air-conditioning, plumbing, electrical and flooring. This category does not include workers engaged in roofing or other high-elevation exposure risk activities.
      As part of its current client selection strategy, the Company offers its services to businesses within specified industry codes. All prospective clients are evaluated individually on the basis of total predicted profitability. This analysis takes into account workers’ compensation risk and claims history, unemployment claims history, payroll adequacy, and credit status.
      With respect to potential clients operating in certain industries believed by the Company to present a level of risk exceeding industry norms, more rigorous approval requirements must be met before the Company agrees to provide services to the potential client. This process may include an on-site inspection and review of workers’ compensation and unemployment claims experience for the last three years.
      The Company considers industries to be high risk if there is a likelihood of a high frequency of on-the-job accidents involving client employees or a likelihood that such accidents will be severe. In addition, under the terms of the Company’s workers’ compensation agreement, prospective clients operating in certain industries or with historically high workers’ compensation insurance claims experience must also be approved by the Company’s insurance carrier before the Company enters into a contract to provide services.
      The Company maintains a client review program that includes a detailed profitability and risk analysis of all of its clients. Based on the results of these analyses, the Company may modify its pricing or, if necessary, terminate certain clients that the Company believes would otherwise be detrimental or not contribute to its long-term profitability.
      The Company’s client retention rate for 2004 was approximately 77%. This rate is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period. The client retention rate is affected by a number of factors, including the natural instability of the smaller business market and the number of clients that were terminated by the Company for reasons that include unacceptable risk and low profitability to the Company.
      In order to use the Company’s professional services, all clients are required to enter into a professional services agreement, which generally provides for an initial one-year term, subject to termination by the Company or the client at any time upon 30 days prior written notice or less. Following the initial term, the contract may be renewed, terminated or continued on a month-to-month basis. Under the co-employment business service model, which covered substantially all of the Company’s clients in 2004, the Company and the client each become a co-employer of the client’s employees, and the Company operates as a licensed professional employer organization. Clients are also offered the option to use the Company’s services without the Company becoming a co-employer of the client’s employees, in which case tax filings are made under the client’s FEIN and the client provides its own workers’ compensation insurance and health and welfare plans.
      The Company retains the ability to immediately terminate the client (and co-employment relationship, if applicable) upon non-payment by a client. The Company manages its credit risk through the periodic nature of payroll, client credit checks, owner guarantees, the Company’s client selection process and its right to terminate the professional services agreement and the co-employment relationship with the client employees, if applicable.
      Under the professional services agreement applicable to the co-employment model, employment-related liabilities are contractually allocated between the Company and the client. For instance, the Company assumes responsibility for, and manages the risks associated with, each client’s employee payroll obligations, including the liability for payment of salaries and wages (including payroll taxes) to each client employee and, at the client’s option, responsibility for providing group health, welfare, and retirement benefits to such individuals.
      These Company obligations are fixed, whether or not the client makes timely payment of the associated service fee. In this regard, it is important to understand that, unlike payroll processing service providers, the Company issues to each of the client employees Company payroll checks drawn on the Company’s bank accounts. The Company also reports and remits all required employment information and taxes to the Internal Revenue Service (IRS) and issues a federal Form W-2 to each client employee under the appropriate Company FEIN.
      Under the co-employment model, the Company assumes the responsibility for compliance with employment-related governmental regulations that can be effectively managed away from the client’s worksite. The Company provides workers’ compensation insurance coverage to each client employee under the Company’s master insurance policy. The client, on the other hand, contractually retains the general day-to-day responsibility to direct, control, hire, terminate, set the wages and salary of, and manage each of the client’s employees. The client employee services are performed for the exclusive benefit of the client’s business. The client also remains responsible for compliance with those employment-related governmental regulations that are more closely related to the day-to-day management of client employees.
      In some cases, employment-related liabilities are shared between the Company and the client. The following table summarizes the general division of responsibilities for employment-related regulatory compliance under the professional services agreement applicable to the co-employment model:

Gevity	Client

• All rules and regulations governing the reporting, collection and payment of federal and state payroll taxes on wages, including: (i) federal income tax withholding provisions of the Internal Revenue Code; (ii) state and/or local income tax withholding provisions; (iii) Federal Income Contributions Act (FICA); (iv) Federal Unemployment Tax Act (FUTA); and (v) applicable state unemployment tax provisions,	• Worksite and employee safety under the Occupational Safety and Health Act (OSHA) and related or similar federal, state or local regulations

• Government contracting requirements as regulated by, including, but not limited to: (i) Executive Order 11246; (ii) Vocational Rehabilitation Act of 1973; (iii) Vietnam Era Veteran’s Readjustment Assistance Act of 1974; (iv) Walsh-Healy Public Contracts Act; (v) Davis-Bacon Act; (vi) the

Gevity	Client

including managing claims

• Applicable workers’ compensation laws that cover:(i) procuring workers’ compensation insurance; (ii) completing and filing all required reports; and (iii) claims processing

• COBRA (Consolidated Omnibus Budget Reconciliation Act of 1986) continuation coverage for employees covered under health plans sponsored by Gevity

• Laws governing the garnishment of wages, including Title III of the Consumer Credit Protection Act

• All rules and regulations governing administration, procurement and payment of all Company sponsored employee benefit plans elected by the client or client employee

• Fair Labor Standards Act (FLSA) and the Family and Medical Leave Act of 1993 (FMLA)*
Service Contract Act of 1965; and (vii) any and all related or similar federal, state or local laws, regulations, ordinances and statutes

• Professional licensing and liability

• Internal Revenue Code Sections 414(m), (n) and (o) relating to client maintained benefit plans

• Laws affecting the assignment and ownership of intellectual property rights

• Worker Adjustment and Retraining Notification Act (WARN)

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

• Fair Labor Standards Act (FLSA) and the Family and Medical Leave Act of 1993 (FMLA)*

*	The Company and the client are each responsible for certain provisions under the terms of each act.
      Under the co-employment model, the Company charges its clients a professional service fee that is designed to yield a profit and to cover the cost of certain employment-related taxes, workers’ compensation insurance coverage and human resource services provided to the client. The component of the professional service fee related to human resource management varies according to the size of the client, the amount and frequency of the payroll payments and the method of delivery of such payments. If the client elects to obtain the Company’s services directly, without the co-employment model, the Company charges a professional service fee that is designed to cover the cost of its delivery of services and still yield a profit to the Company.
      Under the co-employment model, the component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. In addition, the client may choose to offer certain health, welfare and retirement benefits to its client employees. The Company invoices each client for the service fee and costs of selected benefit plans, as well as the wages and other employment-related taxes of each client employee. The gross billings are invoiced at the time that each periodic payroll is delivered to the client.
Service Delivery and Information Technology
      The Company delivers its services through a combination of human resource consultants located in the field offices, at the Company’s headquarters and in certain cases on-site at the client location, as well as through Gevity Central, a self-service portal, which provides real-time, 24x7 access to a broad range of human resource tools and services through the Internet. In order to provide proactive client relationship management, each of the Company’s clients is assigned a single human resource consultant to serve as the client relationship manager. This allows the client to interface with the Company through a single point person.
      As of December 31, 2004, the Company had approximately 190 human resource consultants with significant experience in the human resource industry. Many of the Company’s human resource consultants hold industry recognized certifications from organizations such as the Society of Human Resource Management.
      As of December 31, 2004, the Company had invested approximately $45 million and is continuing to invest capital resources in the development and enhancement of its information and technology infrastructure. This investment is intended to better serve the Company’s client base, achieve a high level of client satisfaction and allow the Company to improve efficiencies in its operations.
      The Company processes payroll for all of its client employees using Oracle’s Human Resource Management System (“HRMS”) and Payroll processing application. The Oracle system enables the Company to effectively manage its existing operations and maintain appropriate controls. The Oracle HRMS and Payroll systems provide the Company with the capability to promptly and accurately deliver human resource services and generate comprehensive management reports. The Company’s information systems manage all data relating to client employee enrollment, payroll processing, benefits administration, management information and other requirements of the clients’ operations. The current systems have high-volume processing capabilities that allow the Company to produce and deliver payrolls to its clients, each customized to the needs of such clients.
      The Company continues its development and deployment of Gevity Central, which allows clients to input their payroll data directly into the Company’s payroll applications via the Internet. Clients can regularly add or delete employees, view reports, and change payroll information. Gevity Central is fully integrated with the Company’s HRMS and Payroll applications, Customer Relationship Management solution and financial reporting package, as well as the Company’s comprehensive line of online tools and services. This full integration results in improved client satisfaction, as well as improved efficiencies and operating margins for the Company. Oracle’s portal software provides the foundation, enabling a robust, client configurable portal, and the Company’s custom-developed software provides additional ease of use and service capabilities.
      At the end of 2004, approximately 77% of the client employee base interacted with the Company via Gevity Central. Use of this technology is expected to increase in 2005 as approximately 93% of clients are registered to use Gevity Central.
      The combination of the Oracle systems for access and functionality and Gevity Central online capabilities provides a unique solution capable of growing and adapting to the evolving needs of the Company’s clients.
      The Company’s information technology staff consisted of 75 colleagues at December 31, 2004. The Company believes the development of its information technology is an integral part of achieving its growth objectives and intends to continue to invest in its technology infrastructure.
Sales and Marketing
      The Company markets its services through a direct sales force which, as of December 31, 2004, consisted of 166 business development managers. In order to exercise more control over the client selection process, the Company uses a direct sales force rather than selling through agents. The Company does not expect to increase its sales force during 2005.
      The Company’s sales force is distributed throughout its 41 branch offices. The Company plans to expand its national coverage and add sales offices in selected major metropolitan areas over the next few years. The Company’s business development managers are compensated through a combination of salary and commission that has, for top producers, generated annual earnings in excess of $200,000.
      As the Company’s focus has shifted to selling human resource tools and services to slightly larger target clients, rather than selling low cost insurance offerings, an associated change has been required in the profile of the sales force. As a result, the Company has revised the profile of its targeted sales candidates and has also restructured its hiring practices.
      The new sales candidate profile typically includes attributes such as: strong analytical skills; knowledge of technology; experience working with small business owners; good business acumen; proven high performance and strong prospecting sales skills. Generally the candidate will also have prior employment experience in the field of outsourcing, human resource consulting, benefits consulting or human resource information systems.
      As a result of the Company’s aggressive hiring efforts with respect to business development managers during the last two years, many regions of the country have business development managers who have a relatively short tenure with the Company. For example, the average tenure of the sales force in California, the Midwest and the Northeast is less than 16 months. This group makes up approximately 48% of the overall sales force.
      Consequently, the Company continues to expand and improve its training and orientation programs. For many years, the Company provided a formal one-week training program for new business development manager hires, together with on-the-job training. In 2003, the Company implemented a comprehensive and expanded training program for all new sales associates and also designed a new training program for all existing sales associates. Both training courses emphasize the advantages available to clients through the Company’s expansive technology-based service delivery model and also include substantial focus on the Company’s sales process.
      The Company also restructured the compensation system of its sales force in 2003 and anticipates further restructuring its sales compensation programs during 2005. Historically, business development managers had no defined sales territory and earned commissions based entirely on their individual production levels. In certain instances, this led to internal competition as business development managers competed against each other for the same potential clients.
      The new client acquisition model subdivides all markets into individually assigned and identified sales territories and is intended to result in the development of market share by territory. The new compensation structure pays a higher base salary to attract more qualified sales candidates and provides an incentive based on the efforts of all business development managers in a particular geographic region, thus facilitating a collaborative environment between business development managers.
      The Company generates sales leads from various external sources as well as from direct sales efforts and inquiries. Each business development manager visits his or her clients on-site periodically in order to maintain an ongoing relationship and to seek new business referrals. The Company also generates sales leads from independent referral relationship partners and an information database of small businesses. The Company uses a referral incentive program with its relationship partners to encourage increased referral activity.
Competition
      The human resource outsourcing industry is highly fragmented. The Company seeks to compete through its ability to provide a full-service human resource solution to its clients through dedicated HR professionals and its advanced information technology solutions. The Company believes its primary competitors to be single point solution providers who offer segments of the entire service offering that the Company provides to its clients in an all-inclusive offering. These competitors include certain information technology outsourcers and broad-based outsourcing and consultancy firms that are now providing or may seek to provide human resource outsourcing services; companies that provide a discrete group of transactional services, such as payroll or benefits administration and aspire to provide additional services; and other consulting companies that perform individual projects, such as development of human resource strategy and human resource information systems.
      The Company believes that it is one of the largest co-employers of client employees in the United States in terms of active client employees and revenues. Historically, most of the Company’s competitors have focused upon discrete processes, but many of them are now promoting integrated process management offerings that may be viewed as competitive with the Company’s offerings. Many of these businesses that operate under the co-employment business model, especially the larger ones such as Administaff, Inc. and companies that primarily provide payroll processing services and also have co-employment businesses, including Automatic Data Processing, Inc. and Paychex, Inc., are capitalizing on the co-employment model and transforming their businesses into full-service human resource outsourcing companies while still offering workers’ compensation and group health benefit insurance programs. The Company expects competition to increase, and competitors to develop broad service capabilities that match the Company’s offerings.
Vendor Relationships
      The Company provides its services to its client employees under arrangements with a number of partners. The maintenance of insurance plans, including workers’ compensation plans and health benefit plans that cover client employees, is a significant part of the Company’s business. If the Company were required to obtain replacement contracts, such replacement could cause a significant disruption to the Company’s business and possible dissatisfaction with the Company’s service offering because of the possible lack of continuity between current and new health care providers and the associated plan terms and conditions. This could lead to a decrease in client retention and an adverse effect on the Company’s future results of operations or financial condition.

Workers’ Compensation Insurance
      Following is a description of the Company’s workers’ compensation insurance program, which covers all clients who are insured under the co-employment model:
      The Company has had a loss sensitive workers’ compensation insurance program since January 1, 2000. The program is insured by CNA Financial Corporation (“CNA”) for the 2000, 2001 and 2002 program years. The program is currently insured by member insurance companies of American International Group, Inc. (“AIG”) and includes coverage for the 2003 and 2004 program years. In states where private insurance is not permitted, client employees are covered by state insurance funds.
      The insured loss sensitive programs provide insurance coverage for claims incurred in each plan year but which may be paid out over future periods dependent upon the nature and extent of the worksite injury. The fully insured loss sensitive programs provide for a sharing of risk between the insurance companies and the Company whereby the Company is responsible for paying, through the respective insurance company, the first $1.0 million per occurrence of claims through 2003 and $2.0 million during the year ended December 31, 2004, and the respective insurance company is responsible for amounts in excess of the Company’s per occurrence amount. For the 2004 program year, the Company purchased additional insurance coverage from Munich American Reassurance Company for the layer of claims between $1.0 million and $2.0 million per occurrence, thereby effectively limiting the Company’s liability to the first $1.0 million per occurrence.
      In addition, for policy years 2000 through 2003, the Company obtained aggregate stop-loss insurance coverage through CNA and AIG, as applicable, further limiting its ultimate liability. The stop loss coverage provided by CNA for the 2000-2002 program years limits the Company’s aggregate exposure for claims below the $1.0 million per occurrence level to 130% of the expected losses as determined by CNA. The stop loss coverage provided by AIG for the 2003 program year limits the Company’s aggregate exposure for claims below the $1.0 million per occurrence level to 175% of the expected losses as determined by AIG. The Company did not purchase aggregate stop loss coverage for the 2004 program year, as the Company believed that the risk of losses exceeding the proposed aggregate stop loss level was remote.
      Effective September 30, 2004, the Company entered into agreements with AIG and CNA whereby the Company purchased insurance from AIG to cover the Company’s workers’ compensation claims liability up to the $1.0 million per occurrence deductible level for policy years 2000, 2001 and 2002. CNA remains the insurer on the underlying claims for these policy years. The insurance purchased from AIG also provides the Company greater protection relative to the aggregate insurance stop-loss coverage by effectively reducing the Company’s maximum exposure for claims that fall below the $1.0 million deductible level from 130% of expected total losses to approximately 117% of expected total losses over the life of the 2000, 2001 and 2002 policies. The insurance purchased from AIG was funded substantially through the release by CNA to the

Company of restricted marketable securities previously pledged to CNA as collateral and the release by CNA to the Company of premium payments and deposits previously paid to CNA.
      Of the total premium paid by the Company to AIG, AIG deposited $94.4 million into an interest bearing loss fund account to fund all claims under the program up to AIG’s aggregate limit. Interest on the loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate of 3.0% until all claims are closed. AIG will return to the Company that portion of the loss fund account, if any, not used or retained to pay claims, including interest earned, at intervals of 36, 60, 84 and 120 months from the date of the inception of the agreement. The maximum return amount, which is based upon a pre-determined formula, at 36 and 60 months is limited to $5.5 million for each payment due, with no limit as to the return amount at either 84 and 120 months.
      With respect to the 2003 and 2004 policy years, the Company, through its Bermuda-based insurance subsidiary, remits premiums to AIG to cover AIG’s estimates of claims related to the first $1.0 million ($2.0 million for policy year 2004) per occurrence. AIG deposits the funds into an interest bearing loss fund account to fund all claims up to the $1.0 million per occurrence amount ($2.0 million for policy year 2004). Interest on the loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at fixed annual rates. Under the 2003 program year, the Company paid $85.0 million of such premium and is guaranteed to receive a 2.42% per annum fixed return on $73.5 million and 1.85% on $11.5 million so long as the program and the interest accrued under the program, remain with AIG for at least 7 years. If the program is terminated prior to end of the 7 year period, the interest rate is adjusted downward based upon a sliding scale. Under the 2004 program year, the Company paid $111.4 million of such premiums and is guaranteed to receive a 2.92% per annum fixed return so long as the program and the related interest accrued under the program remain with AIG for a 10 year period. If the program is terminated prior to the end of the 10 year period, the interest rate is adjusted downward based upon a sliding scale. Both program years provide for an initial premium true-up eighteen months after the policy inception and annually thereafter. The true-up is based upon a pre-determined loss factor times the amount of incurred claims as of the date of the true-up.
      See the further discussion of the Company’s workers’ compensation policies at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates-Workers’ Compensation Receivable/ Reserves”.

Employee Benefit Plans
      Following is a description of the Company’s health plans, which are offered to all clients who are served under the co-employment model:
      Blue Cross and Blue Shield of Florida(1) — Blue Cross and Blue Shield of Florida (“BCBSFL”) is the Company’s primary partner in Florida, delivering medical care benefits to approximately 21,000 Florida based client employees. The Company’s policy with BCBSFL is a minimum premium policy expiring September 30, 2005. Pursuant to this policy, the Company is obligated to reimburse BCBSFL for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and aggregate loss coverage is provided to the Company at the level of 115% of projected claims. The Company’s obligation to BCBSFL, related to incurred but not reported claims, is secured by a letter of credit. As of December 31, 2004, the amount of the letter of credit for BCBSFL securing such obligations was $6.0 million. The amount of the letter of credit was initially intended to approximate one month’s claims payments. The policy allows for an adjustment to the letter of credit amount based on premium volume and for increases to the claims payment factor to a maximum of two months of expected claims payments.
      Aetna Health, Inc. — Aetna Health, Inc. (“Aetna”) is the Company’s primary medical care benefits provider for approximately 26,000 client employees throughout the remainder of the country, including client

1BCBSFL is an independent licensee of the Blue Cross and Blue Shield Associations.

employees acquired in the acquisition of the client service agreements of EPIX Holdings Corporation (“EPIX”) on March 26, 2004, and the acquisition of the client service agreements of TeamStaff, Inc. (“TeamStaff”) on November 17, 2003. The Company’s 2004 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement whereby the PPO plan is subject to a 7.5% additional premium if actual claims are greater than projected at the inception of the policy year. The maximum charge per year is 7.5% with a carryover into subsequent years of amounts that exceed 7.5% per year.
      Other Medical Benefit Plans — The Company provides coverage under various regional medical benefit plans to approximately 1,500 client employees in various areas of the country, including Kaiser Foundation Health Plan, Inc. in California, HealthPartners (Minnesota) in Minnesota, Harvard Pilgrim Healthcare in Massachusetts and Capital Health Plan in the Tallahassee, Florida region. Such regional medical plans are subject to fixed costs that cap the Company’s annual liability. Client employees acquired in the EPIX acquisition and the TeamStaff acquisition were provided medical care benefits under the medical benefit plans in which they participated on the date of the respective acquisition through September 30, 2004. These plans were fixed cost contracts that capped the Company’s annual liability. On October 1, 2004, these employees were provided coverage through the Company’s ongoing plans.
      Other Health Benefit Plans — The Company’s dental plans, which include both a PPO and HMO offering, are primarily provided by Aetna for all client employees who elect coverage. Delta Dental and American Dental provided dental coverage for certain client employees acquired in the EPIX and TeamStaff acquisitions through September 30, 2004. All dental plans are subject to guaranteed cost contracts that cap the Company’s annual liability.
      In addition to dental coverage, the Company offers various other guaranteed cost insurance programs to client employees, such as vision care, life, accidental death and dismemberment, short-term disability and long-term disability. The Company also offers a flexible spending account for health care, dependent care and transportation costs.
      Beginning October 1, 2004, part-time client employees became eligible to enroll in limited benefit programs from Star HRG. These plans include fixed cost sickness and accident and dental insurance programs, and a vision discount plan.

401(k) Plans
      The Company offers to clients served under the co-employment model a 401(k) retirement plan, designed to be a multiple employer plan under Section 413(c) of the Internal Revenue Code of 1986, as amended (the Code). This plan design enables owners of client companies and highly compensated client employees, as well as highly compensated internal employees of the Company, to participate. These persons were previously excluded from the single employer 401(k) retirement plan offered by the Company prior to April 1, 1997, in order to avoid issues of discrimination in favor of highly compensated employees. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act (ERISA).
      In connection with the EPIX and TeamStaff acquisitions, the Company assumed certain employee benefit plans, including two multiple-employer 401(k) plans.
Internal Company Employees
      As of December 31, 2004, the Company employed 993 internal employees of whom 513 were located at the Company’s headquarters in Bradenton, Florida. The remaining employees were located in the Company’s branch offices. None of the Company’s internal employees are covered by a collective bargaining agreement.

Industry Regulation

General
      Numerous federal and state laws and regulations relating to employment matters, benefit plans and employment taxes affect the operations of the Company or specifically address issues associated with co-employment. Many of these federal and state laws were enacted before the development of non-traditional employment relationships, such as professional employer organizations, temporary employment and other employment-related outsourcing arrangements and, therefore, do not specifically address the obligations and responsibilities of a professional employer organization.
      Other federal and state laws and regulations are relatively new, and administrative agencies and federal and state courts have not yet interpreted or applied these regulations to the Company’s business or its industry. The development of additional regulations and interpretation of those regulations can be expected to evolve over time. In addition, from time to time, states have considered, and may in the future consider, imposing certain taxes on gross revenues or service fees of the Company and its competitors.
      Twenty-five states, including eight states where the Company has offices (Colorado, Florida, Minnesota, New Jersey, New York, North Carolina, Texas and Tennessee), have passed laws that have licensing, registration or other regulatory requirements for professional employer organizations, and several other states are currently considering similar regulation. Such laws vary from state to state, but generally codify the requirements that a professional employer organization must reserve the right to hire, terminate and discipline client employees and secure workers’ compensation insurance coverage. In certain instances, the Company delegates or assigns such rights to the client. The laws also generally provide for monitoring the fiscal responsibility of professional employer organizations and, in many cases, the licensure of the controlling officers of the professional employer organization.
      In addition, some states through legislative or other regulatory action have proposed to modify the manner in which the Company is allowed to provide services to the its clients which could increase the administrative cost associated with providing such services. To the extent modifications are adopted in these states, other states may follow. For example, California is considering modifying the interpretation of the law that governs workers’ compensation insurance coverage to require insurance carriers to issue policies directly to the Company’s clients rather than through the Company under a single master policy. Adoption of this interpretation would increase the Company’s administrative expense in providing workers’ compensation coverage to its clients.
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

      On May 13, 2002, the IRS released guidance applicable solely to the tax-qualified status of defined contribution retirement plans maintained by professional employer organizations. In that guidance, the IRS declared that it would not assert a violation of the exclusive benefit rule under Section 401(a) of the Code if a professional employer organization that maintains a single employer 401(k) retirement plan for client employees takes certain remedial action by the last day of the first plan year beginning on or after January 1, 2003.
      The Company maintains a frozen single employer 401(k) retirement plan benefiting certain client employees and took remedial action to qualify for the relief provided under the IRS guidance within the applicable deadline. As part of the remedial action, the plan was terminated. The Company has submitted an application to request IRS approval to proceed with the plan termination and distribution of assets (approximately $0.9 million as of December 31, 2004).
      In conjunction with the EPIX acquisition, the Company assumed sponsorship of a frozen single employer plan. Prior to the acquisition, EPIX took remedial action to qualify for the relief provided under the IRS guidance. The plan was terminated prior to the applicable deadline and an application was submitted to the IRS to request approval to proceed with the plan termination and distribution of assets (approximately $11 million at December 31, 2004).
      The status of the active multiple employer 401(k) retirement plans maintained by the Company are unaffected by the IRS guidance.

ERISA Requirements
      Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines an “employer” as “any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan.” ERISA defines the term “employee” as “any individual employed by an employer.” The courts have held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. However, in applying that test, control and supervision are less important for ERISA purposes when determining whether an employer has assumed responsibility for an individual’s benefits status. A definitive judicial interpretation of “employer” in the context of a professional employer organization or employee leasing arrangement has not been established.
      If the Company were found not to be an employer for ERISA purposes, its former 401(k) retirement plan would not comply with ERISA. Further, the Company would be subject to liabilities, including penalties, with respect to its cafeteria benefits plan for failure to withhold and pay taxes applicable to salary deferral contributions by its clients’ employees. In addition, as a result of such a finding, the Company and its plans would not enjoy, with respect to client employees, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulation, as well as to claims based upon state common laws.

Federal Employment Taxes
      As a co-employer, the Company assumes responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to client employees. There are essentially three types of federal employment tax obligations: (i) withholding of income tax governed by Code Section 3401, et seq.; (ii) obligations under FICA, governed by Code Section 3101, et seq.; and (iii) obligations under FUTA, governed by Code Section 3101, et seq. Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.
      Among other employment tax issues related to whether professional employer organizations are employers of client employees are issues under the Code provisions applicable to federal employment taxes. The issue arises as to whether the Company is responsible for payment of employment taxes on wages and salaries paid to such client employees. Code Section 3401(d)(1), which applies to federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an “employer” for purposes of federal income tax withholding. The courts have extended this common law employer exception to apply for both FICA and FUTA tax purposes. Code Section 3401(d)(1)

states that if the person for whom services are rendered does not have control of the payment of wages, the “employer” for this purpose is the person having control of the payment of wages. The Treasury Regulations issued under Code Section 3401(d)(1) state that a third party can be deemed to be the employer of workers under this Section for income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages. Although several courts have examined Code Section 3401(d)(1) with regard to professional employer organizations, its ultimate scope has not been delineated. Moreover, the IRS has, to date, relied extensively on the common law test of employment in determining liability for failure to comply with federal income tax withholding requirements.
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
Significant Transactions in 2004

EPIX Acquisition
      On March 26, 2004, the Company acquired the human resource outsourcing client portfolio of EPIX and certain of its subsidiaries. The transaction was accomplished by an assignment from EPIX (and its subsidiaries) to the Company of all of its client service agreements, which covered approximately 2,000 clients and approximately 30,000 client employees.
      The purchase price for the acquired assets was $38.3 million (including direct acquisition costs of $2.3 million). In connection with the acquisition, the Company entered into a $35.0 million unsecured credit facility with Bank of America, N.A. Approximately $20.0 million of this facility was utilized to fund the purchase price for the acquisition and the remainder of the purchase price was paid from internal funds of the Company. Of the amount paid to EPIX, $2.5 million was placed in an escrow account as security for certain indemnification obligations of EPIX under the asset purchase agreement. In connection with the acquisition, the Company assumed certain employee benefit plans of EPIX that cover certain of the client employees acquired. Amounts held in the escrow account may be used by the Company under certain circumstances to reimburse or compensate the Company for adverse consequences resulting from a breach by EPIX of certain representations and warranties in the asset purchase agreement or issues related to any assumed employee benefit plan that result from any action or failure to act on the part of EPIX prior to the closing date of the transaction. Escrow amounts remaining, if any, will be released to EPIX over a two-year period. The Company converted the EPIX clients and client employees to Gevity’s Oracle Human Resource Management and Payroll applications during June 2004.

Secondary Offering
      On May 19, 2004, the Company completed its secondary public offering of 1,750,000 shares of its common stock for $21.75 per share, less underwriting discounts and commissions of $1.305 per share. Net proceeds to the Company from the offering totaled approximately $34.7 million (net of $1.1 million of issuance costs). A portion of the proceeds from the offering totaling $20.0 million was used to repay the outstanding borrowings under the Company’s credit agreement with Bank of America, N.A. incurred to partially fund the EPIX acquisition. The remainder of the proceeds will be used for working capital and general corporate purposes.
      Also included in the offering were 3,770,000 shares of the Company’s common stock sold by selling shareholders. Selling shareholders included the preferred stockholders (who sold 3,555,000 shares of common stock acquired upon conversion of 100% of their Series A Convertible, Redeemable Preferred Stock (the “Preferred Stock”), see “Conversion of the Convertible, Redeemable Preferred Stock” below) and certain members of management, directors and other selling shareholders (who sold an aggregate of 215,000 shares). The proceeds from the sale of these shares were realized by the selling shareholders and the Company received none of such proceeds.

Conversion of the Convertible, Redeemable Preferred Stock
      On May 19, 2004, in connection with the secondary offering, the holders of the Preferred Stock converted all of their holdings of Preferred Stock into the Company’s common stock. The conversion price was $5.44 per share and resulted in the issuance of 5,514,705 shares of the Company’s common stock. The former Preferred Stock holders sold 3,555,000 shares of the 5,514,705 shares received upon conversion as part of the Company’s secondary stock offering.
Executive Officers of the Company
      The following table sets forth certain information with respect to each person who is an executive officer of the Company as of March 15, 2005.

Name	Age	Position

Erik Vonk	52	Chairman of the Board and Chief Executive Officer
Peter C. Grabowski	42	Senior Vice President and Chief Financial Officer
Lisa J. Harris	44	Senior Vice President, Client Services and Chief Information Officer
Gregory M. Nichols	51	Senior Vice President, General Counsel
Sal Uglietta	52	Senior Vice President, Marketing and Sales
      Erik Vonk has served as Chairman of the Board of Directors and Chief Executive Officer since April 2002. He currently serves as the Chairman of the Company’s executive committee and as a member of the long-term strategy committee. He was retired from February 2001 to April 2002. From 1992 until his retirement in February 2001, Mr. Vonk was President and Chief Executive Officer of Randstad North America, a subsidiary of Randstad Holding NV, a worldwide staffing services provider, where he was responsible for organizing the North American operations. From 1989 to 1992, Mr. Vonk served as a member of the executive board of Bank Cantrade AG. Mr. Vonk currently serves on the board of directors of Danka Business Systems, PLC, where he also serves on the human resources and Danka 21 committees.
      Peter C. Grabowski has served as Senior Vice President and Chief Financial Officer since June 2003. From May 1999 to June 2003, Mr. Grabowski served as the Company’s Vice President of Finance and Taxation and from August 1997 through May 1999 he served as Vice President of Tax. Prior to 1997, he served as Manager of International Taxation and Planning at Tambrands, Inc. after several years of public accounting experience, most recently with Deloitte & Touche LLP. Mr. Grabowski is a member of the American Institute of Certified Public Accountants, the Financial Executive Institute and the Tax Executive Institute.
      Lisa J. Harris has served as Senior Vice President, Client Services and Chief Information Officer since January 1999. From March 1996 to December 1998, Ms. Harris served as Vice President, Information Services of Precision Response Corporation. From December 1992 to February 1996, she served as Director and Senior Director of Certified Vacations, Inc.
      Gregory M. Nichols has served as Senior Vice President and General Counsel since January 2001. From January 1999 to December 2000, Mr. Nichols served as Vice President of Human Resources and General Counsel of Starboard Cruise Services, Inc., an operator of retail shops aboard cruise ships and in domestic airports. From October 1994 to December 1998 he was Corporate Counsel for G. Neil Companies, a national direct marketer of human resource products to small businesses. Mr. Nichols is a member of the Florida Bar.
      Sal Uglietta has served as Senior Vice President, Marketing and Sales since October 2004. Prior to that he served as the Company’s Senior Vice President, Benefits and Risk Management from October 2003 to October 2004. Before joining Gevity, Mr. Uglietta was self-employed as a healthcare management consultant from November 2002 to October 2003, and served as a consultant for Calisto Ltd. from May 2002 to November 2002 in the healthcare management field. From March 1995 to February 2002, Mr. Uglietta held several senior management positions at Aetna, Inc. including Head of Corporate Marketing and Northeast Region Head. From 1977 to 1995, he held a number of key domestic and international marketing and general management roles at Johnson & Johnson.

Available Information
      Anyone may read and copy any document the Company files with the Securities and Exchange Commission (“SEC”) at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 to obtain more information regarding the public reference room. The SEC also maintains an Internet site at www.sec.gov that contains periodic and current reports, proxy statements and other information filed electronically by public issuers (including the Company) with the SEC.
      The Company also makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge through the Investor Relations page on its website, www.gevity.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.
      The Company has adopted a Code of Business Conduct and Ethics, which applies to all employees and members of the Board of Directors of the Company, including the Chief Executive Officer, Chief Financial Officer and other senior financial officers of the Company, and which is available through the Investor Relations page on the Company’s website, www.gevity.com. The Company intends to disclose any amendments of, or waivers to, the Code of Business Conduct and Ethics on the Investor Relations page of its website. In addition, the Company makes available, through its website, statements of beneficial ownership of the Company’s equity securities filed by its directors, officers and 10% beneficial holders under Section 16 of the Exchange Act. The Company also posts on its website the charters for its Audit Committee, Compensation Committee, Nominating/ Corporate Governance Committee, Executive Committee and Investment Committee.
      Copies of these documents may be obtained from the Company, excluding exhibits, at no cost, by writing to the Company at 600 301 Blvd. West, Suite 202, Bradenton, FL 34205, Attention: Investor Relations, by telephoning the Company at 1-800-2GEVITY or by sending the Company an email via the Investor Relations page of its website, www.gevity.com.
      The information on the Company’s website is not incorporated by reference into this report.

ITEM 2.	PROPERTIES
      The Company’s operations are conducted from its 107,511 square foot corporate headquarters located in Bradenton, Florida. The Company leases this facility pursuant to the terms of a lease which expires in November 2005, but which can be renewed, at the option of the Company, for two additional five-year periods. The Company is currently considering whether to move its headquarters to another location in the Bradenton area, but no decision to do so has been made and no commitments for a new office lease have been entered into. If the decision were made to move its headquarters, the Company believes it could lease adequate space in the Bradenton area at commercially reasonable rates consistent with the foreseeable needs of the Company. In any event, the Company does not anticipate any interruption in its operations or delivery of services as a result of any lease renewal or possible relocation.
      As of December 31, 2004, the Company leased space for its 41 offices located in Alabama, Arizona, California, Colorado, Florida, Georgia, Maryland, Minnesota, New Jersey, New York, North Carolina, Tennessee and Texas. The Company believes that its branch office leases, which generally have terms of one to five years, can either be renewed on acceptable terms or that other, comparable space can be located upon the expiration of any branch office lease without significant additional cost to the Company. The Company considers its facilities to be adequate for its current and prospective operations.

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
      From time to time, the Company is made a party to claims based upon the acts or omissions of its clients’ employees for the acts or omissions of such client employees and vigorously defends against such claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2004.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
      The Company’s common stock is traded on The NASDAQ Stock Market under the ticker symbol “GVHR.” The following table sets forth the high and low sales prices for the common stock as reported on The NASDAQ Stock Market and dividends per share of common stock paid during the last two fiscal years:

Fiscal Year Ended December 31, 2004	High	Low	Dividends

Fourth Quarter	$21.34	$13.56	$0.06
Third Quarter	$26.73	$14.90	$0.06
Second Quarter	$30.70	$19.24	$0.06
First Quarter	$29.50	$20.10	$0.05

Fiscal Year Ended December 31, 2003	High	Low	Dividends

Fourth Quarter	$24.34	$14.00	$0.05
Third Quarter	$19.95	$11.40	$0.05
Second Quarter	$12.99	$6.67	$0.05
First Quarter	$7.10	$3.83	$0.05
Dividends
      The Company did not pay any cash dividends prior to the first quarter of 2001. The Company paid a cash dividend of $0.05 per share of common stock for that quarter and for each subsequent quarter through the first quarter of 2004. Beginning in the second quarter of 2004, the Company increased its quarterly cash dividend payment to $0.06. The Company’s board of directors declared a cash dividend on November 15, 2004 of $0.06 per share of common stock, payable on January 31, 2005 to holders of record on January 14, 2005. On February 17, 2005, the board of directors declared a quarterly cash dividend of $0.07 per share of common stock, payable on April 29, 2005 to holders of record on April 15, 2005. Any future determination as to the payment of dividends will be made at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the board deems relevant.
Holders
      As of March 15, 2005, there were 468 holders of record of the Company’s common stock, 218 of which were participants in the Company’s Employee Stock Purchase Plan. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Securities Authorized for Issuance under Equity Compensation Plans
      The following table presents the information required under this caption as of December 31, 2004:

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon		under equity
	exercise of	Weighted-average exercise	compensation
	outstanding	price of outstanding	plans (excluding
	options, warrants	options, warrants and	securities reflected
	and rights	rights	in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,231,263	$9.56	927,029
Equity compensation plans not approved by security holders	None	None	None

Total	3,231,263	$9.56	927,029

ITEM 6.	SELECTED FINANCIAL DATA
      The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The following selected financial data are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related notes and other financial information included as Part II, Item 8 of this Annual Report Form on 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands except per share data)
Statement Of Operations Data:
Revenues(1)
Professional service fees	$134,781	$97,376	$89,563	$75,704	$68,067
Employee health and welfare benefits	314,494	214,701	180,203	129,243	101,761
Workers’ compensation	117,669	104,225	95,977	117,895	140,319
State unemployment and other	18,537	9,525	8,911	9,986	12,187

Total revenues	$585,481	$425,827	$374,654	$332,828	$322,334
Gross profit	$179,341	$115,718	$90,524	$70,985	$95,565
Operating income (loss)	$51,561	$21,585	$4,976	$(29,288)	$(3,784)
Net income (loss)	$34,618	$15,391	$4,737	$(15,603)	$604
Net income (loss) attributable to common shareholders	$4,738	$13,005	$4,737	$(15,603)	$604
Net income (loss) per share:
— Basic	$0.20	$0.66	$0.23	$(0.76)	$0.03
— Diluted	$0.18	$0.62	$0.22	$(0.76)	$0.03
Weighted average common shares:
— Basic	24,125	19,686	20,722	20,606	21,361
— Diluted	25,735	24,649	21,074	20,606	21,373
Dividends declared per common share	$0.24	$0.20	$0.20	$0.20	—

	For the Years Ended December 31,

	2004		2003		2002		2001		2000

	(In thousands except per share data)
Statistical And Operating Data:
Client employees at period end	129,876		106,452		99,408		111,910		124,014
Average wage per average number of client employees paid by month	$35,953		$33,569		$29,924		$25,761		$23,137
Professional service fees per average number of client employees paid by month	$1,125		$1,109		$926		$722		$598
Internal employees at period end	993		954		901		1,018		1,277
Number of workers’ compensation claims(2)	6,489		5,765		7,701		10,195		13,087
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages	1.59	x	2.00	x	2.74	x	3.90	x	5.20	x
Balance Sheet Data:
Cash, cash equivalents and investments(3)	$59,412		$152,008		$126,223		$92,892		$96,968
Workers’ compensation receivable	$112,715		$24,355		—		—		—
Total assets	$339,587		$321,564		$265,535		$219,903		$212,338
Long-term accrued workers’ compensation and health reserves	$700		$59,280		$61,672		$48,049		$20,530
Total shareholders’ equity	$165,174		$92,380		$58,605		$57,511		$77,460

(1)	Prior to December 31, 2002, the Company reported revenue on a gross basis rather than a net revenue basis. Revenues reported for 2001 and 2000 have been restated to conform with the current presentation.

(2)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective year and does not include any claims with respect to a specific policy year that are reported subsequent to the end of such year. For information regarding claims reported after the end of each respective year from 2000 — 2004, see the first table set forth in “Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.”

(3)	$18,636, $107,326, $92,454, $34,262 and $7,781 of the cash, cash equivalents and investments as of December 31, 2004, 2003, 2002, 2001 and 2000, respectively, have been utilized to collateralize the Company’s obligations under its workers’ compensation, health benefit plans and certain general insurance contracts. These amounts are considered ‘restricted‘ and are not available for general corporate purposes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements.” The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this report. Historical results are not necessarily indicative of trends in operating results for any future period.

Non-GAAP Financial Information
      The following table reconciles results calculated using generally accepted accounting principles (“GAAP”) and results reported excluding certain charges (“non-GAAP financial information”). The pro forma non-GAAP financial information is included to provide investors a more complete and transparent understanding of the Company’s underlying operational results and trends, but should only be used in conjunction with results reported in accordance with GAAP. The Company believes that the pro forma non-GAAP financial information set forth below provides useful information to show the effect on diluted earnings per share when the non-recurring, non-cash charge to retained earnings to accelerate the amortization of the discount associated with the Preferred Stock, the accretion of redemption value of the Preferred Stock prior to conversion and the related Preferred Stock dividends, are excluded, in light of the full conversion of the Preferred Stock into common stock on May 19, 2004 (See Note 13 of Notes to Consolidated Financial Statements). There were no pro forma adjustments related to the years ended December 31, 2003 and 2002.
      Reconciliation of pro forma non-GAAP financial information:

Year Ended
December 31, 2004

(In thousands, except share
and per share data)
Net income attributable to common shareholders for purposes of computing diluted earnings per share (GAAP)	$4,738
Pro forma adjustments:
Non-recurring, non-cash charge attributable to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the convertible, redeemable preferred stock	29,317
Non-cash charges attributable to beneficial conversion feature and accretion of redemption value of convertible, redeemable preferred stock	129
Preferred stock dividends	434

Pro forma net income for diluted earnings per share calculation (non-GAAP)	$34,618

Diluted earnings per share (GAAP)	$0.18

Pro forma diluted earnings per share (non-GAAP)	$1.24

Diluted weighted average shares outstanding (GAAP)	25,734,515
Pro forma effect of dilutive securities:
Convertible, redeemable preferred stock	2,094,383

Pro forma diluted weighted average shares outstanding (non-GAAP)	27,828,898

Overview and Introduction
      For a discussion of the Company’s business see “Item 1. Business — General.” The Company believes that the human resource outsourcing market focusing on small- and medium-sized businesses, as measured by the number of employees per client, is by far its most attractive market in terms of customer concentration, need for customized solutions, price sensitivity, capital investment, new client acquisition cost, sales cycle and market growth.
      The Company believes that the human resource outsourcing competitive landscape is highly fragmented and populated by various point solution providers who offer only segments of the entire service offering that the Company provides to its clients.
      The Company focuses on the professional service fees that it earns from its clients as the primary source of its net income and cash flow. When delivering its human resource outsourcing solution to its clients through a co-employment relationship, the Company is also responsible for providing workers’ compensation and unemployment insurance benefits to its client’s employees as well as health and welfare benefits. In so doing, the Company has an opportunity to generate net income and cash but does not believe that this should be a significant portion of its long-term overall business profitability.
      The Company believes that the primary challenge and risk it faces in delivering its human resource outsourcing solutions is its ability to convince small- and medium-sized business to accept the concept of human resource outsourcing. The Company believes that most small- and medium-sized businesses outsource certain aspects of the Company’s total solution, including payroll administration, health and welfare administration and providing workers’ compensation insurance, but that only a small number of businesses outsource the entire offering that the Company provides.
      The Company has transitioned its business from one that provided low cost insurance offerings and payroll processing services to its clients to one that delivers a comprehensive, fully integrated employee management solution to its clients. As a result, the Company increased its profitability by focusing on increased profitability per client employee. During this transition, the total number of client employees serviced by the Company declined from over 130,000 client employees in 1999 to under 90,000 client employees during 2003. Following the acquisitions of EPIX in 2004 and TeamStaff in 2003, the Company serviced approximately 130,000 client employees as of December 31, 2004.
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

      The following table provides information that the Company utilizes when assessing the financial performance of its business and which include the effects of the TeamStaff acquisition in November 2003 and the EPIX acquisition in March 2004:

	For the Years Ended December 31,

	2004	2003	% Change

Statistical Data:
Client employees at period end	129,876	106,452	22.0%
Clients at period end(1)	8,539	7,723	10.6%
Average number of client employees at period end/clients at period end	15.21	13.78	10.4%
Average number of client employees paid by month(2)	119,857	87,819	36.5%
Average wage per average number of client employees paid by month	$35,953	$33,569	7.1%
Professional service fees per average number of client employees paid by month	$1,125	$1,109	1.4%
Gross profit per average number of client employees paid by month	$1,496	$1,318	13.5%
Operating expense excluding depreciation and amortization per average number of client employees paid by month	$948	$988	(4.0)%
Operating income per average number of client employees paid by month	$430	$246	74.8%

(1)	Clients measured by individual client FEIN.

(2)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month in the year divided by 12 months. All other statistical information above is based upon actual year-to-date amounts divided by the average number of client employees paid by month.
      The Company believes that the primary risks to its ability to increase the overall number of client employees serviced are: (i) the amount of time required for sales personnel to begin to acquire new client employees may be longer than anticipated; (ii) the current client employee retention levels may decrease if clients decide to use alternative providers to service their human resource outsourcing needs; (iii) other human resource outsourcing client employee portfolios may not be available for acquisition due to price or quality of the portfolios; (iv) the Company (under its co-employed service option) may not be able to continue to provide insurance-related products of a quality to acquire new client employees and to retain current client employees; (v) the time to achieve acceptance by prospective clients of the Company’s new business model may be longer than anticipated and (vi) the inexperience of much of its sales force.
Acquisitions
      EPIX Acquisition. On March 26, 2004, the Company acquired the human resource outsourcing client portfolio of EPIX and certain of its subsidiaries. The transaction was accomplished by an assignment from EPIX (and its subsidiaries) to the Company of all of its client service agreements, which covered approximately 2,000 clients and approximately 30,000 client employees. See further information at “Item 1. Business — Significant Transactions in 2004” and Note 8 to the Consolidated Financial Statements.
      TeamStaff Acquisition. On November 17, 2003, the Company acquired the human resource outsourcing client portfolio of TeamStaff, Inc. together with certain other assets. The TeamStaff acquisition was accomplished through an assignment by TeamStaff (and its subsidiaries) to the Company of all of its client service agreements, which covered approximately 1,500 clients and approximately 16,000 client employees. See further information in Note 8 to the Consolidated Financial Statements.

Revenues
      The gross billings that the Company charges its clients under its professional services agreement include each client employee’s gross wages, a consolidated service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s consolidated service fee, which is primarily computed on a percentage of payroll basis, is intended to yield a profit to the Company and to cover the costs of the human resource outsourcing services provided by the Company to the client, certain employment-related taxes and workers’ compensation insurance coverage. The professional service fee component of the consolidated service fee related to human resource outsourcing varies according to a number of factors, such as the size and the location of the client. The component of the consolidated service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll provided to the client. The Company’s long-term profitability is largely dependent upon the Company’s success in generating professional service fees by providing value to its clients.
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
      The Company reports revenues from consolidated service fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for professional service fees, and, to the extent applicable, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees. The Company reports revenues on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. The Company reports revenues on a net basis for the amount billed to clients for client employee salaries, wages and certain payroll-related taxes less amounts paid to client employees and taxing authorities for these salaries, wages and taxes.
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
      The Company offers its medical benefit plans through partnerships with premier health care companies. See “Item 1. Business — Vendor Relationships — Employee Benefit Plans.” These companies have extensive provider networks and strong reputations in the markets in which the Company operates. The Company seeks to manage its health and welfare benefit plan costs through appropriately designed benefit plans that encourage client employee participation and efficient risk pooling.
      Substantially all of the Company’s client employees are covered under the Company’s workers’ compensation program with AIG, which was effective January 1, 2003. Under this program, workers’ compensation costs for the year are based on premiums paid to AIG for the current year coverage, estimated total costs of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the program, the return on investment premium dollars paid as part of the program and the discount rate used in determining the present value of future payments to be made under the program. Additionally, any revisions to the estimates of the prior year loss sensitive programs are recognized in the current year. In states where private insurance is not permitted, client employees are covered by state insurance funds. Premiums paid to state insurance funds are expensed as incurred.
      On an annual basis, the Company reviews the current and prior year claims information with its independent actuary. The current accrual rate and overall workers compensation reserves may be adjusted based on current and historical loss trends, fluctuations in the administrative costs associated with the program, actual returns on investment earned with respect to premium dollars paid and changes in the discount rate used to determine the present value of future payments to be made under the program. The final costs of coverage will be determined by the actual claims experience over time as claims close, by the final administrative costs of the program and by the final return on investment earned with respect to premium dollars paid. See “Item 1. Business — Vendor Relationships — Workers’ Compensation.”
      The Company manages its workers’ compensation costs through the use of carriers who efficiently manage claims administration and the Company’s internal risk assessment and client risk management programs.
      State unemployment taxes are generally paid as a percentage of payroll costs and expensed as incurred. Rates vary from state to state and are based upon the employer’s claims history. The Company actively manages its state unemployment taxes in the following ways:

•	The Company’s Claims Administration Department actively reviews unemployment claims, and if warranted, contests claims it believes are improper.

•	Many states allow the Company to avoid unemployment tax rate increases through the use of voluntary contributions.

•	Where allowed, the Company uses multiple state accounts for the classification of our workers.

•	In certain states, the Company elects to report under our clients’ rates.

•	The Company utilizes state successorship rules for its acquisitions of client portfolios of other companies.
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
RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

Revenues
      The following table presents certain information related to the Company’s revenues for the years ended December 31, 2004 (“2004”) and December 31, 2003 (“2003”):

	December 31,	December 31,
	2004	2003	% Change

	(In thousands,
	except statistical data)
Revenues:
Professional service fees	$134,781	$97,376	38.4%
Employee health and welfare benefits	314,494	214,701	46.5%
Workers’ compensation	117,669	104,225	12.9%
State unemployment taxes and other	18,537	9,525	94.6%

Total revenues	$585,481	$425,827	37.5%

Statistical data:
Gross salaries and wages (in thousands)	$4,309,260	$2,948,005	46.2%
Average number of client employees paid by month(1)	119,857	87,819	36.5%
Average wage per average number of client employees paid by month	$35,953	$33,569	7.1%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages(2)	$2.88	$3.70	(22.2)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages(2),(3)	$3.50	$4.27	(18.0)%
Professional service fees per average number of client employees paid by month	$1,125	$1,109	1.4%
Client employee health benefits plan participation	38%	36%	5.6%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	Manual premium rate data is derived from tables of AIG in effect for 2004 and 2003, respectively.
      For 2004, revenues increased 37.5% to $585.5 million, from $425.8 million for 2003. Revenue growth was primarily a result of the EPIX and TeamStaff acquisitions. Also contributing to the growth were increases in the charges for professional service fees, as part of the Company’s strategy to emphasize the human resource consulting services that it provides to its clients, and increases in fees for providing workers’ compensation insurance and health and welfare benefits for client employees.
      As of December 31, 2004, the Company served approximately 8,500 clients as measured by each client’s FEIN, with approximately 130,000 active client employees. This compares to over 7,500 clients as measured by each client’s FEIN, with approximately 106,000 active client employees at December 31, 2003. The change in client employees is a function of client employees added through acquisitions and organic growth, less attrition, plus the net changes due to the hiring and termination of employees by existing clients.
      The average number of paid client employees was 119,857 for 2004, as compared to 87,819 for 2003, representing a increase of 36.5%. The increase was primarily a result of the EPIX and TeamStaff acquisitions, which accounted for approximately 33,000 additional average paid employees in 2004.
      The average wage of paid client employees for 2004 increased 7.1% to $35,953, from $33,569 for 2003. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.
      Revenues for professional service fees increased 38.4% to $134.8 million in 2004, from $97.4 million in 2003, primarily due to the EPIX and TeamStaff acquisitions. In addition, there was an increase in professional service fees per employee of 1.4%, from $1,109 in 2003 to $1,125 in 2004. Such service fee increases per employee were attributable to both current and new client employees.
      Revenues for providing health and welfare benefits plans in 2004 were $314.5 million as compared to $214.7 million in 2003, representing an increase of 46.5%. Health and welfare benefit plan charges primarily increased as a result of the effects of the EPIX and TeamStaff acquisitions. Additionally, health and welfare benefit plan charges increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s goal to pass along all insurance-related cost increases.
      Revenues for providing workers’ compensation insurance coverage increased 12.9% to $117.7 million in 2004, from $104.2 million in 2003. Workers’ compensation billings, as a percentage of workers’ compensation wages for 2004, were 2.88% as compared to 3.70% for 2003, representing a decrease of 22.2%. Workers’ compensation charges increased in 2004 primarily due to the EPIX and TeamStaff acquisitions and were partially offset by a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates.
      The manual premium rate for workers’ compensation applicable to the Company’s clients decreased 18.0% during 2004 as compared to 2003. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates reflects the continued transition in the workers’ compensation insurance risk profile of the Company’s clients.
      Revenues from state unemployment taxes and other revenues increased 94.6% to $18.5 million in 2004 from $9.5 million in 2003. The increase was primarily due to the EPIX and TeamStaff acquisitions.

Cost of Services
      The following table presents certain information related to the Company’s cost of services for 2004 and 2003:

	December 31,		December 31,
	2004		2003		% Change

	(In thousands, except
	statistical data)
Cost of services:
Employee health and welfare benefits	$307,662		$212,081		45.1%
Workers’ compensation	77,806		90,305		(13.8)%
State unemployment taxes and other	20,672		7,723		167.7%

Total cost of services	$406,140		$310,109		31.0%

Statistical data:
Gross salaries and wages (in thousands)	$4,309,260		$2,948,005		46.2%
Average number of client employees paid by month(1)	119,857		87,819		36.5%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages(2)	$1.91		$3.20		(40.3)%
Number of workers’ compensation claims(3)	6,489		5,765		12.6%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages(2)	1.59	x	2.00	x	(20.5)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective year and does not include claims with respect to a specific policy year that are reported subsequent to the end of such year. For information regarding claims reported after the end of each respective year, see the first table set forth in “Critical Accounting Estimates.”
      Cost of services that include the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs were $406.1 million for 2004, compared to $310.1 million for 2003, representing an increase of $96.0 million, or 31.0%. This increase was primarily due to the effects of the EPIX and TeamStaff acquisitions.
      The cost of providing health and welfare benefit plans to client employees for 2004 was $307.7 million as compared to $212.1 million for 2003, representing an increase of 45.1%. This increase was primarily attributable to the effects of the EPIX and TeamStaff acquisitions and partially offset by favorable claims experience related to the BCBSFL plan.
      Workers’ compensation costs were $77.8 million for 2004, as compared to $90.3 million for 2003, representing a decrease of $12.5 million or 13.8%. Workers’ compensation costs decreased due to the net effect of an overall reduction in workers’ compensation costs and an increase as a result of the EPIX and TeamStaff acquisitions. The decrease in overall workers’ compensation costs is due to the following factors: (i) the elimination of the aggregate stop loss coverage under the 2004 AIG workers’ compensation insurance program; (ii) a decrease in premium expense relating to the individual stop loss coverage as a result of reinsuring the $1 million to $2 million deductible per occurrence layer with Munich American Reassurance Company; (iii) a decrease in general premiums and taxes associated with manual premium rate decreases in Florida; (iv) a higher investment return on a higher premium amount with AIG associated with claims below the $2 million per occurrence deductible; (v) improved workers compensation claim metrics in 2004; (vi) a reduction in the overall loss estimates for the 2000-2003 program years. (vii) a reduction in policy administrative expenses associated with the 2000-2002 program years as a result of the purchase of additional insurance for these program years from AIG; and (viii) an increase in the weighted average discount rate used to calculate the present value of future claim liabilities from 2.50% at December 31, 2003 to 2.83% at December 31, 2004.
      State unemployment taxes and other costs were $20.7 million for 2004, compared to $7.7 million for 2003, representing an increase of $13.0 million or 167.7%. The increase primarily relates to the effects of the EPIX and TeamStaff acquisitions as well as higher state unemployment tax rates beginning January 1, 2004.
Operating Expenses
      The following table presents certain information related to the Company’s operating expenses for 2004 and 2003:

	December 31,	December 31,
	2004	2003	% Change

	(In thousands, except
	statistical data)
Operating expenses:
Salaries, wages and commissions	$71,803	$55,287	29.9%
Other general and administrative	41,809	31,476	32.8%
Depreciation and amortization	14,168	7,370	92.2%

Total operating expenses	$127,780	$94,133	35.7%

Statistical data:
Internal employees at year end	993	954	4.1%
      Total operating expenses were $127.8 million for 2004 as compared to $94.1 million for 2003, representing an increase of $33.7 million, or 35.7%.
      Salaries, wages and commissions were $71.8 million for 2004 as compared to $55.3 million for 2003, representing an increase of $16.5 million, or 29.9%. The increase is primarily a result of increased headcount related to a sales force expansion throughout 2003 and an increase in headcount related to the EPIX acquisition in 2004 and the TeamStaff acquisition in 2003.
      Other general and administrative expenses were $41.8 million for 2004 as compared to $31.5 million in 2003, representing an increase of $10.3 million, or 32.8%. This increase is primarily a result of increased costs associated with the EPIX and TeamStaff acquisitions, including an increase in postage and delivery fees related to the additional client employees acquired, and an increase in rent expense and associated utilities for additional service branches opened throughout 2003.
      Depreciation and amortization expenses were $14.2 million for 2004 compared to $7.4 million for 2003. The increase is primarily attributable to the amortization of the intangible assets associated with the EPIX and TeamStaff acquisitions.
Income Taxes
      Income taxes were $17.7 million for 2004 compared to $7.6 million for 2003. The increase is primarily due to an increase in taxable income in 2004 compared to 2003. The Company’s effective tax rates for 2004 and 2003 were 33.8% and 33.0%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.
Net Income and Diluted Earnings Per Share
      As a result of the factors described above, net income increased 124.9% to $34.6 million for 2004 compared to $15.4 million for 2003. Net income per common share on 27.8 million diluted shares was $1.24 for 2004 excluding the impact of the non-recurring, non-cash charge related to the Preferred Stock conversion, the accretion of redemption value of Preferred Stock prior to conversion, and the related Preferred Stock dividends, as compared to diluted earnings per share of $0.62 for 2003 on 24.6 million diluted shares. Including the impact of the Preferred Stock items, diluted earnings per share on 25.7 million shares was $0.18 for 2004. See the reconciliation of the pro forma information to GAAP information under “Non-GAAP Financial Information.”

Preferred Stock Conversion and Accounting Treatment
      On May 19, 2004, in connection with the secondary offering of common stock, the holders of the Preferred Stock converted 100% of their holdings of Preferred Stock into the Company’s common stock. The conversion price was $5.44 per share and resulted in the issuance of 5,514,705 shares of the Company’s common stock.
      In connection with the original issuance of the Preferred Stock on June 6, 2003, the Company recorded the Preferred Stock at its fair value on the date of issuance of approximately $30.0 million less issuance costs of $2.3 million, and less an allocation of $27.3 million to a beneficial conversion feature. The beneficial conversion feature resulted from the conversion feature of the Preferred Stock that was in-the-money on the date of issuance attributable to the increase in the market price of the Company’s common stock during the period from the date on which the conversion price was fixed (approximating market price at that time) and the date on which the Preferred Stock was issued, following shareholder approval. The beneficial conversion feature was calculated as the difference between the market price and the conversion price on the date of issuance, multiplied by the number of shares of common stock into which the Preferred Stock was convertible. The beneficial conversion amount was recorded as a reduction of the carrying value of the Preferred Stock and an increase to additional paid-in-capital. The difference between the aggregate liquidation value of $30.0 million and the initial balance of $0.4 million recorded in the Series A Preferred Stock account on the Company’s balance sheet, as a result of the beneficial conversion feature and the cost of issuance, was being amortized over the periods from the date of issuance to the respective demand redemption dates for each 10,000 share tranche, utilizing the interest method.
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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues
      The following table presents certain information related to the Company’s revenues for the years ended December 31, 2003 (“2003”) and December 31, 2002 (“2002”):

	December 31,	December 31,
	2003	2002	% Change

	(In thousands, except
	statistical data)
Revenues:
Professional service fees	$97,376	$89,563	8.7%
Employee health and welfare benefits	214,701	180,203	19.1%
Workers’ compensation	104,225	95,977	8.6%
State unemployment taxes and other	9,525	8,911	6.9%

Total revenues	$425,827	$374,654	13.7%

Statistical data:
Gross salaries and wages (in thousands)	$2,948,005	$2,894,919	1.8%
Average number of client employees paid by month(1)	87,819	96,741	(9.2)%
Average wage per average number of client employees paid by month	$33,569	$29,924	12.2%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages	$3.70	$3.41	8.5%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages(2)	$4.27	$4.67	(8.6)%
Professional service fees per average number of client employees paid by month	$1,109	$926	19.8%
Client employee health benefits participation	36%	36%	—

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Manual premium rate data is derived from tables of AIG in effect for 2003.
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
      As of December 31, 2003, the Company served over 7,500 clients as measured by each client’s FEIN with approximately 106,000 active client employees as compared to 6,624 clients as measured by each client’s FEIN and approximately 99,408 active client employees as of December 31, 2002.
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

      Revenues for professional service fees increased 8.7% to $97.4 million in 2003, from $89.6 million in 2002, as a result of increases in professional service fees per employee of 19.8%, from $926 in 2002 to $1,109 in 2003. Such service fee increases per employee were attributable to both current and new client employees. In addition, professional service fees for 2003 were higher by $1.4 million as a result of the TeamStaff acquisition, even though the per client employee average professional service fees payable by the former TeamStaff clients were lower on an annualized basis than the Company’s per client employee average professional service fees.
      Revenues for providing health and welfare benefits plans in 2003 were $214.7 million as compared to $180.2 million in 2002, representing an increase of 19.1%. Health and welfare benefit plan charges primarily increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.
      Revenues for providing workers’ compensation insurance coverage increased 8.6% to $104.2 million in 2003, from $96.0 million in 2002. Workers’ compensation billings, as a percentage of client workers’ compensation wages for 2003, were 3.70% as compared to 3.41% for 2002, representing an increase of 8.5%. Workers’ compensation charges increased in 2003 primarily due to billing increases for Florida clients as well as the TeamStaff acquisition that added $1.9 million of workers’ compensation billings.
      The manual premium rate for workers’ compensation applicable to the Company’s clients decreased 8.6% during 2003 as compared to 2002 from $4.67 in 2002 to $4.27 in 2003. The decrease in the Company’s manual premium rates reflects the change in the workers’ compensation insurance risk profile of the Company’s clients, however, the Company’s billings for providing workers’ compensation insurance to client employees have increased over the same period. This reflects the Company’s approach to price its insurance products competitively and at market rates.
      Revenues from state unemployment taxes and other revenues increased 6.9% to $9.5 million in 2003 from $8.9 million in 2002. The increase was due to the net effect of an increase in other revenues of $0.8 million and a decrease in state unemployment taxes of $0.2 million primarily a result of the reduction in the number of client employees.
Cost of Services
      The following table presents certain information related to the Company’s cost of services for 2003 and 2002:

	December 31,		December 31,		%
	2003		2002		Change

	(In thousands, except
	statistical data)
Cost of services:
Employee health and welfare benefits	$212,081		$190,030		11.6%
Workers’ compensation	90,305		87,991		2.6%
State unemployment taxes and other	7,723		6,109		26.4%

Total cost of services	$310,109		$284,130		9.1%

Statistical data:
Gross salaries and wages (in thousands)	$2,948,005		$2,894,919		1.8%
Average number of client employees paid by month(1)	87,819		96,741		(9.2)%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages	$3.20		$3.13		2.2%
Number of workers’ compensation claims(2)	5,765		7,701		(25.1)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages	2.00	x	2.74	x	(27.0)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective year and does not include claims with respect to a specific policy year that are reported subsequent to the end of such year. For information regarding claims reported after the end of each respective year, see the first table set forth in “Critical Accounting Estimates.”
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
      The cost of providing health and welfare benefit plans to clients employees was $212.1 million for 2003 as compared to $190.0 million for 2002, representing an increase of 11.6%. This increase was primarily attributable to higher costs associated with providing health insurance. For 2003, there was no aggregate health benefit plan subsidy as compared to an aggregate health benefit plan subsidy of $9.5 million in 2002.
      Workers’ compensation costs were $90.3 million for 2003, as compared to $88.0 million for 2002, representing an increase of $2.3 million or 2.6%. Workers’ compensation costs increased in 2003 primarily due to a change in the weighted average discount rate used to calculate the prior year workers’ compensation liability from 4.0% at December 31, 2002 to 2.5% at December 31, 2003. The change in the discount rate was made as a result of the downward movement of the interest rate environment.
      After consideration of the effect on workers’ compensation expense of the change in the discount rate, overall workers’ compensation costs in 2003 were comparable to workers’ compensation cost in 2002 despite the favorable claims metrics in 2003. A reduction in the estimate of the total cost related to 2003 claims incurred as compared to the original estimate of the total cost related to 2002 claims incurred (from $76.2 million for the 2002 policy year to $65.0 million for the 2003 policy year) was offset by an increase in the premium and administrative costs related to the workers’ compensation insurance program. The reduction in the estimate of claims costs for 2003 was based upon the independent actuarial review of 5,765 claims for the 2003 plan year as compared to 7,701 for the 2002 plan year.
      State unemployment taxes and other costs were $7.7 million for 2003, compared to $6.1 million for 2002, representing an increase of $1.6 million or 26.4%. The increase primarily relates to an increase in the costs of miscellaneous services to clients resulting from the expansion of the Company’s product offering in 2003.
Operating Expenses
      The following table presents certain information related to the Company’s operating expenses for 2003 and 2002:

	December 31,	December 31,
	2003	2002	% Change

	(In thousands, except
	statistical data)
Operating expenses:
Salaries, wages and commissions	$55,287	$52,341	5.6%
Other general and administrative	31,476	25,091	25.4%
Depreciation and amortization	7,370	8,116	(9.2)%

Total operating expenses	$94,133	$85,548	10.0%

Statistical Data:
Internal employees at year end	954	901	5.9%
      Total operating expenses were $94.1 million for 2003 as compared to $85.5 million for 2002, representing an increase of $8.6 million, or 10.0%.

      Salaries, wages and commissions were $55.3 million for 2003 as compared to $52.3 million for 2002, representing an increase of $3.0 million, or 5.6%. The increase is a primarily a result of higher bonus expense of $2.3 million during 2003 and the addition of approximately 70 internal employees ($0.5 million of payroll-related costs) as part of the TeamStaff acquisition.
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
Income Taxes
      Income taxes were $7.6 million for 2003 compared to $2.4 million for 2002 representing an increase of $5.2 million or 222.5%. The increase is primarily due to an increase in taxable income in 2003 compared to 2002. The Company’s effective tax rates for 2003 and 2002 were 33.0% and 33.2%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.
LIQUIDITY AND CASH FLOWS

Cash Flow

General
      The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion of its human resource outsourcing portfolio through acquisitions, collateralization requirements for insurance coverage, possible acquisitions of businesses complimentary to the business of Company, and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to obtain additional capital from either private or public sources.
      On May 19, 2004, the Company completed its secondary public offering of 1,750,000 shares of its common stock for $21.75 per share, less underwriting discounts and commissions of $1.305 per share. Net proceeds to the Company from the offering totaled approximately $34.7 million (net of $1.1 million of issuance costs). A portion of the net proceeds from the offering totaling $20.0 million was used to repay outstanding borrowings under the Company’s credit agreement with Bank of America, N.A. used to partially fund the EPIX acquisition. The remainder of the net proceeds will be used for working capital and general corporate purposes.
      On March 26, 2004, the Company entered into an unsecured credit agreement with Bank of America, N.A. The credit agreement was amended on September 22, 2004 to allow the Company to repurchase shares of its capital stock under certain conditions and to revise certain financial covenants (as amended, the “Credit Agreement”). Certain of the Company’s subsidiaries named in the Credit Agreement have guaranteed the obligations under the Credit Agreement. The Credit Agreement provides for revolving borrowings in an amount not to exceed $35.0 million and has a term of three years. Loan advances bear interest at a rate equal to an applicable margin (based upon a ratio of total debt to consolidated EBITDA, as defined in the Credit Agreement) plus one of the following indexes: (i) 30-day LIBOR; and (ii) the Bank of America, N.A. prime rate. Up to $7.0 million of the loan commitment can be drawn through letters of credit, with a fee determined by reference to the applicable margin will be charged on the aggregate stated amount of each outstanding letter of credit. A fee of the 50 basis points per annum is charged for any unused portion of the loan commitment.

      The Credit Agreement includes certain financial maintenance requirements and affirmative and negative covenants, including the maintenance of minimum consolidated net worth, minimum consolidated EBITDA, a minimum fixed charge coverage ratio and a maximum ratio of consolidated funded indebtedness to consolidated EBITDA. The covenants in the Credit Agreement also restrict, among other things, the Company’s ability to: incur liens; make certain investments; incur additional indebtedness; engage in certain fundamental corporate transactions; dispose of property; or make certain restricted payments. The Credit Agreement contains customary events of default and allows the bank to accelerate amounts outstanding under the Credit Agreement upon the occurrence of certain events of default. The Company was in compliance with all such restrictive covenants as of December 31, 2004.
      The Company currently believes that its current cash balances and cash flow from operations will be sufficient to meet its operational requirements for the next 12 months, excluding cash required for acquisitions, if any.
      The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees, accounts payable for capital expenditures, the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; and (iv) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on elected coverage levels by the client and the client employees. Included in the Company’s billings during 2004 were salaries, wages and payroll taxes of client employees of $4,607.2 million. The billings to clients are managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of the Company’s professional services agreement, the Company is obligated to make certain wage, tax and regulatory payments. Therefore, an objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client. To the extent this objective is not achieved, short-term cash requirements can be significant. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

Restricted Cash
      The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverage. The Company uses its certificates of deposits and marketable securities to collateralize these obligations as more fully described below. Certificates of deposits and marketable securities used to collateralize these obligations are designated as restricted in the Company’s financial statements.
      At December 31, 2004, the Company had $59.4 million in total cash and cash equivalents, restricted certificates of deposits and restricted marketable securities, of which $40.8 million was unrestricted. At December 31, 2004, the Company had pledged $18.6 million of restricted certificates of deposit and restricted marketable securities, with original maturities of less than one year, as collateral for certain standby letters of credit, in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans, and in a rabbi trust in connection with a deferred compensation plan assumed in the EPIX acquisition as follows:

	December 31,	December 31,
	2004	2003

	(In thousands)
Certificates of deposit — restricted:
BCBSFL standby letter of credit	$6,000	$6,000
Other	33	32

Total certificates of deposit — restricted	6,033	6,032

Short-term marketable securities — restricted:
General insurance collateral obligations — AIG	4,168	2,635
Workers’ compensation collateral — CNA	—	79,136
Escrow for TeamStaff acquisition	—	2,500

Total short-term marketable securities — restricted	4,168	84,271

Long-term marketable securities restricted:
Workers’ compensation collateral — AIG	3,488	17,023
Rabbi trust	4,947	—

Total long-term marketable securities — restricted	8,435	17,023

Total restricted assets	$18,636	$107,326

      The amount of collateral required to be provided to BCBSFL may increase based in part on the increase in plan participation and the requirement by BCBSFL to increase the Company’s collateralized obligations from one month’s estimate of claims payment to two months. The Company was not required to collateralize the Aetna program for 2004 and 2003.
      In connection with the finalization of the agreements with AIG and CNA related to the Company’s 2000, 2001 and 2002 workers’ compensation insurance programs with CNA (see “Item 1. Business Vendor Relationships — Workers’ Compensation”), CNA released to the Company restricted marketable securities of approximately $76.5 million previously pledged to CNA as collateral and premium payments and deposits approximating $24.7 million previously paid to CNA.
      During the third quarter of 2004, AIG released to the Company approximately $13.6 million of restricted collateral held in connection with the workers’ compensation program. The collateral release was made in lieu of a premium refund due the Company as a result of the premium audit and annual loss provision adjustment for the 2003 program year.
      As of December 31, 2004, the Company recorded a $112.7 million receivable from AIG representing premium payments made to AIG during 2004 and 2003 in excess of the present value of the estimated claims liability. This receivable represents a significant concentration of credit risk for the Company.
      The Company does not anticipate any additional collateral obligations to be required in 2005 for its workers’ compensation arrangements.

Cash Flows from Operating Activities
      At December 31, 2004, the Company had net working capital of $23.3 million, including restricted funds classified as short-term of $10.2 million, as compared to $90.1 million in net working capital as of December 31, 2003, including $90.3 million of restricted funds classified as short-term. The decrease in working capital is primarily due to the release by CNA of restricted collateral which was used to fund the purchase of additional workers’ compensation insurance from AIG for the 2000-2002 program years.

      Net cash used in operating activities was $84.4 million for the year ended December 31, 2004 as compared to net cash provided by operating activities of $21.8 million for the year ended December 31, 2003, representing a decrease of $106.2 million. The overall decrease in cash is primarily attributable to premium payments to AIG in excess of projected claim liabilities associated with the 2000 through 2002 and 2004 workers’ compensation programs. This reduction in cash was partially offset by the increase in net income during 2004 and other smaller changes in working capital items.
      If current workers’ compensation trends continue, the Company expects to receive approximately $33.4 million from AIG during the third quarter of 2005 as a return of premium from AIG in connection with the annual premium adjustment related to the 2003 and 2004 programs years. Additional releases of premium by AIG are also anticipated in future years if such trends continue. The Company believes that it has provided to AIG a sufficient amount of cash to cover its short-term and long-term worker’s compensation obligations related to open policy years.

Cash Flows from Investing Activities
      Cash provided by investing activities for the year ended December 31, 2004 of $48.4 million, primarily relates to the sale of approximately $76.5 million of restricted marketable securities which were used to fund the purchase of additional insurance from AIG related to the 2000-2002 program years and the release by AIG of approximately $13.6 million of collateral held in connection with the Company’s workers’ compensation program. These amounts were partially offset by funds used for the EPIX acquisition ($38.3 million, including direct acquisition costs of $2.3 million), the payment of $2.3 million to TeamStaff pursuant to the final settlement of the TeamStaff acquisition contingent purchase price and capital expenditures of $4.6 million related primarily to information technology. The Company plans to spend approximately $2.7 million on capital expenditures (primarily technology-related) during 2005. Capital expenditures are expected to be funded through operations and/or leasing arrangements.

Cash Flows from Financing Activities
      Cash provided by financing activities for the year ended December 31, 2004, of $32.1 million, was primarily a result of the completion of the secondary public offering of 1,750,000 shares of the Company’s common stock at $21.75 per share, less underwriting discounts and commissions, of $1.305 per share. Net proceeds to the Company from the offering totaled approximately $34.7 million, (net of $1.1 million of issuance costs) of which $20.0 million was used to repay outstanding borrowings under the Bank of America, N.A. credit agreement.
      Additionally, the Company received approximately $3.6 million from directors, officers and employees of the Company upon the exercise of options to purchase 892,038 shares of common stock and the purchase of 27,777 shares of common stock under the Company’s Employee Stock Purchase Plan.
      The Company paid dividends to the holders of its common stock and Preferred Stock of approximately $6.0 million during 2004.
Inflation
      The Company believes that inflation in salaries and wages of client employees has a positive impact on its results of operations as certain amounts of the professional service fees earned from clients is proportional to such changes in salaries and wages.

Commitments and Contractual Obligations
      Off-Balance Sheet Arrangements — The Company does not have any off-balance sheet arrangements.
      Table Of Contractual Arrangements — The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2004 and the effect they are expected to have on its liquidity and capital resources (in thousands):

Payment Due by Period

Contractual		Less than			More than
Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt obligations	None	None	None	None	None
Capital lease obligations	None	None	None	None	None
Operating lease obligations	$15,314	$6,131	$6,037	$3,146	None
Purchase obligations	None	None	None	None	None
Other	None	None	None	None	None

Total	$15,314	$6,131	$6,037	$3,146	None

CRITICAL ACCOUNTING ESTIMATES
      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. The accounting estimates described below are those that the Company considers critical in preparing its financial statements because they are particularly dependent on estimates and assumptions made by management that are uncertain at the time the accounting estimates are made. While management has used its best estimates based upon facts and circumstances available at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates used are reasonably likely to occur from period to period, which may have a material impact on the presentation of the Company’s financial condition and results of operations. Management periodically reviews the estimates and assumptions and reflects the effects of revisions in the period they are determined to be necessary. Management has reviewed the critical accounting estimates with the Audit Committee of the Company’s Board of Directors. The descriptions below are summarized and have been simplified for clarity. A detailed description of the significant accounting policies used by the Company in preparing its financial statements is included in Note 1 to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.
Workers’ Compensation Receivable/ Reserves
      For a description of the Company’s workers’ compensation program see “Item 1. Business — Vendor Relationships — Workers’ Compensation.”
      Workers’ compensation claim payments related to an individual policy year may extend over many years following the date of the worksite injury. Volatility in the dollar amount of workers’ compensation costs arises when the number of accidents and the severity of such accidents cannot be easily projected, thus resulting in a wide range of possible expected dollar losses for an insurance policy year. Such volatility in the projection of expected dollar losses caused by the number of claims and the severity of such claims is more likely to be associated with industries that have a high- risk level associated with them.
      At least annually, the Company obtains an independent actuarially-determined calculation of the estimated costs of claims incurred based on the Company’s current and historical loss development trends, which is used in the Company’s development of overall loss estimates related to each open policy year. The estimated costs of the claims calculated may be revised each year by the Company and its independent actuary based on developments relating to the actual claims incurred and other factors deemed relevant by the

Company and its actuary. A significant amount of judgment is used in this estimation process by both the independent actuary and the Company.
      The Company’s consolidated financial statements reflect the estimates made by the Company and its independent actuary as well as other factors related to the Company’s workers’ compensation programs within the cost of services on the Company’s consolidated statements of operations and within the workers’ compensation receivable, the accrued insurance premiums, health and workers’ compensation insurance reserves or the long-term accrued workers’ compensation insurance reserves on the Company’s consolidated balance sheets. To the extent that the premium payments to the carriers and the related accrued interest for the first $1.0 million per occurrence of claims less claim payments made is greater than (less than) the present value of the remaining claim liability estimate accrued to date, a receivable (liability) is recorded. If the actual cost of the claims incurred is higher than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could increase. If the actual cost of the claims incurred is lower than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could decrease.
      Such increase or decrease to the accrual rate is reflected in the accounting period for which the change in the amount of workers’ compensation claims is estimated. Due to the considerable variability in the estimate of the amount of workers’ compensation claims, adjustments to workers’ compensation costs are sometimes significant. For example, a 1% change in overall claims loss estimate for claims under the $1.0 million deductible level with no other changes in assumptions would have impacted the net present value of the claims liability and workers’ compensation cost as of December 31, 2004 by approximately $3.3 million.
      The workers’ compensation receivable (payable) is also affected by the change in the discount rate used to calculate the present value of the remaining claim liability. Fluctuations in the interest rate environment influence the selection of the discount rate. Increases in the discount rate result in a decrease in the net present value of the liability while decreases in the discount rate result in an increase in the net present value of the liability. For example a 1% change in the discount rate used to calculate the net present value of the claims liability at December 31, 2004 with no other changes in assumptions would have impacted the net present value of the claims liability and workers’ compensation cost as of December 31, 2004 by approximately $5.4 million.
      During the fourth quarter of 2004, the Company, in conjunction with its annual actuarial calculation of estimated costs of claims, further revised its previous loss estimates for program years 2000-2004 in recognition of the continued favorable claims maturation trends, which resulted in a $5.4 million favorable adjustment ($3.6 million net of tax) to costs of services and workers’ compensation receivable.

      The following loss reserve development table illustrates the change over time of reserves established for workers’ compensation claims for each of the open policy years. This table excludes the 2000 program year for the Texas Workers’ Compensation Insurance Fund, which was a guaranteed cost program under which all of the claims were paid by the insurance company without any deductible payment by the Company. The second section, reading down, shows the number of claims reported. The third section, reading down, shows the number of open claims as of the end of each successive year. The fourth section, reading down, shows the amount of open case reserves as of the end of each successive year. The fifth section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The last section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of the Company’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The loss reserve development table for workers’ compensation claims is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior plan years.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Originally reported reserves for unpaid claims and claims expenses limited to $1.0 million per occurrence	$73,000	$65,000	$76,200	$103,000	$109,000
Number of claims reported as of:
End of initial year	6,489	5,765	7,701	10,195	11,888
One year later	—	5,916	7,856	10,475	12,088
Two years later	—	—	7,873	10,495	12,114
Three years later	—	—	—	10,500	12,118
Four years later	—	—	—	—	12,119
Number of open claims reported as of:
End of initial year	2,045	1,604	1,632	2,632	3,077
One year later	—	333	462	791	965
Two years later	—	—	251	286	532
Three years later	—	—	—	156	148
Four years later	—	—	—	—	93
Insurance carrier open case reserve amount as of:
End of initial year	$15,339	$12,444	$15,272	$23,087	$22,315
One year later	—	$9,253	$11,249	$14,086	$16,796
Two years later	—	—	$6,579	$8,223	$12,105
Three years later	—	—	—	$4,814	$5,533
Four years later	—	—	—	—	$5,102

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Cumulative net paid claims by insurance carrier as of:
End of initial year	$13,876	$14,502	$16,859	$21,345	$22,688
One year later	—	$30,790	$38,006	$47,461	$50,524
Two years later	—	—	$50,182	$65,925	$69,251
Three years later	—	—	—	$72,457	$81,033
Four years later	—	—	—	—	$85,241
Undiscounted reserves reestimated as of:
End of initial year	$73,000	$65,000	$76,200	$103,000	$109,000
One year later	—	$63,000	$78,000	$98,000	$109,000
Two years later	—	—	$71,000	$99,000	$108,400
Three years later	—	—	—	$93,000	$105,000
Four years later	—	—	—	—	$104,000
      The following table summarizes the expected undiscounted cash flows related to workers’ compensation claims payments for the open policy years as of December 31, 2004. Policy years 2000 through 2002 have been combined to reflect the additional insurance coverage purchased from AIG during 2004 with respect to these policy years:

	For the Policy Years Ended December 31,

	2004	2003	2000-2002

	(In thousands)
Actual premium/collateral payments to carriers	$111,402	$85,000	$293,720

Paid claims by insurance carrier	(13,876)	(30,790)	(207,880)
Estimated future claims covered by premium/collateral	(59,124)	(32,210)	(60,120)

Total estimated ultimate claims	(73,000)	(63,000)	(268,000)
Estimated interest on premium/collateral payments earned through December 31, 2004	1,545	2,351	602

Estimated return of premium/collateral (undiscounted)	$39,947	$24,351	$26,322

      The AIG workers’ compensation insurance program provides for a return to the Company of excess premiums paid eighteen months after the beginning of each policy year and annually thereafter. Such adjustment amount is determined by applying a loss development factor to an estimate of the incurred losses based upon actual claims incurred during the policy year and comparing such amount to actual premiums paid for the policy year. The Company expects to receive approximately $33.4 million of returned premium during the third quarter of 2005 relative to the AIG policy years 2004 and 2003. All other estimated premium/collateral return is expected to be long-term. The first return, if any, from AIG for the policy relating to the 2000, 2001 and 2002 program years will occur June 30, 2007.
     Intangible Assets
      The Company has recorded significant intangible assets as a result of the EPIX and TeamStaff acquisitions. The intangible assets related to the client service agreements acquired were valued by a third party, considered to have a finite life, and are being amortized over a 5 year period based upon the estimated rate of client attrition. The original estimate of client attrition was based upon the previous experience of the Company. The Company reviews the remaining life of the intangible assets periodically and reviews for impairment if events and circumstances warrant. Changes to the estimated useful life, if any, may result in an increase in amortization expense that may be significant.

Medical Benefit Plan Liabilities
      The Company provides medical benefit plans to its client employees through several medical benefits plan providers under a minimum premium plan with BCBSFL, a retrospective premium plan with Aetna for the Aetna PPO plan and guarantee cost contracts for all other plans.
      With respect to the medical benefit plans with BCBSFL, the Company establishes medical benefit plan liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported. These reserves and the related health benefit plan subsidy are developed on an annual basis by an independent actuary using actuarial principles and assumptions which consider a number of factors, including paid claims, claim development factors, plan enrollment, medical trend and the potential variability (margin) in these factors.
      The Aetna PPO medical benefit plan is a retrospective funding arrangement under which the plan is subject to additional premium if actual claims are greater than projected at the inception of the policy year. The maximum recall percentage in any one year is 7.5%. Amounts above 7.5%, if any, are subject to carryforward into future policy years.
      For each period, the Company estimates the relevant factors, based primarily on historical data and uses this information to determine the assumptions underlying the reserve calculations. An extensive degree of judgment is used in this estimation process. Due to the considerable variability of health care costs, adjustments to health reserves are sometimes significant. For example, an increase (decrease) in the margin factor used to calculate claims incurred but not reported by 1% at December 31,2004 would have resulted in an increase (decrease) in the incurred but not reported claim reserve of approximately $1.0 million.
      During the fourth quarter of 2004, the Company, in conjunction with its annual actuarial calculation of incurred but not reported claims, recorded a favorable adjustment of $5.5 million ($3.6 million net of tax) which reduced its cost of services and reserves for incurred but not reported claims.
      The following table provides the amount of the medical benefit plan liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported (in thousands):

	Year Ended
	December 31,

	2004	2003

Incurred but not reported claims	$14,580	$17,302
Other health plan liabilities payable	4,251	2,931

Total medical benefit plan liabilities	$18,831	$20,233

      If the actual amount of the Company’s medical benefit plan liabilities at the end of each period were to increase (decrease) from the estimates used by the Company, then the Company would have an increase in the amount of its future period health benefit subsidy (surplus).
      The Company’s financial statements reflect the estimates made within the cost of services on the Company’s consolidated statement of operations and within the accrued insurance premiums, health and workers’ compensation reserves on the company’s consolidated balance sheet.

State Unemployment Taxes
      The Company records state unemployment tax expense based upon taxable wages and tax rates as determined by each state. State unemployment rates vary by state and are based, in part, on past claim experience. If the Company’s claim experience increases, its rates could increase. Additionally, states have the ability to increase unemployment tax rates to cover deficiencies in the state’s unemployment tax fund. As a result our unemployment tax rates have increased over the last several years and are expected to continue to increase. Some states have implemented retroactive rate increases. Such increases cannot always be predicted. Contractual arrangements with the Company’s clients may limit its ability to pass through such rate increases and have a material adverse effect on the Company’s financial position and results of operations.

Allowance for Doubtful Accounts
      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to pay their fees. The Company believes that the success of its business is heavily dependent on its ability to collect these fees for several reasons including the following:

•	the fact that the Company is at risk for the payment of its direct costs and client employee payroll costs regardless of whether the clients pay their fees;

•	the large volume and dollar amount of transactions processed by the Company; and

•	the periodic and recurring nature of payroll, upon which the fees are based.
      The Company has established very tight credit policies and generally requires its clients to pay in advance or simultaneously with the delivery of its payroll. In addition, the Company maintains the right to terminate the professional services agreement and associated client employees or to require prepayment, letters of credit or other collateral upon deterioration of a client’s financial position or upon nonpayment by a client. As a result of the Company’s strict credit policies, customer nonpayments have been historically low as a percentage of revenues. If the financial condition of the Company’s clients were to deteriorate rapidly, resulting in non-payment, the Company’s uncollected accounts receivable could increase rapidly and the Company could be required to provide for additional allowances.

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
NEW ACCOUNTING PRONOUNCEMENTS
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value its options and is currently assessing which model to use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under employee stock purchase plans. In addition to the determination of the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption alternatives. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard is the Company’s third quarter in 2005.
      The Company is evaluating the requirements of SFAS No. 123R and the Company expects that the adoption will have a significant impact on its consolidated results of operations and earnings per share. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-base payments granted in the future. The Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than the current practice of disclosure of the impact on its consolidated net income within the footnotes. The amounts disclosed within the Company’s footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R. Compensation expense calculated under SFAS No. 123R may differ from amounts currently disclosed within the Company’s footnotes based on changes in the fair value of its common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123R the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
      The statements contained in this filing, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of the filing that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company expectations, hopes, beliefs, intentions or strategies regarding the future. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed below:

•	potential liability as a co-employer as a result of acts or omissions by the Company’s clients or client employees;

•	exposure to client credit risk as a result of the Company’s obligation to make certain payments in respect of client employees;

•	unfavorable determinations under certain laws and regulations regarding the Company’s status as an “employer” of client employees;

•	inadequacy of the Company’s insurance-related loss reserves to cover its ultimate liability for losses;

•	unavailability of insurance coverage for workers’ compensation, medical benefits and general liability on financial terms and premium rates acceptable to the Company;

•	significant collateral requirements in respect of the Company’s obligations to its insurance carriers and the potential for those requirements to increase in the future;

•	the Company’s failure to comply with applicable laws and regulations in a complex regulatory environment;

•	inexperience of a large portion of the Company’s sales staff;

•	the Company’s failure to properly manage its growth and to successfully integrate acquired companies, including risks of client attrition and the risks associated with assumed employee benefit plans;

•	risks associated with geographic market concentration;

•	risks associated with expansion into additional states with varying state regulatory requirements;

•	the impact of competition from existing and new businesses offering human resource outsourcing services;

•	the ability of the Company’s clients to terminate their relationship with the Company upon 30 days or less notice;

•	errors or omissions by the Company in performing its services;

•	the Company’s dependency on key personnel and potential difficulties and expenses in the recruitment and retention of key employees;

•	the Company’s inability to attract and retain qualified human resource consultants and sales personnel;

•	risks associated with the Company’s dependency on technology services and third party licenses of technology;

•	the Company’s inability to use the Internet as a means of delivering human resource services;

•	fluctuations in interest rates and the associated effect on the Company’s investments;

•	the Company’s failure to adequately protect its proprietary rights;

•	the Company’s reliance on one financial institution to transfer its payroll funds;

•	the Company’s reliance on a single company to provide its workers’ compensation insurance coverage and the Company’s receivable from such company for all program years;

•	exposure to natural disasters, such as hurricanes and electrical failures, which affect the Company and its clients;

•	risks associated with the interruption of clients’ businesses due to natural disasters, which are potentially increased due to geographic concentration;

•	unproven client acceptance of new business model service offerings; and

•	other factors which are described in further detail in the Company’s Annual Report on this Form 10-K, and in other filings by the Company with the Securities and Exchange Commission.
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
      The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company utilizes U.S. government agency and other corporate debt with fixed rates and maturities of less than one year and money market funds to manage its exposures to interest rates. (See Note 4 to the Consolidated Financial Statements). The Company holds restricted collateral with respect to its insurance programs provided by the member insurance companies of AIG, which are currently invested in money market funds and are therefore not significantly exposed to interest rate risk. If interest rates change, the interest income with respect to these investments would ultimately be affected. The insurance premiums paid to AIG under its workers’ compensation insurance program earn a fixed rate of return and are not subject to market risk from changes in interest rates (See Note 6 to the Consolidated Financial Statements). The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2005, although there can be no assurances that interest rates will not change.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information required by this Item 8 is contained in a separate section of this Annual Report on Form 10-K. See “Index to Consolidated Financial Statements and Financial Statement Schedule.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, which have been designed to permit the Company to effectively identify and timely disclose important information. This evaluation revealed that while the Company’s disclosure controls and procedures were appropriately designed to effectively identify and timely disclose material information, the execution of its disclosure controls and procedures surrounding the documentation and selection of assumptions used in its estimate of the cost of claims related to its workers’ compensation insurance program were not completed effectively. The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, because of the material weakness in the Company’s internal control over financial reporting described below in this Item 9A, the Company’s disclosure controls and procedures were not effective as of December 31, 2004 to ensure that material information was accumulated and communicated to appropriate members of the Company’s management team to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting

(a)	Management’s Report On Internal Control Over Financial Reporting
      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, which identified the following material weakness in the Company’s internal control over financial reporting.
      In March 2005, as part of the post year-end audit process, a material weakness was identified in that the Company failed to provide adequate support and documentation for the assumptions used in its estimate of the cost of claims related to its workers’ compensation program. As a result, the recorded cost of claims exceeded the amount allowable under generally accepted accounting principles. After adjusting the assumptions primarily related to the continued favorable maturation trends experienced in the Company’s workers’ compensation insurance program, an adjustment of $5.4 million was made in the Company’s consolidated financial statements. The effect of this adjustment, net of taxes, was to increase net income in the fourth quarter and year ended December 31, 2004 by $3.6 million.
      In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on those criteria.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited the Company’s consolidated financial statements. Deloitte & Touche LLP’s attestation report on management’s assessment of internal control over financial reporting is set forth below.

(b)	Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Gevity HR, Inc.
Bradenton, Florida
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Gevity HR, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company’s controls over the selection of assumptions used in estimating the liability for workers’ compensation costs failed to operate effectively. As a result, certain assumptions used were not appropriate and resulted in an adjustment to the liability for workers’ compensation costs as of December 31, 2004 which was material to the consolidated financial statements when taken as a whole. The deficiency was concluded to be a material weakness due to (1) the significance to the consolidated financial statements of the adjustment identified, (2) the significance to the consolidated financial statements of the process to estimate the liability for workers’ compensation costs, and (3) the absence of other mitigating controls to prevent or detect the misstatement. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company, and this report does not affect our report on such consolidated financial statements and financial statement schedule.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the Company’s adoption of the provisions of Emerging Issues Task Force Issue 03-6, Participating Securities and the Two Class Method under FASB Statement of No. 128.
Deloitte & Touche LLP
Tampa, Florida
March 15, 2005

(c)	Additional Information Regarding Internal Control Over Financial Reporting
      As stated above in management’s report on internal control over financial reporting, in March 2005, as part of the post year-end audit process, a material weakness was identified in that the Company failed to provide adequate support and documentation for the assumptions used in its estimate of the cost of claims related to its workers’ compensation program. As a result, the recorded cost of claims exceeded the amount allowable under generally accepted accounting principles. After adjusting the assumptions primarily related to the continued favorable maturation trends experienced in the Company’s workers’ compensation insurance program an adjustment of $5.4 million was made in the Company’s consolidated financial statements. The effect of this adjustment, net of taxes, was to increase net income in the fourth quarter and year ended December 31, 2004 by $3.6 million.
      At least annually, the Company obtains an independent actuarially-determined calculation of the estimated costs of claims incurred based on the Company’s current and historical loss development trends, which is used in the Company’s development of overall loss estimates related to each open policy year. The estimated costs of the claims calculated may be revised each year by the Company and its independent actuary based on developments relating to the actual claims incurred and other factors deemed relevant by the Company and its actuary, such as workers’ compensation classification code distribution of the client employee base, age of each policy year, incurred values of claims, number of claims, timeliness of reporting claims, as well as significant changes in size and composition in the worksite employee base through acquisitions. A significant amount of judgment is used in this estimation process by both the independent actuary and the Company. The Company ultimately applies its business judgment in estimating the cost of claims under generally accepted accounting principles.
      The Company’s consolidated financial statements reflect the estimates made by the Company and its independent actuary as well as other factors related to the Company’s workers’ compensation programs within the cost of services on the Company’s consolidated statements of operations and within the workers’ compensation receivable, the accrued insurance premiums, health and workers’ compensation insurance reserves or the long-term accrued workers’ compensation insurance reserves on the Company’s consolidated balance sheets. To the extent that the premium payments to the carriers and the related accrued interest for the first $1.0 million per occurrence of claims less claim payments made is greater than (less than) the present value of the remaining claim liability estimate accrued to date, a receivable (liability) is recorded. If the actual cost of the claims incurred is higher than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could increase. If the actual cost of the claims incurred is lower than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could decrease.
      Such increase or decrease to the accrual rate is reflected in the accounting period for which the change in the amount of workers’ compensation claims is estimated. Due to the considerable variability in the estimate of the amount of workers’ compensation claims, adjustments to workers’ compensation costs are sometimes significant. For example, a 1% change in overall claims loss estimate for claims under the $1.0 million deductible level with no other changes in assumptions would have impacted the net present value of the claims liability and workers’ compensation cost as of December 31, 2004 by approximately $3.3 million.
      The Company determined that its recorded estimate of the cost of claims did not appropriately reflect the favorable trends in the maturation of claims, particularly in the earlier open program years, and that to be in conformity with generally accepted accounting principles, the recorded estimated amount should be reduced.

(d)	Changes in Internal Controls
      Except as discussed above, during the three months ended December 31, 2004 there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
      To remediate the material weakness described above and prevent a recurrence in future periods, the Company intends to obtain the independent actuary’s report, as a preliminary report, before the end of the fiscal year, perform a more detailed analysis of the data relevant to the estimate of losses, establish benchmarks for assessing the independent actuary’s final report when issued and take other steps so that its estimate of claims losses will properly reflect management’s conclusions regarding the appropriate level of loss estimates and the relevant data and comply with generally accepted accounting principles. The Company will thoroughly document its analysis and conclusions in order to have adequate support for its determination.

ITEM 9B.	OTHER INFORMATION
      None.
PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
      Information regarding the Company’s executive officers is included under “Item 1. Business — Executive Officers of the Registrant.” Other information required by this Item 10 and information regarding the Committees of the Board of Directors will be contained in the Company’s Proxy Statement, relating to the 2005 Annual Meeting of Shareholders, expected to be held on May 12, 2005 (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item 11 will be contained in the Proxy Statement and is incorporated herein by reference, provided that the Compensation Committee Report, the Audit Committee Report, and Performance Graph contained in the Proxy Statement shall not be deemed to be incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information required by this Item 12 will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item 13 will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this Item 14 will be contained in the Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) 1. Financial Statements — see the Index to Consolidated Financial Statements on page F-1.
          2. Financial Statement Schedule — see Schedule II — Valuation and Qualifying Accounts, Allowance for Doubtful Accounts on page S-1.

All other schedules are omitted as the required information is inapplicable.
          3. Exhibit Index

Exhibit
No.	Description

2.1	Asset Purchase Agreement among the Company, EPIX Holdings Corporation and the subsidiaries of EPIX Holdings Corporation named therein, dated March 26, 2004 (schedules and exhibits omitted except for Exhibit B, the Transition Services Agreement, but copies of the omitted items will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that Gevity HR, Inc. may request confidential treatment of the omitted items) (filed as Exhibit 2.1 to the Company’s Current Report on 8-K filed April 9, 2004 and incorporated herein by reference).
2.2	Transition Service Agreement among the Company, EPIX Holdings Corporation and the subsidiaries of EPIX Holdings Corporation named therein, dated March 26, 2004 (schedules and exhibits omitted, but copies of the omitted items will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that Gevity HR, Inc. may request confidential treatment of the omitted items) (filed as Exhibit 2.2 to the Company’s Current Report on 8-K filed April 9, 2004 and incorporated herein by reference).
2.3	Form of Agreement and Plan of Merger among SLI Transitory, L.P., Staff Capital, L.P. and the Company (filed as Exhibit 4.3 to the Company’s Registration Statement No. 333-22933 on Form S-1 filed March 7, 1997 and incorporated herein by reference).
3.1	Third Articles of Amendment and Restatement of the Articles of Incorporation, as filed with the Secretary of State of the State of Florida on August 12, 2004 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
3.2	Third Amended and Restated Bylaws, dated February 16, 2005 (filed as Exhibit 3.01 to the Company’s Current Report on Form 8-K filed February 22, 2005 and incorporated herein by reference).
4.1	Form of First Amendment and Supplement to the Rights Agreement between the Company and American Stock Transfer & Trust Company, dated March 5, 2003 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed March 6, 2003 and incorporated herein by reference).
4.2	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement No. 333-22933 on Form S-1/ A filed May 30, 1997 and incorporated herein by reference).
10.1	Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed April 25, 2002 and incorporated herein by reference).*
10.2	Form of Employee Vesting Schedule pursuant to the Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.3	Form of Director Vesting Schedule pursuant to the Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*

Exhibit
No.	Description

10.4	Form of Terms and Conditions to the Non-Qualified Stock Option Award pursuant to the Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.5	Gevity HR, Inc. 1997 Stock Incentive Plan, as amended and restated (filed as Exhibit 4.1 to the Company’s Registration Statement No. 333-68929 on Form S-8, Amendment No. 1 filed September 30, 2003 and incorporated herein by reference).*
10.6	Form of Employee Vesting Schedule pursuant to the Gevity HR, Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.7	Form of Director Vesting Schedule pursuant to the Gevity HR, Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.8	Form of Terms and Conditions to the Non-Qualified Stock Option Award pursuant to the Gevity HR, Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.9	Gevity HR, Inc. Employee Stock Purchase Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed April 20, 2001 and incorporated herein by reference).*
10.10	Employment Agreement between the Company and Erik Vonk, dated March 21, 2002 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 25, 2002 and incorporated herein by reference).*
10.11	Form of Securities Purchase Agreement between the Company and Erik Vonk (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed March 25, 2002 and incorporated herein by reference).*
10.12	Change in Control Severance Agreement between the Company and Erik Vonk, dated September 21, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*
10.13	Promotion Letter from the Company accepted by Peter C. Grabowski, dated April 23, 2003 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed April 24, 2003 and incorporated herein by reference).*
10.14	Change in Control Severance Agreement between the Company and Peter C. Grabowski, dated September 21, 2004 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*
10.15	Change in Control Severance Agreement between the Company and Lisa J. Harris, dated September 21, 2004 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*
10.16	Employment Offer Letter from the Company to Sal J. Uglietta, dated September 24, 2003 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 29, 2003 and incorporated herein by reference).*
10.17	Non-Solicitation, Non-Compete and Confidentiality Agreement between the Company and Sal J. Uglietta, dated September 24, 2003 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed September 29, 2003 and incorporated herein by reference).*
10.18	Change in Control Severance Agreement between the Company and Sal J. Uglietta, dated September 21, 2004 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*
10.19	Employment offer letter from the Company accepted by Gregory M. Nichols, dated November 22, 2000 (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed May 15, 2001 and incorporated herein by reference).*
10.20	Change in Control Severance Agreement between the Company and Gregory M. Nichols, dated September 21, 2004 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*

Exhibit
No.	Description

10.21	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 31, 2003, and incorporated herein by reference).*
10.22	Agreement of Lease between Quixotic Investment Holdings, Inc. and the Company, dated March 27, 1995, for premises located at 600 301 Boulevard West, Suite 202, Bradenton, Florida 34205 (filed as Exhibit 10.7 to the Company’s Registration Statement No. 333-22933 on Form S-1 filed March 7, 1997 and incorporated herein by reference).
10.23	Blue Cross/ Blue Shield of Florida Group Master Policy for the Company, effective January 1, 2003 (filed as Exhibit 10.19 to the Company Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004 and incorporated herein by reference).
10.24	Aetna, Inc. Financial Conditions related to the Group Master Policy for the Company, effective January 1, 2003 (filed as Exhibit 10.20 to the Company Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004 and incorporated herein by reference).
10.25	AIG Risk Management, Inc. 1/1/05-06 Workers Compensation/Employers Liability Final Bound Proposal, dated December 16, 2004 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Commission Act of 1934, as amended) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2004 and incorporated herein by reference).
10.26	AIG Risk Management, Inc. 1/1/04-05 Workers Compensation/Employers Liability Final Bound Proposal, dated December 31, 2003 (certain confidential information in this document, marked by an asterisk and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004 and incorporated herein by reference).
10.27	AIG Risk Management, Inc. 1/1/03-04 Workers Compensation/Employers Liability Final Bound Proposal, dated October 22, 2002 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 23, 2002 and incorporated herein by reference).
10.28	Finance Agreement for Paid Loss Workers’ Compensation Deductible between the Company and Continental Casualty Company, effective as of January 1, 2002 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference).
10.29	Finance Agreement for Paid Loss Workers’ Compensation deductible between the Company and Continental Casualty Company, effective as of January 1, 2001 (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed March 29, 2001 and incorporated herein by reference).
10.30	Finance Agreement for Paid Loss Workers’ Compensation Deductible between the Company and Continental Casualty Company, effective as of January 1, 2000 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).
10.31	Workers’ Compensation and Employers’ Liability Policy issued by Texas Workers’ Compensation Insurance Fund to Gevity HR of Texas, L.P., effective January 1, 2000 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).
10.32	Workers’ Compensation and Employers Liability Policy issued by Continental Casualty Co. to the Company, effective January 1, 2000 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).

Exhibit
No.	Description

10.33	Final Binder prepared by National Union Fire Insurance Company of Vermont (a member insurance company of American International Group, Inc.) for the Company related to the Deductible Liability Protection Policy covering workers’ compensation claims up to $1.0 million per occurrence for the program years 2000, 2001 and 2002, dated September 30, 2004 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
10.34	Final Binder prepared by Continental Casualty Company, National Fire Insurance Company and Transportation Insurance Company (collectively, ‘CNA”) and National Union Fire Insurance Company of Vermont (a member insurance company of American International Group, Inc.) for the Company related to the Deductible Liability Protection Policy covering workers’ compensation claims up to $1.0 million per occurrence for the program years 2000, 2001 and 2002, dated 9/30/04 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
10.35	Assignment of Deductible Liability Protection Policy Proceeds from the Company to CNA related to coverage for workers’ compensation claims up to $1.0 million per occurrence for program years 2000, 2001 and 2002, dated October 20, 2004 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
10.36	Collateral Addendum to January 1, 2002 Paid Loss Workers’ Compensation Deductible Finance Agreement between the Company and Continental Casualty Company, National Fire Insurance Company and Transportation Insurance Company (collectively, “CNA”), dated October 11, 2004 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
10.37	First Amendment to Credit Agreement among the Company as the Borrower, the subsidiaries of the Borrower named therein as the Guarantors, and Bank of America, N.A. as the Lender, dated September 22, 2004 (filed as Exhibit 10.7 to the Company’s Current Report on 8-K filed September 24, 2004 and incorporated herein by reference).
10.38	Credit Agreement among the Company as the Borrower, the subsidiaries of the Borrower named therein as the Guarantors, and Bank of America, N.A. as the Lender, dated March 26, 2004 (schedules and exhibits omitted, except for Exhibit A the Form of Loan Notice and Exhibit B the Form of Revolving Note, but copies of the omitted items will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that Gevity HR, Inc. may request confidential treatment of the omitted items) (filed as Exhibit 10.1 to the Company’s Current Report on 8-K filed April 9, 2004 and incorporated herein by reference).
10.39	Form of the Preferred Stock Purchase Agreement among Gevity HR, Inc., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, SunTrust Equity Funding, LLC d/b/a SunTrust Equity Partners and BVCF IV, L.P., dated April 24, 2003 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 10, 2003 and incorporated herein by reference).
10.40	Form of the First Amendment to Purchase Agreement among Gevity HR, Inc., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, SunTrust Equity Funding, LLC d/b/a SunTrust Equity Partners, BVCF IV, L.P. and C&B Capital L.P., dated June 3, 2003 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed June 10, 2003 and incorporated herein by reference).
10.41	Form of the Voting Rights Letter Agreement among Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, SunTrust Equity Funding, LLC d/b/a SunTrust Equity Partners, BVCF IV, L.P. and C&B Capital L.P., dated June 6, 2003 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed June 10, 2003 and incorporated herein by reference).
10.42	Form of the Registration Rights Agreement among Gevity HR, Inc., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, SunTrust Equity Funding, LLC d/b/a SunTrust Equity Partners, BVCF IV, L.P. and C&B Capital L.P., dated June 6, 2003 (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed June 10, 2003 and incorporated herein by reference).

Exhibit
No.	Description

18.1	Independent Auditors’ letter regarding the Company’s revenue reporting change from gross to net revenues (filed as Exhibit 18.1 to the Company’s Annual Report on Form 10-K filed March 31, 2003 and incorporated by reference).
21.1	List of Subsidiaries of the Company.†
23.1	Consent of Independent Registered Public Accounting Firm to Annual Report on Form 10-K for the year ended December 31, 2004.†
31.1	Certification of Erik Vonk, as Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Peter C. Grabowski, as Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Management contract or compensatory plan or arrangement.

†	Filed electronically herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gevity HR, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.

/s/ Erik Vonk

Erik Vonk, Chairman of the Board,
Chief Executive Officer
Dated: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 16, 2005	/s/ Erik Vonk -------------------------------------------------------- Erik Vonk Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Dated: March 16, 2005	/s/ Peter C. Grabowski -------------------------------------------------------- Peter C. Grabowski Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 16, 2005	/s/ George B. Beitzel -------------------------------------------------------- George B. Beitzel Director

Dated: March 16, 2005	/s/ Darcy E. Bradbury -------------------------------------------------------- Darcy E. Bradbury Director

Dated: March 16, 2005	/s/ James E. Cowie -------------------------------------------------------- James E. Cowie Director

Dated: March 16, 2005	/s/ A. D. Frazier, Jr. -------------------------------------------------------- A. D. Frazier, Jr. Director

Dated: March 16, 2005	/s/ Jonathan H. Kagan -------------------------------------------------------- Jonathan H. Kagan Director

Dated: March 16, 2005	/s/ David S. Katz -------------------------------------------------------- David S. Katz Director

Dated: March 16, 2005	/s/ James F. Manning -------------------------------------------------------- James F. Manning Director

Dated: March 16, 2005	/s/ Elliot B. Ross -------------------------------------------------------- Elliot B. Ross Director

Dated: March 16, 2005	/s/ Jeffrey A. Sonnenfeld -------------------------------------------------------- Jeffrey A. Sonnenfeld Director

GEVITY HR, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Gevity HR, Inc.
Bradenton, Florida
We have audited the accompanying consolidated balance sheets of Gevity HR, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gevity HR, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2004 the Company adopted the provisions of Emerging Issues Task Force Issue 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128. As a result, the Company restated the 2003 consolidated financial statements to reflect the change on previously reported earnings per share.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Deloitte & Touche LLP
Tampa, Florida
March 15, 2005

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(In $000’s, except share and
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$40,776	$44,682
Certificates of deposit — restricted	6,033	6,032
Marketable securities — restricted	4,168	84,271
Accounts receivable, net	99,790	100,829
Short-term workers’ compensation receivable, net	33,405	11,734
Deferred tax asset, net	—	2,410
Other current assets	5,982	8,281

Total current assets	190,154	258,239
Property and equipment, net	10,079	12,253
Long-term marketable securities — restricted	8,435	17,023
Long-term workers’ compensation receivable, net	79,310	12,621
Intangible assets, net	40,133	7,128
Goodwill	8,692	8,692
Deferred tax asset, net	2,380	—
Other assets	404	5,608

Total assets	$339,587	$321,564

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll and payroll taxes	$111,687	$119,432
Accrued insurance premiums, health and workers’ compensation insurance reserves	23,191	32,071
Customer deposits and prepayments	11,897	9,336
Accounts payable and other accrued liabilities	4,907	4,307
Income taxes payable	11,786	1,833
Deferred tax liability, net	1,718	—
Dividends payable	1,642	1,161

Total current liabilities	166,828	168,140
Long-term accrued workers’ compensation insurance reserves	700	59,280
Deferred tax liability, net	—	296
Other long-term liabilities	6,885	914

Total liabilities	174,413	228,630

Commitments and contingencies (see notes)
Series A convertible, redeemable preferred stock, $0.01 par value, ($30,000 liquidation preference) 0 and 30,000 shares authorized, issued and outstanding as of December 31, 2004 and 2003, respectively, net	—	554

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 30,408,220 and 22,251,477 issued and outstanding as of December 31, 2004 and 2003, respectively	304	223
Additional paid in capital	152,670	78,715
Retained earnings	28,417	29,734
Treasury stock (3,034,974 and 3,062,751 shares at cost, respectively)	(16,217)	(16,292)

Total shareholders’ equity	165,174	92,380

Total liabilities, convertible redeemable preferred stock and shareholders’ equity	$339,587	$321,564

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In $000’s, except share and per share data)
Revenues	$585,481	$425,827	$374,654
Cost of services	406,140	310,109	284,130

Gross profit	179,341	115,718	90,524

Operating expenses:
Salaries, wages and commissions	71,803	55,287	52,341
Other general and administrative	41,809	31,476	25,091
Depreciation and amortization	14,168	7,370	8,116

Total operating expenses	127,780	94,133	85,548

Operating income	51,561	21,585	4,976
Interest income, net	833	1,515	1,986
Other (expense) income, net	(101)	(128)	126

Income before income taxes	52,293	22,972	7,088
Income tax provision	17,675	7,581	2,351

Net income	34,618	15,391	4,737
Non-recurring, non-cash charge attributable to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the convertible, redeemable preferred stock	29,317	—	—
Non-cash charges attributable to beneficial conversion feature and accretion of redemption value of convertible, redeemable preferred stock	129	166	—
Preferred stock dividends	434	781	—
Assumed preferred stock dividend (assuming full distribution of net income)	—	1,439	—

Net income attributable to common shareholders	$4,738	$13,005	$4,737

Net income per common share
— Basic	$0.20	$0.66	$0.23

— Diluted (Reported earnings per common share includes adjustments per share of ($1.06) for 2004, substantially all attributable to the non-recurring, non-cash charge related to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the convertible, redeemable preferred stock, see Note 17.)	$0.18	$0.62	$0.22

Weighted average common shares outstanding
— Basic	24,124,803	19,686,185	20,722,100

— Diluted	25,734,515	24,649,119	21,073,934

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

					Accumulated
					Other
	Common		Additional		Comprehensive
	Stock	Common	Paid In	Retained	Income	Treasury
	(shares)	Stock	Capital	Earnings	(Loss)	Stock	Total

	(In $000’s, except for share data)
Balance, December 31, 2001	20,612,562	$206	$38,826	$18,578	$1	$(100)	$57,511
Issuance of common stock	197,995	2	562	—	—	76	640
Purchase of treasury stock	—	—	—	—	—	(136)	(136)
Tax benefit of stock option exercises	—	—	10	—	—	—	10
Common stock dividends paid and payable	—	—	—	(4,157)	—	—	(4,157)
Comprehensive income:
Net income	—	—	—	4,737	—	—
Total comprehensive income							4,737

Balance, December 31, 2002	20,810,557	208	39,398	19,158	1	(160)	58,605
Purchase of treasury stock	—	—	—	—	—	(16,272)	(16,272)
Issuance of common stock	1,440,920	15	7,365	—	—	140	7,520
Tax benefit of stock option exercises	—	—	4,654	—	—	—	4,654
Beneficial conversion discount on redeemable preferred stock	—	—	27,298	—	—	—	27,298
Accretion of beneficial conversion feature on preferred stock	—	—	—	(166)	—	—	(166)
Preferred stock dividends paid and payable	—	—	—	(781)	—	—	(781)
Common stock dividends paid and payable	—	—	—	(3,868)	—	—	(3,868)
Comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	(1)	—
Net income	—	—	—	15,391	—	—
Total comprehensive income							15,390

Balance, December 31, 2003	22,251,477	223	78,715	29,734	—	(16,292)	92,380
Issuance of common stock	892,038	8	3,488	—	—	75	3,571
Tax benefit of stock option exercises	—	—	5,813	—	—	—	5,813
Accretion of beneficial conversion feature on preferred stock	—	—	—	(129)	—	—	(129)
Conversion of preferred stock to common stock	5,514,705	55	29,945	(29,317)	—	—	683
Secondary stock offering	1,750,000	18	34,709	—	—	—	34,727
Preferred stock dividends paid	—	—	—	(434)	—	—	(434)
Common stock dividends paid and payable	—	—	—	(6,055)	—	—	(6,055)
Comprehensive income:
Net income	—	—	—	34,618	—	—
Total comprehensive income	—	—	—	—	—	—	34,618

Balance, December 31, 2004	30,408,220	$304	$152,670	$28,417	$—	$(16,217)	$165,174

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In $000’s)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,618	$15,391	$4,737
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,168	7,370	8,116
Deferred tax provision (benefit), net	1,452	2,951	(2,257)
Provision for bad debts	348	305	491
Other	195	87	34
Changes in operating working capital:
Accounts receivable, net	691	(13,832)	(8,717)
Other current assets	2,299	4,787	(8,862)
Workers’ compensation receivable, net	(88,360)	(24,355)	—
Other assets	5,394	135	(1,509)
Accrued insurance premiums, health and workers’ compensation insurance reserves	(8,880)	(1,928)	3,796
Accrued payroll and payroll taxes	(7,745)	26,053	22,814
Accounts payable and other accrued liabilities	600	(101)	(1,566)
Income taxes payable	15,766	5,558	2,840
Customer deposits and prepayments	2,561	1,186	3,947
Long-term accrued workers’ compensation insurance reserves	(58,580)	(2,392)	13,623
Other long-term liabilities	1,024	604	45

Net cash (used in) provided by operating activities	(84,449)	21,819	37,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(133,878)	(85,307)	(182,887)
Maturities of marketable securities and certificates of deposit	227,515	70,435	127,443
Assets acquired in business acquisitions	(40,617)	(7,312)	—
Capital expenditures	(4,575)	(3,127)	(607)

Net cash provided by (used in) investing activities	48,445	(25,311)	(56,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secondary stock offering, net of issuance costs	34,727	—	—
Proceeds from credit line borrowing	27,000	—	—
Payments on credit line borrowing	(27,000)	—	—
Proceeds from issuance of common shares	3,571	7,520	640
Payment of cash dividends to shareholders	(6,008)	(4,529)	(4,145)
Debt issuance cost	(192)	—	—
Proceeds from issuance of Series A Convertible Redeemable Preferred Stock, net of issuance costs	—	27,686	—
Purchase of treasury stock	—	(16,272)	(136)

Net cash provided by (used in) financing activities	32,098	14,405	(3,641)

Net (decrease) increase in cash and cash equivalents	(3,906)	10,913	(22,160)
Cash and cash equivalents — beginning of year	44,682	33,769	55,929

Cash and cash equivalents — end of year	$40,776	$44,682	$33,769

Supplemental disclosure of cash flow information:
Income taxes paid (refund)	$458	$(930)	$1,747

Interest paid	$228	$—	$—

Supplemental disclosure of non-cash transactions:
     On May 19, 2004, the holders of the Series A Convertible, Redeemable Preferred Stock (the “Preferred Stock”) converted 100% of their holdings into the Company’s common stock. The conversion price was $5.44 per share and resulted in the issuance of 5,514,705 shares of the Company’s common stock. The conversion also resulted in a non-cash charge to retained earnings of $29,317 related to the acceleration of the unamortized discount related to the beneficial conversion feature of the Preferred Stock and stock issuance costs.
     On March 26, 2004, the Company assumed the assets in a rabbi trust and the related liabilities of a non-qualified deferred compensation plan totaling $4,814 in connection with the acquisition of EPIX Holdings Corporation.
See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In $000’s, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Description of Business — Gevity HR, Inc and subsidiaries, (the “Company”) is headquartered in Bradenton, Florida and operates in one business segment. Gevity is a leading provider of a comprehensive, fully integrated employee management solution to small- and medium-sized businesses. The Company’s solution allows it to effectively become the insourced human resource department for its clients. Gevity creates value by helping clients achieve workforce alignment, obtain administrative relief and access business protection services.

•	Workforce alignment is the term used by the Company to refer to the engagement of the right people in the right place at the right time doing the right things. The Company assists its clients in achieving workforce alignment by helping them find exceptional talent, implement formal HR processes and professional management standards, and utilize employee motivation and retention practices.

•	Administrative relief is obtained by clients through the Company’s management of employee administrative matters, such as processing of payroll, taxes and insurance premiums and by the Company’s comprehensive record keeping and technology.

•	Business protection is provided to clients by the Company helping to ensure employment-related regulatory compliance and sound risk management practices, encompassing up-to-date regulatory compliance and cost- effective risk management practices and insurance programs.
      The Company provides employee recruitment and development assistance, payroll and benefits administration, workers’ compensation insurance, health, welfare and retirement plans and employment-related regulatory guidance. The Company’s solution is delivered through a combination of dedicated human resource consultants, a shared processing center and a Web portal.
      The Company serves a growing and diverse client base of small- and medium-sized businesses in a wide variety of industries. The Company’s clients have employees located in all 50 states and the District of Columbia. A network of offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Maryland, Minnesota, New Jersey, New York, North Carolina, Tennessee and Texas serve clients. In addition, the Company has internal employees located on site at certain client facilities. As of December 31, 2004, the Company served approximately 8,500 clients, as measured by individual client Federal Employer Identification Numbers, with approximately 130,000 active client employees. For the year ended December 31, 2004, the Company’s top 25 clients represented approximately 5% of its client billings, with no single client representing more than 1.1% of its client billings.
      Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Gevity HR, Inc. and all of its wholly-owned subsidiaries: Staff Leasing, LLC; Concorda Insurance Company Limited; Gevity XIV, LLC and the operating limited partnerships (“OLPs”) of Gevity HR, LP; Gevity HR II, LP; Gevity HR III, LP; Gevity HR IV, LP; Gevity HR V, LP; Gevity HR VI, LP; Gevity HR VII, LP; Gevity HR VIII, LP; Gevity HR IX, LP; and Gevity HR X, LP; Gevity HR XI, LP; Gevity HR XII LP; (hereafter, collectively, the “Company”). All intercompany balances and transactions have been eliminated.
      Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to the receivables/
reserves for workers’ compensation claims and health benefit claims. Actual results could differ materially from those estimates.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
      Cash Equivalents — Cash equivalents are defined as short-term investments with original maturities of three months or less.
      Marketable Securities — The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 2004 and 2003, the Company’s investments in marketable securities, including restricted and unrestricted, are classified as available-for-sale and trading, and as a result, are reported at fair value. Unrealized gains and losses, net of income taxes, are reported as a separate component of shareholders’ equity and comprehensive income for available-for-sale securities and included in earnings for trading securities. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The cost of investments sold is based on the specific identification method, and realized gains and losses are included in other income (expense).
      Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of the remaining estimated useful lives of the related assets or lease terms, as follows:

Years

Automobiles	5
Computer hardware and software	3 to 7
Furniture and equipment	5 to 7
Leasehold improvements	Life of lease
      The Company reviews its property and equipment amounts for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized if the carrying amount of the asset exceeded the estimated undiscounted cash flows expected to be generated from the asset. The amount of the impairment loss recorded would be calculated as the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.
      Internal Use Software — Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the estimated useful lives of the software, generally three to five years. Costs incurred during the preliminary project stage, as well as general and administrative, overhead, maintenance and training, and costs that do not add functionality to existing systems, are expensed as incurred.
      Goodwill — Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company has concluded that there was no impairment of goodwill as of December 31, 2004 and 2003.
      Intangible Assets — Intangible assets represent client service agreements acquired from independent parties. Acquired intangible assets were determined to have finite lives and are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The Company has determined that no impairment of the intangible assets existed as of December 31, 2004 and 2003.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
      Fair Value of Financial Instruments — The carrying values of cash and cash equivalents, accounts receivable, and accounts payable and other accrued liabilities approximate their fair values due to the short-term maturities of these instruments.
      Revenue Recognition — The gross billings that the Company charges its clients under its professional services agreement include each client employee’s gross wages, employment taxes, a professional service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s professional service fee, which is primarily computed on a per employee basis, is intended to yield a profit to the Company and to cover the cost of human resource outsourcing services provided by the Company to the client, certain employment-related taxes and workers’ compensation insurance coverage. The component of the professional service fee related to human resource outsourcing services varies according to the size and location of the client. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll delivered to the client. The Company accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the client employee performs work. The Company accrues revenues and unbilled receivables for service fees relating to work performed by client employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.
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
      Sales and Marketing Commissions and Client Referral Fees — Sales and marketing commissions and client referral fees are expensed as incurred. Such expenses are classified as salaries, wages and commissions in the consolidated statements of operations.
      Workers’ Compensation Costs — The Company has maintained a loss sensitive workers’ compensation program since January 1, 2000. The program was with CNA Financial Corporation, (“CNA”) until December 31, 2002 and is with member insurance companies of American International Group, Inc. (“AIG”) effective January 1, 2003. The insured loss sensitive programs provide insurance coverage for claims incurred in each plan year but which will be paid out over future periods. In states where private insurance is not permitted, client employees are covered by state insurance funds.
      Workers’ compensation expense for the year is based upon premiums paid to the carrier for the current year coverage, estimated total cost of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the programs, the return on investment premium dollars paid as part of the program and the discount rate used to determine the present value of future payments to be made under the program. Additionally, any revisions to the estimates of the prior year loss sensitive programs are recognized in the current year. A workers’ compensation receivable (liability) is established when premium dollars paid into the plan are in excess of (less than) required reserves.
      At least annually, the Company obtains, from an independent actuary, a calculation of the estimated cost of claims incurred based on the Company’s current and historical loss development trends which is used in the Company’s development of overall loss estimates related to each open policy year. The estimated cost of the

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
claims calculated may be subsequently revised by the Company and the independent actuary based on future developments relating to such claims.
      Health Benefits — Claims incurred under the health benefit plans are expensed as incurred according to the terms of each contract. For certain contracts, liability reserves are established for the benefit claims reported but not yet paid and claims that have been incurred but not yet reported.
      Stock-Based Compensation — The Company accounts for its stock option plans in accordance with the intrinsic value method prescribed by Accounting Principles Board (“APB”) APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Intrinsic value per share is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. No stock-based compensation cost is reflected in net income as all options granted under the Company’s stock option plans had an exercise price equal to the market price of the underlying common stock on the date of grant. Had compensation cost for the options granted under the plans been determined based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net income and earnings per share would have been reported as the pro forma amounts indicated below:

		For the Years Ended
		2004Dece	mber 331,	2002

Net income	As reported	$34,618	$15,391	$4,737
Less: employee compensation for stock option program, net of tax effect	Pro forma	3,264	2,454	1,820

Net income	Pro forma	$31,354	$12,937	$2,917

Basic earnings per share	As reported	$0.20	$0.66	$0.23
	Pro forma	$0.06	$0.54	$0.14
Diluted earnings per share	As reported	$0.18	$0.62	$0.22
	Pro forma	$0.06	$0.52	$0.14
      Income Taxes — The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities.
      Earnings Per Share — The Company computes and discloses earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the year. Common equivalent shares are calculated using the treasury stock method for stock options and assumes conversion of the Company’s convertible, redeemable preferred stock for the periods in which it was outstanding when the effect is not anti-dilutive.
      In March 2004, the EITF reached a consensus on EITF Issue 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128. The guidance in this EITF issue is effective for quarters beginning after March 31, 2004. EITF Issue No. 03-6 provides additional guidance to determine whether a security is a participating security and therefore subject to the two-class method under SFAS No. 128, Earnings per Share. Under this method, the Company must calculate the assumed distribution of all earnings in the period to holders of basic and preferred securities. If the basic earnings per share (“EPS”) under this method is less than the basic EPS calculated under the method originally prescribed in SFAS No. 128, this

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
lower figure must be recorded as the basic EPS. The consensus in EITF Issue 03-6 must be applied by restating previously reported EPS. Basic EPS for the year ended December 31, 2003 has been restated as necessary for the application of the consensus in EITF Issue 03-6. This resulted in a reduction of basic EPS for the year ended December 31, 2003 of $0.07 per share with no effect on previously reported diluted EPS. The EPS presented for 2004 also reflect the adoption of the consensus.
      Comprehensive Income (Loss) — SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income and its components. Comprehensive income (loss) is defined as “the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources.” SFAS No. 130 requires that the Company’s change in unrealized gains and losses on equity securities available for sale be included in comprehensive income (loss).
      New Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value its options and is currently assessing which model to use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under employee stock purchase plans. In addition to the determination of the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption alternatives. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard is the Company’s third quarter in 2005.
      The Company is evaluating the requirements of SFAS No. 123R and the Company expects that the adoption will have a significant impact on its consolidated results of operations and earnings per share. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-base payments granted in the future. The Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than the current practice of disclosure of the impact on its consolidated net income within the footnotes. The amounts disclosed within the Company’s footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R. Compensation expense calculated under SFAS No. 123R may differ from amounts currently disclosed within the Company’s footnotes based on changes in the fair value of its common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123R the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

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

3.	CERTIFICATES OF DEPOSIT — RESTRICTED
      As of December 31, 2004 and 2003, the Company had certificates of deposit of $6,033 and $6,032, respectively, with original maturities of less than one year, that serve as collateral for certain standby letters of credit issued in connection with one of the Company’s health benefit plans and in connection with utility deposits.

4.	MARKETABLE SECURITIES — RESTRICTED
      At December 31, 2004, the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale and restricted mutual funds classified as trading. At December 31, 2003, the Company’s investment portfolio consisted of restricted marketable debt and equity securities classified as available-for-sale.
      Restricted marketable securities designated as available-for-sale include collateral held in connection with the Company’s workers’ compensation programs, collateral held in connection with the Company’s general insurance programs and escrow amounts held in connection with the TeamStaff acquisition (at December 31, 2003, see Note 8) and have been classified as restricted in the accompanying consolidated balance sheets. These securities are recorded at fair value. The interest earned on these investments is recognized as interest income on the Company’s consolidated statements of operations. See Note 6 regarding the 2004 release of the collateral ($76,500 as of the release date and $79,136 as of December 31, 2003) held in connection with the Company’s workers’ compensation program with CNA.
      Restricted marketable securities designated as trading are mutual funds held in a rabbi trust in connection with a non-qualified deferred compensation plan assumed in the acquisition of EPIX Holdings Corporation. (“EPIX”) on March 26, 2004 (see Note 8). These securities are recorded at fair value. Realized and unrealized losses related to these investments, as well as the offsetting compensation expense, are recognized in net income as they occur.
      The fair value of the marketable securities portfolio by type and classification as of December 31, 2004 and 2003 is as follows:

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value

As of December 31, 2004:
Short-term
Money market — restricted	$4,168	$—	$4,168

Total short-term marketable securities — restricted	$4,168	$—	$4,168

Long-term
Money market — restricted	$3,488	$—	$3,488
Mutual funds — trading	4,947	—	4,947

Total long-term marketable securities	$8,435	$—	$8,435

As of December 31, 2003:
Short-term
Auction market municipal bonds — restricted	$63,450	$—	$63,450
Auction market preferred shares — restricted	11,700	—	11,700
Money market — restricted	9,121	—	9,121

Total short-term marketable securities — restricted	$84,271	$—	$84,271

Long-term
Money market — restricted	$17,023	$—	$17,023

      There were no realized gains or losses on the sale of marketable securities for the year ended December 31, 2004. For the year ended December 31, 2003, realized losses from the sale of securities approximated $100 based upon the specific identification method.
      There were no unrealized gains or losses on marketable securities as of December 31, 2004 and 2003.

5.	ACCOUNTS RECEIVABLE
      At December 31, 2004 and 2003, accounts receivable consisted of the following:

	December 31,	December 31,
	2004	2003

Billed to clients	$17,886	$6,415
Unbilled revenues	82,709	95,225

	100,595	101,640
Less: Allowance for doubtful accounts	(805)	(811)

Total	$99,790	$100,829

      The Company establishes an allowance for doubtful accounts based upon management’s assessment of the collectibility of specific accounts and other potentially uncollectible amounts. The Company reviews its allowance for doubtful accounts on a monthly basis.

6.	WORKERS’ COMPENSATION RECEIVABLE/RESERVES
      The Company has had a loss sensitive workers’ compensation insurance program since January 1, 2000. The program is insured by CNA for the 2000, 2001 and 2002 program years. The program is currently insured

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
by AIG and includes coverage for the 2003 and 2004 program years. In states where private insurance is not permitted, client employees are covered by state insurance funds.
      The insured loss sensitive programs provide insurance coverage for claims incurred in each plan year but which may be paid out over future periods dependent upon the nature and extent of the worksite injury. The fully insured loss sensitive programs provide for a sharing of risk between the insurance companies and the Company whereby the Company is responsible for paying, through the respective insurance company, the first $1.0 million per occurrence of claims ($2.0 million during the year ended December 31, 2004), and the respective insurance company is responsible for amounts in excess of the Company’s per occurrence amount. For the 2004 program year, the Company purchased additional insurance coverage from Munich American Reassurance Company for the layer of claims between $1.0 million and $2.0 million per occurrence, effectively limiting the Company’s liability to the first $1.0 million per occurrence. The workers’ compensation insurance programs are fully insured policies written by the respective carriers. If the Company were to fail to make premium payments to the carriers as scheduled, then the carriers would be responsible for the payment of all losses under the terms of the policy.
      For policy years 2000 through 2003, the Company obtained aggregate stop-loss insurance coverage through CNA and AIG, as applicable, further limiting its ultimate liability. The stop loss coverage provided by CNA for the 2000-2002 program years limits the Company’s aggregate exposure for claims below the $1.0 million per occurrence level to 130% of the expected losses as determined by CNA. The stop loss coverage provided by AIG for the 2003 program year limits the Company’s aggregate exposure for claims below the $1.0 million per occurrence level to 175% of the expected losses as determined by AIG. The Company did not purchase aggregate stop loss coverage for the 2004 program year as the Company believed that the risk of losses exceeding the proposed aggregate stop loss level was remote.
      Effective September 30, 2004, the Company entered into agreements with AIG and CNA whereby the Company paid $102,000 to purchase insurance from AIG to cover the Company’s workers’ compensation claims liability up to the $1.0 million per occurrence deductible level for policy years 2000, 2001 and 2002. CNA remains the insurer on the underlying claims for these policy years. The insurance purchased from AIG also provides the Company greater protection relative to the aggregate insurance stop-loss coverage by effectively reducing the Company’s maximum exposure for claims that fall below the $1.0 million deductible level from 130% of expected total losses to approximately 117% of expected total losses over the life of the 2000, 2001 and 2002 policies. The insurance purchased from AIG was funded substantially through the release by CNA to the Company of restricted marketable securities of approximately $76,500 previously pledged to CNA as collateral and the release by CNA to the Company of premium payments and deposits approximating $24,700 previously paid to CNA. Of the total premium paid by the Company to AIG, AIG deposited $94,400 into an interest bearing loss fund account to fund all claims under the program up to AIG’s aggregate limit. Interest on the loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate of 3.0% until all claims are closed. AIG will return to the Company that portion of the loss fund account, if any, not used or retained to pay claims, including interest earned, at intervals of 36, 60, 84 and 120 months from the date of the inception of the agreement. The maximum return amount, which is based upon a pre-determined formula, at 36 and 60 months is limited to $5,500 each, with no limit as to the return amount at 84 and 120 months. This transaction did not have an impact on the overall loss estimates associated with these policy years. Benefits to the Company include a contractual arrangement for the return of excess premium payments (the original agreement with CNA did not provide specific guidelines for the return of excess collateral) and the expected reduction of future administrative expenses associated with the 2000, 2001 and 2002 program years.
      With respect to the 2003 and 2004 policy years, the Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG to cover AIG’s estimates of claims related to the first $1.0 million ($2.0 million for policy year 2004) per occurrence. AIG deposits the funds into an interest

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
bearing loss fund account to fund all claims up to the $1.0 million per occurrence amount (2.0 million for policy year 2004). Interest on the loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at fixed annual rates. Under the 2003 program year, the Company paid $85,000 of such premium and is guaranteed to receive a 2.42% per annum fixed return on $73,500 and 1.85% on $11,500 so long as the program and the interest accrued under the program, remain with AIG for at least 7 years. If the program is terminated prior to end of the 7-year period, the interest rate is adjusted downward based upon a sliding scale. Under the 2004 program year, the Company paid $111,400 of such premiums and is guaranteed to receive a 2.92% per annum fixed return so long as the program and the related interest accrued under the program remains with AIG for a 10-year period. If the program is terminated prior to the end of the 10-year period, the interest rate is adjusted downward based upon a sliding scale. Both program years provide for an initial premium true-up eighteen months after the policy inception and annually thereafter. The true-up is based upon a pre-determined loss factor times the amount of incurred claims as of the date of the true-up.
      Under the 2003 program, AIG required the Company to provide $17,000 of collateral related to premium payment credit risk. The required collateral was provided in the form of cash and short-term investments placed into a trust account. With respect to the 2004 program year the Company reached an agreement with AIG whereby the $17,000 of collateral related to premium payment credit risk for the 2003 program would serve as collateral for the 2004 program. This amount was included as long-term marketable securities-restricted as of December 31, 2003. During the third quarter of 2004, AIG released approximately $13.6 million of this collateral to the Company in connection with the premium audit and annual loss provision adjustment for the 2003 program year. The remaining AIG workers’ compensation collateral is included with long-term marketable securities — restricted as of December 31, 2004.
      At least annually, the Company obtains an independent actuarially-determined calculation of the estimated cost of claims incurred based on the Company’s current and historical loss development trends, which is used in the Company’s development of overall loss estimates related to each open policy year. The estimated cost of the claims calculated may be revised each year by the Company and its independent actuary based on developments relating to the actual claims incurred. A certain amount of judgment is used in this estimation process by both the independent actuary and the Company.
      To the extent that the premium payments to the carriers and the related accrued interest for the first $1.0 million per occurrence of claims less claim payments made is greater than (less than) the present value of the remaining claim liability estimate accrued to date, a receivable (liability) is recorded. If the actual cost of the claims incurred is higher than the estimates determine by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could increase. If the actual cost of the claims incurred is lower than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could decrease.
      The Company accrues for workers’ compensation costs based upon premiums paid, estimated total costs of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the programs, return on investment premium dollars paid and the discount rate used to determine the net present value of the expected future claim payments to be made under the programs. At December 31, 2004 and 2003 the weighted average discount rate used to calculate the present value of claim liability was 2.83% and 2.5%, respectively. Premium payments made to AIG during 2004 and 2003 were in excess of the present value of the estimated claim liabilities. This resulted in a workers’ compensation receivable, net, at December 31, 2004 and 2003 and a significant concentration of credit risk for the Company.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
      The following table summarizes the components of the workers’ compensation receivable as of December 31, 2004 and 2003 for the AIG workers’ compensation insurance programs:

	December 31,	December 31,
	2004	2003

Premium payments to AIG	$290,803	$85,000
Interest receivable on premium payments	4,498	776
Estimated premium expense refund due	3,839	—
Claims paid by AIG	(53,226)	(14,502)
Present value of future claims liabilities	(133,199)	(46,919)

Total workers’ compensation receivable	112,715	24,355
Short-term workers’ compensation receivable, net	33,405	11,734

Long-term workers’ compensation receivable, net	$79,310	$12,621

      Accrued program expenses and prior year premium payments to CNA that were less than the present value of the estimated claim liabilities resulted in total liabilities for workers’ compensation costs at December 31, 2004 and December 31, 2003 of $5,060 and $71,118, respectively, of which $700 and $59,280, were not expected to be paid out during 2005 and therefore classified as long-term at December 31, 2004 and 2003, respectively.

7.	PROPERTY AND EQUIPMENT
      At December 31, 2004 and 2003, property and equipment consisted of the following:

	December 31,	December 31,
	2004	2003

Leasehold improvements	$2,690	$2,542
Furniture and fixtures	3,476	3,452
Equipment	2,366	2,128
Computer hardware and software	43,588	42,469

Total property and equipment	52,120	50,591
Less accumulated depreciation	(42,041)	(38,338)

	$10,079	$12,253

      For the years ended December 31, 2004, 2003, and 2002, depreciation expense was $6,554, $7,184, and $7,783, respectively.

8.	INTANGIBLE ASSETS

EPIX Acquisition
      On March 26, 2004, the Company acquired the human resource outsourcing client portfolio of EPIX and certain of its subsidiaries. The transaction was accomplished by an assignment from EPIX and its subsidiaries to the Company of all of its client service agreements, which covered approximately 2,000 clients and approximately 30,000 client employees.
      The purchase price for the acquired assets was $38,324 (including direct acquisition costs of $2,324). In connection with the acquisition, the Company entered into a $35,000 unsecured credit agreement with Bank of America, N.A. (see Note 11). The Company utilized $20,000 of this credit agreement to fund the purchase price for the acquisition and paid the remainder of the purchase price from its internal funds. Of the amount

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
paid to EPIX, $2,500 was placed in an escrow account as security for certain indemnification obligations of EPIX under the asset purchase agreement. In connection with the acquisition, the Company assumed certain employee benefit plans of EPIX that cover certain of the client employees acquired by the Company. Amounts held in the escrow account may be used by the Company under certain circumstances to reimburse or compensate itself for adverse consequences resulting from a breach by EPIX of certain representations and warranties in the asset purchase agreement or issues related to any assumed employee benefit plan that result from any action or failure to act on the part of EPIX prior to the closing date of the transaction. An amount equal to $1,250 (plus investment income earned), to the extent then held in the escrow account, will be released to EPIX on March 26, 2005, with the remaining amount, if any, released to EPIX on March 26, 2006. In June 2004, the Company converted the EPIX clients and client employees to Gevity’s Oracle Human Resource Management and Payroll applications.
      The EPIX acquisition was accounted for under the purchase method, in accordance with SFAS No. 141, Business Combinations. The results of operations for EPIX are included in the Company’s statement of operations for the period March 27, 2004 through December 31, 2004. The purchase price of $38,324 was allocated to assets acquired based upon their fair values on the date of acquisition as determined by a third party valuation and by management estimates. This resulted in 100% of the purchase price being allocated to the client service agreements intangible asset. This intangible asset is being amortized on a straight-line basis over its estimated useful life of 5 years. At December 31, 2004, the EPIX client service agreements intangible asset approximated $32,547 (net of accumulated amortization of $5,777).
      In connection with the acquisition, the Company assumed the assets and liabilities related to a non-qualified deferred compensation plan totaling $4,814. At December 31, 2004, plan assets of $4,947 are held in a rabbi trust and included in long-term investments — restricted (see Note 4) and the related deferred compensation plan liability of $4,947 is included in other long-term liabilities.
      Under the EPIX acquisition agreement, EPIX agreed to pay the Company for the assumption of certain employment related liabilities. EPIX also agreed to perform transition services through June 30, 2004 for a fee and the Company agreed to process payroll for the EPIX internal employees under a co-employment agreement. In connection with the above and as a result of net cash received by EPIX related to client billings subsequent to March 26, 2004, the Company had a receivable remaining from EPIX of approximately $630, which is included in other current assets as of December 31, 2004. Both companies finalized their review of the receivable balance as of December 31, 2004 and the Company received payment in full in January of 2005.
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

	Year Ended December 31,
	2004	2003

Pro forma revenues	$617,777	$562,969
Pro forma net income	$33,605	$14,587
Pro forma earnings per share:
— Basic	$0.15	$0.62
— Diluted	$0.14	$0.59

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

TeamStaff Acquisition
      On November 17, 2003, the Company acquired the human resource outsourcing client portfolio of TeamStaff, Inc, a New Jersey corporation (“TeamStaff”) together with other assets. The transaction was accomplished through an assignment by TeamStaff (and its subsidiaries) to the Company of all of its client service agreements, which covered approximately 1,500 clients and approximately 16,000 client employees. The other assets acquired consisted primarily of a proprietary benefits reconciliation software program and leases of certain office space occupied by TeamStaff. In addition, approximately 70 internal employees of TeamStaff became employees of the Company.
      The final purchase price for the acquired assets was $9,464 (including direct acquisition costs of approximately $214), which the Company paid in cash from its internal funds. Of this amount, $2,250 was held in an escrow account as of December 31, 2003 and was to be released based upon the retention of former TeamStaff clients acquired. In March 2004, the Company and TeamStaff agreed to release $2,250 of the original $2,500 in escrow to TeamStaff based upon the retention by Gevity of approximately 90% of the former TeamStaff client employees during the measurement period. The balance of the escrow was returned to the Company.
      The TeamStaff acquisition was accounted for by the purchase method, in accordance with SFAS No. 141, Business Combinations. The results of operations for TeamStaff are included in the Company’s statement of operations for the period November 17, 2003 through December 31, 2004. The purchase price of $7,183 as of December 31, 2003, (excluding $2,500 of contingent purchase price included with marketable securities-restricted as of December 31, 2003) was allocated to assets acquired based upon their estimated fair value on the date of acquisition as determined by third party valuation and management estimates. This resulted in 100% of the purchase price being allocated to the client service agreements intangible asset. This intangible asset is being amortized on a straight-line basis over its estimated useful life of 5 years. At December 31, 2004, the TeamStaff client service agreements intangible asset approximated $7,478 (net of accumulated amortization of $1,986). At December 31, 2003, the TeamStaff client service agreements intangible asset approximated $7,004 (net of accumulated amortization of $179).
      In accordance with the TeamStaff purchase agreement, TeamStaff and the Company agreed to prorate certain November costs and TeamStaff agreed to pay the Company for the assumption of certain employment related liabilities. TeamStaff also agreed to perform transition services through January 31, 2004, for a fee and the Company agreed to process payroll for TeamStaff’s internal employees under a co-employment arrangement through December 31, 2003. In connection with the above, and as a result of net cash received by TeamStaff related to client billings subsequent to November 17, 2003, the Company had recorded a receivable from TeamStaff of approximately $2,671 at December 31, 2003. This receivable is included in other current assets as of December 31, 2003. In March of 2004, the Company received $2,283 from TeamStaff as a result of the settlement of all amounts due to the Company.
      Pro forma information as if the TeamStaff acquisition had occurred January 1, 2002 is not significant.

Other
      During the year ended December 31, 2003, the Company purchased a listing of client service agreements for approximately $129 (including direct acquisition costs of $27). The Company finalized all open items under the purchase agreement in 2004, which resulted in a total purchase price of $141 (including direct acquisition costs of $28). At December 31, 2004 and 2003, the portion of the intangible asset related to this listing of client service agreements (which is being amortized on a straight-line basis over the estimated useful life of 5 years) is equal to $108 (net of accumulated amortization of $33) and $124 (net of accumulated amortization of $5), respectively.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

Summary of Intangible Assets
      At December 31, 2004 and 2003, intangible assets consisted of the following:

	December 31,	December 31,
	2004	2003

Client service agreements	$47,929	$7,312
Accumulated amortization	(7,796)	(184)

Intangible assets, net	$40,133	$7,128

      Amortization expense for the year ended December 31, 2004 and 2003 was $7,612 and $184, respectively. There was no amortization expense for the year ended December 31, 2002.
      Estimated amortization expense for each of the next five succeeding years is $9,638, $9,638, $9,638, $9,638 and $1,581, respectively.

9.	OTHER ASSETS
      At December 31, 2004 and 2003, other current assets consisted of the following:

	December 31,	December 31,
	2004	2003

Due from EPIX	$630	$—
Due from TeamStaff	—	2,671
Prepaid insurance	90	755
Employee receivables	1,732	1,618
Prepaid employment taxes	1,251	1,380
Other prepaid expenses	1,776	1,271
Other receivables	397	310
Short-term deposits	106	276

Total other current assets	$5,982	$8,281

      See Note 8 for a discussion of amounts due from EPIX and TeamStaff.
      At December 31, 2004 and 2003, other assets consisted of the following:

	December 31,	December 31,
	2004	2003

Deposits	$223	$5,568
Other	181	40

	$404	$5,608

      For the years ended December 31, 2004, 2003 and 2002, amortization expense, related to other assets, was $2, $2, and $333, respectively.
      During 2004, CNA released a $5,500 deposit related to the 2000-2002 workers’ compensation programs in connection with the purchase of insurance coverage from AIG related to those program years (see Note 6).

10.	HEALTH BENEFITS
      Blue Cross Blue Shield of Florida (“BCBSFL”) is the Company’s primary healthcare provider in Florida, delivering medical care benefits to approximately 21,000 Florida-based client employees. The

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
Company’s policy with BCBSFL is a minimum premium policy expiring September 30, 2005. Pursuant to this policy, the Company is obligated to reimburse BCBSFL for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and aggregate loss coverage is provided to the Company at the level of 115% of projected claims. The Company’s obligation to BCBSFL related to incurred but not reported claims is secured by a letter of credit. As of December 31, 2004 and 2003, the amount of the letter of credit for BCBSFL securing such obligations was $6,000. The amount of the letter of credit was initially intended to approximate one month’s claims payments. The policy allows for an adjustment to the letter of credit amounts based on premium volume and for increases to the claims payment factor to a maximum of two months of expected claims payments.
      Aetna Health, Inc. (“Aetna”) is the Company’s medical care benefits provider for approximately 26,000 client employees throughout the remainder of the country including client employees acquired in the acquisitions of the client service agreements of EPIX and TeamStaff. The Company’s 2004 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement whereby the PPO plan is subject to a 7.5% additional premium if actual claims are greater than projected at the inception of the policy year (maximum charge per year is 7.5% with carryover into subsequent years of amounts that exceed 7.5%).
      The Company provides coverage under various regional medical benefit plans to approximately 1,500 client employees in various areas of the country. Included in the list of medical benefit plan providers are Kaiser Foundation Health Plan, Inc. in California, HealthPartners (Minnesota) in Minnesota, Harvard Pilgrim Healthcare in Massachusetts and Capital Health Plan in the Tallahassee, Florida region. Such regional medical plans are subject to fixed cost contracts that cap the Company’s annual liability. Client employees acquired in the EPIX acquisition and the TeamStaff acquisition were provided medical care benefits under the medical benefit plans in which they participated on the date of the respective acquisitions through September 30, 2004. These plans were fixed cost contracts that capped the Company’s annual liability. On October 1, 2004, these employees were offered coverage through the Company’s on-going plans.
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
      Included in accrued insurance premiums, health and workers’ compensation insurance reserves at December 31, 2004 and December 31, 2003 are $18,831 and $20,233, respectively, of short-term liabilities related to the Company’s health benefit plans. Of these amounts $14,580 and $17,302, respectively, represent an accrual for the estimate of claims incurred but not reported at December 31, 2004 and 2003.
      Health benefit reserves are based primarily upon an independent actuarial estimate of claims incurred but not reported and for claims reported but not yet paid. The calculation of these reserves is based upon a number of factors, including current and historical claims payment patterns and medical trend rates.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

11.	REVOLVING CREDIT FACILITY
      On March 26, 2004, in connection with the EPIX acquisition (see Note 8), the Company entered into a $35,000 unsecured credit agreement with Bank of America, N.A. The credit agreement was subsequently amended on September 22, 2004 to allow the Company to purchase shares of its capital stock under certain conditions and to revise certain financial covenants (as amended, the “Credit Agreement”). Certain of the Company’s subsidiaries named in the Credit Agreement have guaranteed the obligations under the Credit Agreement. The Credit Agreement provides for revolving borrowings in an amount not to exceed $35,000 and has a term of three years. Loan advances under the agreement bear an interest rate equal to the applicable margin, (based upon a ratio of total debt to EBITDA, as defined in the Credit Agreement), plus one of the following indexes: (i) 30-day LIBOR and (ii) the Bank of America, N.A. prime rate. Up to $7,000 of the loan commitment can be made through letters of credit issued by the Bank of America. A fee, determined by reference to the applicable margin is charged on the aggregate stated amount of each outstanding letter of credit. A fee of 50 basis points per annum is charged for any unused portion of the loan commitment. The Credit Agreement includes certain financial maintenance requirements and affirmative and negative covenants, of which the Company was in compliance with all at December 31, 2004.
      On May 19, 2004 the Company repaid outstanding advances under the Credit Agreement with proceeds from its secondary offering (see Note 17). The Company recorded $277 of interest expense during 2004 related to interest on outstanding borrowings, the amortization of loan costs and unused loan commitment fees. As of December 31, 2004, there were no borrowings outstanding under the Credit Agreement.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases
      The Company occupies office facilities and leases office equipment under operating leases, which expire in various years through 2009. Rent expense was $7,373, $5,639 and $5,015 for the years ended December 31, 2004, 2003, and 2002, respectively. Future minimum payments under non-cancelable operating leases as of December 31, 2004 are as follows:

Year Ending December 31,	Amount

2005	$6,131
2006	3,755
2007	2,282
2008	2,146
2009	1,000
Thereafter	—

$15,314

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

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

Regulatory Matters
      The Company’s employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these rules affect all companies in the U.S. However, the rules that govern professional employer organizations constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship between the professional employer organization, the client and the client employees. Many federal and state laws relating to tax and employment matters were enacted before the widespread existence of professional employer organizations and do not specifically address the obligations and responsibilities of these professional employer organization relationships. If the IRS concludes that professional employer organizations are not “employers” of certain client employees for purposes of the Internal Revenue Code of 1986, as amended (the “Code”), the tax qualified status of the Company’s defined contribution retirement plan as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company, as defined, may no longer be able to assume the client’s federal employment tax withholding obligations and certain defined employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended.
      On May 13, 2002, the IRS released guidance applicable solely to the tax-qualified status of defined contribution retirement plans maintained by professional employer organizations. In that guidance, the IRS declared that it would not assert a violation of the exclusive benefit rule under Section 401(a) of the Code if a professional employer organization that maintains a single employer defined contribution retirement plan for client employees takes certain remedial action by the last day of the first plan year beginning on or after January 1, 2003. The Company maintains a frozen single employer defined contribution retirement plan benefiting certain client employees and took remedial action to qualify for the relief provided under the IRS guidance within the applicable deadline. As part of the remedial action, the plan was terminated. The Company has submitted an application to request IRS approval to proceed with the plan termination and distribution of assets (approximately $900 as of December 31, 2004).
      In conjunction with the EPIX acquisition, the Company assumed sponsorship of a frozen single employer plan. Prior to the acquisition, EPIX took remedial action to qualify for the relief provided under the IRS guidance. The plan was terminated prior to the applicable deadline and an application was submitted to the IRS to request approval to proceed with the plan termination and distribution of assets (approximately $11 million at December 31, 2004).
      The Company also maintains three defined contribution retirement plans (including two multiple employer plans acquired in the EPIX and TeamStaff acquisitions) with participants that include client employees. The plans are designed as multiple employer plans and, as such, their status is unaffected by the recent IRS guidance. Any other adverse developments in the above noted areas could have a material effect on the Company’s financial condition and future results of operations.

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

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
(“Liquidation Value”). The Purchase Agreement was entered into pursuant to a letter agreement dated March 5, 2003. Proceeds from the sale totaled $27,686, net of issuance costs of $2,314.
      Proceeds from the transaction totaling $16,272 were used to purchase from Charles S. Craig, a former director of the Company, 2,997,734 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”), at a net price of $5.38 per share, and to purchase from him options to purchase 60,000 shares of Common Stock for an aggregate price of $144. The remaining proceeds were partially used to fund the TeamStaff acquisition ($9,464), with the remaining balance added to the Company’s working capital.
      On May 19, 2004, the holders of the Series A Preferred Stock converted 100% of their holdings into the Company’s common stock. The conversion price was $5.44 per share and resulted in the issuance of 5,514,705 shares of the Company’s Common Stock. The former Series A Preferred Stock holders sold 3,555,000 shares of the 5,514,705 shares received upon conversion as part of the Company’s secondary stock offering (see Note 17).
      In connection with the original issue of the Series A Preferred Stock on June 6, 2003, the Company recorded the Series A Preferred Stock at its fair value on the date of issuance of approximately $30,000 less issuance costs of $2,314, and less an allocation of $27,298 to a beneficial conversion feature. The Company had classified the Series A Preferred Stock outside of permanent equity as a result of certain redemption features. The beneficial conversion feature resulted from the conversion feature of the Series A Preferred Stock that was in-the-money on the commitment date attributable to the increase in the market price of the Company’s common stock during the period from the date on which the conversion price was fixed (approximating market price at that time) and the date on which the Series A Preferred Stock was issued, following shareholder approval. The beneficial conversion feature was calculated as the difference between the market price and the conversion price on the date of issuance, multiplied by the number of shares of common stock into which the Series A Preferred Stock was convertible. The beneficial conversion amount was recorded as a reduction of the carrying value of the Series A Preferred Stock and an increase to additional paid-in-capital. The difference between the aggregate liquidation value of $30,000 and the initial balance of $388 recorded in the Series A Preferred Stock account on the Company’s balance sheet, as a result of the beneficial conversion feature and the cost of issuance was being amortized over the periods from the date of issuance to the respective demand redemption dates for each 10,000 share tranche, utilizing the interest method. This amortization was recognized as an increase in the carrying value of the Series A Preferred Stock and as a return to the holders of the Series A Preferred Stock and approximated $129 and $166 for the years ended December 31, 2004 and 2003, respectively.
      Following the conversion of all shares of Series A Preferred Stock into Common Stock, the Company recorded in the second quarter of 2004 a non-recurring, non-cash charge of $29,317 to retained earnings and reduced net income attributable to common shareholders by a corresponding amount. This charge was required in order to account for the acceleration of the unamortized discount related to the beneficial conversion feature and stock issuance costs. The effect of the Preferred Stock transactions (which include the accretion of redemption value of the Preferred Stock prior to conversion and the Preferred Stock dividends) reduced earnings per diluted share by $1.06 for the year ended December 31, 2004, and the Company recorded a net income attributable to common shareholders of $4,738, or $0.18 per diluted share for the year.

14.	RELATED PARTIES
      Certain members of the Board of Directors utilized the services of the Company with respect to themselves and/or their companies. The amount of service fees paid by the directors or their companies was $68, $60 and $60 in 2004, 2003, and 2002, respectively.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

15.	RETIREMENT PLAN
      The Company offers a defined contribution 401(k) retirement plan to its internal employees as well as its external client employees. In 2004 and 2003, the Company matched 50% of internal employees’ contributions up to a maximum of 2% of employees’ compensation. The Company had 401(k) retirement matching expense of $637 and $184, for the years 2004 and 2003, respectively. In 2002, the Company did not match any portion of internal employees’ elective contributions. The Company’s 401(k) plan is designed to be a “multiple employer” plan under the Internal Revenue Code Section 413(c). This “multiple employer” plan enables employee-owners, as well as highly compensated internal and external employees of the Company, to participate.

16.	GEOGRAPHIC MARKET CONCENTRATION AND DEPENDENCE ON KEY VENDORS
      Geographic Market Concentration — As of December 31, 2004, the Company had offices in thirteen states and client employees in all 50 states and the District of Columbia. The Company’s billings to Florida clients accounted for 54%, 61% and 74% of the Company’s total client billings in 2004, 2003 and 2002, respectively. As a result of the size of the Company’s base of client employees in Florida, the Company’s profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in Florida. Any adverse change in either of these conditions could have a material adverse effect on the Company’s future profitability and growth prospects.
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
      On May 19, 2004, the Company completed its secondary public stock offering of 1,750,000 shares of its common stock for $21.75 per share, less underwriting discounts and commissions of $1.305 per share. Net proceeds to the Company from the offering totaled approximately $34,727 (net of $1,052 of stock issuance costs). A portion of the proceeds from the offering totaling $20,000 was used to repay outstanding borrowings under the Company’s credit agreement with Bank of America, N.A. The remainder of the proceeds were used for working capital and general corporate purposes.
      Included in the public offering were 3,770,000 shares of the Company’s common stock sold by selling shareholders. Selling shareholders included the former preferred stockholders (who sold 3,555,000 shares) (see Note 13) and certain members of management, directors and other selling shareholders (who sold an aggregate of 215,000 shares). Proceeds from the sale of these shares went directly to the selling shareholders. The shares sold by the former holders of the Series A Preferred Stock included 720,000 shares purchased by the underwriters pursuant to an over allotment option granted to them. In connection with the secondary offering, all shares of Series A Preferred Stock were converted into common stock.

Employee Stock Option Plan
      In 1997, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan”). The 1997 Plan provides for various equity incentives, including options, to be granted to key employees, officers, and directors of the Company. Initially, 2,500,000 shares of common stock were authorized for issuance under the 1997 plan. In May of 2000, shareholders approved an amendment to the 1997 Plan that increased the number of

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
shares reserved for issuance under the plan to 4,500,000 shares. Options granted to date under the 1997 Plan generally have a vesting period of 4 years for officers and key employees and generally are immediately vested for non-employee directors. Options may not be exercised more than 10 years from the date of the grant.
      In May 2002, the shareholders approved the 2002 Incentive Plan (the “2002 Plan”). The 2002 Plan provides for various equity incentives including options, to be granted to key employees, officers, and directors of the Company. Under the 2002 Plan, 2,000,000 shares of Common Stock were authorized for issuance. Options granted to date under the 2002 Plan have a vesting period of 4 years and may not be exercised more than 10 years from the date of the grant.
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

	Year Ended December 31,

	2004	2003	2002

Risk-free interest rate	4.46%	4.61%	5.03%
Expected dividend yield	1.01%	1.10%	5.13%
Expected volatility	76.68%	77.18%	79.61%
Expected option life (in years)	6.6	7.0	7.0
      Using the Black-Scholes option-pricing model, the weighted-average fair values of options at their grant date during 2004, 2003 and 2002 were $15.55, $11.78 and $1.90, respectively.
      The following table summarizes the activity in the Company’s stock option plans for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,495,928	$7.83	5,217,433	$4.61	3,534,233	$5.13
Granted	217,332	$23.63	1,164,239	$17.95	2,277,000	$1.90
Exercised	(892,038)	$3.59	(1,440,920)	$5.23	(8,750)	$2.01
Forfeited	(589,959)	$10.61	(444,824)	$4.93	(585,050)	$4.75

Outstanding at end of year	3,231,263	$9.56	4,495,928	$7.83	5,217,433	$4.61

Exercisable at end of year	1,528,626	$8.62	1,526,714	$6.34	1,910,717	$6.57

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
      Components of stock options outstanding under the Company’s options plans as of December 31, 2004 are as follows:

	Options Outstanding			Options Exercisable

Range of	Number of	Remaining	Weighted-Average	Number of	Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 0.00 - $ 2.95	269,915	6.8 Years	$1.80	98,036	$1.74
$ 2.96 - $ 5.90	1,639,664	7.3 Years	$3.83	832,537	$3.83
$ 5.91 - $ 8.86	89,084	5.3 Years	$8.30	83,084	$8.40
$ 8.87 - $11.82	109,126	4.2 Years	$10.98	76,126	$11.42
$11.83 - $14.78	62,200	4.5 Years	$12.54	56,750	$12.42
$14.79 - $17.73	348,700	7.9 Years	$16.77	119,700	$16.83
$17.74 - $20.69	88,800	4.6 Years	$18.84	56,200	$18.19
$20.70 - $23.64	578,074	9.0 Years	$21.84	205,393	$21.85
$23.65 - $26.59	27,000	9.5 Years	$26.38	—	$—
$26.60 - $29.55	18,700	9.3 Years	$29.52	800	$29.51

	3,231,263	7.4 Years	$9.56	1,528,626	$8.62

      On February 15, 2005, the Company issued approximately 314,000 stock options to officers, key employees and non-employee directors of the Company under the Company’s 2002 Plan at the option price of $21.14. In addition, approximately 82,000 shares of restricted stock were issued to key employees under the 2002 Plan subject to a 4-year vesting period.

Employee Stock Purchase Plan
      The Company has a shareholder approved employee stock purchase plan. The first offering period of the plan was from July 1 through December 31, 2001. Internal employees of the Company, who regularly work more than 20 hours per week and have been employed with the Company for at least ninety days prior to the offering period, are eligible to participate in the plan. Participants, through payroll deduction, may purchase a maximum of 500 shares during the offering period at a cost of 85% of the lower of the stock price as of the beginning or ending of the stock offering period. During 2004, 27,777 shares of common stock (from treasury) were sold to employees participating in the Company’s employee stock purchase plan for proceeds of approximately $366. Employees purchased 45,500 shares under this plan during 2003 (issued from treasury) for proceeds of approximately $156.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

18.	EARNINGS PER SHARE
      The reconciliation of net income attributable to common stock and shares outstanding for the purposes of calculating basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended 2004:
Basic EPS:
Net income	$34,618
Non-recurring, non-cash charge attributable to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the convertible, redeemable preferred stock	29,317
Non-cash charges attributable to beneficial conversion feature and accretion of redemption value of convertible, redeemable preferred stock	129
Preferred stock dividends	434

Net income attributable to common shareholders	4,738	24,124,803	$0.20

Effect of dilutive securities:
Options to purchase common stock		1,609,712

Diluted EPS:
Net income attributable to common shareholders	$4,738	25,734,515	$0.18

For the year ended 2003:
Basic EPS:
Net income	$15,391
Non-cash charges attributable to beneficial conversion feature and accretion of redemption value of convertible, redeemable preferred stock	166
Preferred stock dividends	781
Assumed preferred stock dividend (assuming full distribution of net income)	1,439

Net income attributable to common shareholders	13,005	19,686,185	$0.66

Effect of dilutive securities:
Options	—	1,805,199
Convertible, redeemable preferred stock	2,386	3,157,735

Diluted EPS:
Net income	$15,391	24,649,119	$0.62

For the year ended 2002:
Basic EPS:
Net income	$4,737	20,722,100	$0.23

Effect of dilutive securities:
Options	—	351,834

Diluted EPS:
Net income	$4,737	21,073,934	$0.22

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
      For the years ended December 31, 2004, 2003, and 2002 options to purchase 587,149, 219,000 and 2,459,000 shares of common stock respectively, (weighted for the time period they were outstanding) were excluded from the diluted earnings per share calculation because the exercise price of the options was greater than the average price of the common stock for the year. In addition during 2004, inclusion of the Series A Preferred Stock on an “if converted” basis for the period it was outstanding would have been antidilutive and therefore was not reflected in the diluted EPS computation.

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
      The provision (benefit) for income taxes for the year ended December 31, 2004 is as follows:

	Current	Deferred	Total

U.S. Federal Tax	$13,705	$1,323	$15,028
State and local tax	2,518	129	2,647

Total provision	$16,223	$1,452	$17,675

      The provision for income taxes for the year ended December 31, 2003 is as follows:

	Current	Deferred	Total

U.S. Federal Tax	$4,318	$2,625	$6,943
State and local tax	312	326	638

Total provision	$4,630	$2,951	$7,581

      The provision (benefit) for income taxes for the year ended December 31, 2002 is as follows:

	Current	Deferred	Total

U.S. Federal Tax	$3,939	$(1,851)	$2,088
State and local tax	669	(406)	263

Total provision (benefit)	$4,608	$(2,257)	$2,351

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
      The reconciliation of the income tax amounts based on the statutory U.S. Federal rate to the amounts based on the effective tax rate for the years ended December 31, 2004, 2003 and 2002, is as follows:

	2004	2003	2002

Statutory U.S. Federal tax at 35%	$18,303	$8,040	$2,481
Increase (reduction) from:
State and local tax, less Federal benefit	1,721	638	263
Tax credits	(907)	(1,108)	(626)
Change in tax reserves	(1,090)	—	—
Other, net	(352)	11	233

Total tax provision	$17,675	$7,581	$2,351

Effective tax rate	33.8%	33.0%	33.2%

      The components of deferred tax assets and liabilities included on the balance sheet at December 31, 2004 and 2003 are as follows:

	2004	2003

Deferred Tax Assets:
Reserves not currently deductible	$30,042	$34,135
Tax basis in excess of book basis of intangible assets	3,965	1,524
Tax credit carryover	—	4,108

Total deferred tax assets	34,007	39,767

Deferred Tax Liabilities:
Unearned revenue	31,760	35,833
Depreciation	1,585	1,820

Total deferred tax liabilities	33,345	37,653

Net deferred tax asset	$662	$2,114

Balance Sheet Classification:
Current:
Net current deferred tax (liability) asset	$(1,718)	$2,410
Non-current:
Net non-current deferred tax asset (liability)	2,380	(296)

Net deferred tax asset	$662	$2,114

      The Company’s net (payment) or net refund of income taxes was ($458) in 2004, $930 in 2003 and ($1,747) in 2002. For the years ended December 31, 2004, 2003 and 2002, the Company has generated tax credits of $1,396, $1,192 and $961, respectively. As of December 31, 2004 the Company has not reduced the net deferred tax asset recorded by a valuation allowance. Management has determined that based upon the weight of current available evidence, it is more likely than not that all of the net deferred tax asset will be realized.
      The Company has a reserve for tax contingencies of $2.8 million at December 31, 2004. The Company is not currently under examination by state income tax authorities or by the U.S. Internal Revenue Service. In the opinion of management, any liability that may arise in the future, from an examination of its income tax

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
returns would not be expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

20.	QUARTERLY FINANCIAL DATA (UNAUDITED):
      The following table presents certain unaudited results of operations data for the interim quarterly periods during the years ended December 31, 2004 and 2003. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America, have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period.

	Quarter Ended

	2004				2003

	Dec. 31(1)	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

	(Dollars in thousands, except per share data)
Revenues	$153,533	$147,969	$158,067	$125,912	$118,082	$102,833	$102,142	$102,770
Gross profit	$53,780	$44,102	$45,669	$35,790	$34,285	$28,794	$27,861	$24,778
Gross profit margin	35.0%	29.8%	28.9%	28.4%	29.0%	28.0%	27.3%	24.1%
Operating income	$19,216	$11,811	$11,330	$9,204	$7,372	$5,737	$4,976	$3,500
Net income	$12,491	$8,131	$7,631	$6,365	$5,056	$4,118	$3,617	$2,600
Earnings per share:
— Basic	$0.46	$0.30	$(0.95)	$0.31	$0.20	$0.17	$0.16	$0.12
— Diluted	$0.44	$0.29	$(0.95)	$0.24	$0.19	$0.16	$0.15	$0.12

(1)	Included in the fourth quarter of 2004 is the positive impact of an approximate $5,374 year end adjustment ($3,558 after tax) to previously estimated cost of workers’ compensation claims in recognition of continued favorable trends in the Company’s insurance programs. Also included is the positive impact of an approximate $5,463 year end adjustment ($3,616 after tax) related to favorable medical benefit plan experience and the resulting adjustment to incurred by not reported claims at December 31, 2004.

21.	SUBSEQUENT EVENT
      On February 17, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable on April 29, 2005, to holders of record on April 15, 2005.

GEVITY HR, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In thousands of dollars)

Balance,	Provision			Balance,
January 1,	for Bad	Determined	Account	December 31,
2004	Debts	Uncollectible	Recoveries	2004

$811	$348	$(677)	$323	$805

Balance,	Provision			Balance,
January 1,	for Bad	Determined	Account	December 31,
2003	Debts	Uncollectible	Recoveries	2003

$831	$305	$(568)	$243	$811

Balance,	Provision			Balance,
January 1,	for Bad	Determined	Account	December 31,
2002	Debts	Uncollectible	Recoveries	2002

$747	$491	$(739)	$332	$831

S-1