Form 10-Q
period 2005-03-31
GEVITY HR INC
filed 2005-05-09
CIK 1035185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

or

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to__________________

Commission File No. 0-22701

GEVITY HR, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0735612 (I.R.S. Employer Identification No.)

600 301 Blvd West Bradenton, FL (Address of principal executive offices)	34205 (Zip Code)

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

Yes ☒   No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of common stock	Outstanding as of April 30, 2005
Par value $0.01 per share	27,661,213

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in $000‘s, except share and per share data)

	For the Three Months Ended March 31,
	2005	2004

Revenues	$153,880	$125,912
Cost of services	110,251	90,122

Gross profit	43,629	35,790

Operating expenses:
Salaries, wages and commissions	17,387	16,278
Other general and administrative	10,460	8,128
Depreciation and amortization	3,753	2,180

Total operating expenses	31,600	26,586

Operating income	12,029	9,204
Interest income, net	157	286
Other income, net	16	10

Income before income taxes	12,202	9,500
Income tax provision	4,027	3,135

Net income	8,175	6,365

Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	--	94

Preferred stock dividends	--	321

Assumed preferred stock dividend (assuming full
distribution of net income)	--	1,061

Net income attributable to common shareholders	$8,175	$4,889

Net income per common share
- Basic	$0.30	$0.25

- Diluted	$0.29	$0.24

Weighted average common shares outstanding
- Basic	27,457,849	19,319,674
- Diluted	28,571,780	26,771,949

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in $000‘s)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$66,781	$40,776
Certificates of deposit – restricted	6,033	6,033

Marketable securities – restricted	4,188	4,168
Accounts receivable, net	122,006	99,790
Short-term workers' compensation receivable, net	39,405	33,405

Other current assets	11,493	5,982

Total current assets	249,906	190,154
Property and equipment, net	9,774	10,079
Long-term marketable securities – restricted	7,947	8,435

Long-term workers' compensation receivable, net	87,426	79,310
Intangible assets, net	37,723	40,133

Goodwill	8,692	8,692

Deferred tax asset, net	2,631	2,380

Other assets	375	404

Total assets	$404,474	$339,587

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
UNAUDITED
(in $000‘s, except share and per share data)

	March 31, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued payroll and payroll taxes	$142,295	$111,687
Accrued insurance premiums, health and
workers' compensation insurance reserves	22,883	23,191
Customer deposits and prepayments	35,275	11,897
Accounts payable and other accrued liabilities	4,531	4,907
Income taxes payable	14,140	11,786
Deferred tax liability, net	3,034	1,718

Dividends payable	1,936	1,642

Total current liabilities	224,094	166,828
Long-term accrued workers' compensation
insurance reserves	700	700

Other long-term liabilities	6,206	6,885

Total liabilities	231,000	174,413

Commitments and contingencies (see notes)
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized,
30,694,307 and 30,408,220 issued and outstanding as of March 31,
2005 and December 31, 2004, respectively	307	304

Additional paid-in capital	156,551	152,670
Retained earnings	34,659	28,417

Deferred compensation	(1,677)	--

Treasury stock (3,033,677 and 3,034,974 shares at cost, respectively)	(16,366)	(16,217)

Total shareholders' equity	173,474	165,174

Total liabilities and shareholders' equity	$404,474	$339,587

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in $000‘s)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,175	$6,365
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,753	2,180
Deferred tax provision, net	1,065	1,190
Provision for bad debts	117	164
Other	51	86
Changes in operating working capital:
Accounts receivable, net	(22,333)	(26,923)
Other current assets	(5,511)	(6,279)
Workers' compensation receivable, net	(14,116)	(14,715)
Other assets	29	(159)
Accrued insurance premiums, health and
workers' compensation insurance reserves	(308)	4,325
Accrued payroll and payroll taxes	30,608	21,842
Accounts payable and other accrued liabilities	(376)	1,497
Income taxes payable	3,514	1,605
Customer deposits and prepayments	23,378	15,699
Other long-term liabilities	(175)	49

Net cash provided by operating activities	27,871	6,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(36)	(29,060)
Maturities of marketable securities and certificates of deposit	--	28,583
Assets acquired in business acquisitions	--	(37,274)
Capital expenditures	(1,034)	(1,232)

Net cash used in investing activities	(1,070)	(38,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends to shareholders	(1,639)	(1,267)
Proceeds of credit line borrowing	--	20,000
Debt issuance costs	--	(192)
Proceeds from issuance of common shares	843	1,155

Net cash (used in) provided by financing activities	(796)	19,696

Net increase (decrease) in cash and cash equivalents	26,005	(12,361)
Cash and cash equivalents - beginning of period	40,776	44,682

Cash and cash equivalents - end of period	$66,781	$32,321

Supplemental disclosure of cash flow information:
Income taxes paid	$552	$340

Interest paid	$43	$10

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in $000‘s, except share and per share data)

1.       GENERAL

        The accompanying unaudited condensed consolidated financial statements of Gevity HR, Inc. and subsidiaries (collectively, the “Company” or “Gevity”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (the “Form 10-K”). The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

        The Company’s significant accounting policies are disclosed in Note 1 of the Company’s consolidated financial statements contained in the Form 10-K. The Company’s critical accounting estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K. On an ongoing basis, the Company evaluates its policies, estimates and assumptions, including those related to revenue recognition, workers’ compensation receivable/reserves, intangible assets, medical benefit plan liabilities, state unemployment taxes, allowance for doubtful accounts, and deferred taxes. Since the date of the Form 10-K, there have been no material changes to the Company’s significant accounting policies and critical accounting estimates.

        Certain prior period amounts have been reclassified to conform to current period presentation.

Significant Accounting Policies

        Stock-Based Compensation — In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods.

        As permitted by SFAS No. 123, and as amended by SFAS No. 148, the Company has elected to continue to account for its stock option plans in accordance with the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. Intrinsic value per share is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. This has resulted in no compensation expense recognized for stock options issued and compensation expense recognized for awards of restricted stock under the Company’s stock compensation plans (see Note 9). Had compensation cost for the stock options granted under the plans been determined based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended
		March 31, 2005	March 31, 2004

Net income	As reported	$8,175	$6,365
Add: Total stock-based
compensation included in
net income, net of tax
effect	As reported	37	-
Less: Total stock-based
employee compensation
expense determined under
fair value method for all
awards, net of tax effect	Pro forma	(757)	(761)

Net income	Pro forma	$7,455	$5,604

Basic earnings per share	As reported	$0.30	$0.25
	Pro forma	$0.27	$0.21
Diluted earnings per share	As reported	$0.29	$0.24
	Pro forma	$0.26	$0.21

        In December 2004, FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS No 123(R)”). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS 123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as cash inflow from financing activities rather than as a reduction of taxes paid. On April 14, 2005, the effective date of SFAS 123(R) was amended by the Securities and Exchange Commission. As a result, SFAS 123(R) is now effective for the Company beginning January 1, 2006.

        The Company is evaluating the requirements of SFAS No. 123(R) and the Company expects that the adoption will have a significant impact on its consolidated results of operations and earnings per share. The impact of the adoption of SFAS No.123(R) cannot be predicted at this time because it will depend on levels of share-base payments granted in the future. The Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than the current practice of disclosure of the impact on its consolidated net income within the footnotes. The amounts currently disclosed within the Company’s footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No.123(R). Compensation expense calculated under SFAS No. 123(R) may differ from amounts currently disclosed within the Company’s footnotes based on changes in the fair value of its common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123(R) the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.

2.       MARKETABLE SECURITIES — RESTRICTED

        At March 31, 2005 and December 31, 2004, the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale and restricted mutual funds classified as trading.

        Restricted money market funds relate to collateral held in connection with the Company’s workers’ compensation programs and collateral held in connection with the Company’s general insurance programs. These securities are recorded at fair value. The interest earned on these investments is recognized as interest income on the Company’s condensed consolidated statements of operations.

        Restricted marketable securities designated as trading are mutual funds held in a rabbi trust in connection with a non-qualified deferred compensation plan. These securities are recorded at fair value. Realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recognized in net income as they occur.

        The fair value of the marketable securities portfolio by type and classification as of March 31, 2005 and December 31, 2004 is as follows:

	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value

As of March 31, 2005:
Short-term
Money market - restricted	$4,188	$--	$4,188

Total short-term marketable securities - restricted	$4,188	$--	$4,188

Long-term
Money market - restricted	$3,504	$--	$3,504
Mutual funds - trading - restricted	4,443	--	4,443

Total long-term marketable securities - restricted	$7,947	$--	$7,947

As of December 31, 2004:
Short-term
Money market - restricted	$4,168	$--	$4,168

Total short-term marketable securities - restricted	$4,168	$--	$4,168

Long-term
Money market - restricted	$3,488	$--	$3,488
Mutual funds - trading - restricted	4,947	--	4,947

Total long-term marketable securities - restricted	$8,435	$--	$8,435

        For the three months ended March 31, 2005 and March 31, 2004, there were no realized gains or losses from the sale of marketable securities. As of March 31, 2005 and December 31, 2004, there were no unrealized gains or losses on marketable securities.

3.       ACCOUNTS RECEIVABLE

        At March 31, 2005 and December 31, 2004, accounts receivable from clients consisted of the following:

	March 31, 2005	December 31, 2004

Billed to clients	$6,205	$17,886
Unbilled revenues	116,334	82,709

	122,539	100,595
Less: Allowance for doubtful accounts	(533)	(805)

Total	$122,006	$99,790

The Company establishes an allowance for doubtful accounts based upon management’s assessment of the collectibility of specific accounts and other potentially uncollectible amounts. The Company reviews its allowance for doubtful accounts on a quarterly basis.

4.       WORKERS’ COMPENSATION RECEIVABLE/ RESERVES

        The Company has had a loss sensitive workers’ compensation insurance program since January 1, 2000. The program is insured by CNA for the 2000, 2001 and 2002 program years. The program is currently insured by AIG and includes coverage for the 2003, 2004 and 2005 program years. In states where private insurance is not permitted, client employees are covered by state insurance funds.

        The insured loss sensitive programs provide insurance coverage for claims incurred in each plan year but which may be paid out over future periods dependent upon the nature and extent of the worksite injury. The fully insured loss sensitive programs provide for a sharing of risk between the insurance companies and the Company whereby the Company is responsible for paying, through the respective insurance company, the first $1.0 million per occurrence of claims for policy years 2000 through 2003 and $2.0 million per occurrence of claims for policy years 2004 and 2005, and the respective insurance company is responsible for amounts in excess of the Company’s per occurrence amount. For the 2005 and 2004 program years, the Company purchased additional insurance coverage from Munich American Reassurance Company for the layer of claims between $0.750 million and $2.0 million per occurrence for 2005 and for the layer of claims between $1.0 million and $2.0 million per occurrence for 2004. The workers’ compensation insurance programs are fully insured policies written by the respective carriers. If the Company were to fail to make premium payments to the carriers as scheduled, then the carriers would be responsible for the payment of all losses under the terms of the policy.

        For policy years 2000 through 2003, the Company obtained aggregate stop-loss insurance coverage through CNA and AIG, as applicable, further limiting its ultimate liability. The stop loss coverage provided by CNA for the 2000-2002 program years limits the Company’s aggregate exposure for claims below the $1.0 million per occurrence level to 130% of the expected losses as determined by CNA. The stop loss coverage provided by AIG for the 2003 program year limits the Company’s aggregate exposure for claims below the $1.0 million per occurrence level to 175% of the expected losses as determined by AIG. The Company did not purchase aggregate stop loss coverage for the 2005 and 2004 program years as the Company believed that the risk of losses exceeding the proposed aggregate stop loss level was remote.

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

        With respect to the 2003, 2004 and 2005 policy years, the Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG to cover AIG’s estimates of claims related to the first $1.0 million ($2.0 million for policy years 2005 and 2004) per occurrence. AIG deposits the funds into an interest bearing loss fund account to fund all claims up to the $1.0 million per occurrence amount ($2.0 million for policy years 2005 and 2004). Interest on the loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at fixed annual rates. Under the 2003 program year, the Company paid $85,000 of such premium and is guaranteed to receive a 2.42% per annum fixed return on $73,500 and 1.85% on $11,500 so long as the program and the interest accrued under the program, remain with AIG for at least 7 years. If the program is terminated prior to end of the 7-year period, the interest rate is adjusted downward based upon a sliding scale. Under the 2004 program year, the Company paid $111,400 of such premiums and is guaranteed to receive a 2.92% per annum fixed return so long as the program and the related interest accrued under the program remain with AIG for a 10-year period. If the program is terminated prior to the end of the 10-year period, the interest rate is adjusted downward based upon a sliding scale. Under the 2005 program year, the Company pays $100,000 of such premiums and is guaranteed to receive a 3.75% per annum fixed return so long as the program and the related accrued interest under the program remain with AIG for a 10-year period. If the program is terminated prior to the end of the 10-year period, the interest rate is adjusted downward based upon a sliding scale. All program years provide for an initial premium true-up eighteen months after the policy inception and annually thereafter. The true-up is based upon a pre-determined loss factor times the amount of incurred claims as of the date of the true-up.

        Under the 2003 program, AIG required the Company to provide $17,000 of collateral related to premium payment credit risk. The required collateral was provided in the form of cash and short-term investments placed into a trust account. With respect to the 2004 program year the Company reached an agreement with AIG whereby the $17,000 of collateral related to premium payment credit risk for the 2003 program would serve as collateral for the 2004 program. During the third quarter of 2004, AIG released approximately $13,600 of this collateral to the Company in connection with the premium audit and annual loss provision adjustment for the 2003 program year. The remaining AIG workers’ compensation collateral is included with long-term marketable securities – restricted as of March 31, 2005 and December 31, 2004. No additional collateral was required by AIG for the 2005 program year.

        At least annually, the Company obtains an independent actuarially-determined calculation of the estimated cost of claims incurred based on the Company’s current and historical loss development trends, which is used in the Company’s development of overall loss estimates related to each open policy year. The estimated cost of the claims calculated may be revised during each year by the Company and its independent actuary based on developments relating to the actual claims incurred. A certain amount of judgment is used in this estimation process by both the independent actuary and the Company.

        To the extent that the premium payments to the carriers and the related accrued interest for the Company’s per occurrence responsibility of claims less claim payments made is greater than (less than) the present value of the remaining claim liability estimate accrued to date, a receivable (liability) is recorded. If the actual cost of the claims incurred is higher than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could increase. If the actual cost of the claims incurred is lower than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could decrease.

        The Company accrues for workers’ compensation costs based upon premiums paid, estimated total costs of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the programs, return on investment premium dollars paid and the discount rate used to determine the net present value of the expected future claim payments to be made under the programs. At March 31, 2005 and December 31, 2004 the weighted average discount rate used to calculate the present value of the claim liability was 3.06% and 2.83% respectively. Premium payments made to AIG during 2005, 2004 and 2003 were in excess of the present value of the estimated claim liabilities. This resulted in a workers’ compensation receivable, net, at March 31, 2005 and December 31, 2004 of $126,831 and $112,715, respectively, of which $39,405 and $33,405 was classified as short-term at March 31, 2005 and December 31, 2004, respectively. This receivable represents a significant concentration of credit risk for the Company.

5.       INTANGIBLE ASSETS

        At March 31, 2005 and December 31, 2004, intangible assets consisted of the following:

	March 31, 2005	December 31, 2004

Purchased client service agreements	$47,929	$47,929
Accumulated amortization	(10,206)	(7,796)

Intangible assets, net	$37,723	$40,133

        Amortization expense for the three months ended March 31, 2005 and 2004 was $2,410 and $459, respectively. Estimated amortization expense for the remainder of 2005 and for each of the next four succeeding years is $7,228, $9,638, $9,638, $9,638 and $1,581, respectively.

6.       HEALTH BENEFITS

        Blue Cross Blue Shield of Florida (“BCBSFL”) is the Company’s primary healthcare provider in Florida, delivering medical care benefits to approximately 21,000 Florida-based client employees. The Company’s policy with BCBSFL is a minimum premium policy expiring September 30, 2005. Pursuant to this policy, the Company is obligated to reimburse BCBSFL for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and the aggregate stop-loss coverage is provided to the Company at the level of 115% of projected claims. The Company’s obligation to BCBSFL related to incurred but not reported claims is secured by a letter of credit. As of March 31, 2005 and December 31, 2004, the amount of the letter of credit for BCBSFL securing such obligations was $6,000. The amount of the letter of credit was originally intended to approximate one month’s claims payments. The policy allows for an adjustment to the letter of credit amounts based on premium volume and for increases to the claims payment factor to a maximum of two months of expected claims payments.

        Aetna is the primary medical care benefits provider for approximately 26,000 client employees throughout the remainder of the country. The Company’s 2005 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement whereby the PPO plan is subject to a 7.5% additional premium if actual claims are greater than projected at the inception of the policy year (maximum charge per year is 7.5% with carryover into subsequent years of amounts that exceed 7.5%).

        The Company provides coverage under various regional medical benefit plans to approximately 1,500 client employees in various areas of the country. Included in the list of medical benefit plan providers are Kaiser Foundation Health Plan, Inc. in California, Health Partners (Minnesota) in Minnesota, Harvard Pilgrim Healthcare in Massachusetts and Capital Health Plans in the Tallahassee, Florida region. These regional plans are subject to fixed cost contracts that cap the Company’s liability.

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

        Beginning October 1, 2004, part-time employees of clients are eligible to enroll in limited benefit programs from Star HRG. These plans include fixed cost sickness, accident and dental insurance programs, and a vision discount plan.

        Included in accrued insurance premiums, health and workers’ compensation insurance reserves at March 31, 2005 and December 31, 2004 are $18,326 and $18,831, respectively, of short-term liabilities related to the Company’s health care plans. Of these amounts $13,904 and $14,580, respectively, represent an accrual for the estimate of claims incurred but not reported at March 31, 2005 and December 31, 2004. There were no long-term liabilities related to the Company’s health benefit plans at March 31, 2005 and December 31, 2004.

        Health benefit reserves are based primarily upon an annual independent actuarial estimate of claims incurred but not reported and for claims reported but not yet paid at year end and a rollforward analysis by the Company at interim dates. The calculation of these reserves is based upon a number of factors, including current and historical claims payment patterns and medical trend rates.

7.       REVOLVING CREDIT FACILITY

        The Company maintains a $35,000 unsecured credit agreement with Bank of America, N.A. Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit agreement provides for revolving borrowings in an amount not to exceed $35,000 and has a three-year term that expires on March 26, 2007. Loan advances under the agreement bear an interest rate equal to the applicable margin (based upon a ratio of total debt to EBITDA, as defined in the credit agreement), plus one of the following indexes: (i) 30-day LIBOR and (ii) the Bank of America, N.A. prime rate. Up to $7,000 of the loan commitment can be made through letters of credit issued by the Bank of America. A fee, determined by reference to the applicable margin will be charged on the aggregate stated amount of each outstanding letter of credit. A fee of 50 basis points per annum is charged for any unused portion of the loan commitment. There were no outstanding advances under the credit agreement at March 31, 2005 and December 31, 2004. The Company recorded $59 of interest expense for the three months ended March 31, 2005 related to the amortization of loan costs and unused loan commitment fees. Interest expense for the three months ended March 31, 2004 was approximately $10. The credit agreement includes certain financial maintenance requirements and affirmative and negative covenants, all of which the Company was in compliance with at March 31, 2005.

8.       COMMITMENTS AND CONTINGENCIES

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

        From time to time, the Company is made a party to claims based upon the acts or omissions of its clients and its clients’ employees and vigorously defends against such claims.

Regulatory Matters

        The Company’s employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these rules affect all companies in the U.S. However, the rules that govern professional employer organizations constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship between the professional employer organization, the client and the client employees. Many federal and state laws relating to tax and employment matters were enacted before the widespread existence of professional employer organizations and do not specifically address the obligations and responsibilities of these professional employer organization relationships. If the Internal Revenue Service concludes that professional employer organizations are not “employers” of certain client employees for purposes of the Internal Revenue Code of 1986, as amended, the tax qualified status of the Company’s defined contribution retirement plans in effect prior to April 1, 1997 could be revoked, its cafeteria benefits plan may lose its favorable tax status and the Company, as defined, may no longer be able to assume the client’s federal employment tax withholding obligations and certain defined employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended.

9.       EQUITY

Employee Stock Option Plans

        During the three months ended March 31, 2005 and March 31, 2004, the Company issued 203,488 and 224,453 shares, respectively, of its common stock to directors, officers and employees of the Company under the Company’s stock option plans for aggregate proceeds of approximately $816 and $966, respectively, including 8,716 shares of its common stock received in lieu of cash for the exercise of stock options during the three months ended March 31, 2005. The shares received by the Company were valued at approximately $161 (which was calculated based upon the market value of the stock on the date of exercise) and are included as treasury shares as of March 31, 2005.

        On February 15, 2005, the Company granted 82,599 shares of restricted common stock, under its 2002 Stock Incentive Plan, to certain employees of the Company. Under the terms of the grant, the recipients are entitled to dividends declared, if any, and voting rights for each share of restricted stock granted. The intrinsic value of the grant, based upon the market value of the stock on the date of grant, was approximately $1,746. The value of the grant was recorded in equity as deferred compensation and is being amortized to compensation expense over the vesting period of 4 years. For the three months ended March 31, 2005, the Company recognized related compensation expense of approximately $55 ($37 net of related income taxes). As of March 31, 2005, 81,933 shares of restricted stock remain outstanding and 666 shares were forfeited and included as treasury shares. There was no restricted stock outstanding at December 31, 2004 and no compensation expense related to restricted stock for the three months ended March 31, 2004.

Employee Stock Purchase Plan

        During the three months ended March 31, 2005 and March 31, 2004, 10,679 and 18,379 shares, respectively, of the Company’s common stock (from treasury) were sold to employees participating in the Company’s employee stock purchase plan. Proceeds from the employee stock purchase were approximately $187 for the three months ended March 31, 2005 and $189 for the three months ended March 31, 2004.

10.       INCOME TAXES

        The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for both federal and state income taxes. For the three months ended March 31, 2005 and 2004, the Company’s effective rate was 33.0%.

11.       EARNINGS PER SHARE (“EPS”)

        The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 is as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Three Months Ended March 31, 2005:
Basic EPS:
Net income	$8,175	27,457,849	$0.30

Effect of dilutive securities:
Options to purchase common stock		1,113,931

Diluted EPS:
Net income	$8,175	28,571,780	$0.29

For the Three Months Ended March 31, 2004:
Basic EPS:
Net income	$6,365
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	(94)
Preferred stock dividend	(321)

Assumed preferred stock dividend (assuming full distribution of net
income)	(1,061)

Net income attributable to common shareholders	4,889	19,319,674	$0.25

Effect of dilutive securities:
Options to purchase common stock		1,937,570
Convertible, redeemable preferred stock	1,476	5,514,705

Diluted EPS:
Net income	$6,365	26,771,949	$0.24

        For the three months ended March 31, 2005 and 2004, 806,301 and 495 options to purchase common stock, respectively, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements. The Company’s actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, elsewhere in this Form 10-Q and in the Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements”. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in this filing and in conjunction with the Form 10-K. Historical results are not necessarily indicative of trends in operating results for any future period.

OVERVIEW AND INTRODUCTION

        Gevity is a leading U.S. provider of a comprehensive, fully integrated employee management solution to small- and medium-sized businesses. The Company’s solution allows it to effectively become the insourced human resource department for its clients. Gevity creates value for its clients by helping them achieve workforce alignment, obtain administrative relief and access business protection services.

•	Workforce alignment is the term used by the Company to refer to the engagement of the right people in the right place at the right time doing the right things. The Company assists its clients in achieving workforce alignment by helping them find exceptional talent, implement formal HR processes and professional management standards, and utilize employee motivation and retention practices.

•	Administrative relief is obtained by clients through the Company’s management of employee administrative matters, such as processing of payroll, taxes and insurance premiums and by the Company’s comprehensive record keeping and technology.

•	Business protection is provided to clients by the Company helping to ensure employment-related regulatory compliance and sound risk management practices, encompassing up-to-date regulatory compliance and cost-effective risk management practices and insurance programs.

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

        The Company has transitioned its business from one that provided low cost insurance offerings and payroll processing services to its clients to one that delivers a comprehensive, fully integrated employee management solution to its clients. As a result, the Company increased its profitability by focusing on increased profitability per client employee. During this transition, the total number of client employees serviced by the Company declined from over 130,000 client employees in 1999 to under 90,000 client employees during 2003. The Company serviced approximately 125,000 client employees as of March 31, 2005.

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

        The following table provides information that the Company utilizes when assessing the financial performance of its business:

	Three Months Ended March 31,
	2005	2004	% Change

Statistical data:
Client employees at period end	125,406	138,507	(9.5%)
Clients at period end (1)	8,264	9,382	(11.9%)
Average number of client
employees/clients at period end	15.17	14.76	2.8%
Average number of client employees
paid by month (2)	117,620	103,107	14.1%
Annualized average wage per average number
of client employees paid by month (3)	$37,062	$31,759	16.7%
Annualized professional service fees per
average number of client employees
paid by month (3)	$1,165	$1,101	5.8%
Annualized gross profit per average number
of client employees paid by month (3)	$1,484	$1,388	6.9%
Annualized operating expense excluding
depreciation and amortization per
average number of client employees
paid by month (3)	$947	$947	-%

Annualized operating income per average
number of client employees paid by
month (3)	$409	$357	14.6%

(1)	Clients measured by individual client Federal Employer Identification Number (FEIN).

(2)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(3)	Annualized statistical information is based upon actual quarter-to-date amounts, which have been annualized (divided by three and multiplied by twelve) and then divided by the average number of client employees paid by month.

        The Company believes that the primary risks to its ability to increase the overall number of client employees serviced are: (i) the amount of time required for sales personnel to begin to acquire new client employees may be longer than anticipated; (ii) the current client employee retention levels may decrease if clients decide to use alternative providers to service their human resource outsourcing needs; (iii) other human resource outsourcing client employee portfolios may not be available for acquisition due to price, quality of the portfolios, or other factors; (iv) the Company (under its co-employed service option) may not be able to continue to provide insurance-related products of a quality to acquire new client employees and to retain current client employees; (v) the time to achieve acceptance by prospective clients of the Company’s new business model may be longer than anticipated, and (vi) the inexperience of much of its sales force.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue

        The following table presents certain information related to the Company’s revenues for the three months ended March 31, 2005 and March 31, 2004:

	Three Months Ended
	March 31, 2005	March 31, 2004	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$34,251	$28,387	20.7%
Employee health and welfare
benefits	80,498	65,370	23.1%
Workers' compensation	27,583	25,352	8.8%
State unemployment taxes and
other	11,548	6,803	69.7%

Total revenues	$153,880	$125,912	22.2%

Statistical data:
Gross salaries and wages (in thousands)	$1,089,818	$818,640	33.1%
Average number of client employees paid
by month (1)	117,620	103,107	14.1%
Annualized average wage per average
client employees paid by month (2)	$37,062	$31,759	16.7%
Workers' compensation
billing per one hundred dollars of
workers' compensation wages (2), (3)	$2.76	$3.27	(15.6)%
Workers' compensation manual
premium per one hundred dollars of
workers' compensation wages (3), (4)	$3.27	$3.80	(13.9)%

Annualized professional service fees
per average number of client
employees paid by month (2)	$1,165	$1,101	5.8%
Client employee health benefits
participation	38%	37%	2.7%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Annualized statistical information is based upon actual quarter-to-date amounts which have been annualized (divided by three and multiplied by twelve) and then divided by the average number of client employees paid by month.

(3)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(4)	Manual premium rate data are derived from tables of AIG in effect for 2005 and 2004, respectively.

        For the three months ended March 31, 2005, total revenues were $153.9 million compared to $125.9 million for the three months ended March 31, 2004, representing an increase of $28.0 million or 22.2%. Revenue growth was primarily a result of the acquisition of the client portfolios of EPIX Holding Corporation on March 26, 2004 (the “EPIX acquisition”). Also contributing to the growth were increases in the charges for professional service fees, as part of the Company’s strategy to emphasize the human resource consulting services that it provides to its clients, and increases in fees for providing workers’ compensation insurance and health and welfare benefits for client employees.

        As of March 31, 2005, the Company served over 8,200 clients as measured by each client’s FEIN with over 125,000 active client employees. This compares to over 9,300 clients as measured by each clients’ FEIN with over 138,000 active client employees at March 31, 2004. The change in client employees is a function of client employees added through organic growth, less attrition (primarily in the acquisition client portfolios acquired in the EPIX acquisition and in the acquisition of client portfolios of TeamStaff, Inc. on November 17, 2003), plus the net changes due to hiring and termination of employees by existing clients. Although the EPIX acquisition impacted the March 31, 2004 census information, the effect on revenues and expenses for the quarter ended March 31, 2004 was minimal as the acquisition occurred on March 26, 2004.

        The average number of paid client employees was 117,620 for the three months ended March 31, 2005, as compared to 103,107 for the three months ended March 31, 2004, representing an increase of 14.1%. The increase was primarily a result of the EPIX acquisition having a full impact on the three months ended March 31, 2005 and a minimal impact for the three months ended March 31, 2004.

        The annualized average wage of paid client employees for the three months ended March 31, 2005 increased 16.7% to $37,062 from $31,759 for the three months ended March 31, 2004. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.

        Revenues from professional service fees increased to $34.3 million for the three months ended March 31, 2005, from $28.4 million for the three months ended March 31, 2004, representing an increase of $5.9 million or 20.7%. The increase was a result of increases in annualized professional service fees per client employee of 5.8%, from $1,101 for the three months ended March 31, 2004 to $1,165 for the three months ended March 31, 2005. Such service fee increases per employee were attributable to both current and new client employees. In addition, professional service fees for the three months ending March 31, 2005 were higher as a result of the EPIX acquisition.

        Revenues for providing health and welfare benefits for the three months ended March 31, 2005 were $80.5 million as compared to $65.4 million for the three months ended March 31, 2004, representing an increase of $15.1 million or 23.1%. Health and welfare benefit plan charges primarily increased as a result of the effect of the EPIX acquisition. Additionally health and welfare benefit plan revenues increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.

        Revenues for providing workers’ compensation insurance coverage increased to $27.6 million in the three months ended March 31, 2005, from $25.4 million in the three months ended March 31, 2004 representing an increase of $2.2 million or 8.8%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the three months ended March 31, 2005, were 2.76% as compared to 3.27% for the same period in 2004, representing a decrease of 15.6%. Workers’ compensation charges increased in the first quarter of 2005 primarily due to the EPIX acquisition and was partially offset by a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates.

        The manual premium rate for workers’ compensation applicable to the Company’s clients decreased 13.9% during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Manual premium rates are generally the allowable rates that employers can be charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates reflects the change in the workers’ compensation insurance risk profile of the Company’s clients.

        Revenues from state unemployment taxes and other revenues increased to $11.5 million for the three months ended March 31, 2005 from $6.8 million for the three months ended March 31, 2004 representing an increase of $4.7 million or 69.7%. The increase was primarily due to the EPIX acquisition and an increase in state unemployment tax rates that was passed along to clients.

Cost of Services

        The following table presents certain information related to the Company’s cost of services for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31, 2005	March 31, 2004	% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$79,476	$65,368	21.6%
Workers' compensation	19,726	18,012	9.5%
State unemployment taxes and other	11,049	6,742	63.9%

Total cost of services	$110,251	$90,122	22.3%

Statistical data:
Gross salaries and wages (in thousands)	$1,089,818	$818,640	33.1%
Average number of client employees paid
by month (1)	117,620	103,107	14.1%
Workers compensation cost rate per one
hundred dollars of workers'
compensation wages (2)	$1.98	$2.33	(15.0%)
Number of workers' compensation claims (3)	1,380	1,365	1.1%
Frequency of workers' compensation
claims per one million dollars of
workers' compensation wages (2)	1.38x	1.79x	(22.9)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective period and does not include claims with respect to a specific policy year that are reported subsequent to the end of such period.

        Cost of services that include the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs were $110.3 million for the three months ended March 31, 2005, compared to $90.1 million for the three months ended March 31, 2004, representing an increase of $20.1 million or 22.3%. This increase was primarily due to the full effect of the EPIX acquisition for the three months ended March 31, 2005.

        The cost of providing health and welfare benefits to clients’ employees for the three months ended March 31, 2005 was $79.5 million as compared to $65.4 million for the three months ended March 31, 2004, representing an increase of $14.1 million or 21.6%. This increase was primarily attributable to the full effect of the EPIX acquisition for the three months ended March 31, 2005 and higher cost of health benefits. This increase was partially offset by a $1.0 million reduction in health benefit costs related to finalization of the Aetna premium true-up in the first quarter of 2005.

        Workers’ compensation costs were $19.7 million for the three months ended March 31, 2005, as compared to $18.0 million for the three months ended March 31, 2004, representing an increase of $1.7 million or 9.5%. Workers’ compensation costs increased in the first quarter of 2005 due to the net effect of an increase in workers compensation expense as a result of the full effect of the EPIX acquisition for the three months ended March 31, 2005 and an overall reduction in workers’ compensation costs due to the following factors: (i) a decrease in general premiums and taxes associated with manual premium rate decreases in Florida; (ii) a higher investment return on premium amounts with AIG associated with claims below the per occurrence deductible; and (iii) improved workers compensation claim metrics in the first quarter of 2005.

        State unemployment taxes and other costs were $11.0 million for the three months ended March 31, 2005, compared to $6.7 million for the three months ended March 31, 2004, representing an increase of $4.3 million or 63.9%. The increase primarily relates to the full effect of the EPIX acquisition in the first quarter of 2005, as well as higher state unemployment tax rates beginning January 1, 2005.

Operating Expenses

        The following table presents certain information related to the Company’s operating expenses for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31, 2005	March 31, 2004	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$17,387	$16,278	6.8%
Other general and administrative	10,460	8,128	28.7%
Depreciation and amortization	3,753	2,180	72.2%

Total operating expenses	$31,600	$26,586	18.9%

Statistical data:
Internal employees at quarter end	995	1,070	(7.0)%

        Total operating expenses were $31.6 million for the three months ended March 31, 2005 as compared to $26.6 million for the three months ended March 31, 2004, representing an increase of $5.0 million or 18.9%. Excluding depreciation and amortization, annualized operating expenses per average number of client employees paid was $947 for both of the three month periods ended March 31, 2005 and 2004.

        Salaries, wages and commissions were $17.4 million for the three months ended March 31, 2005 as compared to $16.3 million for the three months ended March 31, 2004, representing an increase of $1.1 million or 6.8%. The increase is primarily a result of the full effect of EPIX acquisition during the three months ended March 31, 2005.

        Other general and administrative expenses were $10.5 million for the three months ended March 31, 2005 as compared to $8.1 million for the three months ended March 31, 2004, representing an increase of $2.3 million or 28.7%. This increase is primarily a result of increased costs associated with the full effect of the EPIX acquisition for the quarter ended March 31, 2005, an increase in marketing costs and consulting fees associated with strategic initiatives and an increase in accounting fees related to the first year of internal control work under Section 404 of the Sarbanes-Oxley Act of 2002.

        Depreciation and amortization expenses were $3.8 million for the three months ended March 31, 2005 compared to $2.2 million for the three months ended March 31, 2004. The increase is primarily attributable to the amortization of the intangible assets associated with the EPIX acquisition.

Income Taxes

        Income taxes were $4.0 million for the three months ended March 31, 2005 compared to $3.1 million for the three months ended March 31, 2004. The increase is primarily due to an increase in taxable income for the first three months of 2005 compared to the first three months of 2004. The Company’s effective tax rate for the three months ended March 31, 2005 and 2004 was 33.0%. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

LIQUIDITY AND CASH FLOWS

Cash Flow

         General

        The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion of its human resource outsourcing portfolio through acquisitions, collateralization requirements for insurance coverage, possible acquisitions of businesses complementary to the business of the Company, and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to obtain additional capital from either private or public sources.

        The Company currently believes that its current cash balances and cash flow from operations will be sufficient to meet its operational requirements for the next 12 months. In addition the Company has an available unsecured line of credit for $35.0 million with Bank of America, N.A.

        The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees, accounts payable for capital expenditures, the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; and (iv) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on elected coverage levels by the client and the client employees. Included in the Company’s billings during the first three months of 2005 were salaries, wages and payroll taxes of client employees of $1.175 billion. The billings to clients are managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of each of the Company’s professional services agreements, the Company is obligated to make certain wage, tax and regulatory payments. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the reimbursement from the client. To the extent this objective is not achieved, short-term cash requirements can be significant. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

         Restricted Cash

        The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverage. The Company uses its certificates of deposit and marketable securities to collateralize these obligations as more fully described below. Certificates of deposit and marketable securities used to collateralize these obligations are designated as restricted in the Company’s condensed consolidated financial statements.

        At March 31, 2005, the Company had $84.9 million in total cash and cash equivalents, restricted certificates of deposit and restricted marketable securities, of which $66.8 million was unrestricted. At March 31, 2005, the Company had pledged $18.2 million of restricted certificates of deposit and restricted marketable securities as collateral for certain standby letters of credit, in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans, and in a rabbi trust in connection with a deferred compensation plan assumed in the EPIX acquisition as follows:

	March 31, 2005	December 31, 2004
	(in thousands)

Certificates of deposit - restricted:
BCBSFL standby letter of credit	$6,000	$6,000
Other	33	33

Total certificates of deposit - restricted	6,033	6,033

Short-term marketable securities - restricted:
General insurance collateral obligations - AIG	4,188	4,168

Total short-term marketable securities - restricted	4,188	4,168

Long-term marketable securities restricted:
Workers' compensation collateral - AIG	3,504	3,488
Rabbi trust	4,443	4,947

Total long-term marketable securities - restricted	7,947	8,435

Total restricted assets	$18,168	$18,636

        The amount of collateral required to be provided to Blue Cross/Blue Shield of Florida (“BCBSFL”) may increase based in part on the increase in plan participation and the requirement by BCBSFL to increase the Company’s collateralized obligations from one month’s estimate of claims payment to two months. The Company was not required to collateralize the Aetna program for 2005 and 2004.

        As of March 31, 2005, the Company has recorded a $126.8 million receivable from AIG representing premium payments made to AIG in excess of the present value of the estimated claims liability. This receivable represents a significant concentration of credit risk for the Company.

        The Company does not anticipate any additional collateral obligations to be required in 2005 for its workers’ compensation arrangements.

         Cash Flows from Operating Activities

        At March 31, 2005, the Company had net working capital of $25.8 million, including restricted funds classified as short-term of $10.2 million, as compared to $23.3 million in net working capital as of December 31, 2004, including $10.2 million of restricted funds classified as short-term.

        Net cash provided by operating activities was $27.9 million for the three months ended March 31, 2005 as compared to net cash provided by operating activities of $6.9 million for the three months ended March 31, 2004, representing an increase of $20.9 million. The overall increase in cash provided by operating activities is primarily attributable to the favorable timing of the receipts of customer payments and tax payments at March 31, 2005 as well as the increase in net income during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. There were also other net changes in working capital items, including accounts receivable, accrued insurance premiums and income taxes payable.

        If current workers’ compensation trends continue, the Company expects to receive approximately $39.1 million from AIG during the third quarter of 2005 as a return premium from AIG in connection with the annual premium adjustment related to the 2003 and 2004 program years. Additional releases of premium by AIG are also anticipated in future years if such trends continue. The Company believes that it has provided AIG a sufficient amount of cash to cover its short-term and long-term workers compensation obligations related to open policy years.

         Cash Flow from Investing Activities

        Cash used in investing activities for the three months ended March 31, 2005 of $1.1 million, primarily relates to capital expenditures for technology-related items. Cash used in investing activities for the three months ended March 31, 2004 of $39.0 million primarily related to the $37.3 million used in the acquisitions of client servicing portfolios and $1.2 million used for capital expenditures. The Company plans to spend approximately $2.7 million on capital expenditures (primarily technology related) during 2005.

         Cash Flow from Financing Activities

         Cash used by financing activities for the three months ended March 31, 2005 of $0.8 million was a result of the net effect of $1.6 million of cash dividends paid and cash received of approximately $0.8 million from directors, officers and employees of the Company upon the exercise of 203,488 stock options and the purchase of 10,679 shares of common stock under the Company’s employee stock purchase plan. Cash provided from financing activities during the three months ended March 31, 2004 of $19.7 million was primarily a result of $20.0 million proceeds received under the credit agreement with Bank of America, N.A. used to partially fund the EPIX acquisition, $1.2 million in proceeds from issuance of common stock, less $1.3 million of cash dividends paid.

Commitments and Contractual Obligations

         Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements.

         Contractual Obligations

        There have been no material changes to the Company’s contractual obligations from those disclosed in the Form 10-K under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

CRITICAL ACCOUNTING ESTIMATES

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Accounting estimates related to workers’ compensation receivables/reserves, intangible assets, medical benefit plan liabilities, state unemployment taxes, allowance for doubtful accounts and deferred income taxes are those that the Company considers critical in preparing its financial statements because they are particularly dependent on estimates and assumptions made by management that are uncertain at the time the accounting estimates are made. While management has used its best estimates based upon facts and circumstances available at the time, different estimates reasonably could have been used in the current period, which may have a material impact on the presentation of the Company’s financial condition and results of operations. Management periodically reviews the estimates and assumptions and reflects the effects of revisions in the period they are determined to be necessary. The discussion under “Item 7 — Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Form 10-K describes the significant accounting estimates used in the preparation of the Company’s financial statements.

NEW ACCOUNTING PRONOUCEMENTS

        See Note 1 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q for information regarding the Company’s implementation and impact of new accounting standards.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The statements contained in this form 10-Q, under “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed below:

•	potential liability as a co-employer as a result of acts or omissions by the Company's clients or client employees;

•	exposure to client credit risk as a result of the Company's obligation to make certain payments in respect of client employees;

•	unfavorable determinations under certain laws and regulations regarding the Company's status as an "employer" of client employees;

•	inadequacy of the Company's insurance-related loss reserves to cover its ultimate liability for losses;

•	unavailability of insurance coverage for workers' compensation, medical benefits and general liability on financial terms and premium rates acceptable to the Company;

•	significant collateral requirements in respect of the Company's obligations to its insurance carriers and the potential for those requirements to increase in the future;

•	the Company's failure to comply with applicable laws and regulations in a complex regulatory environment;

•	inexperience of a large portion of the Company's sales staff;

•	the Company’s failure to properly manage its growth and to successfully integrate acquired companies, including risks of client attrition and the risks associated with assumed employee benefit plans;

•	risks associated with geographic market concentration;

•	risks associated with expansion into additional states with varying state regulatory requirements;

•	the impact of competition from existing and new businesses offering human resource outsourcing services;

•	the ability of the Company's clients to terminate their relationship with the Company upon 30 days or less notice;

•	errors or omissions by the Company in performing its services;

•	the Company's dependency on key personnel and potential difficulties and expenses in the recruitment and retention of key employees;

•	the Company's inability to attract and retain qualified human resource consultants and sales personnel;

•	risks associated with the Company's dependency on technology services and third party licenses of technology;

•	the Company's inability to use the Internet as a means of delivering human resource services;

•	fluctuations in interest rates and the associated effect on the Company's investments;

•	the Company's failure to adequately protect its proprietary rights;

•	the Company's reliance on one financial institution to transfer its payroll funds;

•	the Company’s reliance on a single company to provide its workers’ compensation insurance coverage and the Company’s receivable from such company for all program years;

•	exposure to natural disasters, such as hurricanes and electrical failures, which affect the Company and its clients;

•	risks associated with the interruption of clients' businesses due to natural disasters, which are potentially increased due to geographic concentration;

•	unproven client acceptance of new business model service offerings; and

•	other factors which are described in further detail in the Form 10-K, and in other filings by the Company with the Securities and Exchange Commission.

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

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes from the information previously reported under Item 7A of the Form 10-K, which Item 7A is hereby incorporated by reference.

ITEM 4.       Controls and Procedures

        As of the end of the period covered by this report, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report and no changes in the Company’s internal controls over financial reporting were made during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company's management concluded in the Form 10-K that disclosure controls and procedures were not effective as of December 31, 2004 due to a material weakness in the Company's internal control over financial reporting. Such material weakness related to a control activity which operates only once a year, generally in the fourth quarter. Therefore, this material weakness has no implications on the information contained in the Form 10-Q. The Company's management has a plan to remediate the material weakness but has not had the opportunity to test the operating effectiveness of the control activity as of the end of the period covered by this report.

PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings

        See Note 8 to the condensed consolidated financial statements for information concerning the Company’s legal proceedings.

ITEM 6.       Exhibits

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

GEVITY HR, INC.
Date: May 9, 2005	/s/ Peter C. Grabowski Peter C. Grabowski Chief Financial Officer (Principal Financial Officer)