Form 10-Q
period 2005-06-30
GEVITY HR INC
filed 2005-07-28
CIK 1035185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

Yes ☒   No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of common stock	Outstanding as of July 22, 2005
Par value $0.01 per share	27,747,270

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in $000’s, except share and per share data)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004

Revenues	$147,849	$158,067	$301,729	$283,979
Cost of services	102,513	112,398	212,764	202,520

Gross profit	45,336	45,669	88,965	81,459

Operating expenses:
Salaries, wages and commissions	17,032	18,881	34,419	35,159
Other general and administrative	11,918	11,228	22,378	19,356
Depreciation and amortization	3,734	4,230	7,487	6,410

Total operating expenses	32,684	34,339	64,284	60,925

Operating income	12,652	11,330	24,681	20,534
Interest income, net	192	157	349	443
Other non-operating income (expense), net	6	(98)	22	(88)

Income before income taxes	12,850	11,389	25,052	20,889
Income tax provision	4,240	3,758	8,267	6,893

Net income	8,610	7,631	16,785	13,996

Non-recurring, non-cash charge attributable to the
acceleration of the unamortized discount associated
with the conversion into common stock of all shares
of the convertible, redeemable preferred stock	--	29,317	--	29,317
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of
convertible, redeemable preferred stock	--	35	--	129
Preferred stock dividends	--	113	--	434

Net income (loss) attributable to common shareholders	$8,610	$(21,834)	$16,785	$(15,884)

Net income (loss) per common share:
- Basic	$0.31	$(0.95)	$0.61	$(0.75)

- Diluted (Reported earnings per common share
includes adjustments per share of ($1.22) and
($1.26) for the three and six
months ended June 30, 2004, respectively,
substantially all attributable to the
non-recurring, non-cash charge related
to the acceleration of the unamortized
discount associated with the conversion
into common stock of all shares of the
convertible, redeemable preferred stock)	$0.30	$(0.95)	$0.59	$(0.75)

Weighted average common shares outstanding:
- Basic	27,598,735	22,960,596	27,528,678	21,140,134
- Diluted	28,583,670	22,960,596	28,577,599	21,140,134

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in $000‘s)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$53,018	$40,776
Certificates of deposit - restricted	6,033	6,033

Marketable securities - restricted	4,213	4,168

Accounts receivable, net	126,029	99,790
Short-term workers' compensation receivable, net	53,312	33,405

Other current assets	10,381	5,982

Total current assets	252,986	190,154
Property and equipment, net	9,385	10,079
Long-term marketable securities - restricted	7,873	8,435

Long-term workers' compensation receivable, net	85,466	79,310
Intangible assets, net	35,314	40,133

Goodwill	8,692	8,692

Deferred tax asset, net	2,881	2,380

Other assets	585	404

Total assets	$403,182	$339,587

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
UNAUDITED
(in $000‘s, except share and per share data)

	June 30, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued payroll and payroll taxes	$135,770	$111,687
Accrued insurance premiums, health and
workers' compensation insurance reserves	20,671	23,191
Customer deposits and prepayments	34,719	11,897
Accounts payable and other accrued liabilities	4,018	4,907
Income taxes payable	14,381	11,786
Deferred tax liability, net	4,300	1,718

Dividends payable	1,940	1,642

Total current liabilities	215,799	166,828
Long-term accrued workers' compensation
insurance reserves	467	700

Other long-term liabilities	6,151	6,885

Total liabilities	222,417	174,413

Commitments and contingencies (see notes)
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized,
30,750,390 and 30,408,220 issued and outstanding as of June 30,
2005 and December 31, 2004, respectively	308	304

Additional paid-in capital	157,223	152,670
Retained earnings	41,329	28,417

Deferred compensation	(1,683)	--

Treasury stock (3,035,845 and 3,034,974 shares at cost, respectively)	(16,412)	(16,217)

Total shareholders' equity	180,765	165,174

Total liabilities and shareholders' equity	$403,182	$339,587

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in $000‘s)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,785	$13,996
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	7,487	6,410
Deferred tax provision, net	2,081	2,380
Provision for bad debts	303	197
Other	173	120
Changes in operating working capital:
Accounts receivable, net	(26,542)	(29,282)
Other current assets	(4,399)	(4,136)
Workers' compensation receivable, net	(26,063)	(29,532)
Other assets	(182)	(124)
Accrued insurance premiums, health and
workers' compensation insurance reserves	(2,753)	13,359
Accrued payroll and payroll taxes	24,083	23,023
Accounts payable and other accrued liabilities	(889)	400
Income taxes payable	4,046	4,079
Customer deposits and prepayments	22,822	15,613
Other long-term liabilities	(134)	1,009

Net cash provided by operating activities	16,818	17,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(83)	(33,583)
Maturities of marketable securities and certificates of
deposit	--	34,921
Assets acquired in business acquisitions	--	(40,104)
Capital expenditures	(1,976)	(2,799)

Net cash used in investing activities	(2,059)	(41,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends to shareholders	(3,575)	(2,769)
Proceeds of credit line borrowing	--	27,000
Payments on credit line borrowing	--	(27,000)
Proceeds from secondary stock offering	--	34,958
Debt issuance costs	--	(192)
Proceeds from issuance of common shares, net	1,058	1,914

Net cash (used in) provided by financing activities	(2,517)	33,911

Net increase in cash and cash equivalents	12,242	9,858
Cash and cash equivalents - beginning of period	40,776	44,682

Cash and cash equivalents - end of period	$53,018	$54,540

Supplemental disclosure of cash flow information:
Income taxes paid	$2,141	$435

Interest paid	$87	$139

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in $000’s, except share and per share data)

1. GENERAL

        The accompanying unaudited condensed consolidated financial statements of Gevity HR, Inc. and subsidiaries (collectively, the “Company” or “Gevity”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (the “Form 10-K”). The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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

        As permitted by SFAS No. 123, and as amended by SFAS No. 148, the Company has elected to continue to account for its stock option plans in accordance with the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. Intrinsic value per share is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. This has resulted in compensation expense recognized only with respect to awards of restricted stock under the Company’s stock compensation plans (see Note 9). Had compensation cost for the stock options granted under the plans been determined based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		For the Three Months Ended		For the Six Months Ended
		June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income	As reported	$8,610	$7,631	$16,785	$13,996

Add: Total stock-based
compensation included in
net income, net of tax effect	As reported	77	--	114	--

Less: Total stock-based
employee compensation
expense determined under
fair value method for all
awards, net of tax effect	Pro forma	(864)	(788)	(1,621)	(1,549)

Net income	Pro forma	$7,823	$6,843	$15,278	$12,447

Basic earnings (loss) per share	As reported	$0.31	$(0.95)	$0.61	$(0.75)
	Pro forma	$0.28	$(0.99)	$0.56	$(0.82)
Diluted earnings (loss) per share	As reported	$0.30	$(0.95)	$0.59	$(0.75)
	Pro forma	$0.27	$(0.99)	$0.53	$(0.82)

        In December 2004, FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as cash inflow from financing activities rather than as a reduction of taxes paid. On April 14, 2005, the effective date of SFAS No. 123(R) was amended by the Securities and Exchange Commission and is effective for the Company beginning January 1, 2006.

        The Company is evaluating the requirements of SFAS No. 123(R) and expects that its implementation will have a significant impact on the Company’s consolidated results of operations and earnings per share. The impact of the implementation of SFAS No.123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than the current practice of disclosure of their impact on its consolidated net income within the footnotes. The amounts currently disclosed within the Company’s footnotes are not necessarily indicative of the amounts that will be expensed upon the implementation of SFAS No.123(R). Compensation expense calculated under SFAS No. 123(R) may differ from amounts currently disclosed within the Company’s footnotes based on changes in the fair value of its common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon implementation of SFAS No. 123(R), the Company may choose to use a different valuation model from that currently used to value the compensation expense associated with employee stock options.

2. MARKETABLE SECURITIES — RESTRICTED

        At June 30, 2005 and December 31, 2004, the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale and restricted mutual funds classified as trading.

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

        The fair value of the marketable securities portfolio by type and classification as of June 30, 2005 and December 31, 2004 is as follows:

	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value

As of June 30, 2005:
Short-term
Money market - restricted	$4,213	$--	$4,213

Total short-term marketable securities - restricted	$4,213	$--	$4,213

Long-term
Money market - restricted	$3,526	$--	$3,526
Mutual funds - trading - restricted	4,347	--	4,347

Total long-term marketable securities - restricted	$7,873	$--	$7,873

As of December 31, 2004:
Short-term
Money market - restricted	$4,168	$--	$4,168

Total short-term marketable securities - restricted	$4,168	$--	$4,168

Long-term
Money market - restricted	$3,488	$--	$3,488
Mutual funds - trading - restricted	4,947	--	4,947

Total long-term marketable securities - restricted	$8,435	$--	$8,435

        For the three and six months ended June 30, 2005 and June 30, 2004, there were no realized gains or losses from the sale of marketable securities. There were no unrealized gains or losses on marketable securities as of June 30, 2005 and December 31, 2004.

3. ACCOUNTS RECEIVABLE

        At June 30, 2005 and December 31, 2004, accounts receivable from clients consisted of the following:

	June 30, 2005	December 31, 2004

Billed to clients	$5,796	$17,886

Unbilled revenues	120,637	82,709

	126,433	100,595

Less: Allowance for doubtful accounts	(404)	(805)

Total	$126,029	$99,790

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

        With respect to the 2003, 2004 and 2005 policy years, the Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG to cover AIG’s estimates of claims related to the first $2.0 million ($1.0 million for policy year 2003) per occurrence. AIG deposits the funds into an interest bearing loss fund account to fund all claims up to the $2.0 million per occurrence amount ($1.0 million for policy year 2003). Interest on the loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at fixed annual rates. Under the 2003 program year, the Company paid $85,000 of such premium and is guaranteed to receive a 2.42% per annum fixed return on $73,500 and 1.85% on $11,500 so long as the program and the interest accrued under the program remain with AIG for at least 7 years. Under the 2004 program year, the Company paid $111,400 of such premiums and is guaranteed to receive a 2.92% per annum fixed return so long as the program and the related interest accrued under the program remain with AIG for a 10-year period. Under the 2005 program year, the Company pays $100,000 of such premiums and is guaranteed to receive a 3.75% per annum fixed return so long as the program and the related accrued interest under the program remain with AIG for a 10-year period. If any of the programs are terminated early, the respective interest rate for the terminated program is adjusted downward based upon a sliding scale. All program years provide for an initial premium true-up eighteen months after the policy inception and annually thereafter. The true-up is based upon a pre-determined loss factor times the amount of incurred claims as of the date of the true-up.

        Under the 2003 program, AIG required the Company to provide $17,000 of collateral related to premium payment credit risk. The required collateral was provided in the form of cash and short-term investments placed into a trust account. With respect to the 2004 program year the Company reached an agreement with AIG whereby the $17,000 of collateral related to premium payment credit risk for the 2003 program would serve as collateral for the 2004 program. During the third quarter of 2004, AIG released approximately $13,600 of this collateral to the Company in connection with the premium audit and annual loss provision adjustment for the 2003 program year. The remaining AIG workers’ compensation collateral is included with long-term marketable securities – restricted as of June 30, 2005 and December 31, 2004. No additional collateral was required by AIG for the 2005 program year.

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

        The Company accrues for workers’ compensation costs based upon premiums paid, estimated total costs of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the programs, return on investment premium dollars paid and the discount rate used to determine the net present value of the expected future claim payments to be made under the programs. At June 30, 2005 and December 31, 2004 the weighted average discount rate used to calculate the present value of the claim liability was 3.06% and 2.83% respectively. Premium payments made to AIG during 2005, 2004 and 2003 were in excess of the present value of the estimated claim liabilities. This resulted in a workers’ compensation receivable, net, at June 30, 2005 and December 31, 2004 of $138,778 and $112,715, respectively, of which $53,312 and $33,405 was classified as short-term at June 30, 2005 and December 31, 2004, respectively. This receivable represents a significant concentration of credit risk for the Company.

5. INTANGIBLE ASSETS

        At June 30, 2005 and December 31, 2004, intangible assets consisted of the following:

	June 30, 2005	December 31, 2004

Purchased client service agreements	$47,929	$47,929
Accumulated amortization	(12,615)	(7,796)

Intangible assets, net	$35,314	$40,133

        Amortization expense for the three months ended June 30, 2005 and 2004 was $2,410 and $2,380, respectively, and for the six months ended June 30, 2005 and 2004 was $4,819 and $2,840, respectively. Estimated amortization expense for the remainder of 2005 and for each of the next four succeeding years is $4,819, $9,638, $9,638, $9,638 and $1,581, respectively.

6. HEALTH BENEFITS

        Blue Cross Blue Shield of Florida (“BCBSFL”) is the Company’s primary healthcare provider in Florida, delivering medical care benefits to approximately 21,000 Florida-based client employees. The Company’s policy with BCBSFL is a minimum premium policy expiring September 30, 2005. Pursuant to this policy, the Company is obligated to reimburse BCBSFL for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and the aggregate stop-loss coverage is provided to the Company at the level of 115% of projected claims. The Company’s obligation to BCBSFL related to incurred but not reported claims is secured by a letter of credit. As of June 30, 2005 and December 31, 2004, the amount of the letter of credit for BCBSFL securing such obligations was $6,000. The amount of the letter of credit was originally intended to approximate one month’s claims payments. The policy allows for an adjustment to the letter of credit amounts based on premium volume and for increases to the claims payment factor to a maximum of two months of expected claims payments. The Company is currently in negotiations with BCBSFL regarding the terms of the October 1, 2005 policy renewal.

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

        The Company provides coverage under various regional medical benefit plans to approximately 1,800 client employees in various areas of the country. Included in the list of medical benefit plan providers are Kaiser Foundation Health Plan, Inc. in California, Health Partners (Minnesota) in Minnesota, Harvard Pilgrim Healthcare in Massachusetts and Capital Health Plans in the Tallahassee, Florida region. These regional plans are subject to fixed cost contracts that cap the Company’s liability.

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

        Included in accrued insurance premiums, health and workers’ compensation insurance reserves at June 30, 2005 and December 31, 2004 are $16,559 and $18,831, respectively, of short-term liabilities related to the Company’s healthcare plans. Of these amounts, $13,794 and $14,580, respectively, represent an accrual for the estimate of claims incurred but not reported at June 30, 2005 and December 31, 2004. There were no long-term liabilities related to the Company’s health benefit plans at June 30, 2005 and December 31, 2004.

        Health benefit reserves are based primarily upon an annual independent actuarial estimate of claims incurred but not reported and for claims reported but not yet paid at year end, and a rollforward analysis by the Company at interim dates. The calculation of these reserves is based upon a number of factors, including current and historical claims payment patterns and medical trend rates.

7. REVOLVING CREDIT FACILITY

        The Company maintains a $35,000 unsecured credit agreement with Bank of America, N.A. Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit agreement provides for revolving borrowings in an amount not to exceed $35,000 and has a three-year term that expires on March 26, 2007. Loan advances under the agreement bear an interest rate equal to the applicable margin (based upon a ratio of total debt to EBITDA, as defined in the credit agreement), plus one of the following indexes: (i) 30-day LIBOR and (ii) Bank of America, N.A. prime rate. Up to $7,000 of the loan commitment can be made through letters of credit issued by Bank of America. A fee, determined by reference to the applicable margin, will be charged on the aggregate stated amount of each outstanding letter of credit. A fee of 50 basis points per annum is charged for any unused portion of the loan commitment. There were no outstanding advances under the credit agreement at June 30, 2005 or December 31, 2004. The Company recorded $59 and $145 of interest expense for the three months ended June 30, 2005 and 2004, respectively, and $119 and $156 for the six months ended June 30, 2005 and 2004, respectively, primarily related to the amortization of loan costs and unused loan commitment fees. The credit agreement includes certain financial maintenance requirements and affirmative and negative covenants, all of which the Company was in compliance with at June 30, 2005.

8. COMMITMENTS AND CONTINGENCIES

Litigation

        The Company is a party to certain pending claims that have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved against the Company. However, the defense and settlement of such claims may impact the future availability, retention amounts and cost to the Company of applicable insurance coverage.

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

9. EQUITY

Employee Stock Option Plans

        During the six months ended June 30, 2005 and 2004, the Company issued 249,576 and 448,655 shares, respectively, of its common stock to directors, officers and employees of the Company under the Company’s stock option plans for aggregate proceeds of approximately $1,032 and $1,725, respectively, including 8,716 shares of its common stock received in lieu of cash for the exercise of stock options during the six months ended June 30, 2005. The shares received by the Company were valued at approximately $161 (which was calculated based upon the market value of the stock on the date of exercise) and are included as treasury shares as of June 30, 2005.

        During the six months ended June 30, 2005, the Company granted 92,594 shares of restricted common stock, under its 2002 Stock Incentive Plan, to certain employees of the Company. Under the terms of the grants, the recipients are entitled to dividends declared, if any, and voting rights for each share of restricted stock granted. The intrinsic value of the grants, based upon the market value of the stock on the date of the grants, was approximately $1,913. The value of the grants were recorded in equity as deferred compensation and are being amortized to compensation expense over the vesting period of 4 years. For the three and six months ended June 30, 2005, the Company recognized related compensation expense of approximately $115 and $170, respectively ($77 and $114, net of related income taxes, respectively). As of June 30, 2005, 89,760 shares of restricted stock remain outstanding and 2,834 shares were forfeited and included as treasury shares. There was no restricted stock outstanding at December 31, 2004 and no compensation expense related to restricted stock for the three and six months ended June 30, 2004.

Employee Stock Purchase Plan

        During the six months ended June 30, 2005 and 2004, 10,679 and 18,379 shares, respectively, of the Company’s common stock (from treasury) were sold to employees participating in the Company’s employee stock purchase plan. Proceeds from the employee stock purchase were approximately $187 for the six months ended June 30, 2005 and $189 for the six months ended June 30, 2004.

10. INCOME TAXES

        The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for both federal and state income taxes. For the three and six months ended June 30, 2005 and 2004, the Company’s effective rate was 33.0%.

11. EARNINGS PER SHARE (“EPS”)

        The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 is as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Three Months Ended June 30, 2005:
Basic EPS:
Net income	$8,610	27,598,735	$0.31

Effect of dilutive securities:
Options to purchase common stock	--	984,203
Restricted stock	--	732

Diluted EPS:
Net income	$8,610	28,583,670	$0.30

        For the three months ended June 30, 2005, 962,912 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Three Months Ended June 30, 2004:
Basic EPS:
Net income	$7,631
Non-recurring, non-cash charge attributable to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the convertible, redeemable
preferred stock	(29,317)
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	(35)
Preferred stock dividends	(113)

Net loss attributable to common shareholders	(21,834)	22,960,596	$(0.95)

Effect of dilutive securities:
Options to purchase common stock	--	--
Convertible, redeemable preferred stock	--	--

Diluted EPS:
Net loss attributable to common shareholders	$(21,834)	22,960,596	$(0.95)

        For the three months ended June 30, 2004, inclusion of stock options to purchase 4,062,105 shares of common stock at various prices and inclusion of the Series A convertible, redeemable preferred stock (“Preferred Stock”) on an “if-converted” basis for the period it was outstanding would have been anti-dilutive.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Six Months Ended June 30, 2005:
Basic EPS:
Net income	$16,785	27,528,678	$0.61

Effect of dilutive securities:
Options to purchase common stock	--	1,047,674
Restricted stock	--	1,247

Diluted EPS:
Net income	$16,785	28,577,599	$0.59

        For the six months ended June 30, 2005, 852,751 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Six Months Ended June 30, 2004:
Basic EPS:
Net income	$13,996
Non-recurring, non-cash charge attributable to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the convertible, redeemable
preferred stock	(29,317)
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	(129)
Preferred stock dividends	(434)

Net loss attributable to common shareholders	(15,884)	21,140,134	$(0.75)

Effect of dilutive securities:
Options to purchase common stock	--	--
Convertible, redeemable preferred stock	--	--

Diluted EPS:
Net loss attributable to common shareholders	$(15,884)	21,140,134	$(0.75)

        For the six months ended June 30, 2004, inclusion of stock options to purchase 4,062,105 shares of common stock at various prices and inclusion of the Preferred Stock on an “if-converted” basis for the period it was outstanding would have been anti-dilutive.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements. The Company’s actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, elsewhere in this Form 10-Q and in the Company’s Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” included herein. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in this filing and in conjunction with the Form 10-K. Historical results are not necessarily indicative of trends in operating results for any future period.

NON-GAAP FINANCIAL INFORMATION

        The following table reconciles results calculated using Generally Accepted Accounting Principles (“GAAP”) and results reported excluding certain charges (“non-GAAP financial information”). The pro forma non-GAAP financial information is included to provide investors a more complete and transparent understanding of the Company’s underlying operational results and trends, but should only be used in conjunction with results reported in accordance with GAAP. The Company believes that the pro forma non-GAAP financial information set forth below provides useful information to show the effect on diluted earnings per share when the non-recurring, non-cash charge to retained earnings to accelerate the amortization of the discount associated with the Preferred Stock, the accretion of redemption value of the Preferred Stock prior to conversion and the related Preferred Stock dividends, are excluded, in light of the full conversion of the Preferred Stock into common stock on May 19, 2004. There were no pro forma adjustments related to the three and six months ended June 30, 2005.

Reconciliation of pro forma non-GAAP financial information (in thousands, except share and per share data):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Net loss attributable to common shareholders for purposes of
computing diluted earnings per share (GAAP)	$(21,834)	$(15,884)
Pro forma adjustments:
Non-recurring, non-cash charge attributable to the
acceleration of the unamortized discount associated with
the conversion into common stock of all shares of the
convertible, redeemable preferred stock	29,317	29,317
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of convertible,
redeemable preferred stock	35	129
Preferred stock dividends	113	434

Pro forma net income for diluted earnings per share calculation
(non-GAAP)	$7,631	$13,996

Diluted loss per share (GAAP)	$(0.95)	$(0.75)

Pro forma diluted earnings per share (non-GAAP)	$0.27	$0.51

Diluted weighted average shares outstanding (GAAP)	22,960,596	21,140,134
Pro forma effect of dilutive securities:		~`
Options	1,885,590	1,912,402
Convertible, redeemable preferred stock	2,908,855	4,211,780

Pro forma diluted weighted average
shares outstanding (non-GAAP)	27,755,041	27,264,316

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

•	Workforce alignment is the term used by the Company to refer to the engagement of the right people in the right place at the right time doing the right things. The Company assists its clients in achieving workforce alignment by helping them find exceptional talent, implement formal human resource (“HR”) processes and professional management standards, and utilize employee motivation and retention practices.

•	Administrative relief is obtained by clients through the Company’s management of employee administrative matters, such as processing of payroll, taxes and insurance premiums and by the Company’s comprehensive record keeping and technology.

•	Business protection is provided to clients by the Company helping to ensure employment-related regulatory compliance and sound risk management practices, encompassing up-to-date regulatory compliance and cost-effective risk management practices and insurance programs.

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

        The Company has announced a long-range strategic objective of providing a comprehensive platform of insourced human resource services to its clients without the risk associated with providing workers’ compensation and healthcare insurance programs to its clients. The Company expects to evolve toward a business model that does not require the co-employment relationship but allows clients to retain their own insurance programs, which the Company will administer. To date, the results of this new business model have not had a significant impact on the Company’s revenues or results of operations.

        The following tables provide information that the Company utilizes when assessing the financial performance of its business:

	Three Months Ended June 30,
	2005	2004	% Change

Statistical data:
Client employees at period end	129,061	137,742	(6.3)%
Clients at period end (1)	8,282	8,907	(7.0)%
Average number of client
employees/clients at period end	15.58	15.46	0.8%
Average number of client employees
paid by month (2)	119,555	129,145	(7.4)%
Annualized average wage per average
number of client employees paid by
month (3)	$37,171	$34,969	6.3%
Annualized professional service fees per
average number of client employees
paid by month (3)	$1,148	$1,117	2.8%
Annualized gross profit per average
number of client employees paid by
month (3)	$1,517	$1,414	7.3%
Annualized operating expense excluding
depreciation and amortization per
average number of client employees
paid by month (3)	$969	$933	3.9%
Annualized operating income per average
number of client employees paid by
month (3)	$423	$351	20.5%

	Six Months Ended June 30,
	2005	2004	% Change

Statistical data:
Client employees at period end	129,061	137,742	(6.3)%
Clients at period end (1)	8,282	8,907	(7.0)%
Average number of client
employees/clients at period end	15.58	15.46	0.8%
Average number of client employees
paid by month (2)	118,587	114,946	3.2%
Annualized average wage per average number
of client employees paid by month (3)	$37,117	$33,888	9.5%
Annualized professional service fees per
average number of client employees
paid by month (3)	$1,156	$1,121	3.1%
Annualized gross profit per average number
of client employees paid by month (3)	$1,500	$1,417	5.9%

Annualized operating expense excluding
depreciation and amortization per
average number of client employees
paid by month (3)	$958	$949	0.9%
Annualized operating income per average
number of client employees paid by
month (3)	$416	$357	16.5%

(1)	Clients measured by individual client Federal Employer Identification Number (FEIN).

(2)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(3)	Annualized statistical information is based upon actual quarter-to-date amounts, which have been annualized (divided by three or six and multiplied by twelve) and then divided by the average number of client employees paid by month.

        The Company believes that the primary risks to its ability to increase the overall number of client employees serviced are: (i) the amount of time required for sales personnel to acquire new client employees may be longer than anticipated; (ii) the current client employee retention levels may decrease if clients decide to use alternative providers to service their human resource outsourcing needs; (iii) potential human resource outsourcing client employee portfolios may not be available for acquisition by the Company due to price, quality of the portfolios, or other factors; (iv) the Company (under its co-employed service option) may not be able to continue to provide insurance-related products at the necessary quality level to acquire new client employees and to retain current client employees; (v) the time to achieve acceptance by prospective clients of the Company’s new business model may be longer than anticipated; and (vi) the inexperience of much of its sales force.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue

        The following table presents certain information related to the Company’s revenues for the three months ended June 30, 2005 and June 30, 2004:

	Three Months Ended
	June 30, 2005	June 30, 2004	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$34,320	$36,065	(4.8)%
Employee health and welfare
benefits	80,213	84,934	(5.6)%
Workers' compensation	28,739	31,386	(8.4)%
State unemployment taxes and other	4,577	5,682	(19.4)%

Total revenues	$147,849	$158,067	(6.5)%

Statistical data:
Gross salaries and wages (in
thousands)	$1,110,981	$1,129,018	(1.6)%
Average number of client employees
paid by month (1)	119,555	129,145	(7.4)%

Annualized average wage per average
client employees paid by month (2)	$37,171	$34,969	6.3%

Workers' compensation billing per
one hundred dollars of workers'
compensation wages (3)	$2.76	$2.96	(6.8)%
Workers' compensation manual
premium per one hundred dollars
of workers' compensation wages
(3), (4)	$3.32	$3.57	(7.0)%
Annualized professional service
fees per average number of
client employees paid by month (2)	$1,148	$1,117	2.8%

Client employee health benefits
participation	38%	37%	2.7%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Annualized statistical information is based upon actual quarter-to-date amounts which have been annualized (divided by three and multiplied by twelve) and then divided by the average number of client employees paid by month.

(3)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(4)	Manual premium rate data are derived from tables of AIG in effect for 2005 and 2004, respectively.

        For the three months ended June 30, 2005, total revenues were $147.8 million compared to $158.1 million for the three months ended June 30, 2004, representing a decrease of $10.3 million or 6.5%. The reduction in total revenues was primarily a result of the overall reduction in the average number of client employees paid by month of approximately 7.4% from 129,145 for the three months ended June 30, 2004 to 119,555 for the three months ended June 30, 2005. Partially offsetting the decline in revenues from the reduction in the average number of employees paid by month is the increase in the charges to its clients for professional service fees, as part of the Company’s strategy to enhance and emphasize the human resource consulting services that it provides to its clients.

        As of June 30, 2005, the Company served over 8,200 clients as measured by each client’s FEIN with over 129,000 active client employees. This compares to over 8,900 clients as measured by each client’s FEIN with approximately 138,000 active client employees at June 30, 2004. The change in the number of client employees is a function of client employees added through organic growth, less attrition, plus the net changes due to hiring and termination of employees by existing clients. Due to the attrition in the acquired client portfolios of EPIX Holdings Corporation (acquired March 26, 2004) and TeamStaff, Inc. (acquired November 17, 2003) in excess of employees acquired through internally generated growth that was experienced in prior quarters, the number of client employees has decreased. This trend has reversed in the current quarter, which resulted in internally generated growth in the number of client employees in excess of client employee attrition for the three months ended June 30, 2005.

        The annualized average wage of paid client employees for the three months ended June 30, 2005 increased 6.3% to $37,171 from $34,969 for the three months ended June 30, 2004. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to its employees.

        Revenues from professional service fees decreased to $34.3 million for the three months ended June 30, 2005, from $36.1 million for the three months ended June 30, 2004, representing a decrease of $1.8 million or 4.8%. The decrease was primarily a result of the decrease in the average number of client employees paid by month, attributable primarily to attrition of employees in the acquired portfolios. The decrease was partially offset by an increase in annualized professional service fees per client employee of 2.8%, from $1,117 for the three months ended June 30, 2004 to $1,148 for the three months ended June 30, 2005. Such service fee increase per employee was attributable to both existing and new client employees.

        Revenues for providing health and welfare benefits for the three months ended June 30, 2005 were $80.2 million as compared to $84.9 million for the three months ended June 30, 2004, representing a decrease of $4.7 million or 5.6%. Health and welfare benefit plan charges primarily decreased as a result of the decrease in the average number of client employees paid by month. The decrease was partially offset by an increase in health and welfare benefit plan revenues as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related costs to its clients.

        Revenues for providing workers’ compensation insurance coverage decreased to $28.7 million in the three months ended June 30, 2005, from $31.4 million in the three months ended June 30, 2004 representing a decrease of $2.7 million or 8.4%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the three months ended June 30, 2005, were 2.76% as compared to 2.96% for the same period in 2004, representing a decrease of 6.8%. Workers’ compensation charges decreased in the second quarter of 2005 primarily due to the reduction in the average number of client employees paid by month and due to a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates.

        The manual premium rate for workers’ compensation applicable to the Company’s clients decreased 7.0% during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Manual premium rates are generally the allowable rates that employers can be charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates reflects primarily the reduction in the Florida manual premium rates.

        Revenues from state unemployment taxes and other revenues decreased to $4.6 million for the three months ended June 30, 2005 from $5.7 million for the three months ended June 30, 2004 representing a decrease of $1.1 million or 19.4%. The decrease was primarily due to the decrease in the average number of client employees paid by month.

Cost of Services

        The following table presents certain information related to the Company’s cost of services for the three months ended June 30, 2005 and 2004:

	Three Months Ended
	June 30, 2005	June 30, 2004	% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare
benefits	$77,905	$84,934	(8.3)%
Workers' compensation	20,379	22,801	(10.6)%
State unemployment taxes and
other	4,229	4,663	(9.3)%

Total cost of services	$102,513	$112,398	(8.8)%

Statistical data:
Gross salaries and wages (in thousands)	$1,110,981	$1,129,018	(1.6)%
Average number of client employees paid
by month (1)	119,555	129,145	(7.4)%
Workers compensation cost rate per one
hundred dollars of workers'
compensation wages (2)	$1.96	$2.15	(8.8)%
Number of workers' compensation claims (3)	1,595	1,675	(4.8)%
Frequency of workers' compensation
claims per one million dollars of
workers' compensation wages (2)	1.53x	1.58x	(3.2)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective period and does not include claims with respect to a specific policy year that are reported subsequent to the end of such period.

        Cost of services that include the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs were $102.5 million for the three months ended June 30, 2005, compared to $112.4 million for the three months ended June 30, 2004, representing a decrease of $9.9 million or 8.8%. This decrease was primarily due to the decrease in the average number of client employees paid by month.

        The cost of providing health and welfare benefits to clients’ employees for the three months ended June 30, 2005 was $77.9 million as compared to $84.9 million for the three months ended June 30, 2004, representing a decrease of $7.0 million or 8.3%. This decrease was primarily attributable to the decrease in the average number of client employees paid by month, a reduction in health benefit costs of approximately $2.3 million due to favorable claims experience in the 2005 Aetna plan year and partially offset by the higher cost of health benefits.

        Workers’ compensation costs were $20.4 million for the three months ended June 30, 2005, as compared to $22.8 million for the three months ended June 30, 2004, representing a decrease of $2.4 million or 10.6%. Workers’ compensation costs decreased in the second quarter of 2005 due to the reduction in the average number of client employees paid by month and an overall reduction in workers’ compensation costs due to: (i) a decrease in general premiums and taxes associated with manual premium rate decreases in Florida; (ii) a higher investment return on premium amounts with AIG associated with claims below the per occurrence deductible; and (iii) improved workers’ compensation claim metrics in the second quarter of 2005.

        State unemployment taxes and other costs were $4.2 million for the three months ended June 30, 2005, compared to $4.7 million for the three months ended June 30, 2004, representing a decrease of $0.5 million or 9.3%. The decrease primarily relates to the reduction in the average number of client employees paid by month and is partially offset by higher state unemployment tax rates beginning January 1, 2005.

Operating Expenses

        The following table presents certain information related to the Company’s operating expenses for the three months ended June 30, 2005 and 2004:

	Three Months Ended
	June 30, 2005	June 30, 2004	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$17,032	$18,881	(9.8)%
Other general and administrative	11,918	11,228	6.1%
Depreciation and amortization	3,734	4,230	(11.	7)%

Total operating expenses	$32,684	$34,339	(4.8)%

Statistical data:
Internal employees at quarter end	963	1,069	(9.9)%

        Total operating expenses were $32.7 million for the three months ended June 30, 2005 as compared to $34.3 million for the three months ended June 30, 2004, representing a decrease of $1.6 million or 4.8%. Excluding depreciation and amortization, annualized operating expenses per average number of client employees paid was $969 for the three-month period ended June 30, 2005 compared to $933 for the three months ended June 30, 2004.

        Salaries, wages and commissions were $17.0 million for the three months ended June 30, 2005 as compared to $18.9 million for the three months ended June 30, 2004, representing a decrease of $1.9 million or 9.8%. The majority of the decrease is attributable to a reduction in internal employees primarily in the sales and client services areas. The decrease in sales personnel reflects planned attrition to support a sales territory reconfiguration. The decrease in client service personnel is a result of the reduction in personnel that were temporarily needed for the assimilation of the EPIX client portfolio in 2004.

        Other general and administrative expenses were $11.9 million for the three months ended June 30, 2005 as compared to $11.2 million for the three months ended June 30, 2004, representing an increase of $0.7 million or 6.1%. This increase is primarily a result of an increase in insurance expense in connection with an expansion in the policy limits of certain types of insurance coverage and an increase in recruiting and placement fees associated with the hiring of new employees for certain senior management positions.

        Depreciation and amortization expenses were $3.7 million for the three months ended June 30, 2005 compared to $4.2 million for the three months ended June 30, 2004. The decrease is primarily attributable to a reduction in depreciation expense as assets reach the end of their depreciable lives.

Income Taxes

        Income taxes were $4.2 million for the three months ended June 30, 2005 compared to $3.8 million for the three months ended June 30, 2004. The increase is primarily due to an increase in income for the second quarter of 2005 compared to the second quarter of 2004. The Company’s effective tax rate for the three months ended June 30, 2005 and 2004 was 33.0%. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

Net Income and Diluted Earnings (Loss) Per Share

        As a result of the factors described above, net income increased 12.8% to $8.6 million for the three months ended June 30, 2005 compared to $7.6 million for the three months ended June 30, 2004. Net income per common share on 28.6 million diluted shares was $0.30 for the three months ended June 30, 2005 compared to net income per common share of $0.27 on 27.8 million diluted shares for the three months ended June 30, 2004, excluding the impact of the non-recurring, non-cash charge related to the Preferred Stock conversion, the accretion of redemption value of Preferred Stock prior to conversion and the related Preferred Stock dividends in 2004. Including the impact of the Preferred Stock items, the diluted loss per share on 23.0 million shares was $0.95 for the three months ended June 30, 2004. See the reconciliation of the pro forma information to GAAP information under “Non-GAAP Financial Information.”

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue

        The following table presents certain information related to the Company’s revenues for the six months ended June 30, 2005 and June 30, 2004:

	Six Months Ended
	June 30, 2005	June 30, 2004	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$68,571	$64,452	6.4%
Employee health and welfare
benefits	160,711	150,303	6.9%
Workers' compensation	56,322	56,739	(0.7)%
State unemployment taxes and other	16,125	12,485	29.2%

Total revenues	$301,729	$283,979	6.3%

Statistical data:
Gross salaries and wages (in
thousands)	$2,200,800	$1,947,658	13.0%
Average number of client employees
paid by month (1)	118,587	114,946	3.2%
Annualized average wage per average
client employees paid by month (2)	$37,117	$33,888	9.5%
Workers' compensation billing per
one hundred dollars of workers'
compensation wages (3)	$2.76	$3.10	(11.0)%
Workers' compensation manual
premium per one hundred dollars of
workers' compensation wages (3),(4)	$3.29	$3.68	(10.6)%
Annualized professional service
fees per average number of client
employees paid by month (2)	$1,156	$1,121	3.1%
Client employee health benefits
participation	38%	37%	2.7%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Annualized statistical information is based upon actual year-to-date amounts which have been annualized (divided by six and multiplied by twelve) and then divided by the average number of client employees paid by month.

(3)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(4)	Manual premium rate data are derived from tables of AIG in effect for 2005 and 2004, respectively.

        For the six months ended June 30, 2005, total revenues were $301.7 million compared to $284.0 million for the six months ended June 30, 2004, representing an increase of $17.7 million or 6.3%. Revenue growth was primarily a result of the EPIX client portfolio acquisition in March of 2004 having a full impact on the six months ended June 30, 2005 versus a partial impact for the six months ended June 30, 2004. Also contributing to the growth were increases in the charges for professional service fees, as part of the Company’s strategy to enhance and emphasize the human resource consulting services that it provides to its clients, increases in fees for providing health and welfare benefits for client employees, and an increase in state unemployment tax rates.

        The average number of paid client employees was 118,587 for the six months ended June 30, 2005, as compared to 114,946 for the six months ended June 30, 2004, representing an increase of 3.2%. The increase was primarily a result of the EPIX client portfolio acquisition having a full impact on the six months ended June 30, 2005 and a partial impact for the six months ended June 30, 2004.

        The annualized average wage of paid client employees for the six months ended June 30, 2005 increased 9.5% to $37,117 from $33,888 for the six months ended June 30, 2004. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to its employees.

        Revenues from professional service fees increased to $68.6 million for the six months ended June 30, 2005, from $64.5 million for the six months ended June 30, 2004, representing an increase of $4.1 million or 6.4%. The increase was a result of increases in annualized professional service fees per client employee of 3.1%, from $1,121 for the six months ended June 30, 2004 to $1,156 for the six months ended June 30, 2005. Such service fee increases per employee were attributable to both current and new client employees. In addition, professional service fees for the six months ending June 30, 2005 were higher as a result of the EPIX client portfolio acquisition having a full impact on the six months ended June 30, 2005 and a partial impact for the six months ended June 30, 2004.

        Revenues for providing health and welfare benefits for the six months ended June 30, 2005 were $160.7 million as compared to $150.3 million for the six months ended June 30, 2004, representing an increase of $10.4 million or 6.9%. Health and welfare benefit plan charges primarily increased as a result of the EPIX client portfolio acquisition having a full impact on the six months ended June 30, 2005 and a partial impact for the six months ended June 30, 2004. Additionally health and welfare benefit plan revenues increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related costs to its clients.

        Revenues for providing workers’ compensation insurance coverage decreased to $56.3 million in the six months ended June 30, 2005, from $56.7 million in the six months ended June 30, 2004 representing a decrease of $0.4 million or 0.7%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the six months ended June 30, 2005, were 2.76% as compared to 3.10% for the same period in 2004, representing a decrease of 11.0%. Workers’ compensation revenue decreases in the six months ended June 30, 2005 were primarily due to the net effect of a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates and substantially offset by the full impact of the EPIX acquisition on the six months ended June 30, 2005 versus the partial impact on the six months ended June 30, 2004.

        The manual premium rate for workers’ compensation applicable to the Company’s clients decreased 10.6% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Manual premium rates are generally the allowable rates that employers can be charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates reflects the reduction in the Florida manual premium rates.

        Revenues from state unemployment taxes and other revenues increased to $16.1 million for the six months ended June 30, 2005 from $12.5 million for the six months ended June 30, 2004 representing an increase of $3.6 million or 29.2%. The increase was primarily due to the effect of the EPIX acquisition on the first quarter of 2005 and the limited impact of the EPIX acquisition on the first quarter of 2004. State unemployment tax revenues have the greatest impact on the first quarter of the calendar year as most wage caps that limit state unemployment revenues are not met until the second quarter of the calendar year. In addition, there was an increase in state unemployment tax rates that was passed along to the Company’s clients.

Cost of Services

        The following table presents certain information related to the Company’s cost of services for the six months ended June 30, 2005 and 2004:

	Six Months Ended
	June 30, 2005	June 30, 2004	% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare
benefits	$157,381	$150,302	4.7%
Workers' compensation	40,106	40,814	(1.7)%
State unemployment taxes and
other	15,277	11,404	34.0%

Total cost of services	$212,764	$202,520	5.1%

Statistical data:
Gross salaries and wages (in thousands)	$2,200,800	$1,947,658	13.0%
Average number of client employees paid
by month (1)	118,587	114,946	3.2%
Workers compensation cost rate per one
hundred dollars of workers'
compensation wages (2)	$1.97	$2.23	(11.7)%
Number of workers' compensation claims (3)	2,975	3,040	(2.1)%
Frequency of workers' compensation
claims per one million dollars of
workers' compensation wages (2)	1.46x	1.66x	(12.0)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective period and does not include claims with respect to a specific policy year that are reported subsequent to the end of such period.

        Cost of services that include the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs were $212.8 million for the six months ended June 30, 2005, compared to $202.5 million for the six months ended June 30, 2004, representing an increase of $10.3 million or 5.1%. This increase was primarily due to the full impact of the EPIX client portfolio acquisition for the six months ended June 30, 2005 compared to a partial impact for the six months ended June 30, 2004.

        The cost of providing health and welfare benefits to clients’ employees for the six months ended June 30, 2005 was $157.4 million as compared to $150.3 million for the six months ended June 30, 2004, representing an increase of $7.1 million or 4.7%. This increase was primarily attributable to the full impact of the EPIX client portfolio acquisition and higher cost of health benefits for the six months ended June 30, 2005. This increase was partially offset by a $3.3 million reduction in health benefit costs related to finalization of the 2004 Aetna premium true-up and favorable claims experience in the 2005 Aetna plan year during the six months ended June 30, 2005.

        Workers’ compensation costs were $40.1 million for the six months ended June 30, 2005, as compared to $40.8 million for the six months ended June 30, 2004, representing a decrease of $0.7 million or 1.7%. Workers’ compensation costs decreased in the first six months of 2005 due to the net effect of an overall reduction in workers’ compensation costs which was substantially offset by an increase in workers compensation expense as a result of the full impact of the EPIX client portfolio acquisition for the six months ended June 30, 2005. The overall reduction in workers’ compensation costs is due to the following factors: (i) a decrease in general premiums and taxes associated with manual premium rate decreases in Florida; (ii) a higher investment return on AIG premium amounts associated with claims below the per occurrence deductible; and (iii) improved workers’ compensation claim metrics in the first six months of 2005.

        State unemployment taxes and other costs were $15.3 million for the six months ended June 30, 2005, compared to $11.4 million for the six months ended June 30, 2004, representing an increase of $3.9 million or 34.0%. The increase primarily relates to the full impact of the EPIX client portfolio acquisition in the first six months of 2005 versus the partial impact of the EPIX acquisition for the first six months of 2004, as well as higher state unemployment tax rates beginning January 1, 2005.

Operating Expenses

        The following table presents certain information related to the Company’s operating expenses for the six months ended June 30, 2005 and 2004:

	Six Months Ended
	June 30, 2005	June 30, 2004	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$34,419	$35,159	(2.1)%
Other general and administrative	22,378	19,356	15.6%
Depreciation and amortization	7,487	6,410	16.8%

Total operating expenses	$64,284	$60,925	5.5%

Statistical data:
Internal employees at quarter end	963	1,069	(9.9)%

        Total operating expenses were $64.3 million for the six months ended June 30, 2005 as compared to $60.9 million for the six months ended June 30, 2004, representing an increase of $3.4 million or 5.5%. Excluding depreciation and amortization, annualized operating expenses per average number of client employees paid was $958 for the six months period ended June 30, 2005 compared to $949 for the six months ended June 30, 2004.

        Salaries, wages and commissions were $34.4 million for the six months ended June 30, 2005 as compared to $35.2 million for the six months ended June 30, 2004, representing a decrease of $0.8 million or 2.1%. The decrease is primarily a result of the decrease in average number of internal employees for the six months ended June 30, 2005 as compared to the six-month period ended June 30, 2004. The decrease is partially offset by the increase in payroll costs associated with the hiring of additional senior management personnel throughout 2004 and 2005.

        Other general and administrative expenses were $22.4 million for the six months ended June 30, 2005 as compared to $19.4 million for the six months ended June 30, 2004, representing an increase of $3.0 million or 15.6%. This increase is primarily a result of an increase in marketing costs and consulting fees associated with strategic initiatives, an increase in accounting fees related to the first year of internal control work pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, an increase in recruiting and placement fees associated with the hiring of additional senior management personnel, and an increase in insurance expense associated with expanded policy limits for certain types of insurance coverage.

        Depreciation and amortization expenses were $7.5 million for the six months ended June 30, 2005 compared to $6.4 million for the six months ended June 30, 2004. The increase is primarily attributable to the full impact during 2005 of the amortization of the intangible assets associated with the EPIX acquisition.

Income Taxes

        Income taxes were $8.3 million for the six months ended June 30, 2005 compared to $6.9 million for the six months ended June 30, 2004. The increase is primarily due to an increase in taxable income for the first six months of 2005 compared to the first six months of 2004. The Company’s effective tax rate for the six months ended June 30, 2005 and 2004 was 33.0%. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

Net Income and Diluted Earnings (Loss) Per Share

        As a result of the factors described above, net income increased 19.9% to $16.8 million for the six months ended June 30, 2005 compared to $14.0 million for the six months ended June 30, 2004. Net income per common share on 28.6 million diluted shares was $0.59 for the six months ended June 30, 2005, compared to net income per common share of $0.51 on 27.3 million diluted shares for the six months ended June 30, 2004, excluding the impact of the non-recurring, non-cash charge related to the Preferred Stock conversion, the accretion of redemption value of Preferred Stock prior to conversion and the related Preferred Stock dividends in 2004. Including the impact of the Preferred Stock items, the diluted loss per share on 21.1 million shares was $0.75 for the six months ended June 30, 2004. See the reconciliation of the pro forma information to GAAP information under “Non-GAAP Financial Information.”

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

        The Company currently believes that its current cash balances and cash flow from operations will be sufficient to meet its operational requirements for the next 12 months. In addition, the Company has an available unsecured line of credit for $35.0 million with Bank of America, N.A.

        The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees, accounts payable for capital expenditures, the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee which is primarily computed as a percentage of each client’s aggregate gross wages; (iii) related payroll taxes; and (iv) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on elected coverage levels by the client and the client employees. Included in the Company’s billings during the first six months of 2005 were salaries, wages and payroll taxes of client employees of $2.366 billion. The billings to clients are managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of each of the Company’s professional services agreements, the Company is obligated to make certain wage, tax and regulatory payments. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving reimbursement from the client. To the extent this objective is not achieved, short-term cash requirements can be significant. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

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

        At June 30, 2005, the Company had $71.1 million in total cash and cash equivalents, restricted certificates of deposit and restricted marketable securities, of which $53.0 million was unrestricted. At June 30, 2005, the Company had pledged $18.1 million of restricted certificates of deposit and restricted marketable securities as collateral for certain standby letters of credit, in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans, and in a rabbi trust in connection with a deferred compensation plan assumed in the EPIX client portfolio acquisition as follows:

	June 30, 2005	December 31, 2004
	(in thousands)

Certificates of deposit - restricted:
BCBSFL standby letter of credit	$6,000	$6,000
Other	33	33

Total certificates of deposit - restricted	6,033	6,033

Short-term marketable securities - restricted:
General insurance collateral obligations - AIG	4,213	4,168

Total short-term marketable securities - restricted	4,213	4,168

Long-term marketable securities restricted:
Workers' compensation collateral - AIG	3,526	3,488
Rabbi trust	4,347	4,947

Total long-term marketable securities - restricted	7,873	8,435

Total restricted assets	$18,119	$18,636

        The amount of collateral required to be provided to Blue Cross/Blue Shield of Florida (“BCBSFL”) may increase based in part on the increase in plan participation and the requirement by BCBSFL to increase the Company’s collateralized obligations from one month’s estimate of claims payment to two months. The Company was not required to collateralize the Aetna program for 2005 and 2004.

        As of June 30, 2005, the Company has recorded a $138.8 million receivable from AIG representing premium payments made to AIG in excess of the present value of the estimated claims liability. This receivable represents a significant concentration of credit risk for the Company.

        The Company does not anticipate any additional collateral obligations to be required in 2005 for its workers’ compensation arrangements.

        Cash Flows from Operating Activities

        At June 30, 2005, the Company had net working capital of $37.2 million, including restricted funds classified as short-term of $10.2 million, as compared to $23.3 million in net working capital as of December 31, 2004, including $10.2 million of restricted funds classified as short-term.

        Net cash provided by operating activities was $16.8 million for the six months ended June 30, 2005 as compared to net cash provided by operating activities of $17.5 million for the six months ended June 30, 2004, representing a decrease of $0.7 million. The overall decrease in cash provided by operating activities is primarily attributable to the net effects of: (i) a reduction in accrued insurance premiums, health and workers’ compensation insurance reserves as a result of timing differences; (ii) the favorable timing of the receipts of client payments at June 30, 2005; and (iii) the increase in net income during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. There were also other net changes in working capital items, including accounts receivable, workers’ compensation receivable and income taxes payable that favorably impacted net cash provided by operating activities.

        If current workers’ compensation trends continue, the Company expects to receive approximately $53.3 million from AIG during the third quarter of 2005 as a return of premium from AIG in connection with premium adjustments for the 2003-2005 program years. Additional releases of premium by AIG are also anticipated in future years if such trends continue. The Company believes that it has provided AIG a sufficient amount of cash to cover its short-term and long-term workers’ compensation obligations related to open policy years.

        Cash Flow from Investing Activities

        Cash used in investing activities for the six months ended June 30, 2005 of $2.1 million, primarily relates to capital expenditures for technology-related items. Cash used in investing activities for the six months ended June 30, 2004 of $41.6 million primarily related to the $40.1 million used in the acquisitions of client portfolios and $2.8 million used for capital expenditures. The Company plans to spend approximately $3.6 million on capital expenditures (primarily technology-related) during 2005.

       Cash Flow from Financing Activities

         Cash used by financing activities for the six months ended June 30, 2005 of $2.5 million was a result of the net effect of $3.6 million of cash dividends paid and cash received of approximately $1.1 million from directors, officers and employees of the Company upon the exercise of 249,576 stock options and the purchase of 10,679 shares of common stock pursuant to the Company’s employee stock purchase plan. Cash provided from financing activities during the six months ended June 30, 2004 of $33.9 million was primarily a result of $35.0 million proceeds received under a secondary stock offering and, $1.9 million received from issuance of common stock, less $2.8 million of cash dividends paid.

Commitments and Contractual Obligations

       Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements.

        Contractual Obligations

        There have been no material changes to the Company’s contractual obligations from those disclosed in the Form 10-K under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than those described below.

        On June 6, 2005, the Company entered into a lease agreement with Osprey-Lakewood Ranch Properties, LLC, in order to relocate the Company’s corporate facility within Bradenton, Florida. Under the terms of the lease agreement, the Company has leased approximately 97,000 square feet for a period of 10 years commencing on the later of: (i) the substantial completion of certain improvements referred to in the lease agreement; or (ii) December 1, 2005. The lease agreement provides for a commercially reasonable base rent in consideration of the size and type of building and the surrounding area and is not materially different from the Company’s rent expense in its current location. The base rent will increase 3% each year commencing on the first anniversary of the commencement date of the term of the lease. The Company has the option to renew the lease for two additional five year terms. The Company’s lease of its current Bradenton facility expires December 31, 2005. The Company’s approximately 500 Bradenton-area employees are expected to move into the new facility during the fourth quarter of 2005.

        The Company is currently in the process of determining the financial impact of the move of its facility in Bradenton (i.e., capital expenditures and relocation expenses) on its statement of financial position, results of operations and cash flows for the fourth quarter of 2005.

CRITICAL ACCOUNTING ESTIMATES

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Accounting estimates related to workers’ compensation receivables/reserves, intangible assets, medical benefit plan liabilities, state unemployment taxes, allowance for doubtful accounts and deferred income taxes are those that the Company considers critical in preparing its financial statements because they are particularly dependent on estimates and assumptions made by management that are uncertain at the time the accounting estimates are made. While management has used its best estimates based upon facts and circumstances available at the time, different estimates reasonably could have been used in the current period, which may have had a material impact on the presentation of the Company’s financial condition and results of operations. Management periodically reviews the estimates and assumptions and reflects the effects of revisions in the period they are determined to be necessary. The discussion under “Item 7 — Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Form 10-K describes the significant accounting estimates used in the preparation of the Company’s financial statements.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The statements contained in this Form 10-Q, under “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed below:

•	potential liability as a co-employer as a result of acts or omissions by the Company's clients or client employees;

•	exposure to client credit risk as a result of the Company's obligation to make certain payments in respect of client employees;

•	unfavorable determinations under certain laws and regulations regarding the Company's status as an "employer" of client employees;

•	inadequacy of the Company's insurance-related loss reserves to cover its ultimate liability for losses;

•	unavailability of insurance coverage for workers' compensation, medical benefits and general liability on financial terms and premium rates acceptable to the Company;

•	significant collateral requirements in respect of the Company's obligations to its insurance carriers and the potential for those requirements to increase in the future;

•	the Company's failure to comply with applicable laws and regulations in a complex regulatory environment;

•	inexperience of a large portion of the Company's sales staff;

•	the Company’s failure to properly manage its growth and to successfully integrate acquired companies, including risks of client attrition in acquired portfolios and the risks associated with assumed employee benefit plans;

•	risks associated with geographic market concentration;

•	risks associated with expansion into additional states with varying state regulatory requirements;

•	the impact of competition from existing and new businesses offering human resource outsourcing services;

•	the ability of the Company's clients to terminate their relationship with the Company upon 30 days or less notice;

•	errors or omissions by the Company in performing its services;

•	the Company's dependency on key personnel and potential difficulties and expenses in the recruitment and retention of key employees;

•	the Company's inability to attract and retain qualified human resource consultants and sales personnel;

•	risks associated with the Company's dependency on technology services and third party licenses of technology;

•	the Company's inability to use the Internet as a means of delivering human resource services;

•	fluctuations in interest rates and the associated effect on the Company's investments;

•	the Company's failure to adequately protect its proprietary rights;

•	the Company's reliance on one financial institution to transfer its payroll funds;

•	the Company’s reliance on a single company to provide its workers’ compensation insurance coverage and the Company’s receivable from such company for all program years;

•	exposure to natural disasters, such as hurricanes and electrical failures, which affect the Company and its clients;

•	risks associated with the interruption of clients' businesses due to natural disasters, which are potentially increased due to geographic concentration;

•	unproven client acceptance of new business model service offerings; and

•	other factors which are described in further detail in the Form 10-K, and in other filings by the Company with the Securities and Exchange Commission.

        The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors. Further, management cannot assess the impact of each such factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes from the information previously reported under Item 7A of the Form 10-K, which Item 7A is hereby incorporated by reference.

ITEM 4. Controls and Procedures

        As of the end of the period covered by this report, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report and no changes in the Company’s internal controls over financial reporting were made during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management concluded in the Form 10-K that disclosure controls and procedures were not effective as of December 31, 2004 due to a material weakness in the Company’s internal control over financial reporting. Such material weakness related to a control activity which operates only once a year, generally in the fourth quarter. Therefore, this material weakness has no effect on the information contained in the Form 10-Q. The Company’s management has a plan to remediate the material weakness but has not had the opportunity to test the operating effectiveness of the control activity as of the end of the period covered by this report.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        See Note 8 to the condensed consolidated financial statements included in this Form 10-Q for information concerning the Company’s legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders of the Company was held on May 12, 2005. Holders of 26,243,823 shares of common stock were present in person or by proxy at the meeting. At the meeting, the Company’s shareholders elected each of the director nominees, approved the 2005 Equity Incentive Plan and approved the 2005 Executive Incentive Compensation Plan. The votes of the shareholders were as follows:

    1.        To elect a board of directors to serve until the next annual meeting of shareholders or until their respective successors are duly elected or appointed:

	For	Withheld

Erik Vonk	25,648,496	595,327
George B. Beitzel	25,351,259	892,564
Darcy E. Bradbury	25,676,037	567,786
James E. Cowie	25,677,037	566,786
A.D. Frazier	25,773,928	469,895
Jonathan H. Kagan	25,495,590	748,233
David S. Katz	25,682,137	561,686
James F. Manning	18,195,246	8,048,577
Jeffrey A. Sonnenfeld	25,775,111	468,712

    2.        To approve the Gevity HR, Inc. 2005 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Vote

10,984,361	10,675,163	136,662	4,447,637

    3.        To approve the Gevity HR, Inc. 2005 Executive Incentive Compensation Plan:

For	Against	Abstain	Broker Non-Vote

18,520,713	3,138,632	136,841	4,447,637

ITEM 5. Other Information

(a)     On July 22, 2005, the Company entered into a Change in Control Severance Agreement with Clifford M. Sladnick, the Company’s newly-appointed Chief Administrative Officer. A copy of the Change in Control and Severance Agreement is attached hereto as Exhibit 10.1. Also on July 22, 2005, Mr. Sladnick executed an indemnification agreement and a non-solicitation, non-compete and confidentiality agreement, in the forms customarily entered into by the Company with other senior executive officers. Additional information regarding Mr. Sladnick’s appointment, as well as descriptions of his agreements with the Company, can be found in the Company’s Current Report on Form 8-K, as filed with the SEC on July 1, 2005.

     The Compensation Committee of the Board of Directors of the Company, which administers the Gevity HR, Inc. 2005 Equity Incentive Plan (the “2005 Plan”), may in the future make awards of restricted stock under the 2005 Plan to non-employee members of the Board of Directors. Filed herewith as Exhibit 10.2 is the form of restricted stock award to be used in such event.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Change in Control Severance Agreement between Gevity HR, Inc. and Clifford M. Sladnick, dated July 22, 2005.

10.2	Form of Director Restricted Stock Award and Terms and Conditions pursuant to the Gevity HR, Inc. 2005 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.
Dated: July 28, 2005	/s/ Peter C. Grabowski Peter C. Grabowski Chief Financial Officer (Principal Financial Officer)