Form 10-Q
period 2005-09-30
GEVITY HR INC
filed 2005-10-27
CIK 1035185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

(941) 741-4300
(Registrant’s Telephone Number, Including Area Code)

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

Yes ☒   No ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of common stock	Outstanding as of October 21, 2005
Par value $0.01 per share	27,512,300

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in $000’s, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$152,896	$147,969	$454,625	$431,948
Cost of services	102,388	103,867	315,152	306,387

Gross profit	50,508	44,102	139,473	125,561

Operating expenses:
Salaries, wages and commissions	18,346	17,433	52,765	52,592
Other general and administrative	12,032	10,935	34,410	30,291
Depreciation and amortization	3,620	3,923	11,107	10,333

Total operating expenses	33,998	32,291	98,282	93,216

Operating income	16,510	11,811	41,191	32,345
Interest income, net	319	338	668	781
Other non-operating income (expense), net	16	(12)	38	(100)

Income before income taxes	16,845	12,137	41,897	33,026
Income tax provision	6,146	4,006	14,413	10,899

Net income	10,699	8,131	27,484	22,127

Non-recurring, non-cash charge attributable to the
acceleration of the unamortized discount associated
with the conversion into common stock of all shares
of the Series A convertible, redeemable preferred
stock	--	--	--	29,317
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of Series A
convertible, redeemable preferred stock	--	--	--	129
Series A convertible, redeemable preferred stock
dividends	--	--	--	434

Net income (loss) attributable to common shareholders	$10,699	$8,131	$27,484	$(7,753)

Net income (loss) per common share:
- Basic	$0.39	$0.30	$1.00	$(0.34)

- Diluted (reported earnings per common share
includes adjustments per share of ($1.14) for the
nine months ended September 30, 2004,
substantially all attributable to the
non-recurring, non-cash charge related
to the acceleration of the unamortized
discount associated with the conversion
into common stock of all shares of the
Series A convertible, redeemable preferred stock)	$0.37	$0.29	$0.96	$(0.34)

Weighted average common shares outstanding:
- Basic	27,691,968	26,972,223	27,583,708	23,098,355
- Diluted	28,761,788	28,472,727	28,628,485	23,098,355

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in $000’s)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$87,477	$40,776
Certificate of deposit	6,000	--

Certificates of deposit - restricted	33	6,033

Marketable securities - restricted	4,245	4,168
Accounts receivable, net	100,937	99,790

Short-term workers' compensation receivable, net	14,048	33,405

Other current assets	8,459	5,982

Total current assets	221,199	190,154

Property and equipment, net	9,931	10,079

Long-term marketable securities - restricted	8,003	8,435

Long-term workers' compensation receivable, net	87,093	79,310

Intangible assets, net	32,904	40,133

Goodwill	8,692	8,692

Deferred tax asset, net	3,277	2,380

Other assets	568	404

Total assets	$371,667	$339,587

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
UNAUDITED
(in $000’s, except share and per share data)

	September 30, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued payroll and payroll taxes	$117,704	$111,687
Accrued insurance premiums, health and
workers' compensation insurance reserves	19,675	23,191
Customer deposits and prepayments	5,685	11,897
Accounts payable and other accrued liabilities	7,349	4,907
Income taxes payable	5,882	11,786
Deferred tax liability, net	17,255	1,718

Dividends payable	1,946	1,642

Total current liabilities	175,496	166,828
Long-term accrued workers' compensation
insurance reserves	457	700
Other long-term liabilities	6,198	6,885

Total liabilities	182,151	174,413

Commitments and contingencies (see notes)
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized,
30,902,004 and 30,408,220 issued as of September
30, 2005 and December 31, 2004, respectively	309	304

Additional paid-in capital	159,777	152,670

Retained earnings	50,094	28,417
Deferred compensation
	(2,026)	--

Treasury stock (3,107,427 and 3,034,974 shares at cost, respectively)	(18,638)	(16,217)

Total shareholders' equity	189,516	165,174

Total liabilities and shareholders' equity	$371,667	$339,587

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in $000’s)

	For the Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,484	$22,127
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	11,107	10,333
Deferred tax provision, net	4,854	1,340
Provision for bad debts	403	277
Other	302	182
Changes in operating working capital:
Accounts receivable, net	(1,550)	(14,188)
Other current assets	(2,477)	906
Workers' compensation receivable, net	11,574	(44,126)
Deferred tax asset, net	9,786	--
Other assets	(165)	(141)
Accrued insurance premiums, health and
workers' compensation insurance reserves	(3,516)	20,377
Accrued payroll and payroll taxes	6,017	9,016
Accounts payable and other accrued liabilities	2,442	1,763
Income taxes payable	(4,018)	9,124
Customer deposits and prepayments	(6,212)	25,952
Long-term accrued workers' compensation
insurance reserves	(243)	(10,170)
Other long-term liabilities	(191)	896

Net cash provided by operating activities	55,597	33,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(141)	(133,878)
Maturities of marketable securities and certificates of
deposit	--	151,347
Assets acquired in business acquisitions	--	(40,128)
Capital expenditures	(3,720)	(3,304)

Net cash used in investing activities	(3,861)	(25,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends to shareholders	(5,503)	(4,384)
Proceeds of credit line borrowing	1,297	27,000
Payments on credit line borrowing	(1,297)	(27,000)
Proceeds from secondary stock offering	--	34,727
Debt issuance costs	--	(192)
Purchase of treasury stock	(2,220)	--
Proceeds from issuance of common shares, net	2,688	2,552

Net cash (used in) provided by financing activities	(5,035)	32,703

Net increase in cash and cash equivalents	46,701	40,408
Cash and cash equivalents - beginning of period	40,776	44,682

Cash and cash equivalents - end of period	$87,477	$85,090

Supplemental disclosure of cash flow information:
Income taxes paid	$3,791	$435

Interest paid	$132	$184

        See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in $000’s, except share and per share data)

1.       GENERAL

        The accompanying unaudited condensed consolidated financial statements of Gevity HR, Inc. and subsidiaries (collectively, the “Company” or “Gevity”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (the “Form 10-K”). These financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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

		For the Three Months Ended		For the Nine Months Ended
		September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net income	As reported	$10,699	$8,131	$27,484	$22,127
Add: Total stock-based
compensation included in
net income, net of tax
effect	As reported	89	--	203	--
Less: Total stock-based
employee compensation
expense determined under
fair value method for all
awards, net of tax effect	Pro forma	(772)	(753)	(2,393)	(2,301)

Net income	Pro forma	$10,016	$7,378	$25,294	$19,826

Basic earnings (loss) per share	As reported	$0.39	$0.30	$1.00	$(0.34)
	Pro forma	$0.36	$0.27	$0.92	$(0.44)

Diluted earnings (loss) per share	As reported	$0.37	$0.29	$0.96	$(0.34)
	Pro forma	$0.35	$0.26	$0.88	$(0.44)

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

2.       MARKETABLE SECURITIES — RESTRICTED

        At September 30, 2005 and December 31, 2004, the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale and restricted mutual funds classified as trading.

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

        The fair value of the marketable securities portfolio by type and classification as of September 30, 2005 and December 31, 2004 is as follows:

	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value

As of September 30, 2005:
Short-term
Money market - restricted	$4,245	$--	$4,245

Total short-term marketable securities - restricted	$4,245	$--	$4,245

Long-term
Money market - restricted	$3,552	$--	$3,552
Mutual funds - trading - restricted	4,451	--	4,451

Total long-term marketable securities - restricted	$8,003	$--	$8,003

As of December 31, 2004:
Short-term
Money market - restricted	$4,168	$--	$4,168

Total short-term marketable securities - restricted	$4,168	$--	$4,168

Long-term
Money market - restricted	$3,488	$--	$3,488
Mutual funds - trading - restricted	4,947	--	4,947

Total long-term marketable securities - restricted	$8,435	$--	$8,435

        For the three and nine months ended September 30, 2005 and September 30, 2004, there were no realized gains or losses from the sale of marketable securities. There were no unrealized gains or losses on marketable securities as of September 30, 2005 and December 31, 2004.

3. ACCOUNTS RECEIVABLE

        At September 30, 2005 and December 31, 2004, accounts receivable from clients consisted of the following:

	September 30, 2005	December 31, 2004

Billed to clients	$5,722	$17,886

Unbilled revenues	95,636	82,709

	101,358	100,595
Less: Allowance for doubtful accounts	(421)	(805)

Total	$100,937	$99,790

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

        The insured loss sensitive programs provide insurance coverage for claims incurred in each program year but which may be paid out over future periods dependent upon the nature and extent of the worksite injury. The fully insured loss sensitive programs provide for a sharing of risk between the insurance companies and the Company whereby the Company is responsible for paying, through the respective insurance company, the first $1.0 million per occurrence of claims for program years 2000 through 2003 and $2.0 million per occurrence of claims for program years 2004 and 2005, and the respective insurance company is responsible for amounts in excess of the Company’s per occurrence amount. For the 2005 and 2004 program years, the Company purchased additional insurance coverage from Munich American Reassurance Company for the layer of claims between $0.750 million and $2.0 million per occurrence for 2005 and for the layer of claims between $1.0 million and $2.0 million per occurrence for 2004. The workers’ compensation insurance programs are fully insured policies written by the respective carriers. If the Company were to fail to make premium payments to the carriers as scheduled, then the carriers would be responsible for the payment of all losses under the terms of the policy.

        For program years 2000 through 2003, the Company obtained aggregate stop-loss insurance coverage through CNA and AIG, as applicable, further limiting its ultimate liability. The stop loss coverage provided by CNA for the 2000-2002 program years limits the Company’s aggregate exposure for claims below the $1.0 million per occurrence level to 130% of the expected losses as determined by CNA. The stop loss coverage provided by AIG for the 2003 program year limits the Company’s aggregate exposure for claims below the $1.0 million per occurrence level to 175% of the expected losses as determined by AIG. The Company did not purchase aggregate stop loss coverage for the 2005 and 2004 program years as the Company believed that the risk of losses exceeding the proposed aggregate stop loss level was remote.

        Effective September 30, 2004, the Company entered into agreements with AIG and CNA whereby the Company paid $102,000 to purchase insurance from AIG to cover the Company’s workers’ compensation claims liability up to the $1.0 million per occurrence deductible level for program years 2000, 2001 and 2002. CNA remains the insurer on the underlying claims for these policy years. The insurance purchased from AIG also provides the Company greater protection relative to the aggregate insurance stop-loss coverage by effectively reducing the Company’s maximum exposure for claims that fall below the $1.0 million deductible level from 130% of expected total losses to approximately 117% of expected total losses over the life of the 2000, 2001 and 2002 policies. The insurance purchased from AIG was funded substantially through the release by CNA to the Company of restricted marketable securities of approximately $76,500 previously pledged to CNA as collateral and the release by CNA to the Company of premium payments and deposits approximating $24,700 previously paid to CNA. Of the total premium paid by the Company to AIG, AIG deposited $94,400 into an interest bearing loss fund account to fund all claims under the program up to AIG’s aggregate limit. Interest on the loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate of 3.0% until all claims are closed. AIG will return to the Company that portion of the loss fund account, if any, not used or retained to pay claims, including interest earned, at intervals of 36, 60, 84 and 120 months from the date of the inception of the agreement. The maximum return amount, which is based upon a pre-determined formula, at 36 and 60 months is limited to $5,500 each, with no limit as to the return amount at 84 and 120 months. This transaction did not have an impact on the overall loss estimates associated with these policy years. Benefits to the Company include a contractual arrangement for the return of excess premium payments (the original agreement with CNA did not provide specific guidelines for the return of excess collateral) and the expected reduction of future administrative expenses associated with the 2000, 2001 and 2002 program years. On August 9, 2005, the agreement between AIG and the Company was amended to provide that of the $94,400 paid by the Company to AIG, $88,900 would reside in an interest bearing loss fund held by AIG and $5,500 would reside in an interest bearing escrow account held by CNA. The AIG loss fund bears an interest rate of 3.0% and the escrow account bears an interest rate based upon the rate as provided for in the facility to which it will be deposited into. Any agreed upon reduction in the escrow account between CNA and AIG will be deposited into the AIG loss fund account.

        With respect to the 2003, 2004 and 2005 policy years, the Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG to cover AIG’s estimates of claims related to the first $2.0 million ($1.0 million for policy year 2003) per occurrence. AIG deposits the funds into an interest bearing loss fund account to fund all claims up to the $2.0 million per occurrence amount ($1.0 million for policy year 2003). Interest on the loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at fixed annual rates. Under the 2003 program year, the Company paid $85,000 of such premium and is guaranteed to receive a 2.42% per annum fixed return on $73,500 and 1.85% on $11,500 so long as the program and the interest accrued under the program remain with AIG for at least 7 years. Under the 2004 program year, the Company paid $111,400 of such premiums and is guaranteed to receive a 2.92% per annum fixed return so long as the program and the related interest accrued under the program remain with AIG for a 10-year period. Under the 2005 program year, the Company will pay $100,000 of such premiums and is guaranteed to receive a 3.75% per annum fixed return so long as the program and the related accrued interest under the program remain with AIG for a 10-year period. If any of the programs are terminated early, the respective interest rate for the terminated program is adjusted downward based upon a sliding scale. All program years provide for an initial premium true-up eighteen months after the policy inception and annually thereafter. The true-up is based upon a pre-determined loss factor times the amount of incurred claims as of the date of the true-up.

        Under the 2003 program, AIG required the Company to provide $17,000 of collateral related to premium payment credit risk. The required collateral was provided in the form of cash and short-term investments placed into a trust account. With respect to the 2004 program year the Company reached an agreement with AIG whereby the $17,000 of collateral related to premium payment credit risk for the 2003 program would serve as collateral for the 2004 program. During the third quarter of 2004, AIG released approximately $13,600 of this collateral to the Company in connection with the premium audit and annual loss provision adjustment for the 2003 program year. The remaining AIG workers’ compensation collateral is included with long-term marketable securities – restricted as of September 30, 2005 and December 31, 2004. No additional collateral was required by AIG for the 2005 program year.

        During the third quarter of 2005, AIG released approximately $53,904 of cash from the 2003, 2004 and 2005 loss fund accounts, collectively, in connection with premium audits and annual loss provision adjustments for those policy years.

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

        At September 30, 2005, the Company lowered its ultimate loss estimates for the 2003 and 2004 program years based upon continued favorable claims development that occurred during the nine months ended September 30, 2005. This revision resulted in a net reduction of workers’ compensation expense of approximately $7,777 ($4,938 net of related taxes) and a related increase in long-term workers’ compensation receivable, net, as of September 30, 2005.

        The Company accrues for workers’ compensation costs based upon premiums paid, estimated total costs of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the programs, return on investment premium dollars paid and the discount rate used to determine the net present value of the expected future claim payments to be made under the programs. At September 30, 2005 and December 31, 2004 the weighted average discount rate used to calculate the present value of the claim liability was 3.08% and 2.83% respectively. Premium payments made to AIG during 2005, 2004 and 2003 were in excess of the present value of the estimated claim liabilities. This resulted in a workers’ compensation receivable, net, at September 30, 2005 and December 31, 2004 of $101,141 and $112,715, respectively, of which $14,048 and $33,405 was classified as short-term at September 30, 2005 and December 31, 2004, respectively. This receivable represents a significant concentration of credit risk for the Company.

5.       INTANGIBLE ASSETS

        At September 30, 2005 and December 31, 2004, intangible assets consisted of the following:

	September 30, 2005	December 31, 2004

Purchased client service agreements	$47,929	$47,929

Accumulated amortization	(15,025)	(7,796)

Intangible assets, net	$32,904	$40,133

        Amortization expense for the three months ended September 30, 2005 and 2004 was $2,410 and $2,381, respectively, and for the nine months ended September 30, 2005 and 2004 was $7,229 and $5,221, respectively. Estimated amortization expense for the remainder of 2005 and for each of the next four succeeding years is $2,409, $9,638, $9,638, $9,638 and $1,581, respectively.

6.       HEALTH BENEFITS

        Blue Cross Blue Shield of Florida (“BCBSF”) is the Company’s primary healthcare provider in Florida, delivering medical care benefits to approximately 22,000 Florida-based client employees. The Company’s policy with BCBSF is a minimum premium policy expiring September 30, 2008. Pursuant to this policy, the Company is obligated to reimburse BCBSF for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and the aggregate stop-loss coverage is provided to the Company at the level of 110% of projected claims for the plan year beginning October 1, 2005.

        The Company is required to pre-fund the estimated monthly expenses and claim liability charges of the plan by the first of each calendar month. The estimated monthly expenses are based upon the Minimum Premium Rate and the Annual Excess liability rate, as set forth in the agreement, times the number of insureds. The estimated claim liability charge is based upon expected claims for the annual contract period divided by 12. Differences between the pre-funded amounts and actual amounts subsequently determined shall be settled in the following month.

        The Company’s obligation to BCBSF may require an Irrevocable Letter of Credit (“LOC”) in favor of BCBSF if a certain Coverage Ratio, as set forth in the agreement, is not maintained. The Coverage Ratio is calculated quarterly. Calculation of a Coverage Ratio outside of the minimum requirement will require an LOC valued at up to two months of projected claims. As of September 30, 2005, the minimum coverage ratio was met and no LOC was required. Under the Company’s previous agreement with BCBSF, a $6,000 certificate of deposit was pledged as collateral for a standby LOC. This collateral was released by BCBSF and is no longer classified as restricted in the Company’s consolidated balance sheet as of September 30, 2005.

        Aetna is the primary medical care benefits provider for approximately 28,000 client employees throughout the remainder of the country. The Company’s 2005 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement whereby the PPO plan is subject to a 7.5% additional premium if actual claims are greater than projected at the inception of the policy year (maximum charge per year is 7.5% with carryover into subsequent years of amounts that exceed 7.5%). Beginning October 1, 2005, the Aetna additional premium has been reduced to 5.0%.

        The Company provides coverage under various regional medical benefit plans to approximately 2,000 client employees in various areas of the country. Included in the list of medical benefit plan providers are Kaiser Foundation Health Plan, Inc. in California, Health Partners (Minnesota) in Minnesota, Harvard Pilgrim Healthcare in Massachusetts and Capital Health Plans in the Tallahassee, Florida region. These regional plans are subject to fixed cost contracts that cap the Company’s liability.

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

        Beginning October 1, 2004, part-time employees of clients were eligible to enroll in limited benefit programs from Star HRG. These plans include fixed cost sickness, accident and dental insurance programs, and a vision discount plan.

        Included in accrued insurance premiums, health and workers’ compensation insurance reserves at September 30, 2005 and December 31, 2004 are $14,638 and $18,831, respectively, of short-term liabilities related to the Company’s healthcare plans. Of these amounts, $14,145 and $14,580, respectively, represent an accrual for the estimate of claims incurred but not reported at September 30, 2005 and December 31, 2004. There were no long-term liabilities related to the Company’s health benefit plans at September 30, 2005 and December 31, 2004.

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

7.       REVOLVING CREDIT FACILITY

        The Company maintains a $35,000 unsecured credit agreement with Bank of America, N.A. Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit agreement provides for revolving borrowings in an amount not to exceed $35,000 and has a three-year term that expires on March 26, 2007. Loan advances under the agreement bear an interest rate equal to the applicable margin (based upon a ratio of total debt to EBITDA, as defined in the credit agreement), plus one of the following indexes: (i) 30-day LIBOR and (ii) Bank of America, N.A. prime rate. Up to $7,000 of the loan commitment can be made through letters of credit issued by Bank of America. A fee, determined by reference to the applicable margin, will be charged on the aggregate stated amount of each outstanding letter of credit. A fee of 50 basis points per annum is charged for any unused portion of the loan commitment. There were no outstanding advances under the credit agreement at September 30, 2005 or December 31, 2004. The Company recorded $61 and $61 of interest expense for the three months ended September 30, 2005 and 2004, respectively, and $171 and $216 for the nine months ended September 30, 2005 and 2004, respectively, primarily related to the amortization of loan costs and unused loan commitment fees. The credit agreement includes certain financial maintenance requirements and affirmative and negative covenants, all of which the Company was in compliance with at September 30, 2005.

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

Regulatory Matters

        The Company’s employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these laws affect all U.S. companies; however, the rules and regulations that govern professional employer organizations constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship between the professional employer organization, the client and the client employees. Many federal and state laws relating to tax and employment matters were enacted before the widespread existence of professional employer organizations and do not specifically address the obligations and responsibilities of these professional employer organization relationships. If the Internal Revenue Service concludes that professional employer organizations are not “employers” of certain client employees for purposes of the Internal Revenue Code of 1986, as amended, the tax qualified status of the Company’s defined contribution retirement plans in effect prior to April 1, 1997 could be revoked, its cafeteria benefits plan may lose its favorable tax status and the Company, as defined, may no longer be able to assume a client’s federal employment tax withholding obligations, and certain defined employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended.

9.       EQUITY

Employee Stock Option Plans

        During the nine months ended September 30, 2005 and 2004, the Company issued 376,190 and 585,478 shares, respectively, of its common stock to directors, officers and employees of the Company under the Company’s stock option plans for aggregate proceeds of approximately $2,449 and $2,186, respectively, including 8,716 shares of its common stock received in lieu of cash for the exercise of stock options during the nine months ended September 30, 2005. The shares received by the Company were valued at approximately $161 (which was calculated based upon the market value of the stock on the date of exercise) and are included as treasury shares as of September 30, 2005.

        During the nine months ended September 30, 2005, the Company granted 92,594 shares of restricted common stock under its 2002 Stock Incentive Plan and 25,000 shares of restricted common stock under its 2005 Equity Incentive Plan to certain employees of the Company. Under the terms of the grants, the recipients are entitled to dividends declared, if any, and voting rights for each share of restricted stock granted. The intrinsic value of the grants, based upon the market value of the stock on the date of the grants, was approximately $2,443. The value of the grants were recorded in equity as deferred compensation and are being amortized to compensation expense over the vesting period of 4 years. For the three and nine months ended September 30, 2005, the Company recognized related compensation expense of approximately $140 and $310, respectively ($89 and $203, net of related income taxes, respectively). As of September 30, 2005, 112,519 shares of restricted stock remain outstanding and 5,075 shares were forfeited and included as treasury shares. There was no restricted stock outstanding at December 31, 2004 and no compensation expense related to restricted stock for the three and nine months ended September 30, 2004.

Employee Stock Purchase Plan

        During the nine months ended September 30, 2005 and 2004, 23,238 and 27,777 shares, respectively, of the Company’s common stock (from treasury) were sold to employees participating in the Company’s employee stock purchase plan. Proceeds from the employee stock purchase were approximately $400 for the nine months ended September 30, 2005 and $366 for the nine months ended September 30, 2004.

Stock Repurchase Program

        On September 27, 2005, the Company’s board of directors authorized the repurchase of up to $50,000 of the Company’s common stock. Stock repurchases under this program may be made at such times and in such amounts as the Company deems appropriate, based on a variety of factors including price, corporate and regulatory requirements and overall market conditions. As of September 30, 2005, the Company had purchased 81,900 shares of its common stock at a cost of $2,220. The repurchased shares are included in treasury shares at September 30, 2005.

        The Company purchased additional shares of its common stock during October 2005. As of October 27, 2005, the Company has purchased a total of 459,238 shares at a cost of $12,110 since the inception of the repurchase program.

10.       INCOME TAXES

        The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for both federal and state income taxes. For the three and nine months ended September 30, 2005 the Company’s effective tax rate was 36.5% and 34.4%, respectively, and for the three and nine months ended September 30, 2004, the Company’s effective rate was 33.0% for both periods.

        During the third quarter of 2005, the Company reclassified approximately $9,786 of its deferred tax assets against its current tax liability in connection with the filing of its 2004 income tax returns.

11.       EARNINGS PER SHARE (“EPS”)

        The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Three Months Ended September 30, 2005:
Basic EPS:
Net income	$10,699	27,691,968	$0.39

Effect of dilutive securities:
Options to purchase common stock		1,050,635
Restricted stock		19,185

Diluted EPS:
Net income	$10,699	28,761,788	$0.37

        For the three months ended September 30, 2005, 38,300 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Three Months Ended September 30, 2004:
Basic EPS:
Net income	$8,131	26,972,223	$0.30

Effect of dilutive securities:
Options to purchase common stock		1,500,504

Diluted EPS:
Net loss attributable to common shareholders	$8,131	28,472,727	$0.29

        For the three months ended September 30, 2004, 712,987 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of options was greater than the average price of common stock.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Nine Months Ended September 30, 2005:
Basic EPS:
Net income	$27,484	27,583,708	$1.00

Effect of dilutive securities:
Options to purchase common stock		1,035,035
Restricted stock		9,742

Diluted EPS:
Net income	$27,484	28,628,485	$0.96

        For the nine months ended September 30, 2005, 871,170 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Nine Months Ended September 30, 2004:
Basic EPS:
Net income	$22,127
Non-recurring, non-cash charge attributable to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the Series A convertible,
redeemable preferred stock	(29,317)
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of Series A
convertible, redeemable preferred stock	(129)
Series A convertible, redeemable preferred stock dividends	(434)

Net loss attributable to common shareholders	(7,753)	23,098,355	$(0.34)

Effect of dilutive securities:
Options to purchase common stock		--
Series A convertible, redeemable preferred stock		--

Diluted EPS:
Net loss attributable to common shareholders	$(7,753)	23,098,355	$(0.34)

        For the nine months ended September 30, 2004, inclusion of stock options to purchase 3,851,341 shares of common stock at various prices and inclusion of the Series A convertible, redeemable preferred stock (“Preferred Stock”) on an “if-converted” basis for the period it was outstanding would have been anti-dilutive.

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

        In the following analysis of financial information, data derived from the consolidated financial information is disclosed that is not presented in the Company’s financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of this information is considered to be “non-GAAP financial measures” under the U.S. Securities and Exchange Commission rules. See “Non-GAAP Financial Information” included herein for a supplemental explanation and reconciliation of this information.

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

        The following tables provide information that the Company utilizes when assessing the financial performance of its business:

	Three Months Ended September 30,
	2005	2004	% Change

Statistical data:
Client employees at period end	134,809	134,102	0.5%
Clients at period end (1)	8,300	8,767	(5.3)%
Average number of client
employees/clients at period end	16.24	15.30	6.1%
Average number of client employees
paid by month (2)	125,438	125,262	0.1%
Annualized average wage per average
number of client employees paid by
month (3)	$38,831	$36,061	7.7%
Annualized professional service fees per
average number of client employees
paid by month (3)	$1,145	$1,117	2.5%
Annualized gross profit per average
number of client employees paid by
month (3)	$1,611	$1,408	14.4%
Annualized operating expense excluding
depreciation and amortization per
average number of client employees
paid by month (3)	$969	$906	7.0%
Annualized operating income per average
number of client employees paid by
month (3)	$526	$377	39.5%

	Nine Months Ended September 30,
	2005	2004	% Change

Statistical data:
Client employees at period end	134,809	134,102	0.5%
Clients at period end (1)	8,300	8,767	(5.3)%
Average number of client
employees/clients at period end	16.24	15.30	6.1%
Average number of client employees
paid by month (2)	120,871	119,171	1.4%
Annualized average wage per average number
of client employees paid by month (3)	$37,710	$34,426	9.5%
Annualized professional service fees per
average number of client employees
paid by month (3)	$1,153	$1,113	3.6%
Annualized gross profit per average number
of client employees paid by month (3)	$1,539	$1,405	9.5%
Annualized operating expense excluding
depreciation and amortization per
average number of client employees
paid by month (3)	$962	$927	3.8%
Annualized operating income per average
number of client employees paid by
month (3)	$454	$362	25.4%

(1)	Clients measured by individual client Federal Employer Identification Number (FEIN).

(2)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(3)	Annualized statistical information is based upon actual period-to-date amounts, which have been annualized (divided by three or nine and multiplied by twelve) and then divided by the average number of client employees paid by month.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue

        The following table presents certain information related to the Company’s revenues for the three months ended September 30, 2005 and September 30, 2004:

	Three Months Ended
	September 30, 2005	September 30, 2004	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$35,913	$34,993	2.6%
Employee health and welfare
benefits	84,533	79,500	6.3%
Workers' compensation	29,083	30,004	(3.1)%
State unemployment taxes and other	3,367	3,472	(3.0)%

Total revenues	$152,896	$147,969	3.3%

Statistical data:
Gross salaries and wages (in
thousands)	$1,217,708	$1,129,225	7.8%
Average number of client employees
paid by month (1)	125,438	125,262	0.1%
Annualized average wage per average
client employees paid by month (2)	$38,831	$36,061	7.7%
Workers' compensation billing per
one hundred dollars of workers'
compensation wages (3)	$2.57	$2.80	(8.2)%
Workers' compensation manual
premium per one hundred dollars
of workers' compensation wages
(3),(4)	$3.28	$3.46	(5.2)%
Annualized professional service
fees per average number of
client employees paid by month (2)	$1,145	$1,117	2.5%
Client employee health benefits
participation	38%	36%	5.6%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Annualized statistical information is based upon actual quarter-to-date amounts, which have been annualized (divided by three and multiplied by twelve) and then divided by the average number of client employees paid by month.

(3)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(4)	Manual premium rate data are derived from tables of AIG in effect for 2005 and 2004, respectively.

        For the three months ended September 30, 2005, total revenues were $152.9 million compared to $148.0 million for the three months ended September 30, 2004, representing an increase of $4.9 million or 3.3%. The increase in total revenues was primarily a result of the increase in health revenues and an increase in professional service fees. The increase was partially offset by a decline in workers’ compensation revenues.

        As of September 30, 2005, the Company served 8,300 clients as measured by each client’s FEIN with approximately 134,800 active client employees. This compares to approximately 8,800 clients as measured by each client’s FEIN with approximately 134,100 active client employees at September 30, 2004. The change in the number of client employees is a function of client employees added through organic growth, less attrition, plus the net changes due to hiring and termination of employees by existing clients.

        The annualized average wage of paid client employees for the three months ended September 30, 2005 increased 7.7% to $38,831 from $36,061 for the three months ended September 30, 2004. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.

        Revenues from professional service fees increased to $35.9 million for the three months ended September 30, 2005, from $35.0 million for the three months ended September 30, 2004, representing an increase of $0.9 million or 2.6%. The increase was primarily a result of the increase in annualized professional service fees per average number of client employees paid by month of 2.5%, from $1,117 for the three months ended September 30, 2004 to $1,145 for the three months ended September 30, 2005. Such service fee increase per employee are the result of increases in the charges to its clients for professional service fees, as part of the Company’s strategy to enhance and emphasize the human resource consulting services that it provides to its clients attributable to both existing and new client employees.

        Revenues for providing health and welfare benefits for the three months ended September 30, 2005 were $84.5 million as compared to $79.5 million for the three months ended September 30, 2004, representing an increase of $5.0 million or 6.3%. Health and welfare benefit plan charges primarily increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related costs to its clients.

         Revenues for providing workers' compensation insurance coverage decreased to $29.1 million for the three months ended September 30, 2005, from $30.0 million in the three months ended September 30, 2004 representing a decrease of $0.9 million or 3.1%. This decrease in revenues is reflective of a reduction in the manual premium rates as well as an improvement in the risk profile of the Company’s client base. Workers’ compensation billings, as a percentage of workers’ compensation wages for the three months ended September 30, 2005, were 2.57% as compared to 2.80% for the same period in 2004, representing a decrease of 8.2%. The risk profile of the Company’s client base has continued to improve throughout 2005, which has resulted in a reduction of workers’ compensation revenues by approximately $1.3 million as a percentage of workers’ compensation wages when compared to the first half of 2005.

        The manual premium rate for workers’ compensation applicable to the Company’s clients decreased 5.2% during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Manual premium rates are generally the allowable rates that employers can be charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates reflects primarily the reduction in the Florida manual premium rates.

        Revenues from state unemployment taxes and other revenues decreased to $3.4 million for the three months ended September 30, 2005 from $3.5 million for the three months ended September 30, 2004 representing a decrease of $0.1 million or 3.0%. The decrease was primarily due to the minor reduction of other miscellaneous revenues.

Cost of Services

        The following table presents certain information related to the Company’s cost of services for the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30, 2005	September 30, 2004	% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare
benefits	$83,901	$79,437	5.6%
Workers' compensation	14,655	21,173	(30.8)%
State unemployment taxes and
other	3,832	3,257	17.7%

Total cost of services	$102,388	$103,867	(1.4)%

Statistical data:
Gross salaries and wages (in thousands)	$1,217,708	$1,129,255	7.8%

Average number of client employees paid
by month (1)	125,438	125,262	0.1%
Workers compensation cost rate per one
hundred dollars of workers'
compensation wages (2)	$1.29	$1.98	(34.8)%
Number of workers' compensation claims (3)	1,742	1,843	(5.5)%
Frequency of workers' compensation
claims per one million dollars of
workers' compensation wages (2)	1.54x	1.72x	(10.5)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective period and does not include claims with respect to a specific policy year that are reported subsequent to the end of such period.

        Cost of services that include the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs were $102.4 million for the three months ended September 30, 2005, compared to $103.9 million for the three months ended September 30, 2004, representing a decrease of $1.5 million or 1.4%. This decrease was primarily due to the decrease in workers’ compensation cost and partially offset by the increase in health and welfare benefit costs.

        The cost of providing health and welfare benefits to clients’ employees for the three months ended September 30, 2005 was $83.9 million as compared to $79.4 million for the three months ended September 30, 2004, representing an increase of $4.5 million or 5.6%. This increase was primarily attributable to the overall higher cost of health benefits and was partially offset by a reduction in health benefit costs of approximately $0.6 million due to continued favorable claims experience in the 2005 Aetna plan year.

        Workers’ compensation costs were $14.7 million for the three months ended September 30, 2005, as compared to $21.2 million for the three months ended September 30, 2004, representing a decrease of $6.5 million or 30.8%. Workers’ compensation costs decreased in the third quarter of 2005 primarily due to the lowering of the Company’s ultimate loss estimates for the 2003 and 2004 program years based upon continued favorable claims development that occurred during the nine months ended September 30, 2005. This revision resulted in a net reduction of workers’ compensation expense of approximately $7.8 million ($4.9 million net of related taxes) during the third quarter of 2005. If the Company experiences continued favorable claims development, a further downward adjustment of the Company's workers' compensation loss estimates may occur in the fourth quarter of 2005.

        State unemployment taxes and other costs were $3.8 million for the three months ended September 30, 2005, compared to $3.3 million for the three months ended September 30, 2004, representing an increase of $0.6 million or 17.7%. The increase primarily relates to higher state unemployment tax rates beginning January 1, 2005.

Operating Expenses

        The following table presents certain information related to the Company’s operating expenses for the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30, 2005	September 30, 2004	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$18,346	$17,433	5.2%
Other general and administrative	12,032	10,935	10.0%
Depreciation and amortization	3,620	3,923	(7.7)%

Total operating expenses	$33,998	$32,291	5.3%

Statistical data:
Internal employees at quarter end	1,053	1,012	4.1%

        Total operating expenses were $34.0 million for the three months ended September 30, 2005 as compared to $32.3 million for the three months ended September 30, 2004, representing an increase of $1.7 million or 5.3%. Excluding depreciation and amortization, annualized operating expenses per average number of client employees paid was $969 for the three-month period ended September 30, 2005 compared to $906 for the three months ended September 30, 2004.

        Salaries, wages and commissions were $18.3 million for the three months ended September 30, 2005 as compared to $17.4 million for the three months ended September 30, 2004, representing an increase of $0.9 million or 5.2%. The majority of the increase is attributable to an increase in internal employees primarily in the client services area as well as the addition of senior management personnel throughout 2004 and 2005.

        Other general and administrative expenses were $12.0 million for the three months ended September 30, 2005 as compared to $10.9 million for the three months ended September 30, 2004, representing an increase of $1.1 million or 10.0%. This increase is primarily a result of an increase marketing expenses associated with strategic initiatives as well as an increase in recruiting and placement fees associated with the hiring of new employees for certain senior management positions.

        Depreciation and amortization expenses were $3.6 million for the three months ended September 30, 2005 compared to $3.9 million for the three months ended September 30, 2004. The decrease is primarily attributable to a reduction in depreciation expense as assets reach the end of their depreciable lives.

Income Taxes

        Income taxes were $6.1 million for the three months ended September 30, 2005 compared to $4.0 million for the three months ended September 30, 2004. The increase is primarily due to an increase in income for the third quarter of 2005 compared to the third quarter of 2004 as well as an increase in the Company’s effective tax rate. The Company’s effective tax rate for the three months ended September 30, 2005 and 2004 was 36.5% and 33.0%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

Net Income and Diluted Earnings Per Share

        As a result of the factors described above, net income increased 31.6% to $10.7 million for the three months ended September 30, 2005 compared to $8.1 million for the three months ended September 30, 2004. Net income per common share on 28.8 million diluted shares was $0.37 for the three months ended September 30, 2005 compared to net income per common share of $0.29 on 28.5 million diluted shares for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue

        The following table presents certain information related to the Company’s revenues for the nine months ended September 30, 2005 and September 30, 2004:

	Nine Months Ended
	September 30, 2005	September 30, 2004	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$104,484	$99,445	5.1%
Employee health and welfare
benefits	245,244	229,803	6.7%
Workers' compensation	85,405	86,743	(1.5)%
State unemployment taxes and other	19,492	15,957	22.2%

Total revenues	$454,625	$431,948	5.2%

Statistical data:
Gross salaries and wages (in
thousands)	$3,418,508	$3,076,913	11.1%
Average number of client
employees paid by month (1)	120,871	119,171	1.4%
Annualized average wage per
average client employees paid by
month (2)	$37,710	$34,426	9.5%
Workers' compensation billing
per one hundred dollars of
workers' compensation wages (3)	$2.69	$2.99	(10.0)%
Workers' compensation manual
premium per one hundred dollars
of workers' compensation wages (3), (4)	$3.29	$3.60	(8.6)%
Annualized professional service
fees per average number of
client employees paid by month (2)	$1,153	$1,113	3.6%
Client employee health benefits
participation	38%	36%	5.6%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Annualized statistical information is based upon actual year-to-date amounts, which have been annualized (divided by nine and multiplied by twelve) and then divided by the average number of client employees paid by month.

(3)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(4)	Manual premium rate data are derived from tables of AIG in effect for 2005 and 2004, respectively.

        For the nine months ended September 30, 2005, total revenues were $454.6 million compared to $431.9 million for the nine months ended September 30, 2004, representing an increase of $22.7 million or 5.2%. Revenue growth was primarily a result of the EPIX Holdings Corporation (“EPIX”) client portfolio acquisition in March of 2004 having a full impact on the nine months ended September 30, 2005 versus a partial impact for the nine months ended September 30, 2004. Also contributing to the growth were increases in the charges for professional service fees, as part of the Company’s strategy to enhance and emphasize the human resource consulting services that it provides to its clients, increases in fees for providing health and welfare benefits for client employees, and an increase in state unemployment tax rates.

        The average number of paid client employees was 120,871 for the nine months ended September 30, 2005, as compared to 119,171 for the nine months ended September 30, 2004, representing an increase of 1.4%. The increase was primarily a result of the EPIX client portfolio acquisition having a full impact on the nine months ended September 30, 2005 and a partial impact for the nine months ended September 30, 2004 as well as organic growth in excess of client attrition for the nine months ended September 30, 2005.

        The annualized average wage of paid client employees for the nine months ended September 30, 2005 increased 9.5% to $37,710 from $34,426 for the nine months ended September 30, 2004. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to its employees.

        Revenues from professional service fees increased to $104.5 million for the nine months ended September 30, 2005, from $99.4 million for the nine months ended September 30, 2004, representing an increase of $5.0 million or 5.1%. The increase was a result of increases in annualized professional service fees per client employee of 3.6%, from $1,113 for the nine months ended September 30, 2004 to $1,153 for the nine months ended September 30, 2005. Such service fee increases per employee were attributable to both current and new client employees. In addition, professional service fees for the nine months ending September 30, 2005 were higher as a result of the EPIX client portfolio acquisition having a full impact on the nine months ended September 30, 2005 versus a partial impact for the nine months ended September 30, 2004.

        Revenues for providing health and welfare benefits for the nine months ended September 30, 2005 were $245.2 million as compared to $229.8 million for the nine months ended September 30, 2004, representing an increase of $15.4 million or 6.7%. Health and welfare benefit plan charges primarily increased as a result of the EPIX client portfolio acquisition having a full impact on the nine months ended September 30, 2005 versus a partial impact for the nine months ended September 30, 2004. Additionally, health and welfare benefit plan revenues increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related costs to its clients.

        Revenues for providing workers’ compensation insurance coverage decreased to $85.4 million in the nine months ended September 30, 2005, from $86.7 million in the nine months ended September 30, 2004 representing a decrease of $1.3 million or 1.5%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the nine months ended September 30, 2005, were 2.69% as compared to 2.99% for the same period in 2004, representing a decrease of 10.0%. The decrease in workers’ compensation revenue for the nine months ended September 30, 2005 was primarily due to the net effect of a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates, an improvement in the risk profile of the Company's client base, and partially offset by the full impact of the EPIX acquisition on the nine months ended September 30, 2005 versus the partial impact on the nine months ended September 30, 2004.

        The manual premium rate for workers’ compensation applicable to the Company’s clients decreased 8.6% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in the Company’s manual premium rates reflects the reduction in the Florida manual premium rates.

        Revenues from state unemployment taxes and other revenues increased to $19.5 million for the nine months ended September 30, 2005 from $16.0 million for the nine months ended September 30, 2004 representing an increase of $3.5 million or 22.2%. The increase was primarily due to the effect of the EPIX acquisition on the first quarter of 2005 and the limited impact of the EPIX acquisition on the first quarter of 2004. State unemployment tax revenues have the greatest impact on the first quarter of the calendar year as most wage caps that limit state unemployment revenues are not met until the second quarter of the calendar year. In addition, there were increases in state unemployment tax rates that were passed along to the Company’s clients.

Cost of Services

        The following table presents certain information related to the Company’s cost of services for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended
	September 30, 2005	September 30, 2004	% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare
benefits	$241,282	$229,739	5.0%
Workers' compensation	54,760	61,987	(11.7)%
State unemployment taxes and
other	19,110	14,661	30.3%

Total cost of services	$315,152	$306,387	2.9%

Statistical data:
Gross salaries and wages (in thousands)	$3,418,508	$3,076,913	11.1%

Average number of client employees paid
by month (1)	120,871	119,171	1.4%

Workers compensation cost rate per one
hundred dollars of workers'
compensation wages (2)	$1.73	$2.14	(19.2)%
Number of workers' compensation claims(3)	4,717	4,883	(3.4)%
Frequency of workers' compensation
claims per one million dollars of
workers' compensation wages (2)	1.49x	1.68x	(11.3)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers' compensation wages exclude the wages of clients electing out of the Company's workers' compensation program.

(3)	The number of workers' compensation claims reflects the number of claims reported by the end of the respective period and does not include claims with respect to a specific policy year that are reported subsequent to the end of such period.

        Cost of services that include the cost of the Company's health and welfare benefit plans, workers' compensation insurance, state unemployment taxes and other costs were $315.2 million for the nine months ended September 30, 2005, compared to $306.4 million for the nine months ended September 30, 2004, representing an increase of $8.8 million or 2.9%. This increase was primarily due to an increase in health and welfare benefit costs as well as the full impact of the EPIX client portfolio acquisition for the nine months ended September 30, 2005, compared to a partial impact for the nine months ended September 30, 2004.

        The cost of providing health and welfare benefits to clients' employees for the nine months ended September 30, 2005 was $241.3 million as compared to $229.7 million for the nine months ended September 30, 2004, representing an increase of $11.5 million or 5.0%. This increase was primarily attributable to the higher cost of health benefits for the nine months ended September 30, 2005 and the full impact of the EPIX client portfolio acquisition. This increase was partially offset by a $3.9 million reduction in health benefit costs related to finalization of the 2004 Aetna premium true-up and favorable claims experience in the 2005 Aetna plan year during the nine months ended September 30, 2005.

        Workers' compensation costs were $54.8 million for the nine months ended September 30, 2005, as compared to $62.0 million for the nine months ended September 30, 2004, representing a decrease of $7.2 million or 11.7%. Workers' compensation costs decreased in the first nine months of 2005 due to the net effect of an overall reduction in workers' compensation costs, and was partially offset by an increase in workers compensation expense as a result of the full impact of the EPIX client portfolio acquisition for the nine months ended September 30, 2005. Workers' compensation costs decreased in the first nine months of 2005 primarily due to the lowering of the Company's ultimate loss estimates for the 2003 and 2004 program years based upon continued favorable claims development that occurred during the nine months ended September 30, 2005. This revision resulted in a net reduction of workers' compensation expense of approximately $7.8 million ($4.9 million net of related taxes) during the third quarter of 2005.

        State unemployment taxes and other costs were $19.1 million for the nine months ended September 30, 2005, compared to $14.7 million for the nine months ended September 30, 2004, representing an increase of $4.4 million or 30.3%. The increase primarily relates to the full impact of the EPIX acquisition in the first nine months of 2005 versus the partial impact of the EPIX client portfolio acquisition for the first nine months of 2004, as well as higher state unemployment tax rates beginning January 1, 2005.

Operating Expenses

        The following table presents certain information related to the Company's operating expenses for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended
	September 30, 2005	September 30, 2004	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$52,765	$52,592	0.3%
Other general and administrative	34,410	30,291	13.6%
Depreciation and amortization	11,107	10,333	7.5%

Total operating expenses	$98,282	$93,216	5.4%

Statistical data:
Internal employees at quarter end	1,053	1,012	4.1%

        Total operating expenses were $98.3 million for the nine months ended September 30, 2005 as compared to $93.2 million for the nine months ended September 30, 2004, representing an increase of $5.1 million or 5.4%. Excluding depreciation and amortization, annualized operating expenses per average number of client employees paid was $962 for the nine months period ended September 30, 2005 compared to $927 for the nine months ended September 30, 2004.

        Salaries, wages and commissions were $52.8 million for the nine months ended September 30, 2005 as compared to $52.6 million for the nine months ended September 30, 2004, representing an increase of $0.2 million or 0.3%. The increase is primarily a result of the increase in payroll costs associated with the hiring of additional senior management personnel throughout 2004 and 2005.

        Other general and administrative expenses were $34.4 million for the nine months ended September 30, 2005 as compared to $30.3 million for the nine months ended September 30, 2004, representing an increase of $4.1 million or 13.6%. This increase is primarily a result of an increase in marketing costs and consulting fees associated with strategic initiatives and an increase in recruiting and placement fees associated with the hiring of additional senior management personnel during 2005.

        Depreciation and amortization expenses were $11.1 million for the nine months ended September 30, 2005 compared to $10.3 million for the nine months ended September 30, 2004. The increase is primarily attributable to the full impact during 2005 of the amortization of the intangible assets associated with the EPIX acquisition and partially offset by a reduction in depreciation expense as assets reach the end of their depreciable lives.

Income Taxes

        Income taxes were $14.4 million for the nine months ended September 30, 2005 compared to $10.9 million for the nine months ended September 30, 2004. The increase is primarily due to an increase in taxable income for the first nine months of 2005 compared to the first nine months of 2004 as well as an increase in the Company’s effective tax rate. The Company’s effective tax rate for the nine months ended September 30, 2005 and 2004 was 34.4% and 33.0%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

Net Income and Diluted Earnings (Loss) Per Share

        As a result of the factors described above, net income increased 24.2% to $27.5 million for the nine months ended September 30, 2005 compared to $22.1 million for the nine months ended September 30, 2004. Net income per common share on 28.6 million diluted shares was $0.96 for the nine months ended September 30, 2005, compared to net income per common share of $0.80 on 27.7 million diluted shares for the nine months ended September 30, 2004, excluding the impact of the non-recurring, non-cash charge related to the Preferred Stock conversion, the accretion of redemption value of Preferred Stock prior to conversion and the related Preferred Stock dividends in 2004. Including the impact of the Preferred Stock items, the diluted loss per share on 23.1 million shares was $0.34 for the nine months ended September 30, 2004. See the reconciliation of the pro forma information to GAAP information under “Non-GAAP Financial Information” included herein.

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

        The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees, accounts payable for capital expenditures, the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee which is primarily computed as a percentage of each client’s aggregate gross wages; (iii) related payroll taxes; and (iv) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on elected coverage levels by the client and the client employees. Included in the Company’s billings during the first nine months of 2005 were salaries, wages and payroll taxes of client employees of $3.666 billion. The billings to clients are managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of each of the Company’s professional services agreements, the Company is obligated to make certain wage, tax and regulatory payments. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving reimbursement from the client. To the extent this objective is not achieved, short-term cash requirements can be significant. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

        Restricted Cash

        The Company is required to collateralize its obligations under its workers’ compensation and certain general insurance coverage. The Company uses its certificates of deposit and marketable securities to collateralize these obligations as more fully described below. Certificates of deposit and marketable securities used to collateralize these obligations are designated as restricted in the Company’s condensed consolidated financial statements.

        At September 30, 2005, the Company had $105.8 million in total cash and cash equivalents, certificates of deposit (restricted and unrestricted) and restricted marketable securities, of which $93.5 million was unrestricted. At September 30, 2005, the Company had pledged $12.3 million of restricted certificates of deposit and restricted marketable securities as collateral for certain standby letters of credit, in collateral trust arrangements issued in connection with the Company’s workers’ compensation and certain other insurance plans, and, in a rabbi trust in connection with a deferred compensation plan assumed in the EPIX client portfolio acquisition as follows:

	September 30, 2005	December 31, 2004
	(in thousands)

Certificates of deposit - restricted:
BCBSF standby letter of credit	$--	$6,000
Other	33	33

Total certificates of deposit - restricted	33	6,033

Short-term marketable securities - restricted:
General insurance collateral obligations - AIG	4,245	4,168

Total short-term marketable securities - restricted	4,245	4,168

Long-term marketable securities restricted:
Workers' compensation collateral - AIG	3,552	3,488
Rabbi trust	4,451	4,947

Total long-term marketable securities - restricted	8,003	8,435

Total restricted assets	$12,281	$18,636

        The Company’s obligation to BCBSF may require an Irrevocable Letter of Credit (“LOC”) in favor of BCBSF if a certain Coverage Ratio, as set forth in the agreement, is not maintained. The Coverage Ratio is calculated quarterly. Calculation of a Coverage Ratio outside of the minimum requirement will require an LOC valued at up to two months of projected claims. As of September 30, 2005, the minimum coverage ratio was met and no LOC was required. Under the Company’s previous agreement with BCBSF, a $6,000 certificate of deposit was pledged as collateral for a standby LOC. This collateral was released by BCBSF and is no longer classified as restricted in the Company’s consolidated balance sheet as of September 30, 2005. The Company was not required to collateralize the Aetna program for 2005 and 2004.

        As of September 30, 2005, the Company has recorded a $101.1 million receivable from AIG representing premium payments made to AIG in excess of the present value of the estimated claims liability. This receivable represents a significant concentration of credit risk for the Company.

        The Company does not anticipate any additional collateral obligations to be required in 2005 for its workers’ compensation arrangements.

        Cash Flows from Operating Activities

        At September 30, 2005, the Company had net working capital of $45.7 million, including restricted funds classified as short-term of $4.2 million, as compared to $23.3 million in net working capital as of December 31, 2004, including $10.2 million of restricted funds classified as short-term.

        Net cash provided by operating activities was $55.6 million for the nine months ended September 30, 2005 as compared to net cash provided by operating activities of $33.7 million for the nine months ended September 30, 2004, representing an increase of $21.9 million. The overall increase in cash provided by operating activities is primarily attributable to the net effects of: (i) the receipt of approximately $53.9 million from AIG related to workers’ compensation premium audits and the annual loss provision adjustment (ii) an increase in the workers’ compensation receivable due to current year workers’ compensation premium payments in excess of workers’ compensation costs; (iii) a reduction in accrued insurance premiums, health and workers’ compensation insurance reserves as a result of timing differences; (iv) less favorable timing of the receipts of client payments at September 30, 2005 resulting in a reduction of client deposits and prepayments; (v) a reclassification of deferred tax assets against the current tax liability in connection with the filing of the 2004 tax returns; (vi) the increase in net income during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004; and (vii) an increase in the deferred tax provision. There were also other net changes in working capital items, including accounts receivable, that on a net basis favorably impacted net cash provided by operating activities.

        If current workers’ compensation trends continue, the Company expects to receive approximately $14.0 million from AIG during the third quarter of 2006 as a return of premium from AIG in connection with premium adjustments for the 2003-2005 program years. Additional releases of premium by AIG are also anticipated in future years if such trends continue. The Company believes that it has provided AIG a sufficient amount of cash to cover its short-term and long-term workers’ compensation obligations related to open policy years.

        Cash Flow from Investing Activities

        Cash used in investing activities for the nine months ended September 30, 2005 of $3.9 million, primarily relates to capital expenditures for technology-related items. Cash used in investing activities for the nine months ended September 30, 2004 of $26.0 million primarily related to the $40.1 million used in the acquisitions of client portfolios, $3.3 million used for capital expenditures, and was partially offset by the net activities in the Company’s investment portfolio. The Company plans to spend approximately $2.9 million on capital expenditures during the fourth quarter of 2005 including approximately $2.2 million related to the relocation of the Company’s corporate office.

        Cash Flow from Financing Activities

         Cash used by financing activities for the nine months ended September 30, 2005 of $5.0 million was a result of the net effect of $5.5 million of cash dividends paid, $2.2 million to repurchase 81,900 shares of the Company’s common stock, and cash received of approximately $2.7 million from directors, officers and employees of the Company upon the exercise of 376,190 stock options and the purchase of 23,238 shares of common stock pursuant to the Company’s employee stock purchase plan. Cash provided from financing activities during the nine months ended September 30, 2004 of $32.7 million was primarily a result of $34.7 million proceeds received under a secondary stock offering and, $2.6 million received from issuance of common stock, less $4.4 million of cash dividends paid.

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

        On June 6, 2005, the Company entered into a lease agreement with Osprey-Lakewood Ranch Properties, LLC, in order to relocate the Company’s corporate facility within Bradenton, Florida. Under the terms of the lease agreement, the Company has leased approximately 97,000 square feet for a period of 10 years commencing on the later of: (i) the substantial completion of certain improvements referred to in the lease agreement; or (ii) December 1, 2005. The lease agreement provides for a commercially reasonable base rent in consideration of the size and type of building and the surrounding area and is not materially different from the Company’s rent expense in its current location. The base rent will increase 3% each year commencing on the first anniversary of the commencement date of the term of the lease. The Company has the option to renew the lease for two additional five-year terms. The Company’s lease of its current Bradenton facility expires January 31, 2006. The Company’s approximately 500 Bradenton-area employees are expected to move into the new facility during January of 2006.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Form 10-Q, under “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed below:

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

        The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

NON-GAAP FINANCIAL INFORMATION

        The following table reconciles results calculated using Generally Accepted Accounting Principles (“GAAP”) and results reported excluding certain charges (“non-GAAP financial information”). The pro forma non-GAAP financial information is included to provide investors a more complete and transparent understanding of the Company’s underlying operational results and trends, but should only be used in conjunction with results reported in accordance with GAAP. The Company believes that the pro forma non-GAAP financial information set forth below provides useful information to show the effect on diluted earnings per share when the non-recurring, non-cash charge to retained earnings to accelerate the amortization of the discount associated with the Preferred Stock, the accretion of redemption value of the Preferred Stock prior to conversion and the related Preferred Stock dividends, are excluded, in light of the full conversion of the Preferred Stock into common stock on May 19, 2004. There were no pro forma adjustments related to the three and nine months ended September 30, 2005 and the three months ended September 30, 2004.

Reconciliation of pro forma non-GAAP financial information (in thousands, except share and per share data):

Nine Months Ended September 30, 2004

Net loss attributable to common shareholders for purposes of
computing diluted earnings per share (GAAP)	$(7,753)
Pro forma adjustments:
Non-recurring, non-cash charge attributable to the
acceleration of the unamortized discount associated with
the conversion into common stock of all shares of the
Preferred Stock	29,317
Non-cash charges attributable to beneficial conversion
feature and accretion of redemption value of the Preferred
Stock	129
Preferred Stock dividends	434

Pro forma net income for diluted earnings per share calculation
(non-GAAP)	$22,127

Diluted loss per share (GAAP)	$(0.34)

Pro forma diluted earnings per share (non-GAAP)	$0.80

Diluted weighted average shares outstanding (GAAP)	23,098,355
Pro forma effect of dilutive securities:
Options	1,768,730
Preferred Stock	2,797,606

Pro forma diluted weighted average
shares outstanding (non-GAAP)	27,664,691

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes from the information previously reported under Item 7A of the Form 10-K, which Item 7A is hereby incorporated by reference.

ITEM 4.       Controls and Procedures

        As of the end of the period covered by this report, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report and no changes in the Company’s internal controls over financial reporting were made during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management concluded in the Form 10-K that disclosure controls and procedures were not effective as of December 31, 2004 due to a material weakness in the Company’s internal control over financial reporting. Such material weakness related to a control activity which operates only once a year, generally in the fourth quarter. Therefore, this material weakness has no effect on the information contained in the Form 10-Q. The Company’s management has a plan to remediate the material weakness during the quarter ending December 31, 2005. The Company has therefore not had the opportunity to test the operating effectiveness of the control activity as of the end of the period covered by this report.

PART II.       OTHER INFORMATION

ITEM 1.       Legal Proceedings

        See Note 8 to the condensed consolidated financial statements included in this Form 10-Q for information concerning the Company’s legal proceedings.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information about purchases by the Company during the three months ended September 30, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($000's) (2)

7/01/2005 - 7/31/2005	--	--	--	--
8/01/2005 - 8/31/2005	--	--	--	--
9/01/2005 - 9/30/2005	81,900	$27.07	81,900	$47,780

(1)	On September 28, 2005, the Company announced that the board of directors authorized the repurchase of up to $50,000 of the Company’s common stock effective immediately. Stock repurchases under this program may be made at such times and in such amounts as the Company deems appropriate, based on a variety of factors including price, corporate and regulatory requirements and overall market conditions.

(2)	Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when the Company has utilized all funds authorized for the repurchase of shares under the program.

        The Company purchased additional shares of its common stock during October 2005. As of October 27, 2005, the Company has purchased a total of 459,238 shares at a cost of $12,110 since the inception of the repurchase program. The Company intends to complete stock repurchases under this program as soon as practical.

ITEM 6.       Exhibits

Exhibit No.	Description

10	Form of Blue Cross /Blue Shield of Florida Group Master Policy for the Company effective October 1, 2005 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Commission Act of 1934, as amended).

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.
Dated: October 27, 2005	/s/ Peter C. Grabowski Peter C. Grabowski Chief Financial Officer (Principal Financial Officer)