Form 10-K
period 2005-12-31
GEVITY HR INC
filed 2006-03-08
CIK 1035185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 0-22701
GEVITY HR, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0735612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9000 Town Center Parkway Bradenton, Florida	34202 (Zip Code)
(Address of principal executive offices)
(Registrant’s Telephone Number, Including Area Code):
(941) 741-4300
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(title of class)
Common Stock Purchase Rights
(title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price per share for the registrant’s common stock as reported on the Nasdaq National Market, was approximately $542.2 million.
      The number of shares of the registrant’s common stock, outstanding as of February 21, 2006 was 26,515,625.
DOCUMENTS INCORPORATED BY REFERENCE
      PART III — Portions of the registrant’s definitive Proxy Statement relating to the 2006 Annual Meeting of shareholders of Gevity HR, Inc. expected to be held May 18, 2006, are incorporated herein by reference in Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1.	BUSINESS
General
      Gevity HR, Inc. (“Gevity” or the “Company”) provides a comprehensive employment management solution to small- and medium-sized businesses. The Company’s solution allows it to effectively become the insourced human resource department for its clients. Gevity creates value for its clients by helping them achieve workforce alignment, obtain administrative relief and access business protection services.

•	Workforce alignment is the term used by the Company to refer to the engagement of the right people in the right place at the right time doing the right things. The Company assists its clients in achieving workforce alignment by helping them find exceptional talent, implement formal human resource processes and professional management standards, and utilize employee motivation and retention practices.

•	Administrative relief is obtained by clients through the Company’s management of employee administrative matters, such as processing of payroll, taxes and insurance premiums and by the Company’s comprehensive record keeping and technology.

•	The Company provides business protection by helping clients ensure employment-related regulatory compliance and sound risk management practices. The Company also provides up-to-date regulatory compliance and access to cost-effective risk management practices and insurance programs.
      Gevity’s employment management solution is designed to positively impact its clients’ business results by:

•	Increasing clients’ productivity by improving employee satisfaction and generating greater employee retention.

•	Allowing clients and their employees to focus on revenue producing activities rather than human resource matters.

•	Reducing clients’ exposure to liabilities associated with non-compliance with human resource-related regulatory and tax matters.
      The Company serves a growing and diverse client base of small- and medium-sized businesses in a wide variety of industries. The Company’s clients have employees located in all 50 states and the District of Columbia. These clients and their employees are served by a network of 40 offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Maryland, Minnesota, New Jersey, New York, North Carolina, Tennessee and Texas. In addition, the Company has internal employees located on site at certain client facilities. As of December 31, 2005, the Company served approximately 8,200 clients, as measured by individual client Federal Employer Identification Numbers (“FEIN”), with approximately 137,000 active client employees. For the year ended December 31, 2005, the Company’s top 25 clients represented approximately 6.0% of its client billings, with no single client representing more than 1.5% of its client billings.
      The Company’s operations are conducted through a number of wholly-owned limited partnerships and wholly-owned limited liability companies. The terms “Company” or “Gevity” as used in this report includes Gevity HR, Inc. and such partnerships and limited liability companies.
      The Company was incorporated in Florida and consummated its initial public offering in 1997 after acquiring all of the assets of a predecessor professional employer organization business. In May 2002, the Company’s shareholders voted to change the Company’s name from “Staff Leasing, Inc.” to “Gevity HR, Inc.”
      Until 2002, the Company’s business was primarily focused on providing cost effective insurance offerings and payroll processing services for its clients. During the past three years, the Company shifted its business model to focus on providing its clients with a comprehensive, full service human resource management solution. The Company believes that this important shift in focus allows it to better serve its client base and grow its business.

      In October 2004, the Company announced that in addition to the services offered by it on a co-employment or Complete platform, which facilitates co-insurance under the Company’s plans, clients can now also opt to receive services on a Custom platform (non co-employment). This new option provides significant flexibility for a client by allowing it to retain the benefits and insurance programs of their choice and experience the full value of the Company’s end-to-end, single point solution. The Company piloted this program during 2005 and is expected to offer it on a broader basis during 2006.
      During December of 2005, the Company announced the launch of its mid-market division, which will target companies nationwide with between 500-5,000 employees.
Human Resource Outsourcing Industry
      The human resource outsourcing industry is large and growing rapidly. Some of the key factors driving growth of the industry include businesses’ desire to outsource non-core business functions, reduce regulatory compliance risk, rationalize the number of service providers that they use and reduce costs by integrating human resource systems and processes. The Company believes that small- and medium-sized businesses, i.e. those with less than 500 employees, represent a large part of this market. According to Dun & Bradstreet, Inc., there are over 11 million businesses of this size in the United States.
      The Company believes that this segment of the human resource outsourcing market is particularly attractive because:

•	This segment is large and has a low penetration rate of outsourced comprehensive human resource services.

•	Small- and medium-sized businesses typically have fewer in-house resources than larger businesses and, as a result, are generally more dependent on their outsourced service providers.

•	Businesses of this size select service providers primarily based upon the quality of service, ease of use, and responsiveness to clients’ needs.

•	Businesses of this size generally do not require customized solutions, enabling service providers to obtain significant scale advantages if they operate on an integrated technology platform.

•	This segment is characterized by a relatively short sales cycle and lower client acquisition cost as compared to the large business market.
      The Company also believes that the mid-market segment, i.e. those with between 500-5,000 employees, is currently underserved and shares some of the attributes above that make smaller companies an attractive market. According to Dun & Bradstreet, Inc., there are over 12,000 businesses of this size in the United States representing approximately 17 million employees.
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
Workforce Alignment — Engage the right people in the right place at the right time doing the right things.
          Find Exceptional Talent

•	New hire forms kit

•	Interview process and procedures

•	Candidate background screening

•	Candidate drug testing

•	Essentials management training — interviewing
          Formal Human Resource Processes and Professional Management Standards

•	Employee handbook

•	Human resource forms library

•	Performance management process

•	Progressive counseling procedures
          Employee Motivation and Retention Practices

•	Benefit and insurance plan options

•	Retirement plan options

•	Employee relations consultations

•	Employee reward and recognition program

•	Employee assistance program

•	Essentials management training — managing and engaging employees
Administrative Relief — Manage employee administration
          Processing of Payroll, Taxes and Premiums

•	Administrative processing:

•	Payroll processing

•	Paid time off processing

•	Tax processing and payment

•	W-2 preparation and delivery

•	Health and welfare plan processing

•	Unemployment claims support
          Comprehensive Record Keeping and Technology

•	gevity.com — self-service web site and tools

•	Web access to human resource management system, including account information, employee data and reports

•	Web access for employees to personal information and paycheck history

•	Searchable database for human resource fast answers, law summaries, model documents, news and trends, and company policies

•	Job description creation tool

•	Salary survey tool

•	Performance appraisal tool

•	Virtual intranet — capability to post human resource documents, company-specific information and related links

•	Payroll and human resource-related reports

Business Protection — Help ensure employment-related regulatory compliance and sound risk management practices
          Up-to-Date Regulatory Compliance

•	Policy and procedure audit

•	Separation counseling procedures

•	Harassment prevention program and training

•	Labor law posters
          Cost-Effective Risk Management Practices and Insurance Programs

•	Workers’ compensation insurance options

•	Risk assessment

•	Employment Practices Liability Insurance (EPLI)
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
      The Gevity Institute is currently working in collaboration with Dr. Christopher Collins of Cornell University’s Center for Advanced Human Resource Studies to examine the financial impact of small employer human resource practices. The study’s first phase concluded that employees and employee management are widely recognized as key elements in the success of small firms. However, 90% of the small business owners surveyed said they did not know which employee management practices could help them achieve the best results for their business.
      In the second phase, the Cornell team demonstrated that employee management practices help small employers improve workforce alignment, which was defined as engaging the right people in the right place at the right time doing the right things. Research showed that better workforce alignment results in faster sales growth, increased profits and better customer satisfaction.
      Building on these findings, the third phase of the study focused on how employee management practices affect specific employee behaviors and outcomes (effort, cooperation, trust, etc.) and what specific impact employee outcomes have on firm performance.
      The Cornell researchers found that:

•	Increased use of human resource practices leads to higher levels of positive employee outcomes, including effort and involvement, commitment, trust in management, cooperation with co-workers, and lower turnover intentions.

•	In turn, positive employee outcomes lead to higher levels of financial and operational performance.
      The next phase of the Cornell study will attempt to quantify the financial impact of employee management practices on key business measures including revenue and profit growth and is expected to be completed in the first quarter of 2006.

      In an effort to further examine the impact of employee management practices, the Gevity Institute is also working with two additional research organizations. First, the Institute is working with Dr. Brian Klaas of the University of South Carolina to identify the characteristics of likely small business human resource outsourcing buyers. Finally, the Institute is sponsoring research with the International Association of Business Communicators (IABC) to study the business impact of effective employee communication practices in small- to medium-sized businesses.
Clients
      As of December 31, 2005, the Company served approximately 8,200 clients, as measured by individual client FEIN, with approximately 137,000 active client employees. The Company had clients classified in over 500 Standard Industrial Classification (“SIC”) codes. The following table shows the Company’s client distribution by major SIC code industry grouping for the years indicated, ranked as a percentage of gross billings to clients:

	Year Ended December 31,

Percentage of Client Billings by Industry	2005	2004	2003

Services(1)	39.5%	38.5%	37.7%
Finance/ Insurance/ Real Estate	16.4	14.7	11.6
Manufacturing	12.0	12.6	12.6
Construction(2)	9.9	11.0	14.6
Retail Trade	9.4	8.9	9.1
Wholesale Trade	7.3	7.5	7.1
Transportation	2.0	2.0	2.0
Restaurants	1.9	2.1	2.9
Agriculture	1.5	1.8	2.4
Other	0.1	0.9	—

Total	100.0%	100.0%	100.0%

(1)	The Services category consists principally of health services, business services, personal services (e.g., laundry and dry cleaning, beauty and barber shops), hotel and lodging services, computer services, legal services, building maintenance, social services and miscellaneous repair services.

(2)	The Construction category consists principally of general contracting and other trade work, such as heating, ventilation, air-conditioning, plumbing, electrical and flooring. This category does not include workers engaged in roofing or other high-elevation exposure risk activities.
      As part of its current client selection strategy, the Company offers its Complete service- solution to businesses within specified industry codes. All prospective clients are evaluated individually on the basis of total predicted profitability. This analysis takes into account workers’ compensation risk and claims history, unemployment claims history, payroll adequacy, and credit status.
      With respect to potential clients operating in certain industries believed by the Company to present a level of risk exceeding industry norms, more rigorous underwriting requirements must be met before the Company agrees to provide Complete or co-employment related services to the potential client. This process may include an on-site inspection and review of workers’ compensation and unemployment claims experience for the last three years.
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

      The Company maintains a client review program that includes a detailed profitability and risk analysis of all of its clients. Based on the results of these analyses, the Company may modify its pricing or, if necessary, terminate certain clients that the Company believes would not contribute to its long-term profitability or otherwise be detrimental to its business.
      The Company’s client retention rate for 2005 was approximately 82.5%. This rate is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period. The client retention rate is affected by a number of factors, including the natural instability of small businesses and the number of clients that were terminated by the Company for reasons that include unacceptable risk and low profitability to the Company.
      In order to use the Company’s professional services, all clients are required to enter into a professional services agreement, which generally provides for an initial one-year term, subject to termination by the Company or the client at any time upon either 30 or 45 days prior written notice. Following the initial term, the contract may be renewed, terminated or continued on a month-to-month basis. Under the co-employment business service model, which covered substantially all of the Company’s clients in 2005, the Company and the client each become a co-employer of the client’s employees, and the Company operates as a licensed professional employer organization. Clients are also offered the option to use the Company’s services without the Company becoming a co-employer of the client’s employees, in which case tax filings are made under the client’s FEIN and the client provides its own workers’ compensation insurance and health and welfare plans.
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
      Under the professional services agreement applicable to the co-employment model, employment-related liabilities are contractually allocated between the Company and the client. For instance, the Company assumes responsibility for, and manages the risks associated with, each client’s employee payroll obligations, including the liability for payment of salaries and wages to each client employee, the payment of payroll taxes, and, at the client’s option, responsibility for providing group health, welfare, and retirement benefits to such individuals.
      These Company obligations are fixed, whether or not the client makes timely payment of the associated service fee. In this regard, unlike payroll processing service providers, the Company issues to each of the client employees Company payroll checks drawn on the Company’s bank accounts. The Company also reports and remits all required employment information and taxes to the applicable federal and state agencies and issues a federal Form W-2 to each client employee under the Company’s FEIN.
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
      The following table summarizes the general division of responsibilities for employment-related regulatory compliance under the professional services agreement applicable to the co-employment model:

Gevity	Client

• All rules and regulations governing the reporting, collection and payment of federal and state payroll taxes on wages, including:(i) federal income tax	• Worksite and employee safety under the Occupational Safety and Health Act (OSHA) and related or similar federal, state or local

Gevity	Client

withholding provisions of the Internal Revenue Code; (ii) state and/or local income tax withholding provisions; (iii) Federal Income Contributions Act (FICA); (iv) Federal Unemployment Tax Act (FUTA); and(v) applicable state unemployment tax provisions, including managing claims

• Applicable workers’ compensation laws that cover:(i) procuring workers’ compensation insurance; (ii) completing and filing all required reports; and (iii) claims processing regulations

• Government contracting requirements as regulated by, including, but not limited to: (i) Executive Order 11246; (ii) Vocational Rehabilitation Act of 1973; (iii) Vietnam Era Veteran’s Readjustment Assistance Act of 1974; (iv) Walsh-Healy Public Contracts Act; (v) Davis-Bacon Act; (vi) the Service Contract Act of 1965; and (vii) any and all related or similar federal, state or localC laws, regulations, ordinances and statutes

• COBRA (Consolidated Omnibus Budget Reconciliation Act of 1986) continuation coverage for employees covered under health plans sponsored by Gevity	• Professional licensing and liability • Internal Revenue Code Sections 414 (m), (n) and (o) relating to client maintained benefit plans

• Laws governing the garnishment of wages, including Title III of the Consumer Credit Protection Act

• All rules and regulations governing administration, procurement and payment of all Company sponsored employee benefit plans elected by the client or client employee

• Fair Labor Standards Act (FLSA) and the Family and Medical Leave Act of 1993 (FMLA)*	• Laws affecting the assignment and ownership of intellectual property rights

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
      Under the professional services agreement applicable to the Custom or non co-employment model, employment-related liabilities remain with the client and the client is responsible for its own workers’ compensation insurance and health and welfare plans. The Company assumes responsibility for administration of the payroll process, including payroll processing, payroll tax filing and W-2 preparation. In addition, the Company provides access to all of its human resource services.
      Under the non co-employment model, the Company charges its clients a professional service fee designed to cover the cost of its services and yield a profit to the Company.
Service Delivery and Information Technology
      The Company delivers its services through a combination of human resource consultants located in the field offices, at the Company’s headquarters and in certain cases on-site at the client location, as well as through the Company’s self-service portal, which provides real-time, 24x7 access to a broad range of human resource tools and services through the Internet. In order to provide proactive client relationship management, each of the Company’s clients is assigned a single human resource consultant to serve as the client relationship manager. This allows the client to interface with the Company through a single point person.
      As of December 31, 2005, the Company had 216 human resource consultants with significant experience in the human resource industry. Many of the Company’s human resource consultants hold industry recognized certifications from organizations such as the Society for Human Resource Management.
      As of December 31, 2005, the Company had invested approximately $43.0 million and is continuing to invest capital resources in the development and enhancement of its current information and technology infrastructure. This investment is intended to better serve the Company’s client base, achieve a high level of client satisfaction and allow the Company to improve efficiencies in its operations.
      The Company processes payroll for all of its client employees using Oracle’s Human Resource Management System (“HRMS”) and Payroll processing application. The Oracle system enables the Company to effectively manage its existing operations and maintain appropriate controls. The Oracle HRMS and Payroll systems provide the Company with the capability to promptly and accurately deliver human resource services and generate comprehensive management reports. The Company’s information systems manage all data relating to client employee enrollment, payroll processing, administration, management information and other requirements of the clients’ operations. The current systems have high-volume processing capabilities that allow the Company to produce and deliver payrolls to its clients, each configured to the needs of such clients.
      The Company continues its development and deployment of its online portal, which allows clients to input their payroll data directly into the Company’s payroll applications via the Internet. Clients can regularly add or delete employees, view reports, and change payroll information. The portal is fully integrated with the Company’s HRMS and Payroll applications, Customer Relationship Management solution and financial reporting package, as well as the Company’s comprehensive line of online tools and services. This full integration results in improved client satisfaction, as well as improved efficiencies and operating margins for the Company. Oracle’s portal software provides the foundation, enabling a robust, client configurable portal, and the Company’s custom-developed software provides additional ease of use and service capabilities.
      The combination of the Oracle systems for access and functionality and Gevity’s proprietary online capabilities provides a unique solution capable of growing and adapting to the evolving needs of the Company’s clients.
      The Company’s information technology staff consisted of 76 employees at December 31, 2005. The Company believes the development of its information technology is an integral part of achieving its growth objectives and intends to continue to invest in its technology infrastructure.

Sales and Marketing
      The Company markets its services through a direct sales force which, as of December 31, 2005, consisted of 142 business development managers. In order to exercise greater control over the client selection process, the Company uses a direct sales force rather than selling through agents. The Company’s sales force is distributed throughout its 40 branch offices. The Company plans to expand its national coverage and add sales offices in selected major metropolitan areas over the next few years. The Company’s business development managers are compensated through a combination of salary and commission that has, for top producers, generated annual earnings in excess of $200,000.
      The Company’s client acquisition model subdivides all markets into individually assigned and identified sales territories and is intended to result in the development of market share by territory. The territory methodology promotes a focused and efficient approach to market penetration and facilitates a collaborative environment among business development managers.
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
Competition
      Gevity provides a comprehensive, full-service human resource solution delivered through dedicated human resource professionals and an advanced information technology platform. The Company believes this model allows it to compete favorably in the highly fragmented industry of human resource outsourcing for small- and medium-sized businesses, in which the primary bases of competition are the scope, and quality, of services delivered.
      The Company views its primary competitors as two types. The first is single-point solution providers that offer only one, or a few, facets of the solution the Company provides its clients. This type of competitor is exemplified by information technology outsourcers, and broad-based consultancy and outsourcing firms, that now provide, or seek to provide, human resource outsourcing services. Another example of this type of competitor is consulting companies that perform narrowly defined, individual human resource related projects, such as the development of human resource strategy or the installation of a human resource information system. The Company believes the breadth and integrated nature of its solution positions it well against this type of competitor.
      The second type of competitor is one that provides a discrete set of transactional services and has expanded, or seeks to expand, its offering to include additional human resource related services. Examples include providers of payroll and benefits administration services. The Company believes its expertise in the delivery of high-value, high-impact human resource services provides both a key differentiator and source of sustainable competitive advantage versus these competitors whose business models are still dominated by the delivery of processing services and insurance products.
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

Vendor Relationships
      The Company provides its services to its client employees under arrangements with a number of partners as described below.

Workers’ Compensation Insurance
      The following is a description of the Company’s workers’ compensation insurance program, which covers all clients who are insured under the co-employment model:
      The Company has had a loss sensitive workers’ compensation insurance program since January 1, 2000. The program is insured by CNA Financial Corporation (“CNA”) for the 2000, 2001 and 2002 program years. The program is currently insured by member insurance companies of American International Group, Inc. (“AIG”) and includes coverage for the 2003, 2004 and 2005 program years. In states where private insurance is not permitted, client employees are covered by state insurance funds.
      The insured loss sensitive programs provide insurance coverage for claims incurred in each plan year but which may be paid out over future periods dependent upon the nature and extent of the worksite injury. The fully insured loss sensitive programs provide for a sharing of risk between the insurance companies and the Company whereby the Company is responsible for paying, through the respective insurance company, the first $1.0 million per occurrence of claims for program years 2000 through 2003 and the first $2.0 million per occurrence of claims for program years 2004 and 2005, and the respective insurance company is responsible for amounts in excess of the Company’s per occurrence amount. For the 2004 and 2005 program years, the Company purchased additional insurance coverage outside of the AIG agreement for the layer of claims between $1.0 million and $2.0 million per occurrence for the 2004 program year and for the layer of claims between $750,000 and $2.0 million per occurrence for the 2005 program year, thereby effectively limiting the Company’s liability to the first $1.0 million per occurrence for 2004 and the first $750,000 for 2005.
      In addition, for program years 2000 through 2003, the Company obtained aggregate stop-loss insurance coverage through CNA and AIG, as applicable, further limiting its ultimate liability. The stop loss coverage provided by CNA for the 2000-2002 program years limits the Company’s aggregate exposure for claims below the $1.0 million per occurrence level to 130% of the expected losses as determined by CNA. The stop loss coverage provided by AIG for the 2003 program year limits the Company’s aggregate exposure for claims below the $1.0 million per occurrence level to 175% of the expected losses as determined by AIG. The Company did not purchase aggregate stop loss coverage for the 2004 or 2005 program years, as the Company believed that the risk of losses exceeding the proposed aggregate stop loss levels was remote.
      Effective September 30, 2004, the Company entered into agreements with AIG and CNA whereby the Company purchased insurance from AIG to cover the Company’s workers’ compensation claims liability up to the $1.0 million per occurrence deductible level for program years 2000, 2001 and 2002. CNA remains the insurer on the underlying claims for these program years. The insurance purchased from AIG also provides the Company greater protection relative to the aggregate insurance stop-loss coverage by effectively reducing the Company’s maximum exposure for claims that fall below the $1.0 million deductible level from 130% of expected total losses to approximately 117% of expected total losses over the life of the 2000, 2001 and 2002 policies. The insurance purchased from AIG was funded substantially through the release by CNA to the Company of restricted marketable securities previously pledged to CNA as collateral and the release by CNA to the Company of premium payments and deposits previously paid to CNA. Of the total premium paid by the Company to AIG, AIG deposited $88.9 million into an interest bearing loss fund account held by AIG and $5.5 million into an interest bearing escrow account held by CNA. The loss fund account is used to fund all claims under the program up to AIG’s aggregate limit. Interest on the AIG loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate of 3.0% until all claims are closed. Interest on the CNA escrow account bears an interest rate based upon the rate as provided for in the facility into which it is deposited. Any agreed upon reduction in the escrow account between CNA and AIG will be deposited into the AIG loss fund account. AIG will return to the Company that portion of the loss fund account, if any, not used or retained to pay claims, including interest earned, at intervals of 36, 60, 84 and 120 months from the date of the inception of the agreement. The maximum return amount, which is based upon a pre-determined formula, at 36 and 60 months is limited to $5.5 million for each payment due, with no limit as to the return amount at 84 and 120 months.
      With respect to the 2003 through 2005 program years, the Company, through its Bermuda-based insurance subsidiary, remits premiums to AIG to cover AIG’s estimates of claims related to the first $2.0 million ($1.0 million for program year 2003) per occurrence. AIG deposits the funds into an interest bearing loss fund account to fund all claims up to the $2.0 million per occurrence amount ($1.0 million for program year 2003). Interest on the loss funds (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at fixed annual rates as long as the program and the accrued interest under the program remain with AIG as follows (in thousands):

				Minimum Program
	Initial Loss Fund		Guaranteed Interest	Life for Guaranteed
Program Year	Premiums		Rate	Interest Rate

2003	$73,500	*	2.42%	7 years
2003	$11,500	*	1.85%	7 years
2004	$111,400		2.92%	10 years
2005	$100,000		3.75%	10 years

*	The 2003 program year consists of two loss funds totaling $85,000.
      If a policy year program is terminated prior to the end of a guarantee period, the interest rate is adjusted downward based upon a sliding scale. All program years provide for an initial premium true-up eighteen months after the policy inception and annually thereafter. The true-up is based upon a pre-determined loss factor times the amount of incurred claims as of the date of the true-up and may result in funds released from the AIG loss fund to the Company or may require additional loss fund payments by the Company to AIG.
      In December 2005, the Company renewed its AIG workers’ compensation insurance policy for the 2006 program year. Under the 2006 program, the Company will be required to deposit $90.0 million into an interest bearing loss fund with a guaranteed interest rate of 4.58%, which will be used by AIG to fund losses up to the $2.0 million per occurrence deductible level. The Company, through its captive insurance company, has obtained reinsurance to cover the layer of claims between $0.5 million and $2.0 million per occurrence.
      See the further discussion of the Company’s workers’ compensation policies at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates-Workers’ Compensation Receivable/ Reserves”.

Employee Benefit Plans
      Following is a description of the Company’s health plans, which are offered to all clients who are served under the co-employment model who meet the minimum participation and contribution requirements:
      Blue Cross and Blue Shield of Florida — Blue Cross and Blue Shield of Florida (“BCBSFL”) is the Company’s primary partner in Florida, delivering medical care benefits to approximately 22,000 Florida based client employees. The Company’s policy with BCBSFL is a minimum premium policy expiring September 30, 2008. Pursuant to this policy, the Company is obligated to reimburse BCBSFL for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and aggregate stop loss coverage is provided to the Company at the level of 110% of projected claims. BCBSFL does not require collateral to secure the Company’s obligation to BCBSFL, related to incurred but not reported claims.
      Aetna Health, Inc. — Aetna Health, Inc. (“Aetna”) is the Company’s primary medical care benefits provider for approximately 28,000 client employees throughout the remainder of the country. The Company’s 2005/2006 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement whereby the PPO plan is subject to a 10.0% additional premium if actual claims are greater than claims projected at the inception of the policy year.

The maximum charge per year is 10.0% with a carryover into subsequent years of amounts that exceed 5.0% per year.
      Other Medical Benefit Plans — The Company provides coverage under various regional medical benefit plans to approximately 2,000 client employees in various areas of the country, including Kaiser Foundation Health Plan, Inc., HealthPartners (Minnesota), Harvard Pilgrim Healthcare and Capital Health Plan. Such regional medical plans are subject to fixed costs that cap the Company’s annual liability.
      Other Health Benefit Plans — The Company’s dental plans, which include both a PPO and HMO offering, are provided by Aetna for all client employees who elect coverage. All dental plans are subject to guaranteed cost contracts that cap the Company’s annual liability.
      In addition to dental coverage, the Company offers various other guaranteed cost insurance programs to client employees, such as vision care, life, accidental death and dismemberment, short-term disability and long-term disability. The Company also offers a flexible spending account for health care, dependent care and a qualified transportation fringe benefit program.
      Part-time client employees are eligible to enroll in limited benefit programs from Star HRG. These plans include fixed cost sickness and accident and dental insurance programs, and a vision discount plan.
      In February 2006, the Company announced the addition of UnitedHealthcare as an additional health plan option for new clients beginning in the second quarter of 2006. UnitedHealthcare will be available as an option to existing clients effective October 1, 2006.

401(k) Plans
      The Company offers to clients served under the co-employment model a 401(k) retirement plan, designed to be a multiple employer plan under Section 413(c) of the Internal Revenue Code of 1986, as amended (the “Code”). Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act (“ERISA”).
      In connection with prior years acquisitions, the Company assumed certain employee benefit plans, including two multiple-employer 401(k) plans.
Internal Company Employees
      As of December 31, 2005, the Company employed 1,050 internal employees of whom 536 were located at the Company’s headquarters in Bradenton, Florida. The remaining employees were located in the Company’s branch offices. None of the Company’s internal employees are covered by a collective bargaining agreement.
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
      Twenty-nine states, including nine states where the Company has offices (Arizona, Florida, Maryland, Minnesota, New Jersey, New York, North Carolina, Tennessee and Texas), have passed laws that have licensing, registration or other regulatory requirements for professional employer organizations, and several other states are currently considering similar regulation. Such laws vary from state to state, but generally codify the requirements that a professional employer organization must reserve the right to hire, terminate and discipline client employees and secure workers’ compensation insurance coverage. The Company delegates or assigns such rights to the client where allowed under state law; currently, New Hampshire is the only state where such delegation is not allowed. The laws also generally provide for monitoring the fiscal responsibility of professional employer organizations and, in many cases, the licensure of the controlling officers of the professional employer organization.
      In addition, some states through legislative or other regulatory action have proposed to modify the manner in which the Company is allowed to provide services to its clients, which could increase the administrative cost associated with providing such services. To the extent modifications are adopted in these states, other states may follow. For example, California is considering modifying the interpretation of the law that governs workers’ compensation insurance coverage to require insurance carriers to issue policies directly to the Company’s clients rather than through the Company under a single master policy. Adoption of this interpretation would increase the Company’s administrative expense in providing workers’ compensation coverage to its clients.
      The Company believes that its operations are currently in compliance in all material respects with applicable federal and state statutes and regulations.

401(k) Plans
      In order to qualify for favorable tax treatment under the Code, 401(k) plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an “employer” of certain workers for federal employment tax purposes if an employment relationship exists between the entity and the workers under the common law test of employment. In addition, the officers of a corporation are deemed to be employees of that corporation for federal employment tax purposes. The common law test of employment, as applied by the Internal Revenue Service (“IRS”), involves an examination of many factors to ascertain whether an employment relationship exists between a worker and a purported employer. Such a test is generally applied to determine whether an individual is an independent contractor or an employee for federal employment tax purposes and not to determine whether each of two or more companies is a “co-employer.” Substantial weight is typically given to the question of whether the purported employer directs and controls the details of an individual’s work. The courts have provided that the common law employer test applied to determine the existence of an employer-employee relationship for federal employment tax purposes can be different than the common law test applied to determine employer status for other federal tax purposes. In addition, control and supervision have been held to be less important factors when determining employer status for ERISA purposes.
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
      The Company maintains a frozen single employer 401(k) retirement plan benefiting certain client employees and took remedial action to qualify for the relief provided under the IRS guidance within the applicable deadline. As part of the remedial action, the plan was terminated. The Company has obtained IRS approval to proceed with the plan termination and distribution of assets (approximately $1.0 million as of December 31, 2005).
      In conjunction with the acquisition of EPIX Holdings, Inc. (“EPIX”) in March of 2004, the Company assumed sponsorship of a frozen single employer plan. Prior to the acquisition, EPIX took remedial action to qualify for the relief provided under the IRS guidance. The plan was terminated prior to the applicable deadline and the Company has obtained IRS approval to proceed with the plan termination and distribution of assets (approximately $302,000 at December 31, 2005).
      The status of the active multiple employer 401(k) retirement plans maintained by the Company is unaffected by the IRS guidance.

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

Federal Employment Taxes
      As a co-employer, the Company assumes responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to client employees. There are essentially three types of federal employment tax obligations: (i) withholding of income tax governed by Code Section 3401, et seq.; (ii) obligations under FICA, governed by Code Section 3101, et seq.; and (iii) obligations under FUTA, governed by Code Section 3301, et seq. Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.
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

Significant Transactions in 2005
      See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding the Company’s stock repurchase program during 2005.
Executive Officers of the Registrant
      The following table sets forth certain information with respect to each person who is an executive officer of the Company as of March 1, 2006.

Name	Age	Position

Erik Vonk	52	Chairman of the Board and Chief Executive Officer
Roy C. King	52	President and Chief Operating Officer
Peter C. Grabowski	43	Chief Financial Officer
Lisa J. Harris	45	Chief Information Officer
Clifford M. Sladnick	49	Chief Administrative Officer
Sal J. Uglietta	53	Senior Vice President, Benefits and Insurance Programs
      Erik Vonk has served as Chairman of the Board of Directors and Chief Executive Officer since April 2002. He currently serves as the Chairman of the Company’s executive committee and as a member of the long-term strategy committee. He was retired from February 2001 to April 2002. From 1992 until his retirement in February 2001, Mr. Vonk was President and Chief Executive Officer of Randstad North America, a subsidiary of Randstad Holding NV, a worldwide staffing services provider, where he was responsible for organizing the North American operations. From 1989 to 1992, Mr. Vonk served as a member of the executive board of Bank Cantrade AG. Mr. Vonk currently serves on the boards of directors of CBRL, Inc. and of Danka Business Systems, PLC, where he also serves on the human resource and Danka 21 committees.
      Roy C. King has served as President and Chief Operating Officer since December 15, 2005. Prior to joining Gevity, Mr. King served as President and Chief Executive Officer of Security Source, Inc. from September 2004 to April 2005. In January 2001, Mr. King was appointed Chief Executive Officer and President of Mercator Software, Inc. and was elected Chairman of its Board of Directors in March 2001, where he continued to serve in these positions until October 2003. Mr. King served as President and Chief Executive Officer of Immedient Corporation during the year 2000, and served in various executive positions at IBM Corporation, including as General Manager of IBM Global Services, from 1993 to 2000. Prior to joining IBM, Mr. King was a Partner with Booz Allen & Hamilton, Inc. from 1991 to 1993 and KPMG Peat Marwick from 1987 to 1991.
      Peter C. Grabowski has served as Chief Financial Officer since June 2003. From May 1999 to June 2003, Mr. Grabowski served as the Company’s Vice President of Finance and Taxation and from August 1997 through May 1999 he served as Vice President of Tax. Prior to 1997, he served as Manager of International Taxation and Planning at Tambrands, Inc. after several years of public accounting experience, most recently with Deloitte & Touche LLP. Mr. Grabowski is a member of the American Institute of Certified Public Accountants, the Financial Executive Institute and the Tax Executive Institute.
      Lisa J. Harris has served as Chief Information Officer since January 2006. Prior to January 2006, Ms. Harris served as Senior Vice President, Client Services and Chief Information Officer since January 1999. From March 1996 to December 1998, Ms. Harris served as Vice President, Information Services of Precision Response Corporation. From December 1992 to February 1996, she served as Director and Senior Director of Certified Vacations, Inc.
      Clifford M. Sladnick has served as Chief Administrative Officer since July 2005. Prior to joining the Company, Mr. Sladnick served as Managing Director and Acquisition Advisory Practice Leader for Dresner

Companies from June 2004 to July 2005. From November 2003 to June 2004 Mr. Sladnick was co-owner of Hampden Partners. From February 2000 to November 2003, Mr. Sladnick served as Vice President, Acquisitions and Business Development, for the Brunswick Corporation; and from 1990 to 1999, he held positions of Senior Vice President, General Counsel and Corporate Secretary of St. Paul Bancorp, Inc. From 1981 to 1990, Mr. Sladnick was a partner in the corporate department of the law firm of McDermott, Will & Emery.
      Sal J. Uglietta has served as Senior Vice President, Benefits and Insurance Programs since January 2006. Prior to January 2006, Mr. Uglietta served as Senior Vice President, Marketing and Sales since October 2004. From October 2003 to October 2004 he served as the Company’s Senior Vice President, Benefits and Risk Management. Before joining Gevity, Mr. Uglietta was self-employed as a healthcare management consultant from November 2002 to October 2003, and served as a consultant for Calisto Ltd. from May 2002 to November 2002 in the healthcare management field. From March 1995 to February 2002, Mr. Uglietta held several senior management positions at Aetna, Inc. including Head of Corporate Marketing and Northeast Region Head. From 1977 to 1995, he held a number of key domestic and international marketing and general management roles at Johnson & Johnson.
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
      The Company also makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Securities Exchange Act”) available free of charge through the Investor Relations page on its website, www.gevity.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.
      The Company has adopted a Code of Business Conduct and Ethics, which applies to all employees and members of the Board of Directors of the Company, including the Chief Executive Officer, Chief Financial Officer and other senior financial officers of the Company, a copy of which is available through the Investor Relations page on the Company’s website, www.gevity.com. The Company intends to disclose any amendments of, or waivers to, the Code of Business Conduct and Ethics on the Investor Relations page of its website. In addition, the Company makes available, through its website, statements of beneficial ownership of the Company’s equity securities filed by its directors, officers and 10% beneficial holders under Section 16 of the Exchange Act. The Company also posts on its website the charters for its Audit Committee, Compensation Committee, Nominating/ Corporate Governance Committee and Executive Committee.
      Copies of these documents may be obtained from the Company, excluding exhibits, at no cost, by writing to the Company at 9000 Town Center Parkway, Bradenton, FL 34202, Attention: Investor Relations, by telephoning the Company at 1-800-2GEVITY or by sending the Company an email via the Investor Relations page of its website, www.gevity.com.
      The information on the Company’s website is not incorporated by reference into this report.

ITEM 1A.	RISK FACTORS
      In addition to other information contained in this filing, the following risk factors should be considered carefully in evaluating our business.

We are dependent upon technology services and any damage, interruptions or failures in our computer and telecommunications systems could adversely affect our existing client relationships and our ability to attract new clients.
      Our business could be interrupted and we may lose data as a result of damage to or disruption of our computer and telecommunications equipment and software systems from natural disasters, floods, fire, power loss, hardware or software malfunctions, penetration by computer hackers, terrorist acts, vandalism, sabotage, computer viruses, vendor performance failures or insolvency, and other causes. Our business involves the storage and transmission of clients’ proprietary information and any system or equipment failure we experience could adversely affect our clients’ businesses, and expose us to litigation and possible liability. In addition, as a result of any of the foregoing, our goodwill could be damaged, and we could be exposed to significant contractual liability. The precautions that we have taken to protect ourselves and minimize the impact of such events (such as our disaster recovery plans) may not be adequate, and we may be unable to recover data used in our operations. In addition, techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed, and we could lose sales and clients.

Our insurance-related loss reserves may be inadequate to cover our ultimate liability for losses and as a result our financial results could be harmed.
      We maintain loss reserves to cover our liabilities for the costs of our health care and workers’ compensation programs. These reserves are not an exact calculation of our liability, but, rather, are estimates based on actuarial and statistical projections of claims administration and settlement costs and expenses. In addition to current and historical claims payment patterns and relevant trends, our health benefit reserves are based primarily on an independent actuarial estimate of claims incurred, but not reported, and claims reported but not yet paid. Our workers’ compensation reserves are based primarily on an independent actuarial estimate of future claims. Variables in the reserve estimation may be affected by both internal and external factors, such as changes in claims handling procedures, fluctuations in the administrative costs associated with the program, economic inflation, interest rates, legal determinations and legislative changes. Although our reserves estimates are regularly refined as historical loss experience develops and additional claims are reported and settled, because of the uncertainties of estimating loss reserves, we cannot be certain that our reserves are adequate, and actual costs and expenses may exceed our reserves. If our reserves are insufficient to cover actual losses, we would have to strengthen our reserves and incur potentially material charges to our earnings.

Our results of operations may be adversely affected if insurance coverage for workers’ compensation or medical benefits is not available or if we lose relationships with our key providers.
      As part of our full range of services, we offer medical benefits coverage and workers’ compensation insurance to our clients. We depend on a small number of key providers for the majority of our medical benefits and workers compensation coverage, including AIG, BCBSFL and Aetna. If any of our insurance providers discontinue coverage, the time and expense of providing replacement coverage could be disruptive to our business and could adversely affect our operating results and financial condition. Replacement coverage could lead to client dissatisfaction and attrition (especially since clients may terminate with either 30 or 45 days notice) due to the lack of continuity between coverage providers and the terms and conditions of their respective coverage plans. In addition, if at any time we are unable to renew our existing policies on financial terms and premium rates acceptable to us, our ability to provide such insurance and benefits to our clients would be adversely impacted, which could lead to significant client attrition, and our results of operations could be adversely affected. Our inability to renew existing policies may jeopardize compliance with state regulatory requirements and subject us to fines and extra costs to satisfy the state requirements, or, at worst, eliminate our ability to provide services in those states. The loss of our ability to provide services, even for a short period, may negatively impact our image with our clients and lead to the termination of our service agreements.

Our headquarters, many of our clients’ headquarters, and the facilities of many of the third parties on which we rely to provide us and our clients with critical services are located in an area of the United States that is susceptible to hurricane damage and other natural disasters.
      Our Florida facilities, including our principal executive offices and field support offices, as well as certain of our vendors and a significant number of our clients are located in an area prone to natural disasters such as hurricanes, floods, tornadoes, and other adverse weather conditions. A hurricane or other disaster could significantly disrupt our services, particularly if it results in prolonged disruptions to the Internet and telecommunications services on which we heavily rely. The precautions that we have taken to protect ourselves and minimize the impact of such events (such as our disaster recovery plans) may not be adequate, and we may lose, not be able to access, or be unable to recover data used in our operations. In addition, our regional clients could also suffer the effects of a significant natural disaster and not be able to fulfill their contractual requirements pursuant to the terms of our professional services agreement. Our business could be materially and adversely affected should our ability to provide services and products, or our ability to collect our service fees, be impacted by such an event.
     Our acquisition strategy subjects us to numerous risks.
      One important component of our growth strategy is to pursue selective acquisitions. This strategy entails numerous risks, including the following:
      Integration & Operational Risks. We face risks associated with integrating new organizations, including their management, personnel and clients, into our established business. An inability to successfully integrate acquired businesses into our operations could cause attrition of acquired personnel and clients. An acquisition may not provide the benefits originally anticipated by management while we continue to incur operating expenses to provide the services provided formerly by the acquired company.
      Financial Risks. We may finance an acquisition with cash, by issuing equity securities (which could be dilutive to existing shareholders) or by incurring debt (which would increase our leverage and interest expense). We cannot assure you that we will be able to access the capital markets for these transactions.
      Legal Risks. An acquired company may have liabilities that are difficult to assess, for which there are inadequate reserves and that may be significant. For example, employee benefit plans of an acquired company could result in liability due to the plan’s failure comply with applicable laws and regulations.
      Even if we pursue possible acquisition candidates, we cannot assure you that we will be able to close on them at attractive prices or at all. Many of these risks are beyond our ability to control. As a result, we cannot assure you that we will be able to achieve this component of our growth strategy. If any of these risks were to materialize, it could also have a material adverse impact on our results of operations. In addition, the risks summarized above could be heightened if we complete several acquisitions within a relatively short period of time.

We depend on the technology of third parties licensed to us, and the loss or inability to maintain these licenses or errors in the software we license could result in increased costs, reduced service levels or delayed sales of our products and services.
      We rely on third-party vendors for software, and if their products are not available, or are inadequate, our business could be seriously harmed. For example, we process payroll for all of our client employees using Oracle’s HRMS and Payroll processing applications. Our service delivery capability incorporates and relies on Oracle software that we license directly from Oracle. If Oracle or our other software vendors change or fail to maintain a product that we are using or do not permit use of that product by our clients or us, or if our licensing agreements are terminated or not renewed, we could be forced to delay or discontinue our services until equivalent technology can be found, licensed and installed. We could also be forced to pay significantly higher licensing fees with respect to such equivalent technology. In addition, our products depend upon the successful operation of third-party services and products, and any undetected errors in these products could prevent the implementation or impair the functionality of our products, delay new product introductions, and harm our reputation and sales.

We are dependent upon key personnel, and the recruitment and retention of key employees may be difficult and expensive.
      We believe that the successful operation of our business is dependent upon our retention of key personnel including, particularly, our chairman and chief executive officer, Erik Vonk. In general, the employment of our key personnel, including Mr. Vonk, may be terminated by either the employee or us at any time, without cause or advance notice, subject to severance obligations under specified circumstances. If any of these individuals, particularly Mr. Vonk, were unable or unwilling to continue working for us, we could have difficulty finding a replacement, and our operations and profitability could be adversely affected, which would have an adverse impact on the price of our common stock. In addition, we are not the beneficiary under any life insurance contracts covering any of our key personnel. We also relied heavily upon stock options to supplement compensation for many of our key employees, and if we continue to grant options to these employees, the treatment of options as an expense in response to new regulatory requirements may significantly increase our reported costs.

We depend on attracting and retaining qualified service consultants and sales associates.
      Our success depends upon our ability to attract and retain human resource consultants (“HRCs”) and business development managers (“BDMs”) who possess the specific skills and experience necessary to identify new clients and fulfill our existing clients’ needs. Finding and retaining qualified HRCs and BDMs is difficult because of the specific skill set that we require in order for us to adequately operate in the complex human resource regulatory environment. We compete for qualified HRCs not only with other human resource service providers, but also with internal human resource departments. Our ability to attract and retain qualified HRCs and BDMs could be impaired by any diminution of our reputation, decrease in compensation levels, restructuring of our compensation system, or competition from our competitors. If we cannot attract and retain qualified individuals, the quality of our services may deteriorate and our results of operations could be adversely affected.

Our quarterly revenues may fluctuate, and we may not be able to sustain our level of total revenue or our historical rate of revenue growth.
      Our revenue, margins and results from operations have fluctuated in the past and may continue to fluctuate. Quarterly variations in our revenues and operating results occur as a result of a number of factors, including:

•	changes to our reserves for workers’ compensation, medical benefit plans, and state unemployment taxes;

•	new product introductions or announcements by us or our competitors;

•	market acceptance of new services;

•	pricing changes or increases;

•	the hiring and training of additional staff; and

•	general economic conditions.
      Due to the presence of any of these factors, we may not be able to sustain our level of total revenue or our historical rate of revenue growth on a quarterly or annual basis. Our operating results could fall below our targets and the expectations of stock market analysts and investors, which could cause the price of our common stock to decline significantly.

Our short-term results may be impacted due to changes in health insurance claims, state unemployment tax rates and workers’ compensation rates, which we may not be able to immediately pass through to our clients.
      Health insurance claims, state unemployment taxes and workers’ compensation rates are primarily determined by our claims experience and comprise a significant portion of our actual costs. Should we experience a significant increase in claims activity, we may experience a substantial increase in our health insurance premiums, unemployment taxes, or workers’ compensation insurance rates. Our ability to pass such increases through to our clients may be delayed and our clients may not agree to the increase, which could have a material adverse effect on our financial condition, results of operations and cash flows.

As a result of our co-employment relationship with our clients and client employees, we may be subject to liabilities as a result of their acts or omissions.
      We enter into a contractual relationship with each of our clients, whereby the client transfers certain employment-related risks and liabilities to us and retains other risks and liabilities. Many federal and state laws that apply to the employer-employee relationship do not specifically address the obligations and responsibilities of this “co-employment” relationship. Consequently, we may be subject to liability for violations of employment or discrimination laws by our clients despite the contractual division of responsibilities between us, even if we do not participate in such violations. Although our professional services agreement provides that the client will indemnify us for any liability attributable to its own or its employees’ conduct, we may not be able to effectively enforce or collect such contractual indemnification. Any such liability imposed upon us could have a material adverse impact on our results of operations, financial condition and cash flows.

Because we assume the obligation to make wage, tax and regulatory payments of behalf of our clients, we are exposed to certain credit risks with respect to our larger clients.
      Under the terms of our professional services agreement, we generally assume responsibility for and manage the risks associated with each of our client’s employee payroll obligations, including the payment of salaries, wages and associated taxes, and, at the client’s option, the responsibility for providing group health, welfare and retirement benefits to each client employee. In this “co-employment” relationship, we directly assume these obligations, and unlike other payroll processing service providers, we issue payroll checks to each client employee drawn on our own bank accounts. Our obligation to make these payments is fixed for the period of time in which a client’s employees remain co-employees of ours, even if the client fails to satisfy its contractual obligation to us to remit its payroll, taxes and associated service fees. If we are unable to collect these payments from our larger clients, we may face significant adverse impact.

Our professional services agreement allows clients to terminate their relationship with us upon either 30 or 45 days notice, and as a result, we could lose a significant number of customers in a short period of time.
      In order to utilize our professional services, each of our clients is required to enter into our professional services agreement, which generally provides for an initial one-year term, subject to termination by our client or us at any time upon either 30 or 45 days prior written notice. Following the initial term, the contract may be renewed, terminated or continued on a month-to-month basis. As a result, a significant number of our clients may terminate their agreement with us at any time. In particular, they may decide to discontinue our services or their relationship with us due to our attempts to increase our administrative and other services fees or increase our medical or workers’ compensation insurance premiums. Clients may also be unwilling to pay for broadened service offerings if additional or increased fees accompany such changes. These termination provisions could cause us to lose a significant number of customers in a short period of time or make it difficult for us to increase our prices, thereby adversely affecting our results of operations.

Our business is subject to risks associated with geographic market concentration.
      While we currently have offices in 13 states and client employees in all 50 states and the District of Columbia, our Florida operations accounted for approximately 61% of our total client billings in 2003, 54% in 2004 and 55% in 2005. As a result of the size of our base of client employees in Florida and anticipated continued growth from our Florida operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in Florida. If the Florida economy experiences an economic downturn or its growth rate slows, our profitability and growth prospects may be adversely affected. In addition, there is no assurance that we will be able to duplicate in other markets the revenue growth and operating results experienced in Florida.

We may be required to provide significant collateral for our obligations to our insurance providers and the amount of cash necessary to provide that collateral may increase in the future.
      Our workers’ compensation provider requires and our health care insurance providers may require collateralization of our insurance plans. The extent of such requirements is dependent upon factors such as our financial condition, as well as the workers’ compensation and health insurance claims experience of our clients, over which we have little control except in the decision to initially accept and retain such clients. These collateral requirements may affect our need for capital, as well as our profitability. We may not be able to raise or provide the additional capital or collateral, if needed. In addition, we may be required to post additional collateral for the benefit of our insurance providers as a result of growing our business, which amounts could be significant, and may cause a significant amount of our cash to be restricted from other uses.

We operate in a complex regulatory environment and failure to comply with applicable laws and regulations could adversely affect our business.
      The human resource environment is subject to a number of laws and regulations, including those applicable to payroll practices, taxes, benefits administration, employment practices and data privacy. Because our clients have employees in states throughout the United States, we must perform our services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret and may change over time, and the addition of new services may subject us to additional laws and regulations. If we are unable to continue to provide certain contractual obligations, such as the payment of employment taxes on the salaries and wages paid to client employees, due to an adverse determination regarding our regulatory status as an “employer”, our clients may be held jointly and severally liable for such payments. Violation of these laws and regulations could subject us to fines and penalties, damage our reputation, constitute breach of our client contracts and impair our ability to do business in various jurisdictions or in accordance with established processes. In addition, many states in which we operate have enacted laws that require licensing or registration of professional employer organizations, including Florida and Texas, and additional states are considering such legislation. We may not be able to satisfy the licensing requirements or other applicable regulations of any particular state, or we may be unable to renew our licenses in the states in which we currently operate upon expiration of such licenses, which could prevent us from providing services to client employees in a certain state.

The market for our services and our revenue growth depends on our ability to use the Internet as a means of delivering human resource services and this exposes us to various security risks.
      We rely on the Internet as a primary mechanism for delivering services to our clients and use public networks to transmit and store extremely confidential information about our clients and their employees. Our target clients may not continue to be receptive to human resource services delivered over the Internet because of concerns over transaction security, user privacy, the reliability and quality of Internet service and other reasons. A security breach could disrupt our operations, damage our reputation and expose us to litigation and possible liability. We may be required to expend significant capital and other resources to address security breaches, and we cannot be certain that our security measures will be adequate. In addition, emerging or uncertain laws and regulations relating to Internet user privacy, property ownership, intellectual property, export of encryption technology, and libel could impair our existing Internet usage. This could decrease the popularity or impede the expansion of the Internet and decrease demand for our services. If we become subject to the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services, our profitability and growth prospects may be adversely affected.

If we are determined not to be an “employer” pursuant to applicable ERISA and IRS rules and regulations, we may be subject to additional regulations and liabilities.
      If it is determined that we are not the “employer” for purposes of ERISA, we could be subject to liabilities, including penalties, with respect to our cafeteria benefits plan operated under Section 125 of the Internal Revenue Code of 1986, as amended, for failure to withhold and pay taxes applicable to salary deferral contributions by our client employees. As a result of such a finding, we and our plans may not enjoy, with respect to our client employees, the preemption of state laws provided by ERISA, and we could be subject to additional varying state laws and regulation, as well as to claims based upon state common laws.

We may face increased litigation risk if we are determined to be an “employer” for employment and discrimination law purposes.
      Our professional services agreement establishes the contractual division of responsibilities between us and our clients for various personnel management matters, including compliance with and liability under various governmental regulations with respect to issues such as the hiring and firing of employees. Because of our co-employment relationship with our clients, we may be subject to liability for violations of these or other laws despite our delineated contractual provisions, and even if we do not participate in such actions. This risk is increased with respect to clients serviced by our human resource consultants who are located on-site at our clients’ offices and who are designated service representatives of one or two clients because of their greater presence on a client’s premises and potential involvement in client employee relations. In addition, our client employees may also be deemed to be acting as our agents, subjecting us to further liability for the acts or omissions of such client employees.

We may find it difficult to expand our business into additional states due to varying state regulatory requirements and the existing competitive environment.
      We currently operate primarily in Alabama, Arizona, California, Colorado, Florida, Georgia, Maryland, Minnesota, New Jersey, New York, North Carolina, Tennessee and Texas. Future growth of our operations depends, in part, on our ability to offer our services and benefits to prospective clients in additional states. In order to operate effectively in a new state, we must obtain all necessary regulatory approvals, adapt our procedures to that state’s regulatory requirements and adapt our service offerings to local market conditions. We are also subject to additional competition from regional and local competitors in the markets in which we expand. In the event that we expand into additional states, we may not be able to duplicate in other markets the financial performance experienced in our current markets.

We face direct and overlapping competition from a number of other companies.
      In order to acquire new clients, we must first convince potential clients that a human resource outsourcing provider is a superior option as compared to their current internal human resource solutions. For potential clients that choose to outsource these services, we then face direct competition from a number of providers that also operate on a co-employment platform, such as Administaff, Inc., as well as companies that primarily provide payroll processing services in addition to co-employment services, such as Automatic Data Processing Inc. and Paychex, Inc. We also face competition from certain information technology outsourcing firms and broad-based outsourcing and consultancy firms that provide or may seek to provide human resource outsourcing services in addition to consulting companies that perform individual projects, such as development of human resource strategy and information systems. Historically, most of these vendors have focused on discrete processes, but many are now promoting integrated process management offerings that may compete with our offerings. We expect that market experience to date and the predicted growth of the human resource outsourcing market will continue to attract and motivate more competitors.

Certain of our competitors may have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients and suppliers than we do, which could adversely affect our ability to attain new clients.
      Certain of our existing or potential competitors may have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients and key product and service suppliers than we do. This may enable them to develop and expand their delivery infrastructure and service offerings more quickly, and achieve greater scale and cost efficiencies; adapt more quickly to new or emerging technologies and changing client needs; take advantage of acquisitions and other opportunities more readily; establish operations in new markets more rapidly; devote greater resources to the marketing and sale of their services; and adopt more aggressive pricing policies and provide clients with additional benefits at lower overall costs in order to gain market share or in anticipation of future improvements in delivery costs. If our competitive advantages are not compelling or sustainable and we are not able to effectively compete with larger competitors, then we may not be able to increase or sustain profits.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      The Company’s operations were conducted from its 107,511 square foot corporate headquarters located in Bradenton, Florida until January 2006. The Company leased this facility pursuant to the terms of a lease that expired on January 31, 2006.
      On June 6, 2005, the Company entered into a lease agreement with Osprey-Lakewood Ranch Properties, LLC, to relocate the Company’s corporate facility within Bradenton, Florida. Under the terms of the lease agreement, the Company has leased from the landlord approximately 97,000 square feet in the office building located at 9000 Town Center Parkway, Bradenton, Florida 34202. The lease is for a term of 10 years, unless sooner terminated or extended as provided in the lease agreement and commenced on December 1, 2005. The lease agreement provides for commercially reasonable base rent in consideration of the size and type of building and the surrounding area. The base rent will increase 3% each year beginning on the first anniversary of the commencement date of the term of the lease. The Company has the option to renew the lease for two additional five-year terms on the same terms and conditions as are applicable to the initial term, except that the base annual rent during each renewal term will be equal to the fair market base annual rent for the leased property determined in accordance with the lease agreement; provided, however, that the base annual rent during each year of a renewal term will not be less than the base annual rent during the last year of the immediately preceding term.
      As of December 31, 2005, the Company leased space for its 40 offices located in Alabama, Arizona, California, Colorado, Florida, Georgia, Maryland, Minnesota, New Jersey, New York, North Carolina, Tennessee and Texas. The Company believes that its branch office leases, which generally have terms of one to five years, can either be renewed on acceptable terms or that other, comparable space can be located upon the expiration of any branch office lease without significant additional cost to the Company. The Company considers its facilities to be adequate for its current and prospective operations.

ITEM 3.	LEGAL PROCEEDINGS
      The Company is a party to certain pending claims that have arisen in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position, results of operations, or cash flows if adversely resolved. However, the defense and settlement of these claims may impact the future availability of, and retention amounts and cost to the Company for applicable insurance coverage.
      From time to time, the Company is made a party to claims based upon the acts or omissions of its clients’ employees for the acts or omissions of such client employees and vigorously defends against such claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2005.
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
Market Information
      The Company’s common stock is traded on The NASDAQ Stock Market under the ticker symbol “GVHR.” The following table sets forth the high and low sales prices for the common stock as reported on The NASDAQ Stock Market and dividends per share of common stock paid during the last two fiscal years:

Fiscal Year Ended December 31, 2005	High	Low	Dividends

Fourth Quarter	$29.00	$24.00	$0.07
Third Quarter	$27.92	$19.69	$0.07
Second Quarter	$20.59	$15.45	$0.07
First Quarter	$22.60	$17.25	$0.06

Fiscal Year Ended December 31, 2004	High	Low	Dividends

Fourth Quarter	$21.34	$13.56	$0.06
Third Quarter	$26.73	$14.90	$0.06
Second Quarter	$30.70	$19.24	$0.06
First Quarter	$29.50	$20.10	$0.05
Dividends
      The Company did not pay any cash dividends prior to the first quarter of 2001. The Company paid a cash dividend of $0.05 per share of common stock for that quarter and for each subsequent quarter through the first quarter of 2004. Beginning in the second quarter of 2004, the Company increased its quarterly cash dividend payment to $0.06. Beginning the second quarter of 2005, the Company increased its quarterly cash dividend to $0.07. On February 21, 2006, the board of directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on April 28, 2006 to holders of record on April 14, 2006. Any future determination as to the payment of dividends will be made at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the board deems relevant.
Holders
      As of February 21, 2006, there were 630 holders of record of the Company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Issuer Purchases of Equity Securities
      The following table provides information about Company purchases during the three months ended December 31, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
	Total Number of		as Part of Publicly	May yet be Purchased
	Shares	Average Price Paid	Announced Program	Under the Program
Period	Purchased(1)	per Share	(1)	($000’s)(2)

10/01/2005 —
10/31/2005	377,338	$26.17	377,338	$37,890
11/01/2005 —
11/30/2005	584,701	$27.26	584,701	$21,929
12/01/2005 —
12/31/2005	772,930	$27.55	772,930	$600

(1)	On September 28, 2005, the Company announced that the board of directors authorized the repurchase of up to $50.0 million of the Company’s common stock effective immediately. Stock repurchases under this program were to be made at such times and in such amounts as the Company deemed appropriate, based on a variety of factors including price, corporate and regulatory requirements and overall market conditions.

(2)	The Company completed its share repurchase program in January 2006 with the purchase of 23,933 shares for $0.6 million. In total, the Company repurchased 1,840,802 shares as part of this share repurchase program during 2005 and 2006 at a total cost of $50.0 million.
      On February 28, 2006 the Company announced that the board of directors has authorized the purchase of up to 1,000,000 additional shares of the Company’s common stock under a new share repurchase program. Share repurchases under the new program may be made through open market repurchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate based upon a variety of factors including price, regulatory requirements, market conditions and other corporate opportunities.

ITEM 6.	SELECTED FINANCIAL DATA
      The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The following selected financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information included as Part II, Item 8 of this Annual Report Form on 10-K, as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	For the Years Ended December 31,

	2005		2004		2003		2002		2001

	(In thousands except per share data)
Statement of Operations Data:
Revenues
Professional service fees	$140,698		$134,781		$97,376		$89,563		$75,704
Employee health and welfare benefits	331,215		314,494		214,701		180,203		129,243
Workers’ compensation	114,778		117,669		104,225		95,977		117,895
State unemployment taxes and other	22,106		18,537		9,525		8,911		9,986

Total revenues	$608,797		$585,481		$425,827		$374,654		$332,828
Gross profit	$194,990		$179,341		$115,718		$90,524		$70,985
Operating income (loss)	$55,010		$51,561		$21,585		$4,976		$(29,288)
Net income (loss)	$37,378		$34,618		$15,391		$4,737		$(15,603)
Net income (loss) attributable to common shareholders	$37,378		$4,738		$13,005		$4,737		$(15,603)
Net income (loss) per share:
— Basic	$1.36		$0.20		$0.66		$0.23		$(0.76)
— Diluted	$1.31		$0.18		$0.62		$0.22		$(0.76)
Weighted average common shares:
— Basic	27,452		24,125		19,686		20,722		20,606
— Diluted	28,534		25,735		24,649		21,074		20,606
Dividends declared per common share	$0.28		$0.24		$0.20		$0.20		$0.20
Statistical And Operating Data:
Client employees at period end	136,687		129,876		106,452		99,408		111,910
Average wage per average number of client employees paid by month	$39,040		$35,953		$33,569		$29,924		$25,761
Professional service fees per average number of client employees paid by month	$1,150		$1,125		$1,109		$926		$722
Internal employees at period end	1,050		993		954		901		1,018
Number of workers’ compensation claims(1)	6,232		6,489		5,765		7,701		10,195
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages	1.42	x	1.59	x	2.00	x	2.74	x	3.90x
Balance Sheet Data:
Cash, cash equivalents and investments(2)	$64,730		$59,412		$152,008		$126,223		$92,892
Workers’ compensation receivable	$128,318		$112,715		$24,355		—		—
Total assets	$387,869		$339,587		$321,564		$265,535		$219,903
Long-term accrued workers’ compensation and health reserves	$242		$700		$59,280		$61,672		$48,049
Total shareholders’ equity	$155,415		$165,174		$92,380		$58,605		$57,511

(1)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective year and does not include any claims with respect to a specific policy year that are reported subsequent to the end of such year. For information regarding claims reported after the end of each respective year from 2000 — 2004, see the first table set forth in “Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Workers’ Compensation Receivable/ Reserves.”

(2)	$12,205, $18,636, $107,326, $92,454 and $34,262 of the cash, cash equivalents and investments (which consist of certificates of deposit-restricted and marketable securities-restricted, both long and short term) as of December 31, 2005, 2004, 2003, 2002, and 2001, respectively, have been utilized to collateralize the Company’s obligations under its workers’ compensation, health benefit plans and certain general insurance contracts. These amounts are considered “restricted” and are not available for general corporate purposes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” below in this Item 7. The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes beginning on page F-1 of this report Historical results are not necessarily indicative of trends in operating results for any future period.
      In the following analysis of financial information, data derived from the consolidated financial information is disclosed that is not presented in the Company’s financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of this information is considered to be “non-GAAP financial measures” under the U.S. Securities and Exchange Commission rules. See “Non-GAAP Financial Information” included below in this Item 7 for a supplemental explanation and reconciliation of this information.
Overview and Introduction
      For a discussion of the Company’s business see “Item 1. Business — General.” The Company believes that the human resource outsourcing market of small- and medium-sized businesses, as measured by the number of employees per client, is by far its most attractive market in terms of customer concentration, need for customized solutions, price sensitivity, capital investment, new client acquisition cost, sales cycle and market growth.
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
      The Company believes that the primary challenge it faces in delivering its human resource outsourcing solutions is its ability to convince small- and medium-sized businesses to accept the concept of human resource outsourcing. The Company believes that most small- and medium-sized businesses outsource certain aspects of the Company’s total solution, including payroll administration, health and welfare administration and providing workers’ compensation insurance, but that only a small number of businesses outsource the entire offering that the Company provides.
      The Company continues to focus on increasing the profitability of each client employee as well as on increasing the overall number of client employees serviced. The Company believes that it can increase the overall number of client employees serviced through: (i) the enlargement of its target market focus to client prospects having 20-500 employees; (ii) the introduction of a mid-market segment with a target market focus of client prospects having between 500-5,000 employees; (iii) improved human resource outsourcing service offerings that will lead to higher current client employee retention levels; and (iv) acquisitions of other human resource outsourcing client portfolios and service providers.
      The Company has announced a long-range strategic objective of providing its range of insourced human resource services to its clients on a non co-employment platform. This option provides significant flexibility for a client by allowing it to retain the benefits and insurance programs of their choice without the risk to the Company associated with providing workers’ compensation and healthcare insurance programs to its clients. The Company expects to evolve towards this business model. To date, the results of this new business model have not had a significant impact on the Company’s revenues or results of operations.
      The following table provides information that the Company utilizes when assessing the financial performance of its business, the fluctuations of which are discussed under the “Results of Operations”:

	For the Years Ended December 31,

	2005	2004	% Change

Statistical data:
Client employees at period end	136,687	129,876	5.2%
Clients at period end(1)	8,226	8,539	(3.7)%
Average number of client employees at period end/clients at period end	16.62	15.21	9.3%
Average number of client employees paid by month(2)	122,356	119,857	2.1%
Average wage per average number of client employees paid by month	$39,040	$35,953	8.6%
Professional service fees per average number of client employees paid by month	$1,150	$1,125	2.2%
Gross profit per average number of client employees paid by month	$1,594	$1,496	6.6%
Operating income per average number of client employees paid by month	$450	$430	4.7%

(1)	Number of clients measured by individual client FEIN.

(2)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month in the year divided by 12 months. All other statistical information above is based upon actual year-to-date amounts divided by the average number of client employees paid by month.
      The Company believes that the primary challenges to its ability to increase the overall number of client employees serviced are:

•	the amount of time required for sales personnel to begin to acquire new client employees may be longer than anticipated;

•	the current client employee retention levels may decrease if clients decide to use alternative providers to service their human resource outsourcing needs;

•	other human resource outsourcing client employee portfolios or service providers may not be available for acquisition due to price or quality;

•	the Company (under its co-employed service option) may not be able to continue to provide insurance-related products of a quality to acquire new client employees and to retain current client employees; and

•	the time to achieve acceptance by prospective clients of the Company’s new business model may be longer than anticipated.
Acquisitions
      EPIX Acquisition. On March 26, 2004, the Company acquired the human resource outsourcing client portfolio of EPIX and certain of its subsidiaries. The transaction was accomplished by an assignment from EPIX (and its subsidiaries) to the Company of all of its client service agreements, which covered approximately 2,000 clients and approximately 30,000 client employees. See further information at Note 8 to the consolidated financial statements.
      TeamStaff Acquisition. On November 17, 2003, the Company acquired the human resource outsourcing client portfolio of TeamStaff, Inc. (“TeamStaff”) together with certain other assets. The TeamStaff acquisition was accomplished through an assignment by TeamStaff (and its subsidiaries) to the Company of all of its client service agreements, which covered approximately 1,500 clients and approximately 16,000 client employees. See further information in Note 8 to the consolidated financial statements.
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
      The Company accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the client employee performs work. The Company accrues revenues and unbilled receivables for consolidated service fees relating to work performed by client employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, those wages are paid and the related service fees are billed.
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
      In certain instances, the Company decides to make a contribution toward the medical benefit plan costs of certain clients. The contribution is referred to as a “health benefit subsidy”. The addition of the client employees of these clients as participants in the Company’s medical benefit plans helps to stabilize the overall claims experience risk associated with those plans. An aggregate health benefit subsidy in excess of a planned amount may occur when the medical cost inflation exceeds expected medical cost trends or when medical benefit plan enrollment of those who qualify for a subsidy exceeds expectations. Conversely, a “health benefit surplus” may occur when the medical cost inflation is less than expected medical cost trends or when medical benefit plan enrollment of those who qualify for a subsidy is less than expected.
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
      Substantially all of the Company’s client employees are covered under the Company’s workers’ compensation program with AIG, which was effective January  1, 2003. Under this program, workers’ compensation costs for the year are based on premiums paid to AIG for the current year coverage, estimated total costs of claims to be paid by the Company that fall within the program’s deductible, the administrative costs of the program, the return on investment earned with respect to premium dollars paid as part of the program and the discount rate used in determining the present value of future payments to be made under the program. Additionally, any revisions to the ultimate loss estimates of the prior years’ loss sensitive programs are recognized in the current year. In states where private insurance is not permitted, client employees are covered by state insurance funds. Premiums paid to state insurance funds are expensed as incurred.
      On an annual basis, the Company reviews the current and prior year claims information with its independent actuary. The current accrual rate and overall workers compensation reserves may be adjusted based on current and historical loss trends, fluctuations in the administrative costs associated with the program, actual returns on investment earned with respect to premium dollars paid and changes in the discount rate used to determine the present value of future payments to be made under the program. The final costs of coverage will be determined by the actual claims experience over time as claims close, by the final administrative costs of the program and by the final return on investment earned with respect to premium dollars paid. See “Item 1. Business — Vendor Relationships — Workers’ Compensation Insurance.”
      The Company manages its workers’ compensation costs through the use of carriers who the Company believes efficiently manage claims administration and through the Company’s internal risk assessment and client risk management programs.

      State unemployment taxes are generally paid as a percentage of payroll costs and expensed as incurred. Rates vary from state to state and are generally based upon the employer’s claims history. The Company actively manages its state unemployment taxes in the following ways:

•	The Company’s Claims Administration Department actively reviews unemployment claims, and if warranted, contests claims it believes are improper.

•	Many states allow the Company to avoid unemployment tax rate increases through the use of voluntary contributions.

•	Where allowed, the Company uses multiple state accounts for the classification of its workers.

•	In certain states, the Company elects to report under its clients’ rates.

•	The Company utilizes state successorship rules for its acquisitions of client portfolios of other companies.
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

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Revenues
      The following table presents certain information related to the Company’s revenues for the years ended December 31, 2005 (“2005”) and December 31, 2004 (“2004”):

	December 31,	December 31,
	2005	2004	% Change

	(In thousands, except statistical data)
Revenues:
Professional service fees	$140,698	$134,781	4.4%
Employee health and welfare benefits	331,215	314,494	5.3%
Workers’ compensation	114,778	117,669	(2.5)%
State unemployment taxes and other	22,106	18,537	19.3%

Total revenues	$608,797	$585,481	4.0%

Statistical data:
Gross salaries and wages (in thousands)	$4,776,770	$4,309,260	10.8%
Average number of client employees paid by month(1)	122,356	119,857	2.1%
Average wage per average number of client employees paid by month	$39,040	$35,953	8.6%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages(2)	$2.62	$2.88	(9.0)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages(2),(3)	$3.22	$3.50	(8.0)%
Professional service fees per average number of client employees paid by month	$1,150	$1,125	2.2%
Client employee health benefits plan participation	38%	38%	—%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	Manual premium rate data is derived from tables of AIG in effect for 2005 and 2004, respectively.
      For 2005, revenues increased 4.0% to $608.8 million, from $585.5 million for 2004. Revenue growth was primarily a result of the overall growth in the number of client employees served. Also contributing to the growth were increases in the charges for professional service fees, as part of the Company’s strategy to enhance and emphasize the human resource consulting services that it provides to its clients, increases in fees for providing health and welfare benefits for client employees, and an increase in state unemployment tax rates.
      As of December 31, 2005, the Company served approximately 8,200 clients as measured by each client’s FEIN, with approximately 137,000 active client employees. This compares to over 8,500 clients as measured by each client’s FEIN, with approximately 130,000 active client employees at December 31, 2004. The average number of paid client employees was 122,356 for 2005, as compared to 119,857 for 2004, representing an increase of 2.1%. The increase in client employees and the average number of paid client employees is a function of organic growth in excess of client employee attrition for the year ended December 31, 2005. The decrease in the overall number of clients from 2004 to 2005 was offset by an increase in the number of employees per client.

      The average wage of paid client employees for 2005 increased 8.6% to $39,040, from $35,953 for 2004. This increase is due to the Company’s strategy of focusing on clients that pay higher wages to their employees as well as the effects of inflation.
      Revenues for professional service fees increased to $140.7 million in 2005, from $134.8 million in 2004, representing an increase of $5.9 million or 4.4%. The increase was due to an increase in the average number of client employees paid in 2005 as well as the overall increase in gross salaries and wages. The overall effect of this was the increase in professional service fees per average number of client employees paid by month of 2.2% from $1,125 in 2004 to $1,150 in 2005.
      Revenues for providing health and welfare benefit plans in 2005 were $331.2 million as compared to $314.5 million in 2004, representing an increase of $16.7 million or 5.3%. Health and welfare benefit plan charges primarily increased as a result of the increase in the number of participants in the Company’s health and welfare plans due to an increase in the number of client employees. Additionally, health and welfare benefit plan revenues increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related costs to its clients.
      Revenues for providing workers’ compensation insurance coverage decreased to $114.8 million in 2005, from $117.7 million in 2004 representing a decrease of $2.9 million or 2.5%. Workers’ compensation billings, as a percentage of workers’ compensation wages for 2005, were 2.62% as compared to 2.88% for 2004, representing a decrease of 9.0%. The decrease in workers’ compensation revenue for the year ended December 31, 2005 was primarily due to the effect of a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates, an improvement in the risk profile of the Company’s client base, and partially offset by an increase in workers’ compensation revenues associated with the increase in the number of client employees and related workers’ compensation wages.
      The manual premium rate for workers’ compensation applicable to the Company’s clients decreased 8.0% during 2005 compared to 2004. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates reflects the reduction in the Florida manual premium rates.
      Revenues from state unemployment taxes and other revenues increased to $22.1 million in 2005 from $18.5 million in 2004, representing an increase of $3.6 million or 19.3%. The increase was primarily due to increases in state unemployment tax rates as of the beginning of the year that were passed along to the Company’s clients. In addition, state unemployment tax revenue increased as a result of the effect of the EPIX acquisition in the first quarter of 2005 and the limited impact of the EPIX acquisition in the first quarter of 2004. State unemployment tax revenues have the greatest impact on the first quarter of the calendar year as most wage caps that limit state unemployment revenues are not met until the second quarter of the calendar year.

Cost of Services
      The following table presents certain information related to the Company’s cost of services for 2005 and 2004:

	December 31,		December 31,
	2005		2004		% Change

	(In thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$326,932		$307,662		6.3%
Workers’ compensation	60,071		77,806		(22.8)%
State unemployment taxes and other	26,804		20,672		29.7%

Total cost of services	$413,807		$406,140		1.9%

Statistical data:
Gross salaries and wages (in thousands)	$4,776,770		$4,309,260		10.8%
Average number of client employees paid by month(1)	122,356		119,857		2.1%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages(2)	$1.37		$1.91		(28.3)%
Number of workers’ compensation claims(3)	6,232		6,489		(4.0)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages(2)	1.42	x	1.59	x	(10.7)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective year and does not include claims with respect to a specific policy year that are reported subsequent to the end of such year. For information regarding claims reported after the end of each respective year, see the first table set forth below in this Item 7 under “Critical Accounting Estimates.”
      Cost of services, which includes the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $413.8 million for 2005, compared to $406.1 million for 2004, representing an increase of $7.7 million, or 1.9%. This increase was primarily due to an increase in health and welfare benefit costs and state unemployment taxes and was partially offset by a reduction in workers’ compensation costs.
      The cost of providing health and welfare benefit plans to client employees for 2005 was $326.9 million as compared to $307.7 million for 2004, representing an increase of $19.3 million or 6.3%. This increase was primarily attributable to the increase in overall health care costs and the increase in the number of client employees participating in the Company’s health and welfare plans. This increase was partially offset by a $4.3 million ($2.9 million net of related income taxes) reduction in health benefit costs during 2005 related to finalization of the 2004 Aetna premium true-up and favorable claims experience under the Aetna and BCBSFL plan years.
      Workers’ compensation costs were $60.1 million for 2005, as compared to $77.8 million for 2004, representing a decrease of $17.7 million or 22.8%. The decrease in workers’ compensation costs was primarily due to: (a) the reduction in workers’ compensation expense for the 2005 program year as a result of favorable claims metrics experienced by the Company for the 2005 program year; and (b) the lowering of the loss estimates for the 2000-2004 program years based upon continued favorable claims development for those years. The aggregate impact on 2005 of the lowering of prior year loss estimates for the 2000 — 2004 program years was a reduction in workers’ compensation expense of approximately $22.3 million ($15.1 million net of related income taxes).

      State unemployment taxes and other costs were $26.8 million for 2005, compared to $20.7 million for 2004, representing an increase of $6.1 million or 29.7%. The increase primarily relates to higher state unemployment tax rates that took effect on January 1, 2005, the increase in client employees and the related wage base, and the full impact of the EPIX acquisition in 2005 versus the partial impact of the EPIX client portfolio acquisition in 2004. In addition, the Company received state unemployment tax assessments of approximately $2.8 million ($2.0 million net of related income taxes) from five states in the fourth quarter of 2005, which were retroactive to the beginning of 2005 and which related to prior tax years. The Company decided that for most of its clients, the effect of the rate increases from the state unemployment tax assessments related to 2005 and prior wages would be absorbed by the Company and such rate increases would be passed through to clients in 2006.
Operating Expenses
      The following table presents certain information related to the Company’s operating expenses for 2005 and 2004:

	December 31,	December 31,
	2005	2004	% Change

	(In thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$76,033	$71,803	5.9%
Other general and administrative	49,312	41,809	17.9%
Depreciation and amortization	14,635	14,168	3.3%

Total operating expenses	$139,980	$127,780	9.5%

Statistical data:
Internal employees at year end	1,050	993	5.7%
      Total operating expenses were $140.0 million for 2005 as compared to $127.8 million for 2004, representing an increase of $12.2 million, or 9.5%.
      Salaries, wages and commissions were $76.0 million for 2005 as compared to $71.8 million for 2004, representing an increase of $4.2 million, or 5.9%. The increase is primarily a result of the increase in payroll costs associated with an increase in headcount including the hiring of additional senior management personnel throughout 2004 and 2005.
      Other general and administrative expenses were $49.3 million for 2005 as compared to $41.8 million in 2004, representing an increase of $7.5 million, or 17.9%. Approximately $3.0 million of this increase is primarily a result of an increase in marketing costs and consulting fees associated with strategic initiatives, and increase in recruiting and placement fees associated with the hiring of additional senior management personnel during 2005. The remaining increase is due to an overall increase in general and administrative costs associated with the growth of the Company.
      Depreciation and amortization expenses were $14.6 million for 2005 compared to $14.2 million for 2004. The increase is primarily attributable to the full impact during 2005 of the amortization of the intangible assets associated with the EPIX acquisition and partially offset by a reduction in depreciation expense as assets reach the end of their depreciable lives.
Income Taxes
      Income taxes were $18.6 million for 2005 compared to $17.7 million for 2004. The increase is primarily due to an increase in taxable income in 2005 compared to 2004. The Company’s effective tax rate for 2005 and 2004 was 33.2% and 33.8%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

Net Income and Diluted Earnings Per Share
      As a result of the factors described above, net income increased 8.0% to $37.4 million for 2005 compared to $34.6 million for 2004. Net income per common share on 28.5 million diluted shares was $1.31 for 2005 compared to net income per common share of $1.24 on 27.8 million diluted shares for 2004, excluding the impact of the non-recurring, non-cash charge related to the Series A convertible, redeemable preferred stock (the “Preferred Stock”) conversion, the accretion of redemption value of Preferred Stock prior to conversion, and the related Preferred Stock dividends in 2004. Including the impact of the Preferred Stock items, diluted earnings per share on 25.7 million shares was $0.18 for 2004. See the reconciliation of the pro forma information to GAAP information under “Non-GAAP Financial Information” below in this Item 7.

Preferred Stock Conversion and Accounting Treatment
      On May 19, 2004, in connection with the Company’s offering of common stock, the holders of the Preferred Stock converted 100% of their holdings of Preferred Stock into the Company’s common stock. The conversion price was $5.44 per share and resulted in the issuance of 5,514,705 shares of the Company’s common stock.
      In connection with the original issuance of the Preferred Stock on June 6, 2003, the Company recorded the Preferred Stock at its fair value on the date of issuance of approximately $30.0 million less issuance costs of $2.3 million, and less an allocation of $27.3 million to a beneficial conversion feature. The beneficial conversion feature resulted from the conversion feature of the Preferred Stock that was in-the-money on the date of issuance attributable to the increase in the market price of the Company’s common stock during the period from the date on which the conversion price was fixed (approximating market price at that time) and the date on which the Preferred Stock was issued, following shareholder approval. The beneficial conversion feature was calculated as the difference between the market price and the conversion price on the date of issuance, multiplied by the number of shares of common stock into which the Preferred Stock was convertible. The beneficial conversion amount was recorded as a reduction of the carrying value of the Preferred Stock and an increase to additional paid-in-capital. The difference between the aggregate liquidation value of $30.0 million and the initial balance of $0.4 million recorded in the Preferred Stock account on the Company’s balance sheet, as a result of the beneficial conversion feature and the cost of issuance, was being amortized over the periods from the date of issuance to the respective demand redemption dates for each 10,000 share tranche, utilizing the interest method.
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
      Revenues for providing health and welfare benefit plans in 2004 were $314.5 million as compared to $214.7 million in 2003, representing an increase of 46.5%. Health and welfare benefit plan charges primarily increased as a result of the effects of the EPIX and TeamStaff acquisitions. Additionally, health and welfare benefit plan charges increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s goal to pass along all insurance-related cost increases.
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
Cost of Services
      The following table presents certain information related to the Company’s cost of services for 2004 and 2003:

	December 31,		December 31,
	2004		2003		% Change

	(In thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$307,662		$212,081		45.1%
Workers’ compensation	77,806		90,305		(13.8)%
State unemployment taxes and other	20,672		7,723		167.7%

Total cost of services	$406,140		$310,109		31.0%

Statistical data:
Gross salaries and wages (in thousands)	$4,309,260		$2,948,005		46.2%
Average number of client employees paid by month(1)	119,857		87,819		36.5%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages(2)	$1.91		$3.20		(40.3)%
Number of workers’ compensation claims(3)	6,489		5,765		12.6%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages(2)	1.59	x	2.00	x	(20.5)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective year and does not include claims with respect to a specific policy year that are reported subsequent to the end of such year. For information regarding claims reported after the end of each respective year, see the first table set forth below in this Item 7 under “Critical Accounting Estimates — Workers’ Compensation Receivable/ Reserves.”
      Cost of services, which includes the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $406.1 million for 2004, compared to $310.1 million for 2003, representing an increase of $96.0 million, or 31.0%. This increase was primarily due to the effects of the EPIX and TeamStaff acquisitions.
      The cost of providing health and welfare benefit plans to client employees for 2004 was $307.7 million as compared to $212.1 million for 2003, representing an increase of 45.1%. This increase was primarily attributable to the effects of the EPIX and TeamStaff acquisitions and partially offset by favorable claims experience related to the BCBSFL plan.
      Workers’ compensation costs were $77.8 million for 2004, as compared to $90.3 million for 2003, representing a decrease of $12.5 million or 13.8%. Workers’ compensation costs decreased due to the net effect of an overall reduction in workers’ compensation costs and an increase as a result of the EPIX and TeamStaff acquisitions. The decrease in overall workers’ compensation costs is due to the following factors: (i) the elimination of the aggregate stop loss coverage under the 2004 AIG workers’ compensation insurance program; (ii) a decrease in premium expense relating to the individual stop loss coverage as a result of reinsuring the $1 million to $2 million deductible per occurrence layer with Munich American Reassurance Company; (iii) a decrease in general premiums and taxes associated with manual premium rate decreases in Florida; (iv) a higher investment return on a higher premium amount with AIG associated with claims below the $2 million per occurrence deductible; (v) improved workers compensation claim metrics in 2004; (vi) a reduction in the overall loss estimates for the 2000-2003 program years; (vii) a reduction in policy administrative expenses associated with the 2000-2002 program years as a result of the purchase of additional insurance for these program years from AIG; and (viii) an increase in the weighted average discount rate used to calculate the present value of future claim liabilities from 2.50% at December 31, 2003 to 2.83% at December 31, 2004.
      State unemployment taxes and other costs were $20.7 million for 2004, compared to $7.7 million for 2003, representing an increase of $12.9 million or 167.7%. The increase primarily relates to the effects of the EPIX and TeamStaff acquisitions as well as higher state unemployment tax rates beginning January  1, 2004.
Operating Expenses
      The following table presents certain information related to the Company’s operating expenses for 2004 and 2003:

	December 31,	December 31,
	2004	2003	% Change

	(In thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$71,803	$55,287	29.9%
Other general and administrative	41,809	31,476	32.8%
Depreciation and amortization	14,168	7,370	92.2%

Total operating expenses	$127,780	$94,133	35.7%

Statistical data:
Internal employees at year end	993	954	4.1%

      Total operating expenses were $127.8 million for 2004 as compared to $94.1 million for 2003, representing an increase of $33.6 million, or 35.7%.
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
Net Income and Diluted Earnings Per Share
      As a result of the factors described above, net income increased 124.9% to $34.6 million for 2004 compared to $15.4 million for 2003. Net income per common share on 27.8 million diluted shares was $1.24 for 2004 excluding the impact of the non-recurring, non-cash charge related to the Preferred Stock conversion, the accretion of redemption value of Preferred Stock prior to conversion, and the related Preferred Stock dividends, as compared to diluted earnings per share of $0.62 for 2003 on 24.6 million diluted shares. Including the impact of the Preferred Stock items, diluted earnings per share on 25.7 million shares was $0.18 for 2004. See the reconciliation of the pro forma information to GAAP information under “Non-GAAP Financial Information” below in this Item 7.
LIQUIDITY AND CASH FLOWS
Cash Flow

General
      The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion of its human resource outsourcing portfolio through acquisitions, collateralization requirements for insurance coverage, possible acquisitions of businesses complementary to the business of Company, and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to obtain additional capital from either private or public sources.
      The Company currently believes that its current cash balances and cash flow from operations will be sufficient to meet its operational requirements for the next 12 months, excluding cash required for acquisitions, if any. In addition, the Company has an available unsecured line of credit for $35.0 million with the Bank of America, N.A. See Note 11 to the consolidated financial statements beginning on page F-1 for additional information regarding the Company’s line of credit.
      The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees, accounts payable for capital expenditures, the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; and (iv) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on coverage levels elected by the client and the client employees. Included in the Company’s billings during 2005 were salaries, wages and payroll taxes of client employees of $5.1 billion. The billings to clients are managed from a cash flow perspective so that a matching generally exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of the Company’s professional services agreement, the Company is obligated to make certain wage, tax and regulatory payments even if the related wages tax and regulatory payments are not made by its clients. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client and may include termination of its clients for non-payment. To the extent this objective is not achieved, short-term cash requirements can be significant. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

Restricted Cash
      The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverage. The Company uses its certificates of deposits and marketable securities to collateralize these obligations as more fully described below. Certificates of deposits and marketable securities used to collateralize these obligations are designated as restricted in the Company’s consolidated financial statements.
      At December 31, 2005, the Company had $64.7 million in total cash and cash equivalents, restricted certificates of deposits and restricted marketable securities, of which $52.5 million was unrestricted. At December 31, 2005, the Company had pledged $12.2 million of restricted certificates of deposit and restricted marketable securities, as collateral for certain standby letters of credit, in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans, and in a rabbi trust in connection with a deferred compensation plan assumed in the EPIX acquisition as follows:

	December 31,	December 31,
	2005	2004

	(In thousands)
Certificates of deposit — restricted:
BCBSFL standby letter of credit	$—	$6,000
Other	33	33

Total certificates of deposit — restricted	33	6,033

Short-term marketable securities — restricted:
General insurance collateral obligations — AIG	4,281	4,168

Total short-term marketable securities — restricted	4,281	4,168

Long-term marketable securities restricted:
Workers’ compensation collateral — AIG	3,582	3,488
Rabbi trust	4,309	4,947

Total long-term marketable securities — restricted	7,891	8,435

Total restricted assets	$12,205	$18,636

      The Company’s obligation to BCBSFL under its current contract may require an irrevocable letter of credit (“LOC”) in favor of BCBSFL if the coverage ratio, as set forth in the BCBSFL agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirement, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $8.0 million during 2005). As of December 31, 2005, the minimum coverage ratio was met and no LOC was required. Under the Company’s previous agreement with BCBSFL, a $6.0 million certificate of deposit was pledged as collateral for a standby LOC. This collateral was released by BCBSFL as of September 30, 2005. The Company was not required to collateralize the Aetna program for 2005 and 2004.
      The Company does not anticipate any additional collateral obligations to be required in 2006 for its workers’ compensation arrangements.
      As of December 31, 2005, the Company has recorded a $128.3 million receivable from AIG representing premium payments made to AIG during 2003 through 2005 in excess of the present value of the estimated claims liability. This receivable represents a significant concentration of credit risk for the Company.

Cash Flows from Operating Activities
      At December 31, 2005, the Company had a net working capital deficit of $6.2 million, including restricted funds classified as short-term of $4.3 million, as compared to $23.3 million in net working capital as of December 31, 2004, including $10.2 million of restricted funds classified as short-term. The decrease in working capital is primarily due to the increase in accrued payroll and payroll taxes as a result of year end timing differences and an increase in the short-term deferred tax liability relating to both an increase in the deferred tax provision in 2005 and a reduction in the short-term deferred tax asset in connection with the filing of the 2004 tax return. These decreases in working capital were partially offset by an increase in accounts receivable as a result of the increase in client employees and year end timing differences.
      Net cash provided by operating activities was $60.5 million for the year ended December 31, 2005 as compared to net cash used in operating activities of $84.4 million for the year ended December 31, 2004, representing an increase of $145.0 million. The increase in cash provided by operating activities is primarily attributable to the effect in 2004 of premium payments to AIG in excess of projected claim liabilities associated with the 2000 through 2004 workers’ compensation program years. In addition, 2005 was favorably impacted by the receipt of $53.9 million related to AIG loss fund refunds and an increase in year-end payroll accruals as a result of timing differences compared to 2004.
      If current workers’ compensation trends continue, the Company expects to receive approximately $32.6 million from AIG during the third quarter of 2006 as a return of premium from AIG in connection with the annual premium adjustment related to the 2003 through 2005 program years. Additional releases of premium by AIG are also anticipated in future years if such trends continue. The Company believes that it has provided to AIG a sufficient amount of cash to cover its short-term and long-term worker’s compensation obligations related to open policy years.

Cash Flows from Investing Activities
      Cash used in investing activities for the year ended December 31, 2005 of $0.4 million, primarily related to $6.2 million of capital expenditures for technology purchases and leasehold improvements at the Company’s new corporate facility and was substantially offset by the release and conversion into cash of a $6.0 million certificate of deposit held by BCBSFL. This compares to cash provided by investing activities of $48.4 million for the year ended December 31, 2004 primarily related to the sale of approximately $76.5 million of restricted marketable securities which were used to fund the purchase of additional insurance from AIG related to the 2000-2002 program years and the release by AIG of approximately $13.6 million of collateral held in connection with the Company’s workers’ compensation program. These amounts were partially offset in 2004 by funds used for business acquisitions ($40.6 million) and capital expenditures of $4.6 million related primarily to information technology. The Company plans to spend approximately $15.0 million on capital expenditures during 2006 primarily related to a significant upgrade for its web based portal access. This amount includes approximately $1.0 million of capital expenditures purchased in 2005 and paid for in 2006. Capital expenditures are expected to be funded through operations and/or leasing arrangements.

Cash Flows from Financing Activities
      Cash used in financing activities for the year ended December 31, 2005, of $48.3 million, was primarily a result of $46.0 million used to repurchase the Company’s common stock under a stock repurchase program (see “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities — Issuer Purchases of Equity Securities”). Cash used in financing activities during 2005, excludes approximately $3.4 million of stock repurchases made during 2005 and paid for in 2006. Additionally, during 2005 the Company received approximately $5.2 million from directors, officers and employees of the Company upon the exercise of options to purchase 684,139 shares of common stock and the purchase of 23,238 shares of common stock under the Company’s Employee Stock Purchase Plan, and the Company paid dividends to the holders of its common stock of approximately $7.5 million during 2005.
      This compares to $32.1 million of cash provided by financing activities during the year ended December 31, 2004 primarily related to $34.7 million received from the completion of the Company’s public offering of 1,750,000 shares of its common stock in May 2004, $3.6 million received from directors, officers and employees of the Company upon the exercise of options to purchase 892,038 shares of common stock and the purchase of 27,777 shares of common stock under the Company’s Employee Stock Purchase Plan, and partially offset by $6.0 million of dividends paid to the holders of its common stock of during 2004.
Inflation
      The Company believes that inflation in salaries and wages of client employees has an overall positive impact on its results of operations since the professional service fees earned from clients are generally proportional to increases in salaries and wages.
Commitments and Contractual Obligations
      Off-Balance Sheet Arrangements — The Company does not have any off-balance sheet arrangements.
      Table Of Contractual Arrangements — The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2005 and the effect they are expected to have on its liquidity and capital resources (in thousands):

Payment Due by Period

		Less			More
		Than 1	1-3	4-5	Than
Contractual Obligations	Total	Year	Years	Years	5 Years

Long-term debt obligations	None	None	None	None	None
Capital lease obligations	None	None	None	None	None
Operating lease obligations	$42,348	$7,735	$11,745	$8,225	$14,643
Purchase obligations	None	None	None	None	None
Other	None	None	None	None	None

Total	$42,348	$7,735	$11,745	$8,225	$14,643

CRITICAL ACCOUNTING ESTIMATES
      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. The accounting estimates described below are those that the Company considers critical in preparing its financial statements because they are particularly dependent on estimates and assumptions made by management that are uncertain at the time the accounting estimates are made. While management has used its best estimates based upon facts and circumstances available at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates used are reasonably likely to occur from period to period, which may have a material impact on the presentation of the

Company’s financial condition and results of operations. Management periodically reviews the estimates and assumptions and reflects the effects of revisions in the period in which they are determined to be necessary. Management has reviewed the critical accounting estimates with the Audit Committee of the Company’s Board of Directors. The descriptions below are summarized and have been simplified for clarity. A detailed description of the significant accounting policies used by the Company in preparing its financial statements is included in Note 1 to the consolidated financial statements beginning on page F-1.
Workers’ Compensation Receivable/ Reserves
      For a description of the Company’s workers’ compensation program see “Item 1. Business — Vendor Relationships — Workers’ Compensation.”
      Workers’ compensation claim payments related to an individual policy year may extend over many years following the date of the worksite injury. Volatility in the dollar amount of workers’ compensation costs arises when the number of accidents and the severity of these accidents cannot be easily projected, thus resulting in a wide range of possible expected dollar losses for an insurance policy program year. Volatility in the projection of expected dollar losses caused by the number of claims and the severity of these claims is more likely to be associated with industries that have a high- risk level associated with them.
      At least annually, the Company obtains an independent actuarially-determined calculation of the estimated costs of claims incurred based on the Company’s current and historical loss development trends, which is used in the Company’s development of overall loss estimates related to each open program year. The estimated costs of the claims calculated may be revised each year by the Company and its independent actuary based on developments relating to the actual claims incurred and other factors deemed relevant by the Company and its actuary. A significant amount of judgment is used in this estimation process by both the independent actuary and the Company.
      The Company’s consolidated financial statements reflect the estimates made by the Company and its independent actuary as well as other factors related to the Company’s workers’ compensation programs within the cost of services on the Company’s consolidated statements of operations and within the workers’ compensation receivable, the accrued insurance premiums, health and workers’ compensation insurance reserves or the long-term accrued workers’ compensation insurance reserves on the Company’s consolidated balance sheets. To the extent that the premium payments to the carriers and the related accrued interest for the first $1.0 million per occurrence of claims ($750,000 for the 2005 program year) less claim payments made is greater than (less than) the present value of the remaining claim liability estimate accrued to date, a receivable (liability) is recorded. If the actual cost of the claims incurred is higher than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could increase. If the actual cost of the claims incurred is lower than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could decrease.
      An increase or decrease to the accrual rate is reflected in the accounting period for which the change in the amount of workers’ compensation claims is estimated. Due to the considerable variability in the estimate of the amount of workers’ compensation claims, adjustments to workers’ compensation costs are sometimes significant. For example, a 1% change in overall claims loss estimate for claims under the Company’s deductible levels with no other changes in assumptions would have impacted the net present value of the claims liability and workers’ compensation cost as of December 31, 2005 by approximately $3.5 million.

      The workers’ compensation receivable (payable) is also affected by the change in the discount rate used to calculate the present value of the remaining claims liability. Fluctuations in the interest rate environment influence the selection of the discount rate. Increases in the discount rate result in a decrease in the net present value of the liability while decreases in the discount rate result in an increase in the net present value of the liability. For example a 1% change in the discount rate used to calculate the net present value of the claims liability at December 31, 2005 with no other changes in assumptions would have impacted the net present value of the claims liability and workers’ compensation cost as of December 31, 2005 by approximately $4.5 million.
      During the third and fourth quarters of 2005, the Company, in conjunction with its quarterly reviews and annual actuarial calculation of estimated costs of claims, revised its previous loss estimates for program years 2000 — 2004 in recognition of the continued favorable claims development trends, which resulted in a total of $22.3 million in favorable adjustments ($15.1 million net of tax) to costs of services and workers’ compensation receivable.
      The following loss reserve development table illustrates the change over time of reserves established for workers’ compensation claims for each of the open program years. This table excludes the 2000 program year for the Texas Workers’ Compensation Insurance Fund, which was a guaranteed cost program under which all of the claims were paid by the insurance company without any deductible payment by the Company. The second section, reading down, shows the number of claims reported. The third section, reading down, shows the number of open claims as of the end of each successive year. The fourth section, reading down, shows the amount of open case reserves as of the end of each successive year. The fifth section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The last section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of the Company’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The loss reserve development table for workers’ compensation claims is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior program years.

	Years Ended December 31,

	2005	2004	2003	2002	2001	2000

	(Dollars in thousands)
Originally reported reserves for unpaid claims and claims expenses limited to the Company’s liability per occurrence	$64,000	$73,000	$65,000	$76,200	$103,000	$109,000
Number of claims reported as of:
End of initial year	6,232	6,489	5,765	7,701	10,195	11,888
One year later	—	6,665	5,916	7,856	10,475	12,088
Two years later	—	—	5,961	7,873	10,495	12,114
Three years later	—	—	—	7,872	10,500	12,118
Four years later	—	—	—	—	10,500	12,119
Five years later	—	—	—	—	—	12,119
Number of open claims reported as of:
End of initial year	1,628	2,045	1,604	1,632	2,632	3,077
One year later	—	388	333	462	791	965
Two years later	—	—	121	251	286	532
Three years later	—	—	—	126	156	148
Four years later	—	—	—	—	84	84
Five years later	—	—	—	—	—	54
Insurance carrier open case reserve amount as of:
End of initial year	$15,028	$15,339	$12,444	$15,272	$23,087	$22,315
One year later	—	$10,825	$9,253	$11,249	$14,086	$16,796
Two years later	—	—	$4,381	$6,579	$8,223	$12,105
Three years later	—	—	—	$4,697	$4,814	$5,533
Four years later	—	—	—	—	$2,960	$3,639
Five years later	—	—	—	—	—	$2,665
Cumulative net paid claims by insurance carrier as of:
End of initial year	$14,647	$13,876	$14,502	$16,859	$21,345	$22,688
One year later	—	$31,488	$30,790	$38,006	$47,461	$50,524
Two years later	—	—	$40,343	$50,182	$65,925	$69,251
Three years later	—	—	—	$56,292	$72,457	$81,033
Four years later	—	—	—	—	$76,740	$85,241
Five years later	—	—	—	—	—	$88,084
Undiscounted reserves re-estimated as of:
End of initial year	$64,000	$73,000	$65,000	$76,200	$103,000	$109,000
One year later	—	$63,000	$63,000	$78,000	$98,000	$109,000
Two years later	—	—	$56,000	$71,000	$99,000	$108,400
Three years later	—	—	—	$69,000	$93,000	$105,000
Four years later	—	—	—	—	$90,000	$104,000
Five years later	—	—	—	—	—	$100,000

      The following table summarizes the expected undiscounted cash flows related to workers’ compensation claims payments for the open program years as of December 31, 2005. Policy program years 2000 through 2002 have been combined to reflect the additional insurance coverage purchased from AIG during 2004 with respect to those program years:

	For the Policy Years Ended December 31,

	2005	2004	2003	2000-2002

	(In thousands)
Initial premium/collateral payments to carriers	$100,000	$111,402	$85,000	$293,720
Premium/collateral refunds received	(6,357)	(34,984)	(12,563)	—

Net premiums/collateral held by carriers	93,643	76,418	72,437	293,720

Paid claims by insurance carrier	(14,647)	(31,488)	(40,343)	(221,116)
Estimated future claims covered by premium/collateral	(49,353)	(31,512)	(15,657)	(37,884)

Total estimated ultimate claims	(64,000)	(63,000)	(56,000)	(259,000)
Estimated interest on premium/collateral payments earned through December 31, 2005	1,755	3,793	3,426	3,053

Estimated return of premium/collateral (undiscounted)	$31,398	$17,211	$19,863	$37,773

      The AIG workers’ compensation insurance program provides for a return to the Company of excess premiums paid eighteen months after the beginning of each program year and annually thereafter. The adjustment amount is determined by applying a loss development factor to an estimate of the incurred losses based upon actual claims incurred during the program year and comparing that amount to actual premiums paid for the program year. The Company expects to receive approximately $32.6 million of returned premiums during the third quarter of 2006 relative to the AIG program years 2003 through 2005. All other estimated premium/collateral return is expected to be long-term. The first return, if any, from AIG for the policy relating to the 2000, 2001 and 2002 program years will occur June 30, 2007.
Intangible Assets
      The Company has recorded significant intangible assets as a result of the EPIX and TeamStaff acquisitions. The intangible assets related to the client service agreements acquired were valued by a third party, are considered to have a finite life, and are being amortized over a 5-year period based upon the estimated rate of client attrition. The original estimate of client attrition was based upon the previous experience of the Company. The Company reviews the remaining life of the intangible assets periodically and reviews for impairment if events and circumstances warrant. Changes to the estimated economic life, if any, may result in an increase in amortization expense that may be significant.
      Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.
Medical Benefit Plan Liabilities
      The Company provides medical benefit plans to its client employees through several medical benefit plan providers under a minimum premium plan with BCBSFL, a retrospective premium plan with Aetna for the Aetna PPO plan and guarantee cost contracts for all other plans.
      With respect to the medical benefit plans with BCBSFL, the Company establishes medical benefit plan liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are developed on an annual basis by an independent actuary using actuarial principles and assumptions that consider a number of factors, including paid claims, claim development factors, plan enrollment, medical trend and the potential variability (margin) in these factors.

      The Aetna PPO medical benefit plan is a retrospective funding arrangement under which the plan is subject to additional premium if actual claims are greater than projected at the inception of the policy year. The maximum recall percentage in any one year is 10.0%. Amounts above 5.0%, if any, are subject to carryforward into future policy years.
      For each period, the Company estimates the relevant factors, based primarily on historical data and uses this information to determine the assumptions underlying the reserve calculations. An extensive degree of judgment is used in this estimation process. Due to the considerable variability of health care costs, adjustments to health reserves are sometimes significant. For example, an increase (decrease) in the margin factor used to calculate claims incurred but not reported by 1% at December 31, 2005 would have resulted in an increase (decrease) in the incurred but not reported claim reserve of approximately $1.0 million.
      During the year ended December 31, 2005, the Company, in conjunction with its annual actuarial calculation of incurred but not reported claims and 2004 Aetna health plan premium true-up, recorded a health plan surplus of $4.3 million ($2.9 million net of tax), which reduced its cost of services and reserves for incurred but not reported claims.
      The following table provides the amount of the medical benefit plan liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported (in thousands):

	Year Ended
	December 31,

	2005	2004

Incurred but not reported claims	$13,333	$14,580
Other health plan liabilities (including recall premiums)	1,709	4,251

Total medical benefit plan liabilities	$15,042	$18,831

      If the actual amount of the Company’s medical benefit plan liabilities at the end of each period were to increase (decrease) from the estimates used by the Company, then the Company would have an increase in the amount of its future period health benefit subsidy (surplus).
      The Company’s consolidated financial statements reflect the estimates made with respect to medical benefit plan liabilities within the cost of services on the Company’s consolidated statement of operations and within the accrued insurance premiums, health and workers’ compensation reserves on the company’s consolidated balance sheet.
State Unemployment Taxes
      The Company records state unemployment tax expense based upon taxable wages and tax rates as determined by each state. State unemployment rates vary by state and are based, in part, on past claims experience. If the Company’s claims experience increases, its rates could increase. Additionally, states have the ability to increase unemployment tax rates to cover deficiencies in the state’s unemployment tax fund. As a result our unemployment tax rates have increased over the last several years and are expected to continue to increase. Some states have implemented retroactive rate increases. These increases cannot always be predicted. Contractual arrangements with the Company’s clients may limit its ability to pass through these rate increases. Retroactive rate increases that the Company determines not to pass on to its clients could have a material adverse effect on the Company’s financial position and results of operations. During the fourth quarter of 2005, the Company received state unemployment tax assessments of approximately $2.8 million ($2.0 million net of related income taxes) from five states which were retroactive to the beginning of 2005 and which related to prior tax years. The Company decided that for most of its clients, the effect of the rate increases from the state unemployment tax assessments related to 2005 and prior wages would be absorbed by the Company and such rate increases would be passed through to clients in 2006.

Allowance for Doubtful Accounts
      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to pay their fees. The Company believes that the success of its business is heavily dependent on its ability to collect these fees for several reasons including the following:

•	the Company is at risk for the payment of its direct costs and client employee payroll costs regardless of whether the clients pay their fees;

•	the large volume and dollar amount of transactions processed by the Company; and

•	the periodic and recurring nature of payroll, upon which the fees are based.
      The Company has established very tight credit policies and generally requires its clients to pay in advance or simultaneously with the delivery of its payroll. In addition, the Company maintains the right to immediately terminate the professional services agreement and associated client employees or to require prepayment, letters of credit or other collateral upon deterioration of a client’s financial position or upon nonpayment by a client. As a result of the Company’s strict credit policies, customer nonpayments historically have been low as a percentage of revenues (see “Schedule II — Valuation and Qualifying Accounts — Allowance for Doubtful Accounts” on page S-1). If the financial condition of the Company’s clients were to deteriorate rapidly, resulting in non-payment, the Company’s uncollected accounts receivable could increase rapidly and the Company could be required to provide for additional allowances.
Deferred Taxes
      The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of its assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and, if necessary, establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company were to operate at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, then the Company could be required to establish a valuation allowance against all or a significant portion of the deferred tax assets, resulting in a substantial increase in the Company’s effective tax rate.
NEW ACCOUNTING PRONOUNCEMENTS
      See Note 1 of notes to the consolidated financial statements beginning on page F-1 of this report for a discussion of new accounting pronouncements.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
      Statements made in this report, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not purely historical may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. Forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by forward-looking statements, including those described in “Item 1A. Risk Factors” and the risks that are described in the reports that the Company files with the SEC.

      The Company cautions that the risk factors described in “Item 1A. Risk Factors” could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors. Further, management cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Non-GAAP Financial Information
      The following table reconciles results calculated using GAAP and results reported excluding certain charges (“non-GAAP financial information”). The pro forma non-GAAP financial information is included to provide investors a more complete and transparent understanding of the Company’s underlying operational results and trends, but should only be used in conjunction with results reported in accordance with GAAP. The Company believes that the pro forma non-GAAP financial information set forth below provides useful information to show the effect on diluted earnings per share when the non-recurring, non-cash charge to retained earnings to accelerate the amortization of the discount associated with the Preferred Stock, the accretion of redemption value of the Preferred Stock prior to conversion and the related Preferred Stock dividends, are excluded, in light of the full conversion of the Preferred Stock into common stock on May 19, 2004 (see Note 13 of notes to consolidated financial statements beginning on page F-1). There were no pro forma adjustments related to the years ended December 31, 2005 and 2003.
      Reconciliation of pro forma non-GAAP financial information:

Year Ended December 31, 2004

(In thousands, except share
and per share data)
Net income attributable to common shareholders for purposes of computing diluted earnings per share (GAAP)	$4,738
Pro forma adjustments:
Non-recurring, non-cash charge attributable to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the Preferred Stock	29,317
Non-cash charges attributable to beneficial conversion feature and accretion of redemption value of Preferred Stock	129
Preferred Stock dividends	434

Pro forma net income for diluted earnings per share calculation (non-GAAP)	$34,618

Diluted earnings per share (GAAP)	$0.18

Pro forma diluted earnings per share (non-GAAP)	$1.24

Diluted weighted average shares outstanding (GAAP)	25,734,515
Pro forma effect of dilutive securities:
Preferred Stock	2,094,383

Pro forma diluted weighted average shares outstanding (non-GAAP)	27,828,898

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company utilizes U.S. government agency and other corporate debt with fixed rates and maturities of less than one year and money market funds to manage its exposures to interest rates. See Note 4 to the consolidated financial statements beginning on page F-1. The Company holds restricted collateral with respect to its insurance programs provided by the member insurance companies of AIG, which are currently invested in money market funds and are therefore not significantly exposed to interest rate risk. If interest rates change, the interest income with respect to these investments would ultimately be affected. The insurance premiums paid to AIG under its workers’ compensation insurance program earn a fixed rate of return and are not subject to market risk from changes in interest rates (see Note 6 to the consolidated financial statements beginning on page F-1). The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2006, although there can be no assurances that interest rates will not change.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information required by this Item 8 is contained in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedule” beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures; Changes in Internal Control over Financial Reporting
      As of the end of the period covered by this Form 10-K, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives. Based upon that evaluation and subject to the foregoing, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
      The Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded in its previous Form 10-K that disclosure controls and procedures were not effective as of December 31, 2004, due to a material weakness in the Company’s internal control over financial reporting. Such material weakness related to a control activity that operates only once a year, generally in the fourth quarter, relating to providing adequate support and documentation for the assumptions used in its estimate of the cost of claims for its workers’ compensation program. The Company’s management remediated the material weakness during the fourth quarter ended December 31, 2005, by improving the support and documentation for assumptions used in the Company’s estimate of the cost of claims for its workers’ compensation program as of December 31, 2005. During the quarter ended December 31, 2005, there were no other changes in internal control over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.
Internal Control Over Financial Reporting

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
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may change.
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management determined that as of December 31, 2005, the Company’s internal control over financial reporting was effective based upon those criteria.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited the Company’s consolidated financial statements. Deloitte & Touche LLP’s attestation report on management’s assessment of internal control over financial reporting is presented below.
      Report of Independent Registered Public Accounting firm on Management’s Assessment of Internal Control
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Gevity HR, Inc.
Bradenton, Florida
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Gevity HR, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 1, 2006

ITEM 9B.	OTHER INFORMATION
      None.
PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information required by this Item 10 regarding the Company’s executive officers is included under “Item 1. Business  — Executive Officers of the Registrant.” Other information required by this Item 10 will be contained in the Company’s Proxy Statement, relating to the 2006 Annual Meeting of Shareholders, expected to be held on May 18, 2006 (the “Proxy Statement”) under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Information Regarding our Board and its Committees” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item 11 will be contained in the Proxy Statement under the heading “Executive Compensation” and is incorporated herein by reference, provided that the Compensation Committee Report contained in the Proxy Statement shall not be deemed to be incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this Item 12 will be contained in the Proxy Statement under the headings “Ownership of Securities” and “Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item 13 will be contained in the Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this Item 14 will be contained in the Proxy Statement under the headings “Audit Committee Pre-Approval” and “Fees Paid to Deloitte & Touche LLP” and is incorporated herein by reference.
PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) 1. Financial Statements — See the Index to Consolidated Financial Statements on Page F-1.
      2. Financial Statement Schedule:

See Schedule II — Valuation and Qualifying Accounts — Allowance for Doubtful Accounts on Page S-1

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

             3. Exhibit Index:

Exhibit
No.	Description

3.1	Third Articles of Amendment and Restatement of the Articles of Incorporation, as filed with the Secretary of State of the State of Florida on August 12, 2004 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
3.2	Third Amended and Restated Bylaws, dated February 16, 2005 (filed as Exhibit 3.01 to the Company’s Current Report on Form 8-K filed February 22, 2005 and incorporated herein by reference).
4.1	Rights Agreement dated as of April 23, 2002 between the Company and American Stock Transfer & Trust Company, and Exhibits thereto (filed as Exhibit 1 to the Company’s Registration Statement of Form 8-A filed April 25, 2002 and incorporated herein by reference).
4.2	First Amendment and Supplement to the Rights Agreement between the Company and American Stock Transfer & Trust Company, dated March 5, 2003 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed March 6, 2003 and incorporated herein by reference).
4.3	Second Amendment and Supplement to the Rights Agreement between the Company and American Stock Transfer & Trust Company, dated June 6, 2003 (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed June 10, 2003 and incorporated herein by reference).
4.4	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement No. 333-22933 on Form S-1/ A filed May 30, 1997 and incorporated herein by reference).
10.1	Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 25, 2002 and incorporated herein by reference).*
10.2	Form of Employee Vesting Schedule pursuant to the Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.3	Form of Director Vesting Schedule pursuant to the Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.4	Form of Terms and Conditions to the Non-Qualified Stock Option Award pursuant to the Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.5	Gevity HR, Inc. 1997 Stock Incentive Plan, as amended and restated (filed as Exhibit 4.1 to the Company’s Registration Statement No. 333-68929 on Form S-8, Amendment No. 1 filed September 30, 2003 and incorporated herein by reference).*
10.6	Form of Employee Vesting Schedule pursuant to the Gevity HR, Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.7	Form of Director Vesting Schedule pursuant to the Gevity HR, Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.8	Form of Terms and Conditions to the Non-Qualified Stock Option Award pursuant to the Gevity HR, Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.9	Gevity HR, Inc. 2005 Equity Incentive Plan, (filed as Exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 8, 2005 and incorporated here by reference).*
10.10	Gevity HR, Inc. 2005 Executive Incentive Compensation Plan, (filed as Exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 8, 2005 and incorporated here by reference).*
10.11	Form of Employee Option Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*

Exhibit
No.	Description

10.12	Form of Employee Restricted Stock Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*
10.13	Form of Executive Stock Option Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*
10.14	Form of Executive Restricted Stock Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*
10.15	Form of Non-employee Director Stock Option Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*
10.16	Form of Non-employee Director Restricted Stock Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*
10.17	Gevity HR, Inc. Employee Stock Purchase Plan (filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 20, 2001 and incorporated herein by reference).*
10.18	Employment Agreement between the Company and Erik Vonk, dated March 21, 2002 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 25, 2002 and incorporated herein by reference).*
10.19	Form of Securities Purchase Agreement between the Company and Erik Vonk (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed March 25, 2002 and incorporated herein by reference).*
10.20	Change in Control Severance Agreement between the Company and Erik Vonk, dated September 21, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*
10.21	2005 Compensation Plan for Erik Vonk, Chairman and Executive Officer of Gevity HR, Inc (filed as exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 25, 2005 and incorporated herein by reference).*
10.22	Promotion Letter from the Company accepted by Peter C. Grabowski, dated April 23, 2003 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed April 24, 2003 and incorporated herein by reference).*
10.23	Change in Control Severance Agreement between the Company and Peter C. Grabowski, dated September 21, 2004 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*
10.24	Change in Control Severance Agreement between the Company and Lisa J. Harris, dated September 21, 2004 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*
10.25	Employment Offer Letter from the Company to Sal J. Uglietta, dated September 24, 2003 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 29, 2003 and incorporated herein by reference).*
10.26	Non-Solicitation, Non-Compete and Confidentiality Agreement between the Company and Sal J. Uglietta, dated September 24, 2003 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed September 29, 2003 and incorporated herein by reference).*
10.27	Change in Control Severance Agreement between the Company and Sal J. Uglietta, dated September 21, 2004 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*
10.28	Employment offer letter from the Company accepted by Gregory M. Nichols, dated November 22, 2000 (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed May 15, 2001 and incorporated herein by reference).*

Exhibit
No.	Description

10.29	Change in Control Severance Agreement between the Company and Gregory M. Nichols, dated September 21, 2004 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*
10.30	Employment offer letter from the Company accepted by Clifford M. Sladnick, dated June 6, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2005 and incorporated herein by reference).*
10.31	Change in Control Severance Agreement between the Company and Clifford M. Sladnick, dated July 22, 2005 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed July 28, 2005 and incorporated herein by reference).*
10.32	Employment offer letter from the Company accepted by Roy C. King, dated December 15, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2005 and incorporated herein by reference).*
10.33	Employment Agreement between the Company and Roy C. King, dated December 15, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 20, 2002 and incorporated herein by reference).*
10.34	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 31, 2003, and incorporated herein by reference).*
10.35	Agreement of Lease between Quixotic Investment Holdings, Inc. and the Company, dated March 27, 1995, for premises located at 600 301 Boulevard West, Suite 202, Bradenton, Florida 34205 (filed as Exhibit 10.7 to the Company’s Registration Statement No. 333-22933 on Form S-1 filed March 7, 1997 and incorporated herein by reference).
10.36	Agreement of Lease between Osprey-Lakewood Ranch Properties, LLC. and the Company, dated June 6, 2005, for premises located at 9000 Town Center Parkway, Bradenton, Florida 34202 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2005 and incorporated herein by reference).
10.37	Healthcare Benefits Contract Among Blue Cross/ Blue Shield of Florida, Inc., Health Options, Inc., and the Company, effective October 1, 2005 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed October 27, 2005 and incorporated herein by reference).
10.38	Aetna, Inc. Financial Conditions related to the Group Master Policy for the Company, effective January 1, 2003 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004 and incorporated herein by reference).
10.39	AIG Risk Management, Inc. 1/1/06-07 Workers Compensation/ Employers Liability Final Bound Proposal, dated December 21, 2005 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).+
10.40	AIG Risk Management, Inc. 1/1/05-06 Workers Compensation/ Employers Liability Final Bound Proposal, dated December 16, 2004 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2004 and incorporated herein by reference).

Exhibit
No.	Description

10.41	AIG Risk Management, Inc. 1/1/04-05 Workers Compensation/ Employers Liability Final Bound Proposal, dated December 31, 2003 (certain confidential information in this document, marked by an asterisk and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004 and incorporated herein by reference).
10.42	AIG Risk Management, Inc. 1/1/03-04 Workers Compensation/ Employers Liability Final Bound Proposal, dated October 22, 2002 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 23, 2002 and incorporated herein by reference).
10.43	Finance Agreement for Paid Loss Workers’ Compensation Deductible between the Company and Continental Casualty Company, effective as of January 1, 2002 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference).
10.44	Finance Agreement for Paid Loss Workers’ Compensation deductible between the Company and Continental Casualty Company, effective as of January 1, 2001 (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed March 29, 2001 and incorporated herein by reference).
10.45	Finance Agreement for Paid Loss Workers’ Compensation Deductible between the Company and Continental Casualty Company, effective as of January 1, 2000 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).
10.46	Workers’ Compensation and Employers’ Liability Policy issued by Texas Workers’ Compensation Insurance Fund to Gevity HR of Texas, L.P., effective January 1, 2000 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).
10.47	Workers’ Compensation and Employers Liability Policy issued by Continental Casualty Co. to the Company, effective January 1, 2000 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).
10.48	Final Binder prepared by National Union Fire Insurance Company of Vermont (a member insurance company of American International Group, Inc.) for the Company related to the Deductible Liability Protection Policy covering workers’ compensation claims up to $1.0 million per occurrence for the program years 2000, 2001 and 2002, dated September 30, 2004 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
10.49	Final Binder prepared by Continental Casualty Company, National Fire Insurance Company and Transportation Insurance Company (collectively, “CNA”) and National Union Fire Insurance Company of Vermont (a member insurance company of American International Group, Inc.) for the Company related to the Deductible Liability Protection Policy covering workers’ compensation claims up to $1.0 million per occurrence for the program years 2000, 2001 and 2002, dated September 30, 2004 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
10.50	Assignment of Deductible Liability Protection Policy Proceeds from the Company to CNA related to coverage for workers’ compensation claims up to $1.0 million per occurrence for program years 2000, 2001 and 2002, dated October 20, 2004 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
10.51	Collateral Addendum to January 1, 2002 Paid Loss Workers’ Compensation Deductible Finance Agreement between the Company and CNA, dated October 11, 2004 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).

Exhibit
No.	Description

10.52	Credit Agreement among the Company as the Borrower, the subsidiaries of the Borrower named therein as the Guarantors, and Bank of America, N.A. as the Lender, dated March 26, 2004 (schedules and exhibits omitted, except for Exhibit A the Form of Loan Notice and Exhibit B the Form of Revolving Note, but copies of the omitted items will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that Gevity HR, Inc. may request confidential treatment of the omitted items) (filed as Exhibit 10.1 to the Company’s Current Report on 8-K filed April 9, 2004 and incorporated herein by reference).
10.53	First Amendment to Credit Agreement among the Company as the Borrower, the subsidiaries of the Borrower named therein as the Guarantors, and Bank of America, N.A. as the Lender, dated September 22, 2004 (filed as Exhibit 10.7 to the Company’s Current Report on 8-K filed September 24, 2004 and incorporated herein by reference).
10.54	Second Amendment to Credit Agreement among the Company as the Borrower, the subsidiaries of the Borrower named therein as the Guarantors, and Bank of America, N.A. as the Lender, dated December 16, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on 8-K filed December 20, 2005 and incorporated herein by reference).
18.1	Independent Auditors’ letter regarding the Company’s revenue reporting change from gross to net revenues (filed as Exhibit 18.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 31, 2003 and incorporated by reference).
21.1	List of Subsidiaries of the Company.+
23.1	Consent of Independent Registered Public Accounting Firm to Annual Report on Form 10-K for the year ended December 31, 2005.+
31.1	Certification of Erik Vonk, as Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of Peter C. Grabowski, as Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*	Management contract or compensatory plan or arrangement.
+ Filed electronically herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gevity HR, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.
Dated: March 8, 2006	/s/ Erik Vonk Erik Vonk, Chairman of the Board, Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 8, 2006	/s/ Erik Vonk Erik Vonk Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Dated: March 8, 2006	/s/ Peter C. Grabowski Peter C. Grabowski Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 8, 2006	/s/ George B. Beitzel George B. Beitzel Director

Dated: March 8, 2006	/s/ Darcy E. Bradbury Darcy E. Bradbury Director

Dated: March 8, 2006	/s/ James E. Cowie James E. Cowie Director

Dated: March 8, 2006	/s/ A. D. Frazier, Jr. A. D. Frazier, Jr. Director

Dated: March 8, 2006	/s/ Jonathan H. Kagan Jonathan H. Kagan Director

Dated: March 8, 2006	/s/ David S. Katz David S. Katz Director

Dated: March 8, 2006	/s/ James F. Manning James F. Manning Director

Dated: March 8, 2006	/s/ Jeffrey A. Sonnenfeld Jeffrey A. Sonnenfeld Director

GEVITY HR, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Gevity HR, Inc.
Bradenton, Florida
      We have audited the accompanying consolidated balance sheets of Gevity HR, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 1, 2006

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

	(In $000’s, except share and
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$52,525	$40,776
Certificates of deposit — restricted	33	6,033
Marketable securities — restricted	4,281	4,168
Accounts receivable, net	113,864	99,790
Short-term workers’ compensation receivable, net	32,552	33,405
Other current assets	15,713	5,982

Total current assets	218,968	190,154
Property and equipment, net	13,810	10,079
Long-term marketable securities — restricted	7,891	8,435
Long-term workers’ compensation receivable, net	95,766	79,310
Intangible assets, net	30,494	40,133
Goodwill	8,692	8,692
Deferred tax asset, net	11,678	2,380
Other assets	570	404

Total assets	$387,869	$339,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll and payroll taxes	$152,940	$111,687
Accrued insurance premiums, health and workers’ compensation insurance reserves	20,536	23,191
Customer deposits and prepayments	8,315	11,897
Accounts payable and other accrued liabilities	9,995	4,907
Income taxes payable	—	11,786
Deferred tax liability, net	31,567	1,718
Dividends payable	1,846	1,642

Total current liabilities	225,199	166,828
Long-term accrued workers’ compensation insurance reserves	242	700
Other long-term liabilities	7,013	6,885

Total liabilities	232,454	174,413

Commitments and contingencies (see notes)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 31,237,453 and 30,408,220 issued and outstanding as of December 31, 2005 and 2004, respectively	312	304
Additional paid-in capital	165,876	152,670
Retained earnings	58,137	28,417
Treasury stock (4,863,098 and 3,034,974 shares at cost, respectively)	(66,367)	(16,217)
Deferred compensation	(2,543)	—

Total shareholders’ equity	155,415	165,174

Total liabilities and shareholders’ equity	$387,869	$339,587

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In $000’s, except share and per share data)
Revenues	$608,797	$585,481	$425,827
Cost of services	413,807	406,140	310,109

Gross profit	194,990	179,341	115,718

Operating expenses:
Salaries, wages and commissions	76,033	71,803	55,287
Other general and administrative	49,312	41,809	31,476
Depreciation and amortization	14,635	14,168	7,370

Total operating expenses	139,980	127,780	94,133

Operating income	55,010	51,561	21,585
Interest income, net	978	833	1,515
Other expense, net	—	(101)	(128)

Income before income taxes	55,988	52,293	22,972
Income tax provision	18,610	17,675	7,581

Net income	37,378	34,618	15,391
Non-recurring, non-cash charge attributable to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the Series A convertible, redeemable preferred stock	—	29,317	—
Non-cash charges attributable to beneficial conversion feature and accretion of redemption value of the Series A convertible, redeemable preferred stock	—	129	166
Series A convertible, redeemable preferred stock dividends	—	434	781
Assumed Series A convertible, redeemable preferred stock dividend (assuming full distribution of net income)	—	—	1,439

Net income attributable to common shareholders	$37,378	$4,738	$13,005

Net income per common share
— Basic	$1.36	$0.20	$0.66

— Diluted (Reported earnings per common share includes adjustments per share of ($1.06) for 2004, substantially all attributable to the non-recurring, non-cash charge related to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the Series A convertible, redeemable preferred stock, see Note 13.)	$1.31	$0.18	$0.62

Weighted average common shares outstanding
— Basic	27,451,834	24,124,803	19,686,185

— Diluted	28,534,440	25,734,515	24,649,119

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

					Accumulated
					Other
	Common		Additional		Comprehensive
	Stock	Common	Paid-in	Retained	Income	Treasury	Deferred
	(Shares)	Stock	Capital	Earnings	(Loss)	Stock	Compensation	Total

	(In $000’s, except for share data)
Balance, December 31, 2002	20,810,557	$208	$39,398	$19,158	$1	$(160)	$—	$58,605
Purchase of treasury stock	—	—	—	—	—	(16,272)	—	(16,272)
Issuance of common stock	1,440,920	15	7,365	—	—	140	—	7,520
Tax benefit of stock option exercises	—	—	4,654	—	—	—	—	4,654
Beneficial conversion discount on Series A convertible, redeemable preferred stock	—	—	27,298	—	—	—	—	27,298
Accretion of beneficial conversion feature on Series A convertible, redeemable preferred stock	—	—	—	(166)	—	—	—	(166)
Series A convertible, redeemable preferred stock dividends paid and payable	—	—	—	(781)	—	—	—	(781)
Common stock dividends paid and payable	—	—	—	(3,868)	—	—	—	(3,868)
Comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	(1)	—	—
Net income	—	—	—	15,391	—	—	—
Total comprehensive income								15,390

Balance, December 31, 2003	22,251,477	223	78,715	29,734	—	(16,292)	—	92,380
Issuance of common stock	892,038	8	3,488	—	—	75	—	3,571
Tax benefit of stock option exercises	—	—	5,813	—	—	—	—	5,813
Accretion of beneficial conversion feature on Series A convertible, redeemable preferred stock	—	—	—	(129)	—	—	—	(129)
Conversion of Series A convertible, redeemable preferred stock to common stock	5,514,705	55	29,945	(29,317)	—	—	—	683
Public stock offering	1,750,000	18	34,709	—	—	—	—	34,727
Series A convertible, redeemable preferred stock dividends paid	—	—	—	(434)	—	—	—	(434)
Common stock dividends paid and payable	—	—	—	(6,055)	—	—	—	(6,055)
Comprehensive income:
Net income	—	—	—	34,618	—	—	—
Total comprehensive income								34,618

Balance, December 31, 2004	30,408,220	304	152,670	28,417	—	(16,217)	—	165,174
Issuance of common stock	829,233	8	9,032	—	—	(751)	(2,543)	5,746
Tax benefit of stock option exercises	—	—	4,174	—	—	—	—	4,174
Common stock dividends paid and payable	—	—	—	(7,658)	—	—	—	(7,658)
Purchase of treasury stock	—	—	—	—	—	(49,399)	—	(49,399)
Comprehensive income:
Net income	—	—	—	37,378	—	—	—
Total comprehensive income								37,378

Balance, December 31, 2005	31,237,453	$312	$165,876	$58,137	$—	$(66,367)	$(2,543)	$155,415

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In $000’s)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,378	$34,618	$15,391
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,635	14,168	7,370
Deferred tax provision, net	10,428	1,452	2,951
Provision for bad debts	598	348	305
Other	647	195	87
Changes in operating working capital:
Accounts receivable, net	(14,672)	691	(13,832)
Other current assets	(9,731)	2,299	4,787
Workers’ compensation receivable, net	(15,603)	(88,360)	(24,355)
Other assets	(168)	5,394	135
Accrued insurance premiums, health and workers’ compensation insurance reserves	(2,655)	(8,880)	(1,928)
Accrued payroll and payroll taxes	41,253	(7,745)	26,053
Accounts payable and other accrued liabilities	182	600	(101)
Income taxes payable	2,510	15,766	5,558
Customer deposits and prepayments	(3,582)	2,561	1,186
Long-term accrued workers’ compensation insurance reserves	(458)	(58,580)	(2,392)
Other long-term liabilities	(236)	1,024	604

Net cash provided by (used in) operating activities	60,526	(84,449)	21,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(5,293)	(133,878)	(85,307)
Maturities of marketable securities and certificates of deposit	11,085	227,515	70,435
Assets acquired in business acquisitions	—	(40,617)	(7,312)
Capital expenditures	(6,240)	(4,575)	(3,127)

Net cash (used in) provided by investing activities	(448)	48,445	(25,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit line borrowing	1,297	27,000	—
Payments on credit line borrowing	(1,297)	(27,000)	—
Debt issuance costs	—	(192)	—
Proceeds from exercise of stock options	5,154	3,571	7,520
Proceeds from stock offering, net of issuance costs	—	34,727	—
Proceeds from issuance of Series A convertible redeemable preferred stock, net of issuance costs	—	—	27,686
Dividends paid	(7,454)	(6,008)	(4,529)
Purchase of treasury stock	(46,029)	—	(16,272)

Net cash (used in) provided by financing activities	(48,329)	32,098	14,405

Net increase (decrease) in cash and cash equivalents	11,749	(3,906)	10,913
Cash and cash equivalents — beginning of year	40,776	44,682	33,769

Cash and cash equivalents — end of year	$52,525	$40,776	$44,682

Supplemental disclosure of cash flow information:
Income taxes paid (refund)	$10,237	$458	$(930)

Interest paid	$176	$228	$—

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $000’s)
Continued
      Supplemental disclosure of non-cash transactions:
      Capital expenditures exclude the following non-cash items at December 31, 2005:

•	approximately $1,425 of capital items purchased by the Company in 2005 and paid for in 2006;

•	approximately $703 of landlord incentives related to leasehold improvements at the Company’s corporate facility;

•	approximately $411 of capitalized rent related to the rent-free construction period at the Company’s corporate facility.
      The purchase of treasury stock excludes approximately $3,370 of 2005 common stock purchases that were paid for in 2006.
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
      Description of Business — Gevity HR, Inc. and subsidiaries, (the “Company”) is headquartered in Bradenton, Florida and operates in one business segment. The Company provides a comprehensive employment management solution to small- and medium-sized businesses. The Company’s solution allows it to effectively become the insourced human resource department for its clients. Gevity creates value for its clients by helping them achieve workforce alignment, obtain administrative relief and access business protection services.

•	Workforce alignment is the term used by the Company to refer to the engagement of the right people in the right place at the right time doing the right things. The Company assists its clients in achieving workforce alignment by helping them find exceptional talent, implement formal human resource processes and professional management standards, and utilize employee motivation and retention practices.

•	Administrative relief is obtained by clients through the Company’s management of employee administrative matters, such as processing of payroll, taxes and insurance premiums and by the Company’s comprehensive record keeping and technology.

•	The Company provides business protection by helping clients ensure employment-related regulatory compliance and sound risk management practices. The Company also provides up-to-date regulatory compliance and access to cost-effective risk management practices and insurance programs.
      The Company’s solution is delivered through a combination of dedicated human resource consultants, a shared processing center and a web portal.
      Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Gevity HR, Inc. and all of its wholly-owned subsidiaries: Staff Leasing, LLC; Concorda Insurance Company Limited; Gevity Insurance Agency, Inc.; Gevity HR XI, LLC; Gevity HR XII Corp.; Gevity XIV, LLC and the operating limited partnerships (“OLPs”) of Gevity HR, L.P.; Gevity HR II, L.P.; Gevity HR III, L.P.; Gevity HR IV, L.P.; Gevity HR V, L.P.; Gevity HR VI, L.P.; Gevity HR VII, L.P.; Gevity HR VIII, L.P.; Gevity HR IX, L.P.; and Gevity HR X, L.P.; (hereafter, collectively, the “Company”). All intercompany balances and transactions have been eliminated.
      Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to receivables, reserves for the allowance for doubtful accounts, workers’ compensation claims, intangible assets, medical benefit plan liabilities, state unemployment taxes and deferred taxes. Actual results could differ materially from those estimates.
      Cash Equivalents — Cash equivalents are defined as short-term investments with original maturities of three months or less.
      Marketable Securities — The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 2005 and 2004, the Company’s investments in marketable securities, including restricted and unrestricted marketable securities, are classified as available-for-sale and trading, and as a result, are reported at fair value. Unrealized gains and losses, net of income taxes, are reported as a separate component of shareholders’ equity and comprehensive income for available-for-sale securities and included in earnings for trading securities. The cost of investments sold is based on the specific identification method, and realized gains and losses are included in other income (expense).
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
      Goodwill — Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company has concluded that there was no impairment of goodwill as of December 31, 2005 and 2004.
      Intangible Assets — Intangible assets represent client service agreements acquired from independent parties. Acquired intangible assets were determined to have finite lives and are amortized on a straight-line basis over their estimated economic lives of 5 years. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The Company has determined that no impairment of the intangible assets existed as of December 31, 2005 and 2004.
      Fair Value of Financial Instruments — The carrying values of cash and cash equivalents, accounts receivable, and accounts payable and other accrued liabilities approximate their fair values due to the short-term maturities of these instruments.
      Revenue Recognition — The gross billings that the Company charges its clients under its professional services agreement include each client employee’s gross wages, employment taxes, a professional service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s professional service fee, which is primarily computed as a percentage of gross wages, is intended to yield a profit to the Company and to cover the cost of human resource outsourcing services provided by the Company to the client, certain employment-related taxes and workers’ compensation insurance coverage. The component of the professional service fee related to human resource outsourcing services varies according to the size and location of the client. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll delivered to the client. The Company accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the client employee performs work. The Company accrues revenues and unbilled receivables for service fees relating to work performed by client employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.
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
      Workers’ compensation expense for the year is based upon premiums paid to the carrier for the current year coverage, estimated total cost of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the programs, the return on investment earned with respect to premium dollars paid as part of the program and the discount rate used to determine the present value of future payments to be made under the program. Additionally, any revisions to the ultimate loss estimates of the prior years’ loss sensitive programs are recognized in the current year. A workers’ compensation receivable (liability) is established when premium dollars paid into the plan are in excess of (less than) required reserves.
      At least annually, the Company obtains, from an independent actuary, a calculation of the estimated cost of claims incurred based on the Company’s current and historical loss development trends which is used in the Company’s development of overall loss estimates related to each open program year. The estimated cost of the claims calculated may be subsequently revised by the Company and the independent actuary based on future developments relating to such claims.
      Health Benefits — Claims incurred under the health benefit plans are expensed as incurred according to the terms of each contract. For certain contracts, liability reserves are established for the benefit claims reported but not yet paid and claims that have been incurred but not yet reported.
      Stock-Based Compensation — The Company accounts for its stock incentive plans in accordance with the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees,(“APB No. 25”) and related interpretations. Intrinsic value per share is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. This has resulted in compensation expense recognized only with respect to awards of restricted stock under the Company’s stock incentive plans. No stock-based compensation cost is reflected in net income with respect to stock options granted under the Company’s stock incentive plans as the stock options have an exercise price equal to the market price of the underlying common stock on the date of grant. Had compensation cost for the stock options granted under the plans been determined based on the fair value at the grant date consistent with the method prescribed by

SFAS No. 123, Accounting for Stock Based Compensation, (“SFAS No. 123”) the Company’s net income and earnings per share would have been reported as the pro forma amounts indicated below:

		For the Years Ended December 31,

		2005	2004	2003

Net income	As reported	$37,378	$34,618	$15,391
Add: total stock-based compensation included in net income, net of tax	As reported	$396	—	—
Less: total stock-based employee compensation expense determined under fair value method for all awards, net of tax	Pro forma	(3,452)	(3,264)	(2,454)

Net income	Pro forma	$34,322	$31,354	$12,937

Basic earnings per share	As reported	$1.36	$0.20	$0.66
	Pro forma	$1.25	$0.06	$0.54
Diluted earnings per share	As reported	$1.31	$0.18	$0.62
	Pro forma	$1.20	$0.06	$0.52
      Income Taxes — The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities.
      Earnings Per Share — The Company computes and discloses earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share,(“SFAS No. 128”). Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the year. Common equivalent shares are calculated using the treasury stock method for stock options and restricted stock and assumes conversion of the Company’s convertible, redeemable preferred stock for the periods in which it was outstanding when the effect is not anti-dilutive.
      Earnings per share for the years ended December 31, 2004 and 2003 also reflect the guidance in EITF Issue 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128. The guidance in this EITF issue was effective for quarters beginning after March 31, 2004 and provided additional guidance to determine whether a security is a participating security and therefore subject to the two-class method under SFAS No. 128. Under this method, the Company calculated the assumed distribution of all earnings in the period to holders of basic and preferred securities. If the basic earnings per share (“EPS”) under this method was less than the basic EPS calculated under the method originally prescribed in SFAS No. 128, this lower figure was recorded as the basic EPS.
      Comprehensive Income (Loss) — SFAS No. 130, Reporting Comprehensive Income, (“SFAS No. 130”) establishes standards for reporting and display of comprehensive income and its components. Comprehensive income (loss) is defined as “the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources.” SFAS No. 130 requires that the Company’s change in unrealized gains and losses on equity securities available for sale, if any, be included in comprehensive income (loss).
      New Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R supersedes SFAS No. 123, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123, APB No. 25 and the related implementation guidance for these pronouncements. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the share-based payment is then recognized as expense in the consolidated statement of operations over the period that the requisite service is performed. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The new standard is effective for the Company beginning on January 1, 2006. In January 2005 the Securities and Exchange Commission issued SAB No. 107, which provides supplemental guidance for SFAS No. 123R.
      The Company’s assessment of the estimated stock-based compensation expense is affected by the Company’s stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The Company will recognize stock-based compensation expense for all awards on a straight-line basis over the requisite service period using the modified prospective method. Although the adoption of SFAS No. 123R is expected to have a material effect on the Company’s results of operations, future changes to various assumptions used to determine the fair value of awards issued, or the amount and type of equity awards granted, create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense disclosed in this Note 1.
      In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect that adoption of this statement will have a material impact on its results of operations, financial condition, or cash flows.

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
      As of December 31, 2005 and 2004, the Company had certificates of deposit of $33 and $6,033, respectively, with original maturities of less than one year, that serve as collateral for certain standby letters of credit issued in connection with utility deposits and additionally as of December 31, 2004, in connection with one of the Company’s health benefit plans (see Note 10).

4.	MARKETABLE SECURITIES — RESTRICTED
      At December 31, 2005 and 2004, the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale and restricted mutual funds classified as trading.
      Restricted money market funds designated as available-for-sale include collateral held in connection with the Company’s workers’ compensation programs and collateral held in connection with the Company’s general insurance programs and have been classified as restricted in the accompanying consolidated balance sheets. These securities are recorded at fair value. The interest earned on these investments is recognized as interest income on the Company’s consolidated statements of operations.
      Restricted marketable securities designated as trading are mutual funds held in a rabbi trust in connection with a non-qualified deferred compensation plan assumed in the acquisition of EPIX Holdings Corporation (“EPIX”) on March  26, 2004 (see Note 8). These securities are recorded at fair value. Realized and unrealized losses related to these investments, as well as the offsetting compensation expense, are recognized in net income as they occur.
      The fair value of the marketable securities portfolio by type and classification as of December 31, 2005 and 2004 is as follows:

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value

As of December 31, 2005:
Short-term
Money market — restricted	$4,281	$—	$4,281

Total short-term marketable securities — restricted	$4,281	$—	$4,281

Long-term
Money market — restricted	$3,582	$—	$3,582
Mutual funds — trading	4,309	—	4,309

Total long-term marketable securities	$7,891	$—	$7,891

As of December 31, 2004:
Short-term
Money market — restricted	$4,168	$—	$4,168

Total short-term marketable securities — restricted	$4,168	$—	$4,168

Long-term
Money market — restricted	$3,488	$—	$3,488
Mutual funds — trading	4,947	—	4,947

Total long-term marketable securities	$8,435	$—	$8,435

      There were no realized gains or losses on the sale of marketable securities for the year ended December 31, 2005 and 2004.
      There were no unrealized gains or losses on marketable securities as of December 31, 2005 and 2004.

5.	ACCOUNTS RECEIVABLE
      At December 31, 2005 and 2004, accounts receivable consisted of the following:

	December 31,	December 31,
	2005	2004

Billed to clients	$10,090	$17,886
Unbilled revenues	104,280	82,709

	114,370	100,595
Less: Allowance for doubtful accounts	(506)	(805)

Total	$113,864	$99,790

      The Company establishes an allowance for doubtful accounts based upon management’s assessment of the collectibility of specific accounts and other potentially uncollectible amounts. The Company reviews its allowance for doubtful accounts on a quarterly basis.

6.	WORKERS’ COMPENSATION RECEIVABLE/ RESERVES
      The Company has had a loss sensitive workers’ compensation insurance program since January 1, 2000. The program is insured by CNA for the 2000, 2001 and 2002 program years. The program is currently insured by AIG and includes coverage for the 2003 through 2005 program years. In states where private insurance is not permitted, client employees are covered by state insurance funds.
      The insured loss sensitive programs provide insurance coverage for claims incurred in each plan year but which may be paid out over future periods dependent upon the nature and extent of the worksite injury. The fully insured loss sensitive programs provide for a sharing of risk between the insurance companies and the Company whereby the Company is responsible for paying, through the respective insurance company, the first $1,000 per occurrence of claims for program years 2000 through 2003 and the first $2,000 per occurrence of claims for the program years 2004 and 2005, and the respective insurance company is responsible for amounts in excess of the Company’s per occurrence amount. For the 2004 and 2005 program years, the Company purchased additional insurance coverage outside of the AIG program for the layer of claims between $1,000 and $2,000 per occurrence for the 2004 program year and for the layer of claims between $750 and $2,000 per occurrence for the 2005 program year. The additional insurance coverage effectively limits the Company’s liability for the 2004 and 2005 program years to the first $1,000 and $750, respectively, per occurrence. The workers’ compensation insurance programs are fully insured policies written by the respective carriers. If the Company were to fail to make premium payments to the carriers as scheduled, then the carriers would be responsible for the payment of all losses under the terms of the policy.
      For program years 2000 through 2003, the Company obtained aggregate stop-loss insurance coverage through CNA and AIG, as applicable, further limiting its ultimate liability. The stop loss coverage provided by CNA for the 2000-2002 program years limits the Company’s aggregate exposure for claims below the $1,000 per occurrence level to 130% of the expected total losses as determined by CNA. The stop loss coverage provided by AIG for the 2003 program year limits the Company’s aggregate exposure for claims below the $1,000 per occurrence level to 175% of the expected total losses as determined by AIG. The Company did not purchase aggregate stop loss coverage for the 2004 or 2005 program years as the Company believed that the risk of total losses exceeding the proposed aggregate stop loss level was remote.
      Effective September 30, 2004, the Company entered into agreements with AIG and CNA whereby the Company paid $102,000 to purchase insurance from AIG to cover the Company’s workers’ compensation claims liability up to the $1,000 per occurrence deductible level for program years 2000, 2001 and 2002. CNA remains the insurer on the underlying claims for these program years. The insurance purchased from AIG also provides the Company greater protection relative to the aggregate insurance stop-loss coverage by effectively reducing the Company’s maximum exposure for claims that fall below the $1,000 deductible level from 130% of expected total losses to approximately 117% of expected total losses over the life of the 2000, 2001 and 2002 policies. The insurance purchased from AIG was funded substantially through the release by CNA to the Company of restricted marketable securities of approximately $76,500 previously pledged to CNA as collateral and the release by CNA to the Company of premium payments and deposits approximating $24,700 previously paid to CNA. Of the total premium paid by the Company to AIG, AIG deposited $88,900 into an interest bearing loss fund account held by AIG and $5,500 into an interest bearing escrow account held by CNA. The AIG loss fund account is used to fund all claims under the program up to AIG’s aggregate limit. Interest on the AIG loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate of 3.0% until all claims are closed. The CNA escrow account bears an interest rate based upon the rate as provided for in the facility into which it is deposited. Any agreed upon reduction in the escrow account between CNA and AIG will be deposited into the AIG loss fund account. AIG will return to the Company that portion of the loss fund account, if any, not used or retained to pay claims, including interest earned, at intervals of 36, 60, 84 and 120 months from the date of the inception of the agreement. The maximum return amount, which is based upon a pre-determined formula, at 36 and 60 months is limited to $5,500 for each payment due, with no limit as to the return amount at 84 and 120 months. This transaction did not have an impact on the overall loss estimates associated with these program years. Benefits to the Company include a contractual arrangement for the return of excess premium payments (the original agreement with CNA did not provide specific guidelines for the return of excess collateral) and the expected reduction of future administrative expenses associated with the 2000, 2001 and 2002 program years.

      With respect to the 2003 through 2005 program years, the Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG to cover AIG’s estimates of claims related to the first $2,000 ($1,000 for program year 2003) per occurrence. AIG deposits the funds into an interest bearing loss fund account to fund all claims up to the Company’s per occurrence amount. Interest on the loss funds (which will be reduced as claims are paid out over the life of the policy) accrues to the benefit of the Company at fixed annual rates as long as the program, and the interest accrued under the program, remain with AIG as follows:

				Minimum Program
	Initial Loss Fund		Guaranteed	Life for Guaranteed
Program Year	Premiums		Interest Rate	Interest Rate

2003	$73,500	*	2.42%	7 years
2003	$11,500	*	1.85%	7 years
2004	$111,400		2.92%	10 years
2005	$100,000		3.75%	10 years

*	The 2003 program year consists of two loss funds totaling $85,000.
      If a policy program year is terminated prior to the end of a guarantee period, the interest rate is adjusted downward based upon a sliding scale. All program years provide for an initial premium true-up eighteen months after the program inception and annually thereafter. The true-up is based upon a pre-determined loss factor times the amount of incurred claims as of the date of the true-up and may result in funds released from the AIG loss fund to the Company or may require additional loss fund payments by the Company to AIG.
      During the third quarter of 2005, AIG released approximately $53,904 of cash from the 2003, 2004 and 2005 loss fund accounts, collectively, in connection with premium audits and annual loss provision adjustments for those program years. The Company expects to receive approximately $32,552 from AIG during the third quarter of 2006 related to the June 2006 annual premium and loss fund true-up calculation.
      AIG requires the Company to provide collateral related to premium payment credit risk. The required collateral was provided in the form of cash placed into a trust account. Collateral balances as of December 31, 2005 and 2004 were $3,582 and $3,488, respectively. These amounts were included as long-term marketable securities-restricted as of December 31, 2005 and 2004.
      At least annually, the Company obtains an independent actuarially-determined calculation of the estimated cost of claims incurred based on the Company’s current and historical loss development trends, which is used in the Company’s development of overall loss estimates related to each open program year. The estimated cost of the claims calculated may be revised each year by the Company and its independent actuary based on developments relating to the actual claims incurred. A significant amount of judgment is used in this estimation process by both the independent actuary and the Company.
      To the extent that the premium payments to the carriers and the related accrued interest for the first $1,000 per occurrence of claims ($750 for 2005) less claim payments made is greater than (less than) the present value of the remaining claims liability accrued to date, a receivable (liability) is recorded. If the actual cost of the claims incurred is higher than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could increase. If the actual cost of the claims incurred is lower than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could decrease.
      During the year ended December 31, 2005, the Company lowered its ultimate loss estimates for the 2000-2004 program years based upon continued favorable claims development that occurred during the year. This revision resulted in a net reduction of workers’ compensation expense of approximately $22,257 ($15,103 net of related income taxes).
      The Company accrues for workers’ compensation cost based upon premiums paid, estimated total cost of claims to be paid by the Company that fall within the program deductible, the administrative cost of the program, return on investment earned with respect to premium dollars paid and the discount rate used to determine the net present value of the expected future claims payments to be made under the program. At December 31, 2005 and 2004 the weighted average discount rate used to calculate the present value of claims liability was 3.17% and 2.83%, respectively. Premium payments made to AIG during 2003 through 2005 exceeded the present value of the estimated claims liabilities. This resulted in a workers’ compensation receivable, net, at December 31, 2005 and 2004. Since the entire amount is due from AIG, this receivable represents a significant concentration of credit risk for the Company.
      The following table summarizes the components of the workers’ compensation receivable as of December 31, 2005 and 2004 for the AIG workers’ compensation insurance programs:

	December 31,	December 31,
	2005	2004

Loss fund premium payments to AIG	$390,803	$290,803
Loss fund premium refunds	(53,904)	—
Interest receivable on premium payments	12,027	4,498
Estimated premium expense refund due	5,542	3,839
Claims paid by AIG	(108,275)	(53,226)
Present value of future claims liabilities	(117,875)	(133,199)

Total workers’ compensation receivable	128,318	112,715
Short-term workers’ compensation receivable, net	32,552	33,405

Long-term workers’ compensation receivable, net	$95,766	$79,310

      Accrued program expenses primarily related to the CNA program, at December 31, 2005 and 2004 were $297 and $1,141, respectively, of which $242 and $700, were classified as long-term liabilities at December 31, 2005 and 2004, respectively.

7.	PROPERTY AND EQUIPMENT
      At December 31, 2005 and 2004, property and equipment consisted of the following:

	December 31,	December 31,
	2005	2004

Leasehold improvements	$2,603	$2,690
Furniture and fixtures	3,570	3,476
Equipment	2,345	2,366
Computer hardware and software	37,879	43,380
Construction in progress	6,715	208

Total property and equipment	53,112	52,120
Less accumulated depreciation	(39,302)	(42,041)

	$13,810	$10,079

      For the years ended December 31, 2005, 2004, and 2003, depreciation expense was $4,995, $6,554, and $7,184, respectively.

8.	INTANGIBLE ASSETS

EPIX Acquisition
      On March 26, 2004, the Company acquired the human resource outsourcing client portfolio of EPIX Holdings, Inc. and certain of its subsidiaries (“EPIX”). The transaction was accomplished by an assignment from EPIX and its subsidiaries to the Company of all of its client service agreements, which covered approximately 2,000 clients and approximately 30,000 client employees.

      The purchase price for the acquired assets was $38,324 (including direct acquisition costs of $2,324). In connection with the acquisition, the Company entered into a $35,000 unsecured credit agreement with Bank of America, N.A. (see Note 11). The Company utilized $20,000 of this credit agreement to fund the purchase price for the acquisition and paid the remainder of the purchase price from its internal funds. Of the amount paid to EPIX, $2,500 was placed in an escrow account as security for certain indemnification obligations of EPIX under the asset purchase agreement. In connection with the acquisition, the Company assumed certain employee benefit plans of EPIX that cover certain of the client employees acquired by the Company. Amounts held in the escrow account may be used by the Company under certain circumstances to reimburse or compensate itself for adverse consequences resulting from a breach by EPIX of certain representations and warranties in the asset purchase agreement or issues related to any assumed employee benefit plan that result from any action or failure to act on the part of EPIX prior to the closing date of the transaction. An amount equal to $1,250 (plus investment income earned), was released to EPIX on March 26, 2005, with the remaining amount, if any, to be released to EPIX on March 26, 2006. In June 2004, the Company converted the EPIX clients and client employees to Gevity’s Oracle Human Resource Management and Payroll applications.
      The EPIX acquisition was accounted for under the purchase method, in accordance with SFAS No. 141, Business Combinations. The results of operations for EPIX are included in the Company’s statement of operations from the date of acquisition. The purchase price of $38,324 was allocated to assets acquired based upon their fair values on the date of acquisition as determined by a third party valuation and by management estimates. This resulted in 100% of the purchase price being allocated to the client service agreements intangible asset. This intangible asset is being amortized on a straight-line basis over its estimated economic life of 5 years. At December 31, 2005 and 2004, the EPIX client service agreements intangible asset approximated $24,867 (net of accumulated amortization of $13,457) and $32,547 (net of accumulated amortization of $5,777), respectively.
      In connection with the acquisition, the Company assumed the assets and liabilities related to a non-qualified deferred compensation plan totaling $4,814. At December 31, 2005 and 2004, plan assets of $4,309 and $4,947, respectively, were held in a rabbi trust and included in long-term investments-restricted (see Note 4) and the related deferred compensation plan liability of $4,309 and $4,947, respectively, were included in other long-term liabilities.
      Under the EPIX acquisition agreement, EPIX agreed to pay the Company for the assumption of certain employment related liabilities. EPIX also agreed to perform transition services through June 30, 2004 for a fee and the Company agreed to process payroll for the EPIX internal employees under a co-employment agreement. In connection with the above and as a result of net cash received by EPIX related to client billings subsequent to March 26, 2004, the Company had a receivable remaining from EPIX of approximately $630, which is included in other current assets as of December 31, 2004. Both companies finalized their review of the receivable balance as of December 31, 2004 and the Company received payment in full in January 2005.

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

TeamStaff Acquisition
      On November 17, 2003, the Company acquired the human resource outsourcing client portfolio of TeamStaff, Inc, a New Jersey corporation (“TeamStaff”) together with other assets. The transaction was accomplished through an assignment by TeamStaff (and its subsidiaries) to the Company of all of its client service agreements, which covered approximately 1,500 clients and approximately 16,000 client employees. The other assets acquired consisted primarily of a proprietary benefits reconciliation software program and leases for certain office space occupied by TeamStaff. In addition, approximately 70 internal employees of TeamStaff became employees of the Company.
      The TeamStaff acquisition was accounted for by the purchase method, in accordance with SFAS No. 141, Business Combinations. The results of operations for TeamStaff are included in the Company’s statement of operations from the date of acquisition. The final purchase price for the acquired assets was $9,464 (including direct acquisition costs of approximately $214) and was allocated to assets acquired based upon their estimated fair value on the date of acquisition as determined by third party valuation and management estimates. This resulted in 100% of the purchase price being allocated to the client service agreements intangible asset. This intangible asset is being amortized on a straight-line basis over its estimated economic life of 5 years. At December 31, 2005 and 2004, the TeamStaff client service agreements intangible asset approximated $5,548 (net of accumulated amortization of $3,916) and $7,478 (net of accumulated amortization of $1,986), respectively.
      Pro forma information as if the TeamStaff acquisition had occurred January 1, 2003 is not significant.

Other
      During the year ended December 31, 2003, the Company purchased a listing of client service agreements for a final purchase price of approximately $141 (including direct acquisition costs of $28). At December 31, 2005 and 2004, the portion of the intangible asset related to this listing of client service agreements (which is being amortized on a straight-line basis over the estimated economic life of 5 years) is equal to $79 (net of accumulated amortization of $62) and $108 (net of accumulated amortization of $33), respectively.

Summary of Intangible Assets
      At December 31, 2005 and 2004, intangible assets consisted of the following:

	December 31,	December 31,
	2005	2004

Client service agreements	$47,929	$47,929
Accumulated amortization	(17,435)	(7,796)

Intangible assets, net	$30,494	$40,133

      Amortization expense for the year ended December 31, 2005, 2004 and 2003 was $9,639, $7,612, and $184 respectively.
      Estimated amortization expense for each of the next five succeeding years is $9,638, $9,638, $9,638, $1,580, and $0 respectively.

9.	OTHER ASSETS
      At December 31, 2005 and 2004, other current assets consisted of the following:

	December 31,	December 31,
	2005	2004

Employee receivables	$2,099	$1,732
Prepaid employment taxes	2,058	1,251
Other prepaid expenses	7,367	1,776
Other receivables	3,821	397
Prepaid insurance	280	90
Short-term deposits	88	106
Due from EPIX	—	630

Total other current assets	$15,713	$5,982

      See Note 8 for a discussion of amounts due from EPIX as of December 31, 2004.
      At December 31, 2005 and 2004, other assets consisted of the following:

	December 31,	December 31,
	2005	2004

Deposits	$454	$223
Other	116	181

	$570	$404

      For the years ended December 31, 2005, 2004 and 2003, amortization expense, related to other assets, was $1, $2, and $2, respectively.

10.	HEALTH BENEFITS
      Blue Cross Blue Shield of Florida (“BCBSFL”) is the Company’s primary healthcare partner in Florida, delivering medical care benefits to approximately 22,000 Florida-based client employees. The Company’s policy with BCBSFL is a minimum premium policy expiring September 30, 2008. Pursuant to this policy, the Company is obligated to reimburse BCBSFL for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and aggregate loss coverage is provided to the Company at the level of 110% of projected claims. The Company’s obligation to BCBSFL under its current contract may require an irrevocable letter of credit (“LOC”) in favor of BCBSFL if the coverage ratio, as set forth in the BCBSFL agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirement, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $8,000 during 2005). As of December 31, 2005, the minimum coverage ratio was met and no LOC was required. Under the Company’s previous agreement with BCBSFL, a $6,000 certificate of deposit was pledged as collateral for a standby LOC. This collateral was released by BCBSFL as of September 30, 2005. The Company was not required to collateralize the Aetna program for 2005 and 2004.
      Aetna Health, Inc. (“Aetna”) is the Company’s medical care benefits provider for approximately 28,000 client employees throughout the remainder of the country. The Company’s 2005/2006 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement whereby the PPO plan is subject to a 10.0% additional premium if actual claims are greater than claims projected at the inception of the policy year (maximum additional charge per year is 10.0% with carryover into subsequent years of amounts that exceed 5.0%).
      The Company provides coverage under various regional medical benefit plans to approximately 2,000 client employees in various areas of the country. Included in the list of medical benefit plan providers are Kaiser Foundation Health Plan, Inc, HealthPartners (Minnesota), Harvard Pilgrim Healthcare and Capital Health Plan. These regional medical plans are subject to fixed cost contracts that cap the Company’s annual liability.
      The Company’s dental plans, which include both a PPO and HMO offering, are provided by Aetna for all client employees who elect coverage. All dental plans are subject to fixed cost contracts that cap the Company’s annual liability.
      In addition to dental coverage, the Company offers various fixed cost insurance programs to client employees such as vision care, life, accidental death and dismemberment, short-term disability and long-term disability. The Company also offers a flexible spending account for healthcare, dependent care and a qualified transportation fringe benefit program.
      Part-time employees of clients are eligible to enroll in limited benefit programs from Star HRG. These plans include fixed cost sickness and accident and dental insurance programs, and a vision discount plan.
      Included in accrued insurance premiums, health and workers’ compensation insurance reserves at December 31, 2005 and December 31, 2004 are $15,042 and $18,831, respectively, of short-term liabilities related to the Company’s health benefit plans. Of these amounts $13,333 and $14,580, respectively, represent an accrual for the estimate of claims incurred but not reported at December 31, 2005 and 2004.
      Health benefit reserves are based primarily upon an independent actuarial estimate of claims incurred but not reported and for claims reported but not yet paid. The calculation of these reserves is based upon a number of factors, including current and historical claims payment patterns and medical trend rates.

11.	REVOLVING CREDIT FACILITY
      On March 26, 2004, in connection with the EPIX acquisition (see Note 8), the Company entered into a $35,000 unsecured credit agreement with Bank of America, N.A. The credit agreement was subsequently amended on December 16, 2005 and September 22, 2004, primarily to allow the Company to purchase shares of its capital stock and to revise certain financial covenants (as amended, the “Credit Agreement”). Certain of the Company’s subsidiaries named in the Credit Agreement have guaranteed the obligations under the Credit Agreement. The Credit Agreement provides for revolving borrowings up to $35,000 and has a term of three years. Loan advances under the agreement bear an interest rate equal to the applicable margin, (based upon a ratio of total debt to EBITDA, as defined in the Credit Agreement), plus one of the following indexes: (i) 30-day LIBOR and (ii) the Bank of America, N.A. prime rate. Up to $7,000 of the loan commitment can be used to support letters of credit issued by Bank of America. A fee, determined by reference to the applicable margin is charged on the aggregate stated amount of each outstanding letter of credit. A fee of 50 basis points per annum is charged for any unused portion of the loan commitment.

      The Credit Agreement includes certain financial maintenance requirements and affirmative and negative covenants, including the maintenance of minimum consolidated net worth, minimum consolidated EBITDA, a minimum fixed charge coverage ratio and a maximum ratio of consolidated funded indebtedness to consolidated EBITDA. The covenants in the Credit Agreement also restrict, among other things, the Company’s ability to incur liens, make certain investments, incur additional indebtedness, engage in certain fundamental corporate transactions, dispose of property, or make certain restricted payments. The Credit Agreement contains customary events of default and allows the bank to accelerate amounts outstanding under the Credit Agreement upon the occurrence of certain events of default. The Company was in compliance with all restrictive covenants at December 31, 2005.
      On May 19, 2004 the Company repaid outstanding advances under the Credit Agreement with proceeds from its public stock offering (see Note 17). During the years ended December 31, 2005 and 2004 the Company recorded $240 and $277, respectively, of interest expense related to interest on outstanding borrowings, the amortization of loan costs and unused loan commitment fees. As of December 31, 2005 and 2004, there were no borrowings outstanding under the Credit Agreement.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases
      The Company occupies office facilities and leases office equipment under operating leases, which expire in various years through 2015, certain of which are subject to escalations including those based upon increases in specified operating expenses or increases in the Consumer Price Index. Leases of real estate generally provide for payment of property taxes, insurance, maintenance and repairs. Rent expense was $8,169, $7,373 and $5,639 for the years ended December 31, 2005, 2004, and 2003, respectively. Future minimum payments under non-cancelable operating leases as of December 31, 2005 are as follows:

Year Ending December 31,	Amount

2006	$7,735
2007	5,912
2008	5,833
2009	4,582
2010	3,643
Thereafter	14,643

$42,348

Litigation
      The Company is a party to certain pending claims that have arisen in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position, results of operations, or cash flows if adversely resolved. However, the defense and settlement of these claims may impact the future availability of, and retention amounts and cost to the Company for, applicable insurance coverage.

Regulatory Matters
      The Company’s employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these rules affect all companies in the U.S. However, the rules that govern professional employer organizations constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship among the professional employer organization, the client and the client employees. Many federal and state laws relating to tax and employment matters were enacted before the widespread existence of professional employer organizations and do not specifically address the obligations and responsibilities of these professional employer organization relationships. If the Internal Revenue Service (“IRS”) concludes that professional employer organizations are not

“employers” of certain client employees for purposes of the Internal Revenue Code of 1986, as amended (the “Code”), the tax qualified status of the Company’s defined contribution retirement plan as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company, as defined, may no longer be able to assume the client’s federal employment tax withholding obligations and certain defined employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended.
      On May 13, 2002, the IRS released guidance applicable solely to the tax-qualified status of defined contribution retirement plans maintained by professional employer organizations. In that guidance, the IRS declared that it would not assert a violation of the exclusive benefit rule under Section 401(a) of the Code if a professional employer organization that maintains a single employer defined contribution retirement plan for client employees takes certain remedial action by the last day of the first plan year beginning on or after January 1, 2003. The Company maintains a frozen single employer defined contribution retirement plan benefiting certain client employees and took remedial action to qualify for the relief provided under the IRS guidance within the applicable deadline. As part of the remedial action, the plan was terminated. The Company has obtained IRS approval to proceed with the plan termination and distribution of assets (approximately $1,000 as of December 31, 2005).
      In conjunction with the EPIX acquisition, the Company assumed sponsorship of a frozen single employer plan. Prior to the acquisition, EPIX took remedial action to qualify for the relief provided under the IRS guidance. The plan was terminated prior to the applicable deadline the Company has obtained IRS approval to proceed with the plan termination and distribution of assets (approximately $302 at December 31, 2005).
      The Company also maintains three defined contribution retirement plans (including two multiple employer plans acquired in the EPIX and TeamStaff acquisitions) with participants that include client employees. The plans are designed as multiple employer plans and, as such, their status is unaffected by the recent IRS guidance. Any other adverse developments in the above noted areas could have a material effect on the Company’s future financial condition, results of operations, or cash flows.

13.	CONVERTIBLE REDEEMABLE PREFERRED STOCK
      On June 6, 2003, the Company sold its Series A convertible, redeemable preferred stock (the “Preferred Stock”), to Frontenac VIII Limited Partnership and Frontenac Masters VIII Limited Partnership (collectively, “Frontenac”), each a limited partnership and an affiliate of Frontenac Company LLC, SunTrust Equity Funding, LLC d/b/a/ SunTrust Equity Partners, BVCF IV, L.P., an affiliate of Adams Street Partners, LLC and C&B Capital, L.P. (collectively, the “Purchasers”). This sale was pursuant to the Preferred Stock Purchase Agreement dated as of April 24, 2003, as amended on June 3, 2003 to include C&B Capital, L.P. as an additional purchaser (as amended, the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company agreed to issue and sell to the Purchasers an aggregate of 30,000 shares of the Preferred Stock, par value of $0.01, for a purchase price of $1,000 per share (“Liquidation Value”). The Purchase Agreement was entered into pursuant to a letter agreement dated March 5, 2003. Proceeds from the sale totaled $27,686, net of issuance costs of $2,314.
      Proceeds from the transaction totaling $16,272 were used to purchase from Charles S. Craig, a former director of the Company, 2,997,734 shares of the Company’s common stock, $0.01 par value per share, at a net price of $5.38 per share, and to purchase from him options to purchase 60,000 shares of common stock for an aggregate price of $144. The remaining proceeds were partially used to fund the TeamStaff acquisition ($9,464), with the remaining balance added to the Company’s working capital.
      On May 19, 2004, the holders of the Preferred Stock converted 100% of their holdings into the Company’s common stock. The conversion price was $5.44 per share and resulted in the issuance of 5,514,705 shares of the Company’s common stock. The former Preferred Stock holders sold 3,555,000 shares of the 5,514,705 shares received upon conversion as part of the Company’s public stock offering (see Note 17).

      In connection with the original issue of the Preferred Stock on June 6, 2003, the Company recorded the Preferred Stock at its fair value on the date of issuance of approximately $30,000 less issuance costs of $2,314, and less an allocation of $27,298 to a beneficial conversion feature. The Company had classified the Preferred Stock outside of permanent equity as a result of certain redemption features. The beneficial conversion feature resulted from the conversion feature of the Preferred Stock that was in-the-money on the commitment date attributable to the increase in the market price of the Company’s common stock during the period from the date on which the conversion price was fixed (approximating market price at that time) and the date on which the Preferred Stock was issued, following shareholder approval. The beneficial conversion feature was calculated as the difference between the market price and the conversion price on the date of issuance, multiplied by the number of shares of common stock into which the Preferred Stock was convertible. The beneficial conversion amount was recorded as a reduction of the carrying value of the Preferred Stock and an increase to additional paid-in capital. The difference between the aggregate liquidation value of $30,000 and the initial balance of $388 recorded in the Preferred Stock account on the Company’s balance sheet, as a result of the beneficial conversion feature and the cost of issuance was being amortized over the periods from the date of issuance to the respective demand redemption dates for each 10,000 share tranche, utilizing the interest method. This amortization was recognized as an increase in the carrying value of the Preferred Stock and as a return to the holders of the Preferred Stock and approximated $129 and $166 for the years ended December 31, 2004 and 2003, respectively.
      Following the conversion of all shares of Preferred Stock into common stock, the Company recorded in the second quarter of 2004 a non-recurring, non-cash charge of $29,317 to retained earnings and reduced net income attributable to common shareholders by a corresponding amount. This charge was required in order to account for the acceleration of the unamortized discount related to the beneficial conversion feature and stock issuance costs. The effect of the Preferred Stock transactions (which include the accretion of redemption value of the Preferred Stock prior to conversion and the Preferred Stock dividends) reduced earnings per diluted share by $1.06 for the year ended December 31, 2004, and the Company recorded net income attributable to common shareholders of $4,738, or $0.18 per diluted share for the year.

14.	RELATED PARTIES
      Certain members of the Board of Directors utilized the services of the Company with respect to themselves and/or their companies. The amount of service fees paid by the directors or their companies was $38, $68 and $60 in 2005, 2004, and 2003, respectively.

15.	RETIREMENT PLAN
      The Company offers a defined contribution 401(k) retirement plan to its internal employees as well as its external client employees. In 2005, 2004 and 2003, the Company matched 50% of internal employees’ contributions up to a maximum of 2% of employees’ compensation. The Company had 401(k) retirement matching expense of $737, $637 and $184, for the years 2005, 2004, and 2003 respectively. The Company’s 401(k) plan is designed to be a “multiple employer” plan under the Internal Revenue Code Section 413(c).

16.	GEOGRAPHIC MARKET CONCENTRATION AND DEPENDENCE ON KEY VENDORS
      Geographic Market Concentration — As of December 31, 2005, the Company had offices in thirteen states and client employees in all 50 states and the District of Columbia. The Company’s billings to Florida clients accounted for approximately 55%, 54% and 61% of the Company’s total client billings in 2005, 2004 and 2003, respectively. As a result of the size of the Company’s base of client employees in Florida, the Company’s profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in Florida. Any adverse change in either of these conditions could have a material adverse effect on the Company’s future profitability and growth prospects.
      Dependence on Key Vendors — The maintenance of insurance plans including workers’ compensation and health that cover client employees is a significant part of the Company’s business. The current contracts are provided by vendors on terms that the Company believes to be favorable. While the Company believes that replacement contracts could be obtained on competitive terms with other carriers, such replacement could cause a significant disruption to the Company’s business resulting in a decrease in client retention and general dissatisfaction with the Company’s service offering. This, in turn, could have a material adverse effect on the Company’s future results of operations, financial condition, or cash flows.

17.	EQUITY

Stock Repurchase Program
      On September 28, 2005, the Company announced that the board of directors authorized the repurchase of up to $50,000 of the Company’s common stock. Stock repurchases under this program were to be made at such times and in such amounts as the Company deemed appropriate, based on a variety of factors including price, corporate and regulatory requirements and overall market conditions. As of December 31, 2005, the Company had purchased 1,816,869 shares of its common stock at a cost of $49,399. The repurchased shares are included in treasury shares at December 31, 2005. The Company completed its share repurchase program in January 2006 with additional purchases of 23,933 shares at a cost of $601.

Public Stock Offering
      On May 19, 2004, the Company completed its public stock offering of 1,750,000 shares of its common stock for $21.75 per share, less underwriting discounts and commissions of $1.305 per share. Net proceeds to the Company from the offering totaled approximately $34,727 (net of $1,052 of stock issuance costs). A portion of the proceeds from the offering totaling $20,000 was used to repay outstanding borrowings under the Company’s credit agreement with Bank of America, N.A. The remainder of the proceeds were used for working capital and general corporate purposes.
      Included in the public stock offering were 3,770,000 shares of the Company’s common stock sold by selling shareholders. Selling shareholders included the former preferred stockholders (who sold 3,555,000 shares) (see Note 13) and certain members of management, directors and other selling shareholders (who sold an aggregate of 215,000 shares). Proceeds from the sale of these shares went directly to the selling shareholders. The shares sold by the former holders of the Preferred Stock included 720,000 shares purchased by the underwriters pursuant to an over allotment option granted to them. In connection with the offering, all shares of Preferred Stock were converted into common stock.

Employee Stock Incentive Plan
      In 2005, the shareholders approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for various equity incentives, including options, to be granted to key employees, officers, directors, consultants and other service providers of the Company. Under the 2005 Plan, 2,000,000 shares of common stock were authorized for issuance. Options granted to date under the 2005 Plan generally have a vesting period of 4 years for officers and key employees and generally are immediately vested for non-employee directors. Options may not be exercised more than 10 years from the date of grant.
      In May 2002, the shareholders approved the 2002 Incentive Plan (the “2002 Plan”). The 2002 Plan provided for various equity incentives including options, to be granted to key employees, officers, and directors of the Company. Under the 2002 Plan, 2,000,000 shares of common stock were authorized for issuance. Options granted to date under the 2002 Plan have a vesting period of 4 years and may not be exercised more than 10 years from the date of the grant. In connection with the approval of the 2005 Plan, no further options or equity awards are to be granted under the 2002 Plan.
      In 1997, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan”). The 1997 Plan provides for various equity incentives, including options, to be granted to key employees, officers, and directors of the Company. Initially, 2,500,000 shares of common stock were authorized for issuance under the 1997 plan. In May 2000, shareholders approved an amendment to the 1997 Plan that increased the number of shares reserved for issuance under the plan to 4,500,000 shares. Options granted to date under the 1997 Plan generally have a vesting period of 4 years for officers and key employees and generally are immediately vested for non-employee directors. Options may not be exercised more than 10 years from the date of the grant. In connection with the approval of the 2005 Plan, no further options or equity awards are to be granted under the 1997 Plan.

Stock Option Awards
      For stock options granted under all stock incentive plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and accordingly under APB No. 25, no compensation expense is recognized. For pro forma disclosure purposes (included in Note 1), in accordance with SFAS No. 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2005	2004	2003

Risk-free interest rate	3.60%	4.46%	4.61%
Expected dividend yield	1.24%	1.01%	1.10%
Expected volatility	56.19%	76.68%	77.18%
Expected option life (in years)	3.1	6.6	7.0
      Using the Black-Scholes option-pricing model, the weighted-average fair values of stock options at their grant date during 2005, 2004 and 2003 were $8.91, $15.55 and $11.78, respectively.
      The following table summarizes the stock option activity in the Company’s stock incentive plans for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,231,263	$9.56	4,495,928	$7.83	5,217,433	$4.61
Granted	581,423	$22.78	217,332	$23.63	1,164,239	$17.95
Exercised	(684,139)	$7.85	(892,038)	$3.59	(1,440,920)	$5.23
Forfeited	(237,003)	$16.34	(589,959)	$10.61	(444,824)	$4.93

Outstanding at end of year	2,891,544	$12.02	3,231,263	$9.56	4,495,928	$7.83

Exercisable at end of year	1,567,726	$8.30	1,528,626	$8.62	1,526,714	$6.34

      Components of stock options outstanding under the Company’s options plans as of December 31, 2005 are as follows:

	Options Outstanding			Options Exercisable

	Number of	Remaining	Weighted-Average	Number of	Weighted-Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 0.01 - $ 3.00	109,364	5.7	$1.85	97,364	$1.75
$ 3.01 - $ 6.00	1,329,200	6.4	$3.84	965,200	$3.83
$ 6.01 - $ 9.00	67,584	4.2	$8.33	60,584	$8.37
$ 9.01 - $12.00	38,000	5.7	$10.44	24,500	$10.76
$12.01 - $15.00	58,700	3.3	$12.46	55,000	$12.38
$15.01 - $18.00	214,200	7.7	$16.72	61,200	$16.69
$18.01 - $21.00	39,600	8.6	$19.38	3,800	$19.68
$21.01 - $24.00	843,896	8.5	$21.53	284,578	$21.72
$24.01 - $27.00	54,600	9.2	$26.23	5,300	$26.50
$27.01 - $30.00	136,400	9.8	$27.93	10,200	$27.25

	2,891,544	7.2	$12.02	1,567,726	$8.30

      During the year ended December 31, 2005, the Company received 25,088 shares of its common stock in lieu of cash for the exercise of stock options. The shares received by the Company were valued at approximately $618 (which was calculated based upon the market value of the stock on the date of exercise) and are included as treasury shares as of December 31, 2005. No shares of common stock were received in lieu of cash upon the exercise of stock options during the years ended December 31, 2004 and 2003.

Restricted Stock Awards
      During the year ended December 31, 2005, the Company issued 145,094 shares of restricted stock under its stock incentive plans to certain employees of the Company. Under the terms of the grants, the recipients are entitled to dividends declared, if any, and voting rights for each share of restricted stock granted. The intrinsic value of the grants, based upon the market value of the stock on the date of the grants, was approximately $3,197, which represents a weighted average fair value of $22.04 per share. The value of the grants were recorded in equity as deferred compensation and are being amortized to compensation expense over the vesting period of 4 years. For the year ended December 31, 2005, the Company recognized related compensation expense of approximately $456. As of December 31, 2005, 135,689 shares of restricted stock remain outstanding and 9,405 shares were forfeited and included as treasury shares at a cost of approximately $188. There was no restricted stock outstanding as of December 31, 2004 and no compensation expense related to restricted shares for the years ended December 31, 2004 and 2003.

Employee Stock Purchase Plan
      The Company has a shareholder approved employee stock purchase plan. The first offering period of the plan was from July 1 through December 31, 2001. Internal employees of the Company, who regularly work more than 20 hours per week and have been employed with the Company for at least ninety days prior to the offering period, are eligible to participate in the plan. Participants, through payroll deduction, may purchase a maximum of 500 shares during the offering period at a cost of 85% of the lower of the stock price as of the beginning or ending of the stock offering period. During 2005, 23,238 shares of common stock (from treasury) were sold to employees participating in the Company’s employee stock purchase plan for proceeds of approximately $400. Employees purchased 27,777 shares under this plan during 2004 (issued from treasury) for proceeds of approximately $366.

18.	EARNINGS PER SHARE
      The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended 2005:
Basic EPS:
Net income	$37,378	27,451,834	$1.36

Effect of dilutive securities:
Options to purchase common stock		1,062,633
Restricted stock		19,973

Diluted EPS:
Net income	$37,378	28,534,440	$1.31

For the year ended 2004:
Basic EPS:
Net income	$34,618
Non-recurring, non-cash charge attributable to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the Preferred Stock	(29,317)
Non-cash charges attributable to beneficial conversion feature and accretion of redemption value of the Preferred Stock	(129)
Preferred Stock dividends	(434)

Net income attributable to common shareholders	4,738	24,124,803	$0.20

Effect of dilutive securities:
Options to purchase common stock		1,609,712

Diluted EPS:
Net income attributable to common shareholders	$4,738	25,734,515	$0.18

For the year ended 2003:
Basic EPS:
Net income	$15,391
Non-cash charges attributable to beneficial conversion feature and accretion of redemption value of Preferred Stock	(166)
Preferred Stock dividends	(781)
Assumed Preferred Stock dividend (assuming full distribution of net income)	(1,439)

Net income attributable to common shareholders	13,005	19,686,185	$0.66

Effect of dilutive securities:
Options	—	1,805,199
Preferred Stock	2,386	3,157,735

Diluted EPS:
Net income	$15,391	24,649,119	$0.62

      For the years ended December 31, 2005, 2004, and 2003 options to purchase 461,398, 587,149 and 219,000 shares of common stock, respectively, (weighted for the time period they were outstanding) were excluded from the diluted earnings per share calculation because the exercise price of the options was greater than the average price of the common stock for the year. In addition during 2004, inclusion of the Preferred Stock on an “if converted” basis for the period it was outstanding would have been antidilutive and therefore was not reflected in the diluted EPS computation.

19.	INCOME TAXES
      Significant components of the income tax provision are as follows:

	Year Ended December 31,

	2005	2004	2003

Current:
Federal	$6,753	$13,705	$4,318
State and local	1,429	2,518	312

Total current provision for income taxes	8,182	16,223	4,630

Deferred:
Federal	9,240	1,323	2,625
State and local	1,188	129	326

Total deferred provision for income taxes	10,428	1,452	2,951

Total provision for income taxes	$18,610	$17,675	$7,581

      The reconciliation of income tax provision computed at the U.S. federal statutory rate to the Company’s effective income tax provision is as follows:

	Year Ended December 31,

	2005	2004	2003

Statutory U.S. Federal tax at 35%	$19,596	$18,303	$8,040
State and local tax, less Federal benefit	2,519	1,721	638
Adjustment to tax intangible assets	(2,445)	—	—
Change in tax reserves	(301)	(1,090)	—
Tax credits	(1,451)	(907)	(1,108)
Permanent differences	694	—	—
Other	(2)	(352)	11

Total tax provision	$18,610	$17,675	$7,581

Effective tax rate	33.2%	33.8%	33.0%

      The components of deferred tax assets and liabilities included on the balance sheet at December 31, 2005 and 2004 are as follows:

	2005	2004

Deferred Tax Assets:
Accrued expenses	$10,388	$30,042
Depreciation and amortization	7,613	3,965
Net operating loss and tax credit carryover	3,943	—

Total deferred tax assets	21,944	34,007

Deferred Tax Liabilities:
Unearned revenue	(41,190)	(31,760)
Amortization of intangibles and fixed assets	(643)	(1,585)

Total deferred tax liabilities	(41,833)	(33,345)

Net deferred tax (liability) asset	$(19,889)	$662

Balance Sheet Classification:
Current:
Net current deferred tax liability	$(31,567)	$(1,718)
Non-current:
Net non-current deferred tax asset	11,678	2,380

Net deferred tax (liability) asset	$(19,889)	$662

      The Company has a reserve for tax contingencies of $2,500 at December 31, 2005. The Company is not currently under examination by state income tax authorities or by the U.S. Internal Revenue Service. In the opinion of management, any liability that may arise in the future, from an examination of its income tax returns would not be expected to have a material effect on the Company’s financial condition, results of operations, or cash flows.
      SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2005, the Company determined that based upon the weight of current available evidence, it is more likely than not that all of the net deferred tax asset will be realized.
      For the tax years ended December 31, 2005, 2004 and 2003, the Company has generated tax credits of $1,451, $1,396, and $1,192, respectively. During 2005, the Company recorded an income tax benefit of $2,445, which relates primarily to the tax benefits of intangible assets not previously recognized. A tax effected state net operating loss carryforward of approximately $1,400 and tax credits of $2,500 are available for carryforward expiring through the year ending December 31, 2022.

20.	QUARTERLY FINANCIAL DATA (UNAUDITED):
      The following table presents certain unaudited results of operations data for the interim quarterly periods during the years ended December 31, 2005 and 2004. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America, have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period.

	Quarter Ended

	2005				2004

	Dec. 31(1)	Sept. 30(2)	June 30	Mar. 31	Dec. 31(3)	Sept. 30	June 30	Mar. 31

	(Dollars in thousands, except per share data)
Revenues	$154,172	$152,896	$147,849	$153,880	$153,533	$147,969	$158,067	$125,912
Gross profit	$55,517	$50,508	$45,336	$43,629	$53,780	$44,102	$45,669	$35,790
Gross profit margin	36.0%	33.0%	30.7%	28.4%	35.0%	29.8%	28.9%	28.4%
Operating income	$13,819	$16,510	$12,652	$12,029	$19,216	$11,811	$11,330	$9,204
Net income	$9,894	$10,699	$8,610	$8,175	$12,491	$8,131	$7,631	$6,365
Earnings per share:
— Basic	$0.37	$0.39	$0.31	$0.30	$0.46	$0.30	$(0.95)	$0.31
— Diluted	$0.35	$0.37	$0.30	$0.29	$0.44	$0.29	$(0.95)	$0.24

(1)	Included in the fourth quarter of 2005 is the impact of:

•	a $14,480 ($10,165 net of related income tax) reduction to previously estimated cost of worker’s compensation claims in recognition of continued favorable trends in the Company’s insurance programs;

•	a $3,565 ($2,503 net of related income tax) increase in incentive compensation expense attributable to the attainment of bonus targets in the fourth quarter of 2005; and

•	a $2,836 ($1,991 net of related income tax) increase in state unemployment tax expense due to fourth quarter state tax assessments.

(2)	Included in the third quarter of 2005 is the impact of a $7,777 adjustment ($4,938 net of related income tax) to previously estimated cost of worker’s compensation claims in recognition of continued favorable trends in the Company’s insurance programs.

(3)	Included in the fourth quarter of 2004 is the positive impact of an approximate $5,374 adjustment ($3,558 net of related income tax) to previously estimated cost of workers’ compensation claims in recognition of continued favorable trends in the Company’s insurance programs. Also included is the positive impact of an approximate $5,463 adjustment ($3,616 net of related income tax) related to favorable medical benefit plan experience and the resulting adjustment to incurred by not reported claims at December 31, 2004.

21.	SUBSEQUENT EVENT
      On February 21, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on April  28, 2006, to holders of record on April 14, 2006.
      On February 28, 2006 the Company announced that the board of directors has authorized the purchase of up to 1,000,000 additional shares of the Company’s common stock under a new share repurchase program. Share repurchases under the new program may be made through open market repurchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate based upon a variety of factors including price, regulatory requirements, market conditions and other corporate opportunities.

GEVITY HR, INC. AND SUBSIDIARIES
SCHEDULE II  — VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In thousands of dollars)

Balance,	Provision			Balance,
January 1,	for Bad	Determined	Account	December 31,
2005	Debts	Uncollectible	Recoveries	2005

$805	$598	$(1,220)	$323	$506

Balance,	Provision			Balance,
January 1,	for Bad	Determined	Account	December 31,
2004	Debts	Uncollectible	Recoveries	2004

$811	$348	$(677)	$323	$805

Balance,	Provision			Balance,
January 1,	for Bad	Determined	Account	December 31,
2003	Debts	Uncollectible	Recoveries	2003

$831	$305	$(568)	$243	$811

S-1