Form 10-Q
period 2006-03-31
GEVITY HR INC
filed 2006-05-10
CIK 1035185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                          to
Commission File No. 0-22701
GEVITY HR, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0735612 (I.R.S. Employer Identification No.)

9000 Town Center Parkway Bradenton, Florida (Address of principal executive offices)	34202 (Zip Code)
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
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of April 30, 2006
Par value $0.01 per share	26,219,468

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in $000’s, except share and per share data)

	For the Three Months Ended
	March 31,
	2006	2005
Revenues	$169,689	$153,880

Cost of services	120,087	110,251

Gross profit	49,602	43,629

Operating expenses:

Salaries, wages and commissions	20,868	17,387

Other general and administrative	12,874	10,460

Depreciation and amortization	3,297	3,753

Total operating expenses	37,039	31,600

Operating income	12,563	12,029

Interest income	252	235

Interest expense	(264)	(78)

Other (expense) income, net	(143)	16

Income before income taxes	12,408	12,202

Income tax provision	4,214	4,027

Net income	$8,194	$8,175

Net income per common share
-Basic	$0.31	$0.30

-Diluted	$0.30	$0.29

Weighted average common shares outstanding
-Basic	26,262,215	27,457,849

-Diluted	27,176,671	28,571,780

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in $000’s)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$23,699	$52,525
Certificates of deposit — restricted	34	33
Marketable securities — restricted	4,322	4,281
Accounts receivable, net	110,278	113,864
Short-term workers’ compensation receivable, net	43,711	32,552
Other current assets	15,164	15,713

Total current assets	197,208	218,968

Property and equipment, net	19,581	13,810
Long-term marketable securities — restricted	8,008	7,891
Long-term workers’ compensation receivable, net	96,792	95,766
Intangible assets, net	28,085	30,494
Goodwill	8,692	8,692
Deferred tax asset, net	11,698	11,678
Other assets	552	570

Total assets	$370,616	$387,869

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
UNAUDITED
(in $000’s, except share and per share data)

	March 31,	December 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll and payroll taxes	$139,499	$152,940
Accrued insurance premiums, health and workers’ compensation insurance reserves	17,880	20,536
Customer deposits and prepayments	6,423	8,315
Accounts payable and other accrued liabilities	9,909	9,995
Deferred tax liability, net	31,930	31,567
Dividends payable	2,359	1,846

Total current liabilities	208,000	225,199
Long-term accrued workers’ compensation insurance reserves	236	242
Other long-term liabilities	7,065	7,013

Total liabilities	215,301	232,454

Commitments and contingencies (see notes)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding as of March 31, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 31,471,902 and 31,237,453 issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	315	312
Additional paid-in capital	166,968	165,876
Retained earnings	63,972	58,137
Deferred compensation	—	(2,543)
Treasury stock (5,263,495 and 4,863,098 shares at cost, respectively)	(75,940)	(66,367)

Total shareholders’ equity	155,315	155,415

Total liabilities and shareholders’ equity	$370,616	$387,869

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in $000’s)

	For the Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,194	$8,175
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,297	3,753
Deferred tax provision, net	343	1,065
Stock compensation	835	55
Provision for bad debts	56	117
Other	175	(4)
Changes in operating working capital:
Accounts receivable, net	3,530	(22,333)
Other current assets	549	(5,511)
Workers’ compensation receivable, net	(12,185)	(14,116)
Other assets	16	29
Accrued insurance premiums, health and workers’ compensation insurance reserves	(2,656)	(308)
Accrued payroll and payroll taxes	(13,513)	30,608
Accounts payable and other accrued liabilities	658	(376)
Income taxes payable	—	3,514
Customer deposits and prepayments	(1,892)	23,378
Long-term accrued workers’ compensation insurance reserves	(6)	—
Other long-term liabilities	(31)	(175)

Net cash (used in) provided by operating activities	(12,630)	27,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(76)	(36)
Capital expenditures	(4,208)	(1,034)

Net cash used in investing activities	(4,284)	(1,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	—	—
Proceeds from exercise of stock options	1,359	843
Excess tax benefits from share-based arrangements	1,475	—
Dividends paid	(1,846)	(1,639)
Purchase of treasury stock	(12,900)	—

Net cash used in financing activities	(11,912)	(796)

Net (decrease) increase in cash and cash equivalents	(28,826)	26,005
Cash and cash equivalents — beginning of period	52,525	40,776

Cash and cash equivalents — end of period	$23,699	$66,781

Supplemental disclosure of cash flow information:
Income taxes paid	$110	$552

Interest paid	$281	$43

Non-cash transactions:
Capital expenditures exclude approximately $4,051 of capital items purchased by the Company in the first quarter of 2006 and not paid for until the second quarter of 2006.
See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in $000’s, except share and per share data)
1. GENERAL
     The accompanying unaudited condensed consolidated financial statements of Gevity HR, Inc. and subsidiaries (collectively, the “Company” or “Gevity”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “Form 10-K”). These financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.
     The Company’s significant accounting policies are disclosed in Note 1 of the Company’s consolidated financial statements contained in the Form 10-K. The Company’s critical accounting estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K. On an ongoing basis, the Company evaluates its policies, estimates and assumptions, including those related to revenue recognition, workers’ compensation receivable/reserves, intangible assets, medical benefit plan liabilities, state unemployment taxes, allowance for doubtful accounts, and deferred taxes. Since the date of the Form 10-K, there have been no material changes to the Company’s significant accounting policies and critical accounting estimates except as described below.
     Certain prior period amounts have been reclassified to conform to current period presentation.
Significant Accounting Policies
     Stock-Based Compensation — The Company grants stock options and non-vested stock awards (previously referred to as “restricted stock”) to its employees, officers and directors. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), for its stock-based compensation plans. Among other things, SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements based upon the grant-date fair value of those awards.
     Prior to January 1, 2006, the Company accounted for stock-based compensation using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transitions and Disclosures (“SFAS 148”).
     Under APB 25, no compensation expense was recognized for either stock options issued under the Company’s stock compensation plans or for stock purchased under the Company’s Employee Stock Purchase Plan (“ESPP”). The pro forma effects on net income and earnings per share for stock options and ESPP awards were instead disclosed in a footnote to the financial statements. Compensation expense was previously recognized for awards of non-vested stock, based upon the market value of the common stock on the date of grant, on a straight-line basis over the requisite service period with the effect of forfeitures recognized as they occurred.
     The following table represents the pro forma information for the three months ended March 31, 2005 (as previously disclosed) under the Company’s stock compensation plans had compensation cost for the stock options and common stock purchased under the ESPP been determined based on the fair value at the grant-date consistent with the method prescribed by SFAS 123:

			Three Months Ended
			March 31,
			2005
Net income		As reported	$8,175
Add:	Total stock-based compensation included in net income, net of tax effect	As reported	37
Less:	Total stock-based employee compensation expense determined under fair value
	method for all awards, net of tax effect	Pro forma	(757)

Net income		Pro forma	$7,455

Basic earnings per share		As reported	$0.30
		Pro forma	$0.27
Diluted earnings per share		As reported	$0.29
		Pro forma	$0.26
     The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes:
•	compensation cost for all share-based awards (expected to vest) granted prior to, but not yet vested as of January 1, 2006, based upon grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

•	compensation cost for all share-based awards (expected to vest) granted during the three-month period ended March 31, 2006, based upon grant-date fair value estimated in accordance with the provisions of SFAS 123R.
Results for prior periods have not been restated.
     Upon adoption of SFAS 123R, the Company continued to use the Black-Scholes-Merton valuation model for valuing all stock options and shares granted under the ESPP. Compensation for non-vested stock awards is measured at fair value on the grant-date based upon the number of shares expected to vest and the quoted market price of the underlying common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. The cumulative effect of changing from recognizing compensation expense for non-vested stock awards as forfeitures occurred, to recognizing compensation expense for non-vested awards net of estimated forfeitures, was not material.
     The adoption of SFAS 123R had the following effect on the Company for the three months ended March 31, 2006:
•	Salaries, wages and commissions include $835 of stock-based compensation expense (which is the same impact for income from continuing operations and income before income taxes).

•	Provision for income taxes is reduced by $284.

•	Net income is reduced by $551.

•	Basic earnings per share is reduced by $0.02.

•	Diluted earnings per share is reduced by $0.02.

•	Deferred tax assets increased by $346.

     Prior to the adoption of SFAS 123R, the Company presented deferred compensation associated with the issuance of non-vested stock, as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123R, on January 1, 2006, the Company reclassified the deferred compensation balance from December 31, 2005 of $2,543 to additional paid-in-capital.
     In addition, prior to the adoption of SFAS 123R, the Company presented excess tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123R requires that excess tax benefits associated with share-based payments be classified under financing activities in the statement of cash flows. The effect of the adoption of SFAS 123R on the cash flow statement for the three months ended March 31, 2006, was a decrease in cash provided by operating activities of $1,475 and an increase in cash provided by financing activities of $1,475.
     See Note 10 for additional information regarding the Company’s stock-based compensation plans and the assumptions used to calculate the fair value of stock-based awards.
2. MARKETABLE SECURITIES — RESTRICTED
     At March 31, 2006 and December 31, 2005, the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale and restricted mutual funds classified as trading.
     Restricted money market funds relate to collateral held in connection with the Company’s workers’ compensation programs and collateral held in connection with the Company’s general insurance programs. These securities are recorded at fair value. The interest earned on these investments is recognized as interest income in the Company’s condensed consolidated statements of operations.
     Restricted marketable securities designated as trading are mutual funds held in a rabbi trust in connection with a non-qualified deferred compensation plan. These securities are recorded at fair value. Realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recognized in net income as they occur.
     The fair value of the marketable securities portfolio by type and classification as of March 31, 2006 and December 31, 2005 is as follows:

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
As of March 31, 2006:
Short-term
Money market — restricted	$4,322	$—	$4,322

Total short-term marketable securities — restricted	$4,322	$—	$4,322

Long-term
Money market — restricted	$3,617	$—	$3,617
Mutual funds — trading — restricted	4,391	—	4,391

Total long-term marketable securities — restricted	$8,008	$—	$8,008

As of December 31, 2005:
Short-term
Money market — restricted	$4,281	$—	$4,281

Total short-term marketable securities — restricted	$4,281	$—	$4,281

Long-term
Money market — restricted	$3,582	$—	$3,582
Mutual funds — trading — restricted	4,309	—	4,309

Total long-term marketable securities — restricted	$7,891	$—	$7,891

     For the three months ended March 31, 2006 and March 31, 2005, there were no realized gains or losses from the sale of marketable securities. As of March 31, 2006 and December 31, 2005, there were no unrealized gains or losses on marketable securities.
3. ACCOUNTS RECEIVABLE
     At March 31, 2006 and December 31, 2005, accounts receivable from clients consisted of the following:

	March 31,	December 31,
	2006	2005
Billed to clients	$8,278	$10,090
Unbilled revenues	102,338	104,280

	110,616	114,370
Less: Allowance for doubtful accounts	(338)	(506)

Total	$110,278	$113,864

     The Company establishes an allowance for doubtful accounts based upon management’s assessment of the collectibility of specific accounts and other potentially uncollectible amounts. The Company reviews its allowance for doubtful accounts on a quarterly basis.
4. WORKERS’ COMPENSATION RECEIVABLE/ RESERVES
     The Company has had a loss sensitive workers’ compensation insurance program since January 1, 2000. The program is insured by CNA Financial Corporation (“CNA”) for the 2000, 2001 and 2002 program years. The program is currently insured by member insurance companies of American International Group, Inc. (“AIG”) and includes coverage for the 2003 through 2006 program years. In states where private insurance is not permitted, client employees are covered by state insurance funds.
     Under the 2006 workers’ compensation program with AIG, the Company is responsible for paying, through AIG, the first $2,000 per occurrence of claims and AIG is responsible for amounts in excess $2,000 per occurrence. For the 2006 program year, the Company purchased additional insurance coverage from a third party for the layer of claims between $500 and $2,000 per occurrence. This represents a reduction in the Company’s limit of the per occurrence deductible amount from $750 in 2005. The Company did not purchase aggregate stop loss coverage for the 2006 program year, as the Company believed that the risk of losses exceeding the proposed aggregate stop loss level was remote.
     Similar to the prior years’ workers’ compensation programs with AIG, the Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG to cover AIG’s estimates of claims related to the first $2,000 per occurrence. AIG deposits the funds into an interest bearing loss fund account to fund all claims up to the $2,000 per occurrence amount. Interest on the loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate. Under the 2006 program, the Company will pay $90,000 of such premium and is guaranteed to receive a 4.58% per annum fixed return so long as the program and the interest accrued under the program remain with AIG for at least 10 years. If the program is terminated early, the interest rate is adjusted downward based upon a sliding scale. The 2006 program year provides for an initial premium true-up eighteen months after the policy inception and annually thereafter. The true-up is based upon a pre-determined loss factor times the amount of incurred claims as of the date of the true-up.
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

     To the extent that the premium payments to the carriers and the related accrued interest for the Company’s per occurrence responsibility of claims, less claim payments made, is greater than (less than) the present value of the remaining claim liability estimate accrued to date, a receivable (liability) is recorded. If the actual cost of the claims incurred is higher than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could increase. If the actual cost of the claims incurred is lower than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could decrease.
     The Company accrues for workers’ compensation costs based upon premiums paid, estimated total costs of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the programs, return on investment premium dollars paid and the discount rate used to determine the net present value of the expected future claim payments to be made under the programs. At March 31, 2006 and December 31, 2005 the weighted average discount rate used to calculate the present value of the claim liability was 3.56% and 3.17% respectively. Premium payments made to AIG during 2006, 2005, 2004 and 2003 are in excess of the present value of the estimated claim liabilities. This has resulted in a workers’ compensation receivable, net, at March 31, 2006 and December 31, 2005 of $140,503 and $128,318, respectively, of which $43,711 and $32,552 was classified as short-term at March 31, 2006 and December 31, 2005, respectively. This receivable represents a significant concentration of credit risk for the Company.
5. INTANGIBLE ASSETS
     At March 31, 2006 and December 31, 2005, intangible assets consisted of the following:

	March 31,	December 31,
	2006	2005
Purchased client service agreements	$47,929	$47,929
Accumulated amortization	(19,844)	(17,435)

Intangible assets, net	$28,085	$30,494

     Amortization expense for the three months ended March 31, 2006 and 2005 was $2,409 and $2,410, respectively. Estimated amortization expense for the remainder of 2006 and for each of the remaining years is $7,229, $9,638, $9,638 and $1,580, respectively.
6. HEALTH BENEFITS
     Blue Cross Blue Shield of Florida (“BCBSFL”) is the Company’s primary healthcare provider in Florida, delivering medical care benefits to approximately 22,000 Florida-based client employees. The Company’s policy with BCBSFL is a minimum premium policy expiring September 30, 2008. Pursuant to this policy, the Company is obligated to reimburse BCBSFL for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and the aggregate stop-loss coverage is provided to the Company at the level of 110% of projected claims. The Company is required to pre-fund the estimated monthly expenses and claim liability charges of the plan by the first of each calendar month. The estimated monthly expenses are based upon the Minimum Premium Rate and the Annual Excess Liability Rate, as set forth in the agreement, times the number of insureds. The estimated claim liability charge is based upon expected claims for the annual contract period divided by 12. Differences between the pre-funded amounts and actual amounts subsequently determined are settled in the following month. The Company’s obligation to BCBSFL may require an irrevocable letter of credit in favor of BSBSFL if the coverage ratio, as set forth in the BCBSFL agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirement, the Company must provide a letter of credit valued at up to two months of projected claims (average monthly claims approximated $8,500 during the last twelve months). As of March 31, 2006, the minimum coverage ratio was met and no letter of credit was required.

     Aetna is the primary medical care benefits provider for approximately 27,000 client employees throughout the remainder of the country. The Company’s current policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement whereby the PPO plan is subject to a 10.0% additional premium if actual claims are greater than claims projected at the inception of the policy year (maximum charge per year is 10.0% with carryover into subsequent years of amounts that exceed 5.0%).
     The Company provides coverage under various regional medical benefit plans to approximately 2,000 client employees in various areas of the country. Included in the list of medical benefit plan providers are Kaiser Foundation Health Plan, Inc., Health Partners (Minnesota), Harvard Pilgrim Healthcare and Capital Health Plan. These regional plans are subject to fixed cost contracts that cap the Company’s liability.
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
     Included in accrued insurance premiums, health and workers’ compensation insurance reserves at March 31, 2006 and December 31, 2005 are $13,430 and $15,042, respectively, of short-term liabilities related to the Company’s healthcare plans. Of these amounts, $13,252 and $13,333, respectively, represent an accrual for the estimate of claims incurred but not reported at March 31, 2006 and December 31, 2005. There were no long-term liabilities related to the Company’s health benefit plans at March 31, 2006 and December 31, 2005.
     At March 31, 2006, the Company reduced its reserve for incurred but not reported claims and its accrual for premium recalls by approximately $3,200 related to favorable claims development in the first quarter of 2006 and the finalization of certain premium recall amounts.
     Health benefit reserves are based primarily upon an annual independent actuarial estimate of claims incurred but not reported and for claims reported but not yet paid at year end, and a rollforward analysis by the Company at interim dates. The calculation of these reserves is based upon a number of factors, including current and historical claims payment patterns and medical trend rates.
7. REVOLVING CREDIT FACILITY
     The Company maintains a $35,000 unsecured credit agreement with Bank of America, N.A. Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit agreement provides for revolving borrowings in an amount not to exceed $35,000 and has a three-year term that expires on March 26, 2007. Loan advances under the agreement bear an interest rate equal to the applicable margin (based upon a ratio of total debt to EBITDA, as defined in the credit agreement), plus one of the following indexes: (i) 30-day LIBOR and (ii) the Bank of America, N.A. prime rate. Up to $7,000 of the loan commitment can be made through letters of credit issued by the Bank of America. A fee, determined by reference to the applicable margin will be charged on the aggregate stated amount of each outstanding letter of credit. A fee of 50 basis points per annum is charged for any unused portion of the loan commitment. There were no outstanding advances under the credit agreement at March 31, 2006 and December 31, 2005.
     The Company recorded $74 of interest expense for the three months ended March 31, 2006 related to the amortization of loan costs, unused loan commitment fees and interest on advances. Interest expense for the three months ended March 31, 2005 was approximately $59.
     The credit agreement includes certain financial maintenance requirements and affirmative and negative covenants, including the maintenance of minimum consolidated net worth, minimum consolidated EBITDA, a minimum fixed charge coverage ratio and a maximum ratio of consolidated funded indebtedness to consolidated EBITDA. The covenants in the credit agreement also restrict, among other things, the Company’s ability to incur liens, make certain investments, incur additional indebtedness, engage in certain fundamental corporate transactions, dispose of property, or make certain restricted payments. The credit agreement contains customary events of default and allows the bank to accelerate amounts outstanding under the credit agreement upon the occurrence of certain events of default. The Company was in compliance with all restrictive covenants at March 31, 2006.
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
Regulatory Matters
     The Company’s employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these rules affect all companies in the U.S. However, the rules that govern professional employer organizations constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship among the professional employer organization, the client and the client employees. Many federal and state laws relating to tax and employment matters were enacted before the widespread existence of professional employer organizations and do not specifically address the obligations and responsibilities of these professional employer organization relationships. If the Internal Revenue Service concludes that professional employer organizations are not “employers” of certain client employees for purposes of the Internal Revenue Code of 1986, as amended, the tax qualified status of the Company’s defined contribution retirement plans as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company, as defined, may no longer be able to assume the client’s federal employment tax withholding obligations and certain defined employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended.
9. EQUITY
Share Repurchase Program
     The Company completed its share repurchase program (announced in September 2005) during January 2006 with additional purchases of 23,933 shares at a cost of $601. Total shares purchased under the 2005 program totaled 1,840,802 at a cost of $50,000.
     On February 28, 2006, the Company announced that the board of directors authorized the repurchase of up to 1,000,000 additional shares of the Company’s common stock under a new share repurchase program. Share repurchases under the new program may be made through open market purchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate, based on a variety of factors including price, regulatory requirements, overall market conditions and other corporate opportunities. As of March 31, 2006, the Company had purchased 380,352 shares of its common stock under this new program at a cost of $8,930. All repurchased shares are included in treasury shares at March 31, 2006.
10. STOCK COMPENSATION
     At March 31, 2006, the Company has several equity-based compensation plans from which stock-based compensation awards can or have been granted to eligible employees, officers and directors.
     In 2005, the shareholders approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for various equity incentives, including options, to be granted to key employees, officers, directors, consultants and other service providers of the Company. Under the 2005 Plan, 2,000,000 shares of common stock were authorized for issuance. Stock awards granted to date under the 2005 Plan have been in the form of stock options and non-vested stock and have a vesting period of 4 years for officers and key employees, whereby 25% of the awards vest each year, and are immediately vested for non-employee directors. Options may not be exercised more than 10 years from the date of grant.
     In May 2002, the shareholders approved the 2002 Incentive Plan (the “2002 Plan”). The 2002 Plan provided for various equity incentives including options, to be granted to key employees, officers, and directors of the Company. Under the 2002 Plan, 2,000,000 shares of common stock were authorized for issuance. Stock awards granted to date under the 2002 Plan have been in the form of stock options and non-vested stock and have a vesting period of 4 years for officers and key employees, whereby 25% of the awards vest each year, and are immediately vested for non-employee directors. Options may not be exercised more than 10 years from the date of grant. In connection with the approval of the 2005 Plan, no further options or equity awards are to be granted under the 2002 Plan.
     In 1997, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan”). The 1997 Plan provides for various equity incentives, including options, to be granted to key employees, officers, and directors of the Company. Initially, 2,500,000 shares of common stock were authorized for issuance under the 1997 plan. In May 2000, shareholders approved an amendment to the 1997 Plan that increased the number of shares reserved for issuance under the plan to 4,500,000 shares. Options granted to date under the 1997 Plan generally have a vesting period of 4 years for officers and key employees, whereby 25% of the awards vest each year, and generally are immediately vested for non-employee directors. Options may not be exercised more than 10 years from the date of the grant. In connection with the approval of the 2005 Plan, no further options or equity awards are to be granted under the 1997 Plan.
     Grants of stock options are generally awarded at a grant price equal to the market price of the Company’s common stock on the date of grant. The source of shares issued upon the exercise of the Company’s stock options may be newly issued shares or shares issued from treasury.
Stock Option Awards
     The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options on the grant-date under SFAS 123R, which is the same valuation technique previously used for pro forma disclosures under SFAS 123. The Company used the following weighted average assumptions for all options granted during the three months ended March 31, 2006 and 2005:

	March 31,	March 31,
	2006	2005
Risk-free interest rate	4.59%	3.25%
Expected life (in years)	3.7	3.1
Expected volatility	51.31%	60.82%
Dividend yield	1.26%	1.33%

     The risk-free interest rate is based upon the U.S. Treasury yield curve on the date of grant with a remaining term approximating the expected term of the option granted. The expected term of the options granted is derived from historical data; employees are divided into two groups based upon expected exercise behavior and are considered separately for valuation purposes. The expected volatility is based upon the historical volatility of the Company’s common stock over the period of time equivalent to the expected term of the options granted. The dividend yield is based upon the Company’s best estimate of future dividend yield.
     A summary of stock option activity for the three-month period ended March 31, 2006 is as follows:

			Weighted-
		Weighted-	Average Remaining
		Average	Contractual	Aggregate
Stock Options	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2006	2,891,544	$12.02
Granted	386,242	$28.58
Exercised	(183,396)	$6.32
Forfeited	(58,316)	$20.80
Expired	(300)	$18.22

Outstanding at March 31, 2006	3,035,774	$14.30	7.40	$32,940

Exercisable at March 31, 2006	1,511,085	$9.05	6.42	$23,332

     The weighted average grant-date fair value of stock options granted during the three-months ended March 31, 2006 and 2005 was $11.52 and $8.63, respectively. The total intrinsic value of options exercised, determined as of the date of exercise, during the three months ended March 31, 2006 and 2005 was $3,805 and $3,037, respectively. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for in-the-money stock options at March 31, 2006.
Non-Vested Stock Awards
     The fair value of non-vested stock awards equals the market value of the underlying common stock on the date of grant. A summary of non-vested stock activity for the three months ended March 31, 2006 is as follows:

		Weighted
		Average Grant-
		Date Fair
Non-Vested Stock	Shares	Value
Outstanding at January 1, 2006	135,689	$22.10
Granted	51,053	$29.09
Vested	(18,139)	$21.14
Forfeited	(5,444)	$21.14

Outstanding at March 31, 2006	163,159	$24.43

     The weighted average grant-date fair value of non-vested stock awards for the three months ended March 31, 2006 and 2005, was $29.09 and $21.14, respectively. The total fair value of non-vested stock awards that vested during the three months ended March 31, 2006 was $450. There were no non-vested stock awards that vested during the three months ended March 31, 2005.
Employee Stock Purchase Plan (“ESPP”)
     The Company has a shareholder approved ESPP. The first offering period of the plan was from July 1 through December 31, 2001. Internal employees of the Company, who regularly work more than 20 hours per week and have been employed with the Company for at least ninety days prior to the offering period, are eligible to participate in the plan. Participants, through payroll deductions, may purchase a maximum of 500 shares during the offering period at a cost of 85% of the lower of the stock price as of the beginning or ending of the stock offering period. During the three months ended March 31, 2006 and 2005, 12,235 and 10,679, shares of common stock (from treasury), respectively, were sold to employees participating in the Company’s ESPP for proceeds of approximately $210 and $187, respectively.
     As of March 31, 2006, there was approximately $10,925 of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock compensation plans. That expense is expected to be recognized over a weighted-average period of 2.0 years.
11. INCOME TAXES
     The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for both federal and state income taxes. For the three months ended March 31, 2006 and 2005, the Company’s effective rate was 34.0% and 33.0%, respectively.
12. EARNINGS PER SHARE (“EPS”)
     The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 is as follows:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2006:

Basic EPS:
Net income	$8,194	26,262,215	$0.31

Effect of dilutive securities:
Options to purchase common stock		891,893
Non-vested stock		22,563

Diluted EPS:
Net income	$8,194	27,176,671	$0.30

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2005:

Basic EPS:
Net income	$8,175	27,457,849	$0.30

Effect of dilutive securities:
Options to purchase common stock		1,113,931

Diluted EPS:
Net income	$8,175	28,571,780	$0.29

     For the three months ended March 31, 2006 and 2005, 501,642 and 806,301 options to purchase common stock, respectively, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from those expressed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “Form 10-K”). See “Cautionary Note Regarding Forward-Looking Statements” below in this Item 2. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes of this report. Historical results are not necessarily indicative of trends in operating results for any future period.
OVERVIEW AND INTRODUCTION
     Gevity provides a comprehensive employment management solution to small- and medium-sized businesses. The Company’s solution allows it to effectively become the insourced human resource department for its clients. Gevity creates value for its clients by helping them achieve workforce alignment, obtain administrative relief and access business protection services.
•	Workforce alignment is the term used by the Company to refer to the engagement of the right people in the right place at the right time doing the right things. The Company assists its clients in achieving workforce alignment by helping them find exceptional talent, implement formal human resource processes and professional management standards, and utilize employee motivation and retention practices.

•	Administrative relief is obtained by clients through the Company’s management of employee administrative matters, such as processing of payroll, taxes and insurance premiums, and by the Company’s comprehensive record keeping and technology.

•	The Company provides business protection by helping clients ensure employment-related regulatory compliance and sound risk management practices. The Company also provides up-to-date regulatory compliance and access to cost-effective risk management practices and insurance programs.
     Gevity’s employment management solution is designed to positively impact its clients’ business results by:
•	increasing clients’ productivity by improving employee satisfaction and generating greater employee retention;

•	allowing clients and their employees to focus on revenue producing activities rather than human resource matters; and

•	reducing clients’ exposure to liabilities associated with non-compliance with human resource-related regulatory and tax matters.
     The Company focuses on the professional service fees that it earns from its clients as the primary source of its net income and cash flow. When delivering its human resource outsourcing solution to its clients through a co-employment relationship, the Company is also responsible for providing workers’ compensation and unemployment insurance benefits to its clients’ employees as well as health and welfare benefits. In so doing, the Company has an opportunity to generate additional net income and cash but does not believe that this should be a significant portion of its long-term overall business profitability.
     The Company believes that the primary challenge it faces in delivering its human resource outsourcing solutions is its ability to convince small- and medium-sized business to accept the concept of human resource outsourcing. The Company believes that most small- and medium-sized businesses outsource certain aspects of the Company’s total solution, including payroll administration, health and welfare benefits administration and providing workers’ compensation insurance, but that only a small number of businesses outsource the entire offering that the Company provides.
     The Company continues to focus on increasing the profitability of each client employee as well as on increasing the overall number of client employees serviced. The Company believes that it can increase the overall number of client employees serviced through: (i) enlarging its target market focus to client prospects having 20-500 employees; (ii) introducing a mid-market segment with a target market focus of client prospects having between 500-5,000 employees; (iii) improving human resource outsourcing service offerings that will lead to higher current client employee retention levels; and (iv) the opening of four new full service offices during 2006 in Chicago, IL, Charlotte, NC, Austin TX and San Antonio, TX.
     The Company has announced a long-range strategic objective of providing its range of insourced human resource services to its clients on a non-co-employment platform. This option provides significant flexibility for a client by allowing it to retain the benefits and insurance programs of their choice without the risk to the Company associated with providing workers’ compensation and healthcare insurance programs to its clients. The Company expects to evolve towards this business model. To date, the results of this new business model have not had a significant impact on the Company’s revenues or results of operations.
     The following table provides information that the Company utilizes when assessing the financial performance of its business, the fluctuations of which are discussed under the “Results of Operations”:

	Three Months Ended March 31,
	2006	2005	% Change
Statistical data:
Client employees at period end	136,236	125,406	8.6%
Clients at period end (1)	8,128	8,264	(1.6)%
Average number of client employees/clients at period end	16.76	15.17	10.5%
Average number of client employees paid by month (2)	127,556	117,620	8.4%
Annualized average wage per average number of client employees paid by month (3)	$39,811	$37,062	7.4%
Annualized professional service fees per average number of client employees paid by month (3)	$1,219	$1,165	4.6%
Annualized gross profit per average number of client employees paid by month (3)	$1,555	$1,484	4.8%
Annualized operating income per average number of client employees paid by month (3), (4)	$394	$373	5.6%

(1)	Clients measured by individual client Federal Employer Identification Number (FEIN).

(2)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(3)	Annualized statistical information is based upon actual quarter-to-date amounts, which have been annualized (divided by three and multiplied by twelve) and then divided by the average number of client employees paid by month.

(4)	For purposes of calculating this statistic, operating income for the first quarter of 2005 has been adjusted to include the effect of $1.1 million in stock-based compensation expenses, which were previously recognized on a pro forma basis as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Excluding the effect of the pro forma stock compensation adjustment, annualized operating income per average number of client employees paid by month for the first quarter of 2005 was $409. Operating income for the first quarter of 2006 is calculated on a GAAP basis and includes the effect of the implementation of SFAS No. 123R, Share-Based Payment (”SFAS 123R”), in that period. See “Use of Non-GAAP Financial Measures.”
     The Company believes that the primary challenges to its ability to increase the overall number of client employees serviced include the following:
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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Revenue
     The following table presents certain information related to the Company’s revenues for the three months ended March 31, 2006 and March 31, 2005:

	Three Months Ended
	March 31,	March 31,
	2006	2005	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$38,862	$34,251	13.5%
Employee health and welfare benefits	89,259	80,498	10.9%
Workers’ compensation	27,415	27,583	(0.6)%
State unemployment taxes and other	14,153	11,548	22.6%

Total revenues	$169,689	$153,880	10.3%

Statistical data:
Gross salaries and wages (in thousands)	$1,269,523	$1,089,818	16.5%
Average number of client employees paid by month (1)	127,556	117,620	8.4%
Annualized average wage per average client employees paid by month (2)	$39,811	$37,062	7.4%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages(3)	$2.43	$2.76	(12.0)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (3), (4)	$2.77	$3.27	(15.3)%
Annualized professional service fees per average number of client employees paid by month (2)	$1,219	$1,165	4.6%
Client employee health benefits participation	38%	38%	—

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Annualized statistical information is based upon actual quarter-to-date amounts, which have been annualized (divided by three and multiplied by twelve), and then divided by the average number of client employees paid by month.

(3)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(4)	Manual premium rate data are derived from tables of member insurance companies of American International Group, Inc. (“AIG”) in effect for 2006 and 2005, respectively.
     For the three months ended March 31, 2006, total revenues were $169.7 million compared to $153.9 million for the three months ended March 31, 2005, representing an increase of $15.8 million or 10.3%. Revenue growth was primarily a result of the overall growth in the number of client employees served. Also, contributing to the growth were increases in the charges for professional service fees, as part of the Company’s strategy to enhance and emphasize the human resource consulting services that it provides to its clients, increases in fees for providing health and welfare benefits for client employees, and an increase in the state unemployment tax rates.
     As of March 31, 2006, the Company served approximately 8,100 clients, as measured by each client’s FEIN, with over 136,200 active client employees. This compares to approximately 8,300 clients, as measured by each client’s FEIN, with over 125,000 active client employees at March 31, 2005. The average number of client employees paid by month was 127,556 for the first quarter in 2006 compared to 117,620 for the first quarter in 2005. The increases in client employees and the average number of client employees paid by month are a function of organic growth in excess of client employee attrition for the quarterly periods. The decrease in the overall number of clients from March 31, 2005 to March 31, 2006 was more than offset by an increase in the number of employees per client.
     The annualized average wage of paid client employees for the three months ended March 31, 2006 increased 7.4% to $39,811 from $37,062 for the three months ended March 31, 2005. This increase is consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.
     Revenues from professional service fees increased to $38.9 million for the three months ended March 31, 2006, from $34.3 million for the three months ended March 31, 2005, representing an increase of $4.6 million or 13.5%. The increase was due to an increase in the average number of client employees paid and an increase in professional service fees charged. The overall effect of this was the increase in annualized professional service fees per average number of client employees paid by month of 4.6%, from $1,165 for the three months ended March 31, 2005 to $1,219 for the three months ended March 31, 2006. In the first quarter of 2006, the Company implemented the initial phases of its value proposition outreach campaign, which is a program designed to enhance and emphasize the human resource consulting services that it provides to its clients. This program contributed to the increase in the average professional service fee per client employee compared to the same quarter last year. The value proposition outreach campaign is expected to be fully implemented by the end of May 2006 and positively impact professional service fees for the remainder of the year. The impact of the pricing initiative is also expected to positively influence the quality of gross profit by increasing the relative contribution of professional service fees.
     Revenues for providing health and welfare benefits for the three months ended March 31, 2006 were $89.3 million as compared to $80.5 million for the three months ended March 31, 2005, representing an increase of $8.8 million or 10.9%. Health and welfare benefit plan revenues primarily increased as a result of the increase in the number of participants in the Company’s health and welfare benefit plans due to an increase in the number of client employees. Additionally, health and welfare revenues increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.

     Revenues for providing workers’ compensation insurance coverage decreased to $27.4 million in the three months ended March 31, 2006, from $27.6 million in the three months ended March 31, 2005, representing a decrease of $0.2 million or 0.6%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the three months ended March 31, 2006, were 2.43% as compared to 2.76% for the same period in 2005, representing a decrease of 12.0%. Workers’ compensation charges decreased in the first quarter of 2006 primarily due to a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in 2006.
     The manual premium rate for workers’ compensation applicable to the Company’s clients decreased 15.3% during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates reflects the reduction in the Florida manual premium rates as well as the continued transition in the workers’ compensation insurance risk profile of the Company’s clients.
     Revenues from state unemployment taxes and other revenues increased to $14.2 million for the three months ended March 31, 2006 from $11.5 million for the three months ended March 31, 2005, representing an increase of $2.6 million or 22.6%. The increase was primarily due to an increase in salaries and wages as well as increases in the state unemployment tax rates that were passed along to clients.
Cost of Services
     The following table presents certain information related to the Company’s cost of services for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,	March 31,
	2006	2005	% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$86,071	$79,476	8.3%
Workers’ compensation	19,349	19,726	(1.9)%
State unemployment taxes and other	14,667	11,049	32.7%

Total cost of services	$120,087	$110,251	8.9%

Statistical data:
Gross salaries and wages (in thousands)	$1,269,523	$1,089,818	16.5%
Average number of client employees paid by month (1)	127,556	117,620	8.4%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$1.72	$1.98	(13.1)%
Number of workers’ compensation claims (3)	1,415	1,380	2.5%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	1.26x	1.38x	(8.7)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective period and does not include claims with respect to a specific policy year that are reported subsequent to the end of such period.
     Cost of services, which include the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $120.1 million for the three months ended March 31, 2006, compared to $110.3 million for the three months ended March 31, 2005, representing an increase of $9.8 million, or 8.9%. This increase was primarily due to the overall increase in client employees for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
     The cost of providing health and welfare benefits to clients’ employees for the three months ended March 31, 2006 was $86.1 million as compared to $79.5 million for the three months ended March 31, 2005, representing an increase of $6.6 million or 8.3%. This increase was primarily attributable to an increase in the number of client employees participating in the health and welfare benefit plans and a higher cost of health benefits. This increase was partially offset by a $3.2 million reduction in health benefit costs during the first quarter of 2006 related to the finalization of prior year premium recalls and a reduction in the incurred but not reported claim reserves based upon favorable claims experience in the first quarter of 2006.
     Workers’ compensation costs were $19.3 million for the three months ended March 31, 2006, as compared to $19.7 million for the three months ended March 31, 2005, representing a decrease of $0.4 million or 1.9%. Workers’ compensation costs decreased in the first quarter of 2006 primarily due to a decrease in prior year loss estimates based upon continued favorable claims development that occurred during the three months ended March 31, 2006.
     State unemployment taxes and other costs were $14.7 million for the three months ended March 31, 2006, compared to $11.0 million for the three months ended March 31, 2005, representing an increase of $3.6 million or 32.7%. The increase relates to both an increase in client employees and related taxable wages and increases in state unemployment tax rates beginning January 1, 2006.
Operating Expenses
     The following table presents certain information related to the Company’s operating expenses for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,	March 31,
	2006	2005	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$20,868	$17,387	20.0%
Other general and administrative	12,874	10,460	23.1%
Depreciation and amortization	3,297	3,753	(12.2)%

Total operating expenses	$37,039	$31,600	17.2%

Statistical data:
Internal employees at quarter end	1,055	995	6.0%
     Total operating expenses were $37.0 million for the three months ended March 31, 2006 as compared to $31.6 million for the three months ended March 31, 2005, representing an increase of $5.4 million or 17.2%.

     Salaries, wages and commissions were $20.9 million for the three months ended March 31, 2006 as compared to $17.4 million for the three months ended March 31, 2005, representing an increase of $3.5 million or 20%. The increase is primarily a result of the increase in payroll costs associated with an increase in headcount, including the hiring of additional senior management personnel during the second half of 2005 and first quarter of 2006. Also included in the first quarter of 2006 are $0.8 million of stock compensation expenses associated with the adoption of SFAS 123R, compared to $0.1 million of stock-based compensation expense recorded in the first quarter of 2005.
     Other general and administrative expenses were $12.9 million for the three months ended March 31, 2006 as compared to $10.5 million for the three months ended March 31, 2005, representing an increase of $2.4 million or 23.1%. This increase is primarily a result of an overall increase in general and administrative costs and includes costs associated with the Company’s expansion into mid-market, costs related to the first quarter 2006 relocation of the Company’s field support center in Bradenton, Florida and the effect of additional internal executive resources.
     Depreciation and amortization expenses were $3.3 million for the three months ended March 31, 2006 compared to $3.8 million for the three months ended March 31, 2005. The decrease is primarily attributable to a greater number of assets reaching the end of their depreciable lives compared to assets put into service during the first quarter of 2006.
Income Taxes
     Income taxes were $4.2 million for the three months ended March 31, 2006 compared to $4.0 million for the three months ended March 31, 2005. The increase is primarily due to an increase in taxable income for the first three months of 2006 compared to the first three months of 2005 and an increase in the Company’s effective tax rate from 33.0% to 34.0% for the three months ended March 31, 2005 and 2006, respectively. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.
LIQUIDITY AND CAPITAL RESOURCES
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
     The Company currently believes that its current cash balances and cash flow from operations will be sufficient to meet its operational requirements for the next 12 months, excluding cash required for acquisitions, if any. In addition, the Company has an available unsecured line of credit for $35.0 million with Bank of America, N.A. See Note 7 to the condensed consolidated financial statements herein for additional information regarding the Company’s line of credit.
     The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees, accounts payable for capital expenditures, the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; (iv) workers’ compensation insurance charges (if applicable); and (v) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on coverage levels elected by the client and the client employees. Included in the Company’s billings during the first quarter of 2006 were salaries, wages and payroll taxes of client employees of $1.37 billion. The billings to clients are managed from a cash flow perspective so that a matching generally exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of each of the Company’s professional services agreements, the Company is obligated to make certain wage, tax and regulatory payments even if the related payments are not made by its clients. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client and generally, the Company has the right to immediately terminate the client relationship for non-payment. To the extent this objective is not achieved, short-term cash requirements can be significant. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.
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
     At March 31, 2006, the Company had $36.1 million in total cash and cash equivalents, restricted certificates of deposit and restricted marketable securities, of which $23.7 million was unrestricted. At March 31, 2006, the Company had pledged $12.4 million of restricted certificates of deposit and restricted marketable securities as collateral for certain standby letters of credit, in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans, and in a rabbi trust in connection with a deferred compensation plan as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)
Certificates of deposit — restricted:
Other	$34	$33

Total certificates of deposit — restricted	34	33

Short-term marketable securities — restricted:
General insurance collateral obligations — AIG	4,322	4,281

Total short-term marketable securities — restricted	4,322	4,281

Long-term marketable securities restricted:
Workers’ compensation collateral — AIG	3,617	3,582
Rabbi trust	4,391	4,309

Total long-term marketable securities — restricted	8,008	7,891

Total restricted assets	$12,364	$12,205

     The Company’s obligation to Blue Cross/Blue Shield of Florida (“BCBSFL”), under its current contract, may require an irrevocable letter of credit (“LOC”) in favor of BCBSFL if a coverage ratio, as set forth in the BCBSFL agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirements, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $8.5 million during the last twelve months). As of March 31, 2006, the minimum coverage ratio was met and no LOC was required. The Company was not required to collateralize the Aetna program for 2005 and 2006.

     The Company does not anticipate any additional collateral obligations to be required in 2006 for its workers’ compensation arrangements.
     As of March 31, 2006, the Company has recorded a $140.5 million receivable from AIG representing premium payments made to AIG during 2003 through the first quarter of 2006 in excess of the present value of the estimated claims liability. This receivable represents a significant concentration of credit risk for the Company.
     Cash Flows from Operating Activities
     At March 31, 2006, the Company had net working capital deficit of $10.8 million, including restricted funds classified as short-term of $4.4 million, compared to a net working capital deficit of $6.2 million as of December 31, 2005, including $4.3 million of restricted funds classified as short-term. The increase in the working capital deficit was primarily due to the reduction of cash (after consideration of all other working capital items) related to the repurchase of the Company’s common stock under its stock repurchase programs and capital expenditures during the first quarter of 2006.
     Net cash used in operating activities was $12.6 million for the three months ended March 31, 2006 as compared to net cash provided by operating activities of $27.9 million for the three months ended March 31, 2005, representing a decrease of $40.5 million. The overall decrease in cash from operating activities was primarily attributable to a reduction in accrued payroll and payroll taxes of approximately $44.1 million and a reduction in customer deposits and prepayments of $25.3 million both due to timing differences, and a reduction of $3.5 million related to income taxes payable and the tax benefit of stock awards. This reduction in net cash provided by operating activities was partially offset by an increase in cash from accounts receivable of $25.9 million and an increase in cash from other current assets of approximately $6.1 million related to a reduction in prepaid items.
     If current workers’ compensation trends continue, the Company expects to receive approximately $43.7 million from AIG during the third quarter of 2006 as a return premium in connection with the premium true-ups related to the 2003-2006 program years. Additional releases of premium by AIG are also anticipated in future years if such trends continue. The Company believes that it has provided AIG a sufficient amount of cash to cover its short-term and long-term workers compensation obligations related to open policy years.
     Cash Flow from Investing Activities
     Cash used in investing activities for the three months ended March 31, 2006 of $4.3 million, primarily related to capital expenditures for technology-related items and includes approximately $1.4 million of capital expenditures made by the Company in 2005 and paid for in 2006. Cash used in investing activities for the three months ended March 31, 2005 of $1.1 million primarily related to capital expenditures. The Company plans to spend approximately $15.0 million on capital expenditures (primarily technology related) during 2006. Capital expenditures are expected to be funded through operations and /or leasing arrangements.
     Cash Flow from Financing Activities
     Cash used in financing activities for the three months ended March 31, 2006 of $11.9 million was a result of the net effect of $12.9 million used to repurchase the Company’s common stock under its stock repurchase programs, including $3.4 million related to stock repurchase made in 2005 and paid for in 2006 (see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”); $1.8 million of cash dividends paid; $1.4 million received from directors, officers and employees of the Company upon the exercise of 183,396 stock options and the purchase of 12,235 shares of common stock under the Company’s employee stock purchase plan; and $1.5 million related to excess tax benefits received by the Company for its share-based arrangements. SFAS 123R changed the presentation of tax benefits received in excess of amounts determined based upon the compensation expense recognized. Previously, these amounts were considered sources of cash in the operating activities section of the statement of cash flows.

For periods after adopting SFAS 123R under the modified prospective method, these excess tax benefits will be presented as a source of cash in the financing activities section of the statement of cash flows.
     Cash used in financing activities during the three months ended March 31, 2005 of $0.8 million was primarily a result of the net effect of $1.6 million of cash dividends paid and cash received of approximately $0.8 million from directors, officers and employees of the Company upon the exercise of 203,488 stock options and the purchase of 10,679 shares of common stock under the Company’s employee stock purchase plan.
Commitments and Contractual Obligations
     Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements.
     Contractual Obligations
     There have been no material changes to the Company’s contractual obligations from those disclosed in the Form 10-K under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
CRITICAL ACCOUNTING ESTIMATES
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Accounting estimates related to workers’ compensation receivables/reserves, intangible assets, medical benefit plan liabilities, state unemployment taxes, allowance for doubtful accounts, share-based payments and deferred income taxes are those that the Company considers critical in preparing its financial statements because they are particularly dependent on estimates and assumptions made by management that are uncertain at the time the accounting estimates are made. While management has used its best estimates based upon facts and circumstances available at the time, different estimates reasonably could have been used in the current period, which may have a material impact on the presentation of the Company’s financial condition and results of operations. Management periodically reviews the estimates and assumptions and reflects the effects of revisions in the period they are determined to be necessary. The discussion under “Item 7 — Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Form 10-K describes the significant accounting estimates used in the preparation of the Company’s financial statements.
     Additionally, the Company has adopted the provisions of SFAS 123R effective January 1, 2006, utilizing the modified prospective application. See Note 1 and Note 10 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q for information regarding the Company’s implementation and impact of this new accounting standard.
     SFAS 123R requires that stock-compensation expense recognized during the period be based on the value of the stock-based awards that is ultimately expected to vest. As stock-based compensation expense in the statement of operations for the first quarter of 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated its forfeiture rate for unvested stock-based awards upon the adoption of SFAS 123R and stock-based awards issued during the first quarter of 2006 based upon historical experience.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Statements made in this report, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not purely historical may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. Forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by forward-looking statements, including those described in “Item 1A. Risk Factors” on the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and the risks that are described in other reports that the Company files with the SEC.
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
Use of Non-GAAP Financial Measures
     This Quarterly Report on Form 10-Q presents statistical information based upon operating income for the first quarter of 2005 that includes adjustments for stock compensation expense, which had been previously recognized on a pro forma basis in accordance with SFAS 123. SFAS 123R was effective January 1, 2006 and impacted the Company’s results of operations for the first time, in the first quarter of 2006. The Company has included non-GAAP financial information for the first quarter of 2005 because it believes that such information provides management and investors a more complete and transparent understanding of the Company’s results and trends and allows management and investors to compare the actual GAAP results for the first quarter of 2006 on a consistent basis with the prior period.
     This non-GAAP financial information may not be the same as similarly titled measures used by other companies, should not be construed as alternatives to their nearest GAAP equivalents and should be only used in conjunction with results reported in accordance with GAAP.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes from the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K.
ITEM 4. Controls and Procedures
     As of the end of the period covered by this report, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives. Based upon that evaluation and subject to the foregoing, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures were effective to accomplish their objectives. Additionally, no changes in the Company’s internal controls over financial reporting were made during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     See Note 8 to the condensed consolidated financial statements for information concerning the Company’s legal proceedings.
ITEM 1A. Risk Factors
     There have been no material changes from the information previously provided under “Item 1A. Risk Factors,” in the Company’s Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements included in “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about Company purchases during the three months ended March 31, 2006, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

			Total Number of	Approximate Number
			Shares Purchased as	of Shares That May
			Part of Publicly	Yet Be Purchased
	Total Number of Shares	Average Price Paid	Announced	Under the Program
Period	Purchased(1), (2)	per Share	Program (1), (2)	(1), (2)
1/01/2006 — 1/31/2006	23,933	$25.05	1,840,802	—
2/01/2006 — 2/28/2006	—	—	—	—
3/01/2006 — 3/31/2006	380,352	$23.45	380,352	619,648

(1)	On September 28, 2005, the Company announced that the board of directors authorized the repurchase of up to $50.0 million of the Company’s common stock effective immediately. Stock repurchases under this program were to be made at such times and in such amounts as the Company deemed appropriate, based on a variety of factors including price, corporate and regulatory requirements and overall market conditions. The Company completed this share repurchase program in January 2006.

(2)	On February 28, 2006 the Company announced that the board of directors has authorized the purchase of up to 1,000,000 additional shares of the Company’s common stock under a new share repurchase program. Share repurchases under the new program may be made through open market repurchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate based upon a variety of factors including price, regulatory requirements, market conditions and other corporate opportunities.

ITEM 6. Exhibits
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.

Dated: May 10, 2006	/s/ PETER C. GRABOWSKI

Peter C. Grabowski
Chief Financial Officer
(Principal Financial and Accounting Officer)