Form 10-Q
period 2006-06-30
GEVITY HR INC
filed 2006-08-09
CIK 1035185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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
   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of July 31, 2006
Par value $0.01 per share	26,541,145

     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in $000’s, except share and per share data)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Revenues	$161,208	$147,849	$330,897	$301,729

Cost of services	112,910	102,513	232,997	212,764

Gross profit	48,298	45,336	97,900	88,965

Operating expenses:

Salaries, wages and commissions	19,507	17,032	40,375	34,419

Other general and administrative	12,801	11,918	25,675	22,378

Loss on reinsurance contract	4,650	—	4,650	—

Depreciation and amortization	3,536	3,734	6,833	7,487

Total operating expenses	40,494	32,684	77,533	64,284

Operating income	7,804	12,652	20,367	24,681
Interest income	184	293	436	529
Interest expense	(162)	(101)	(426)	(180)
Other (expense) income, net	(5)	6	(148)	22

Income before income taxes	7,821	12,850	20,229	25,052

Income tax provision	917	4,240	5,131	8,267

Net income	$6,904	$8,610	$15,098	$16,785

Net income per common share:
— Basic	$0.26	$0.31	$0.58	$0.61

— Diluted	$0.26	$0.30	$0.56	$0.59

Weighted average common shares outstanding:
— Basic	26,244,029	27,598,735	26,253,075	27,528,678
— Diluted	27,074,808	28,583,670	27,130,556	28,577,599
See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in $000’s)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:

Cash and cash equivalents	$27,355	$52,525

Certificates of deposit — restricted	—	33

Marketable securities — restricted	4,370	4,281

Accounts receivable, net	111,895	113,864

Short-term workers’ compensation receivable, net	46,146	32,552

Other current assets	14,617	15,713

Total current assets	204,383	218,968

Property and equipment, net	22,612	13,810

Long-term marketable securities — restricted	7,936	7,891

Long-term workers’ compensation receivable, net	98,409	95,766

Intangible assets, net	25,675	30,494

Goodwill	8,692	8,692

Deferred tax asset, net	12,096	11,678

Other assets	516	570

Total assets	$380,319	$387,869

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
UNAUDITED
(in $000’s, except share and per share data)

	June 30,	December 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:

Accrued payroll and payroll taxes	$131,701	$152,940

Accrued insurance premiums, health and workers’ compensation insurance reserves	22,290	20,536

Customer deposits and prepayments	7,915	8,315

Accounts payable and other accrued liabilities	10,117	9,995

Deferred tax liability, net	32,333	31,567

Dividends payable	2,388	1,846

Total current liabilities	206,744	225,199

Long-term accrued workers’ compensation insurance reserves	226	242

Other long-term liabilities	6,913	7,013

Total liabilities	213,883	232,454

Commitments and contingencies (see notes)

Shareholders’ equity:

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2006 and December 31, 2005	—	—

Common stock, $.01 par value, 100,000,000 shares authorized, 31,824,458 and 31,237,453 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	318	312

Additional paid-in capital	174,235	165,876

Retained earnings	68,489	58,137

Deferred compensation	—	(2,543)

Treasury stock (5,295,717 and 4,863,098 shares at cost, respectively)	(76,606)	(66,367)

Total shareholders’ equity	166,436	155,415

Total liabilities and shareholders’ equity	$380,319	$387,869

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in $000’s)

	For the Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,098	$16,785
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,833	7,487
Deferred tax provision, net	348	2,081
Stock compensation	1,881	170
Provision for bad debts	12	303
Other	175	3
Changes in operating working capital:
Accounts receivable, net	1,957	(26,542)
Other current assets	1,096	(4,399)
Workers’ compensation receivable, net	(16,237)	(26,063)
Other assets	52	(182)
Accrued insurance premiums, health and workers’ compensation insurance reserves	1,754	(2,520)
Accrued payroll and payroll taxes	(21,317)	24,083
Accounts payable and other accrued liabilities	1,786	(889)
Income taxes payable	—	4,046
Customer deposits and prepayments	(400)	22,822
Long-term accrued workers’ compensation insurance reserves	(16)	(233)
Other long-term liabilities	(71)	(134)

Net cash (used in) provided by operating activities	(7,049)	16,818

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of marketable securities and certificates of deposit	(130)	(83)
Capital expenditures	(9,285)	(1,976)

Net cash used in investing activities	(9,415)	(2,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	—	—
Proceeds from exercise of stock options	5,421	1,058
Excess tax benefits from share-based arrangements	3,638	—
Dividends paid	(4,204)	(3,575)
Purchase of treasury stock	(13,561)	—

Net cash used in financing activities	(8,706)	(2,517)

Net (decrease) increase in cash and cash equivalents	(25,170)	12,242
Cash and cash equivalents — beginning of period	52,525	40,776

Cash and cash equivalents — end of period	$27,355	$53,018

Supplemental disclosure of cash flow information:
Income taxes paid	$3,210	$2,141

Interest paid	$428	$87

Non-cash transactions:
Capital expenditures exclude approximately $3,132 of capital items purchased by the Company in the second quarter of 2006 and not paid for until the third quarter of 2006.
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
     The following table represents the pro forma information for the three and six months ended June 30, 2005 (as previously disclosed) under the Company’s stock compensation plans had compensation cost for the stock options and common stock purchased under the ESPP been determined based on the fair value at the grant-date consistent with the method prescribed by SFAS 123:

		Three Months Ended	Six Months Ended
		June 30, 2005	June 30, 2005
Net income	As reported	$8,610	$16,785
Add: Total stock-based compensation included in net income, net of tax effect	As reported	77	114
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effect	Pro forma	(864)	(1,621)

Net income	Pro forma	$7,823	$15,278

Basic earnings per share	As reported	$0.31	$0.61
	Pro forma	$0.28	$0.56
Diluted earnings per share	As reported	$0.30	$0.59
	Pro forma	$0.27	$0.53
     The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the first and second quarters of 2006 include:
•	compensation cost for all share-based awards (expected to vest) granted prior to, but not yet vested as of January 1, 2006, based upon grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

•	compensation cost for all share-based awards (expected to vest) granted during the six-month period ended June 30, 2006, based upon grant-date fair value estimated in accordance with the provisions of SFAS 123R.
Results for prior periods have not been restated.
     Upon adoption of SFAS 123R, the Company continued to use the Black-Scholes-Merton valuation model for valuing all stock options and shares granted under the ESPP. Compensation for non-vested stock awards is measured at fair value on the grant date based upon the number of shares expected to vest and the quoted market price of the underlying common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. The cumulative effect of changing from recognizing compensation expense for non-vested stock awards as forfeitures occurred, to recognizing compensation expense for non-vested awards net of estimated forfeitures, was not material.
     The adoption of SFAS 123R had the following effect on the Company for the three and six months ended June 30, 2006:
•	Salaries, wages and commissions include $1,046 and $1,881, respectively, of stock-based compensation expense (which is the same impact for income from continuing operations and income before income taxes).

•	Provision for income taxes is reduced by $414 and $743, respectively.

•	Net income is reduced by $632 and $1,138, respectively.

•	Basic earnings per share is reduced by $0.02 and $0.04, respectively.

•	Diluted earnings per share is reduced by $0.02 and $0.04 respectively.
     Prior to the adoption of SFAS 123R, the Company presented deferred compensation associated with the issuance of non-vested stock, as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123R, on January 1, 2006, the Company reclassified the deferred compensation balance from December 31, 2005 of $2,543 to additional paid-in-capital.

     In addition, prior to the adoption of SFAS 123R, the Company presented excess tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123R requires that excess tax benefits associated with share-based payments be classified under financing activities in the statement of cash flows. The effect of the adoption of SFAS 123R on the cash flow statement for the six months ended June 30, 2006, was a decrease in cash provided by operating activities of $3,638 and an increase in cash provided by financing activities of $3,638.
     See Note 10 for additional information regarding the Company’s stock-based compensation plans and the assumptions used to calculate the fair value of stock-based awards.
2. MARKETABLE SECURITIES — RESTRICTED
     At June 30, 2006 and December 31, 2005, the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale and restricted mutual funds classified as trading.
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
     The fair value of the marketable securities portfolio by type and classification as of June 30, 2006 and December 31, 2005 is as follows:

	Amortized	Gross Unrealized	Estimated
	Cost	Gain	Fair Value
As of June 30, 2006:
Short-term
Money market — restricted	$4,370	$—	$4,370

Total short-term marketable securities — restricted	$4,370	$—	$4,370

Long-term
Money market — restricted	$3,657	$—	$3,657
Mutual funds — trading — restricted	4,279	—	4,279

Total long-term marketable securities — restricted	$7,936	$—	$7,936

As of December 31, 2005:
Short-term
Money market — restricted	$4,281	$—	$4,281

Total short-term marketable securities — restricted	$4,281	$—	$4,281

Long-term
Money market — restricted	$3,582	$—	$3,582
Mutual funds — trading — restricted	4,309	—	4,309

Total long-term marketable securities — restricted	$7,891	$—	$7,891

     For the three and six months ended June 30, 2006 and June 30, 2005, there were no realized gains or losses from the sale of marketable securities. As of June 30, 2006 and December 31, 2005, there were no unrealized gains or losses on marketable securities.

3. ACCOUNTS RECEIVABLE
     At June 30, 2006 and December 31, 2005, accounts receivable from clients consisted of the following:

	June 30,	December 31,
	2006	2005
Billed to clients	$7,114	$10,090
Unbilled revenues	105,038	104,280

	112,152	114,370
Less: Allowance for doubtful accounts	(257)	(506)

Total	$111,895	$113,864

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
     Under the 2006 workers’ compensation program with AIG, the Company is responsible for paying, through AIG, the first $2,000 per occurrence of claims and AIG is responsible for amounts in excess of $2,000 per occurrence. For the 2006 program year, the Company, through its captive insurance subsidiary, purchased additional reinsurance coverage from a third party for the layer of claims between $500 and $2,000 per occurrence. This represents a reduction in the Company’s limit of the per occurrence deductible amount from $750 in 2005. The Company did not purchase aggregate stop loss coverage for the 2006 program year, as the Company believed that the risk of losses exceeding the proposed aggregate stop loss level was remote.
     During the second quarter of 2006, the Company recorded a $4,650 loss on a reinsurance contract related to its workers’ compensation program. On July 27, 2006, the Company determined that, as a result of the liquidation proceeding related to the Bermuda reinsurance company responsible for covering the layer of its workers’ compensation claims between $500 and $2,000 per occurrence and the related termination of its reinsurance contract, a loss of $4,650 should be recorded as of June 30, 2006, which represents the entire premium paid for coverage in 2006. The Company is actively pursuing recovery of this amount. Amounts recovered, if any, will be recognized in income when realization is assured beyond a reasonable doubt. In light of the liquidation proceeding, the Company secured comparable coverage for the layer of claims between $500 and $2,000 from AIG retroactively effective to January 1, 2006. The cost of the replacement coverage related to the first six months of 2006 (approximately $2,500), has been included in cost of services for the three and six months ended June 30, 2006 and replaces the cost incurred from the original policy.
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
     For the three and six month periods ended June 30, 2006, the Company revised its ultimate loss estimates for the 2000 through 2005 program years which resulted in a net reduction of workers’ compensation expense of approximately $1,049 and $1,882, respectively. This revision was based upon continued favorable claims development that occurred during the periods. Also, during the three and six month periods ended June 30, 2006, the Company received the premium expense audits for the 2003 and 2004 policy years, which resulted in a reduction of workers’ compensation expense by approximately $1,378 and $1,489, respectively.
     The Company accrues for workers’ compensation costs based upon premiums paid, estimated total costs of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the programs, return on investment premium dollars paid and the discount rate used to determine the net present value of the expected future claim payments to be made under the programs. At June 30, 2006 and December 31, 2005 the weighted average discount rate used to calculate the present value of the claim liability was 3.56% and 3.17% respectively. Premium payments made to AIG related to program years 2000 through 2006 are in excess of the present value of the estimated claim liabilities. This has resulted in a workers’ compensation receivable, net, at June 30, 2006 and December 31, 2005 of $144,555 and $128,318, respectively, of which $46,146 and $32,552 was classified as short-term at June 30, 2006 and December 31, 2005, respectively. This receivable represents a significant concentration of credit risk for the Company.
5. INTANGIBLE ASSETS
     At June 30, 2006 and December 31, 2005, intangible assets consisted of the following:

	June 30,	December 31,
	2006	2005
Purchased client service agreements	$47,929	$47,929
Accumulated amortization	(22,254)	(17,435)

Intangible assets, net	$25,675	$30,494

     Amortization expense for the three months ended June 30, 2006 and 2005 was $2,410 and for the six months ended June 30, 2006 and 2005 was $4,819. Estimated amortization expense for the remainder of 2006 and for each of the remaining years is $4,819, $9,638, $9,638 and $1,580, respectively.

6. HEALTH BENEFITS
     Blue Cross Blue Shield of Florida (“BCBSFL”) is the Company’s primary healthcare provider in Florida, delivering medical care benefits to approximately 21,000 Florida-based client employees. The Company’s policy with BCBSFL is a minimum premium policy expiring September 30, 2008. Pursuant to this policy, the Company is obligated to reimburse BCBSFL for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and the aggregate stop-loss coverage is provided to the Company at the level of 110% of projected claims. The Company is required to pre-fund the estimated monthly expenses and claim liability charges of the plan by the first of each calendar month. The estimated monthly expenses are based upon the Minimum Premium Rate and the Annual Excess Liability Rate, as set forth in the agreement, times the number of insureds. The estimated claim liability charge is based upon expected claims for the annual contract period divided by 12. Differences between the pre-funded amounts and actual amounts subsequently determined are settled in the following month. The Company’s obligation to BCBSFL may require an irrevocable letter of credit in favor of BSBSFL if the coverage ratio, as set forth in the BCBSFL agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirement, the Company must provide a letter of credit valued at up to two months of projected claims (average monthly claims approximated $8,800 during the last twelve months). As of June 30, 2006, the minimum coverage ratio was met and no letter of credit was required.
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
     The Company provides coverage under various regional medical benefit plans to approximately 2,000 client employees in various areas of the country. Included in the list of medical benefit plan providers are UnitedHealthcare, Kaiser Foundation Health Plan, Inc., Health Partners (Minnesota), Harvard Pilgrim Healthcare and Capital Health Plan. These regional plans are subject to fixed cost contracts that cap the Company’s liability.
     In February 2006, the Company announced the addition of UnitedHealthcare as an additional health plan option for new clients beginning in the second quarter of 2006. UnitedHealthcare will be available as an option to existing clients effective November 1, 2006.
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
     Included in accrued insurance premiums, health and workers’ compensation insurance reserves at June 30, 2006 and December 31, 2005 are $17,066 and $15,042, respectively, of short-term liabilities related to the Company’s healthcare plans. Of these amounts, $10,793 and $13,333, respectively, represent an accrual for the estimate of claims incurred but not reported at June 30, 2006 and December

31, 2005. There were no long-term liabilities related to the Company’s health benefit plans at June 30, 2006 and December 31, 2005.
     During the six months ended June 30, 2006, the Company reduced its reserve for incurred but not reported claims and its accrual for premium recalls by approximately $3,200 related to favorable claims development in the first quarter of 2006 and the finalization of certain premium recall amounts.
     Health benefit reserves are based primarily upon an annual independent actuarial estimate of claims incurred but not reported and for claims reported but not yet paid at year end, and a rollforward analysis by the Company at interim dates. The calculation of these reserves is based upon a number of factors, including current and historical claims payment patterns and medical trend rates.
7. REVOLVING CREDIT FACILITY
     The Company maintains a $35,000 unsecured credit agreement with Bank of America, N.A. Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations of the Company under the credit agreement. The credit agreement provides for revolving borrowings in an amount not to exceed $35,000 and has a three-year term that expires on March 26, 2007. Loan advances under the agreement bear an interest rate equal to the applicable margin (based upon a ratio of total debt to EBITDA, as defined in the credit agreement), plus one of the following indexes: (i) 30-day LIBOR and (ii) the Bank of America, N.A. prime rate. Up to $7,000 of the loan commitment can be made through letters of credit issued by the Bank of America. A fee, determined by reference to the applicable margin will be charged on the aggregate stated amount of each outstanding letter of credit. A fee of 50 basis points per annum is charged for any unused portion of the loan commitment. There were no outstanding advances under the credit agreement at June 30, 2006 and December 31, 2005.
     The Company recorded $140 and $59 of interest expense for the three months ended June 30, 2006 and 2005, respectively, related to the amortization of loan costs, unused loan commitment fees and interest on advances. Interest expense for the six months ended June 30, 2006 and 2005 was approximately $215 and $119, respectively.
     The credit agreement includes certain financial maintenance requirements and affirmative and negative covenants, including the maintenance of minimum consolidated net worth, minimum consolidated EBITDA, a minimum fixed charge coverage ratio and a maximum ratio of consolidated funded indebtedness to consolidated EBITDA. The covenants in the credit agreement also restrict, among other things, the Company’s ability to incur liens, make certain investments, incur additional indebtedness, engage in certain fundamental corporate transactions, dispose of property, or make certain restricted payments. The credit agreement contains customary events of default and allows the bank to accelerate amounts outstanding under the credit agreement upon the occurrence of certain events of default. The Company was in compliance with all restrictive covenants at June 30, 2006.
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
     On February 28, 2006, the Company announced that the board of directors authorized the repurchase of up to 1,000,000 additional shares of the Company’s common stock under a new share repurchase program. Share repurchases under the new program may be made through open market purchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate, based on a variety of factors including price, regulatory requirements, overall market conditions and other corporate opportunities. As of June 30, 2006, the Company had purchased 406,071 shares of its common stock under this new program at a cost of $9,590. All repurchased shares are included in treasury shares at June 30, 2006.
10. STOCK COMPENSATION
     At June 30, 2006, the Company has several equity-based compensation plans from which stock-based compensation awards can or have been granted to eligible employees, officers and directors.
     In 2005, the shareholders approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for various equity incentives, including options, to be granted to key employees, officers, directors, consultants and other service providers of the Company. Under the 2005 Plan, 2,000,000 shares of common stock were authorized for issuance. Stock awards granted to date under the 2005 Plan have been in the form of stock options and non-vested stock and have a vesting period of 4 years for officers and key employees, whereby 25% of the awards vest each year, and are immediately vested or vest quarterly over a one year period for non-employee directors. Options may not be exercised more than 10 years from the date of grant.
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
Stock Option Awards
     The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options on the grant-date under SFAS 123R, which is the same valuation technique previously used for pro forma disclosures under SFAS 123. The Company used the following weighted average assumptions for all options granted during the six months ended June 30, 2006 and 2005:

	June 30,	June 30,
	2006	2005
Risk-free interest rate	4.66%	3.28%
Expected life (in years)	3.6	3.1
Expected volatility	50.93%	60.37%
Dividend yield	1.30%	1.35%
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
     A summary of stock option activity for the six-month period ended June 30, 2006 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
Stock Options	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2006	2,891,544	$12.02
Granted	496,556	$27.85
Exercised	(533,452)	$9.77
Forfeited	(76,911)	$20.36
Expired	(2,505)	$21.42

Outstanding at June 30, 2006	2,775,232	$15.04	7.27	$32,956

Exercisable at June 30, 2006	1,410,324	$7.73	5.95	$26,552

     The weighted average grant-date fair value of stock options granted during the six-months ended June 30, 2006 and 2005 was $11.04 and $8.48, respectively. The total intrinsic value of options exercised, determined as of the date of exercise, during the six months ended June 30, 2006 and 2005 was $9,350 and $3,606, respectively. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for in-the-money stock options at June 30, 2006.

Non-Vested Stock Awards
     The fair value of non-vested stock awards equals the market value of the underlying common stock on the date of grant. A summary of non-vested stock activity for the six months ended June 30, 2006 is as follows:

		Weighted
		Average Grant-
		Date
Non-Vested Stock	Shares	Fair Value
Outstanding at January 1, 2006	135,689	$22.10
Granted	53,553	$28.88
Vested	(20,632)	$20.60
Forfeited	(11,700)	$22.85

Outstanding at June 30, 2006	156,910	$24.55

     The weighted average grant-date fair value of non-vested stock awards granted during the six months ended June 30, 2006 and 2005, was $28.88 and $20.66, respectively. The total fair value of non-vested stock awards that vested during the six months ended June 30, 2006 was $511. There were no non-vested stock awards that vested during the six months ended June 30, 2005.
Employee Stock Purchase Plan (“ESPP”)
     The Company has a shareholder approved ESPP. The first offering period of the plan was from July 1 through December 31, 2001. Internal employees of the Company, who regularly work more than 20 hours per week and have been employed with the Company for at least ninety days prior to the offering period, are eligible to participate in the plan. Participants, through payroll deductions, may purchase a maximum of 500 shares during the offering period at a cost of 85% of the lower of the stock price as of the beginning or ending of the stock offering period. During the six months ended June 30, 2006 and 2005, 12,235 and 10,679, shares of common stock (from treasury), respectively, were sold to employees participating in the Company’s ESPP for proceeds of approximately $210 and $187, respectively.
     As of June 30, 2006, there was approximately $9,982 of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock compensation plans. That expense is expected to be recognized over a weighted-average period of 1.9 years.
11. INCOME TAXES
     The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for both federal and state income taxes. For the three and six months ended June 30, 2006, the Company’s effective rate was 11.7% and 25.4%, respectively. In connection with the filing of a change in accounting method with the Internal Revenue Service in the second quarter of 2006, the Company reversed a tax reserve of approximately $1,973 which favorably impacted the Company’s effective tax rate for the three and six month period ended June 30, 2006. For the three and six months ended June 30, 2005, the Company’s effective rate was 33.0%.

12. EARNINGS PER SHARE (“EPS”)
     The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 is as follows:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2006:

Basic EPS:
Net income	$6,904	26,244,029	$0.26

Effect of dilutive securities:
Options to purchase common stock		805,913
Non-vested stock		24,866

Diluted EPS:
Net income	$6,904	27,074,808	$0.26

     For the three months ended June 30, 2006, 467,642 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2005:

Basic EPS:
Net income	$8,610	27,598,735	$0.31

Effect of dilutive securities:
Options to purchase common stock		984,203
Non-vested stock		732

Diluted EPS:
Net income	$8,610	28,583,670	$0.30

     For the three months ended June 30, 2005, 962,912 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Six Months Ended June 30, 2006:

Basic EPS:
Net income	$15,098	26,253,075	$0.58

Effect of dilutive securities:
Options to purchase common stock		851,984
Non-vested stock		25,497

Diluted EPS:
Net income	$15,098	27,130,556	$0.56

     For the six months ended June 30, 2006, 416,483 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Six Months Ended June 30, 2005:

Basic EPS:
Net income	$16,785	27,528,678	$0.61

Effect of dilutive securities:
Options to purchase common stock		1,047,674
Non-vested stock		1,247

Diluted EPS:
Net income	$16,785	28,577,599	$0.59

     For the six months ended June 30, 2005, 852,751 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties (some of which are beyond the Company’s control), other factors and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “Form 10-K”). See “Cautionary Note Regarding Forward-Looking Statements” below in this Item 2. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes of this report. Historical results are not necessarily indicative of trends in operating results for any future period.
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
     The Company continues to focus on increasing the profitability of each client employee as well as on increasing the overall number of client employees serviced. The Company believes that it can increase the overall number of client employees serviced through: (i) enlarging its target market focus to client prospects having 20-500 employees; (ii) introducing a mid-market segment with a target market focus of client prospects having between 500-5,000 employees; (iii) improving human resource outsourcing service offerings that will lead to higher current client employee retention levels; and (iv) the anticipated opening of four new full service offices during 2006 in Chicago, IL, Charlotte, NC, Austin TX and San Antonio, TX.
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
     The following table provides information that the Company utilizes when assessing the financial performance of its business, the fluctuations of which are discussed under the “Results of Operations”:

	Three Months Ended June 30,
	2006	2005	% Change
Statistical data:
Client employees at period end	138,022	129,061	6.9%
Clients at period end (1)	8,018	8,282	(3.2)%
Average number of client employees/clients at period end	17.21	15.58	10.5%
Average number of client employees paid by month (2)	128,338	119,555	7.3%
Annualized average wage per average number of client employees paid by month (3)	$39,790	$37,171	7.0%
Annualized professional service fees per average number of client employees paid by month (3)	$1,311	$1,148	14.2%
Annualized gross profit per average number of client employees paid by month (3)	$1,505	$1,517	(0.8)%
Annualized operating income per average number of client employees paid by month (3)	$243	$423	(42.6)%
Annualized adjusted operating income per average number of client employees paid by month (3), (4), (5)	$388	$384	1.0%

	Six Months Ended June 30,
	2006	2005	% Change
Statistical data:
Client employees at period end	138,022	129,061	6.9%
Clients at period end (1)	8,018	8,282	(3.2)%
Average number of client employees/clients at period end	17.21	15.58	10.5%
Average number of client employees paid by month (2)	127,947	118,587	7.9%
Annualized average wage per average number of client employees paid by month (3)	$39,800	$37,117	7.2%
Annualized professional service fees per average number of client employees paid by month (3)	$1,265	$1,156	9.4%
Annualized gross profit per average number of client employees paid by month (3)	$1,530	$1,500	2.0%
Annualized operating income per average number of client employees paid by month (3)	$318	$416	(23.6)%
Annualized adjusted operating income per average number of client employees paid by month (3), (4), (5)	$391	$378	3.4%

(1)	Clients measured by individual client Federal Employer Identification Number (FEIN).

(2)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(3)	Annualized statistical information is based upon actual period-to-date amounts, which have been annualized (divided by three or six and multiplied by twelve) and then divided by the average number of client employees paid by month.

(4)	For purposes of calculating this statistic, operating income for the three and six months ended June 30, 2005 has been adjusted to include the effect of $1.2 million and $2.2 million, respectively, in stock-based compensation expenses, which were previously recognized on a pro forma basis as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). See “Use of Non-GAAP Financial Measures.” For purposes of calculating this statistic, operating income for the three and six months ended June 30, 2006 includes the effect of the implementation of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), in that period.

(5)	For purposes of calculating this statistic, operating income for the three and six months ended June 30, 2006 has been adjusted to exclude the effect of a $4.7 million loss recorded related to a reinsurance contract as a result of the liquidation proceedings that were commenced against the Company’s reinsurer for its workers’ compensation program and related termination of the reinsurance contract. See “Use of Non-GAAP Financial Measures.”
     The Company believes that the primary challenges to its ability to increase the overall number of client employees serviced include the following:
•	the amount of time required for sales personnel to begin to acquire new client employees may be longer than anticipated;

•	the current client employee retention levels may decrease if clients decide to use alternative providers to service their human resource outsourcing needs;

•	the Company (under its co-employed service option) may not be able to continue to provide insurance-related products of a quality to acquire new client employees and to retain current client employees; and

•	the time to achieve acceptance by prospective clients of the Company’s new business model may be longer than anticipated.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenue
     The following table presents certain information related to the Company’s revenues for the three months ended June 30, 2006 and 2005:

	Three Months Ended
	June 30,	June 30,
	2006	2005	%Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$42,058	$34,320	22.5%
Employee health and welfare benefits	88,037	80,213	9.8%
Workers’ compensation	25,855	28,739	(10.0)%
State unemployment taxes and other	5,258	4,577	14.9%

Total revenues	$161,208	$147,849	9.0%

Statistical data:
Gross salaries and wages (in thousands)	$1,276,627	$1,110,981	14.9%
Average number of client employees paid by month (1)	128,338	119,555	7.3%
Annualized average wage per average client employees paid by month (2)	$39,790	$37,171	7.0%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (3)	$2.27	$2.76	(17.8)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (3), (4)	$2.74	$3.32	(17.5)%
Annualized professional service fees per average number of client employees paid by month (2)	$1,311	$1,148	14.2%
Client employee health benefits participation	38%	38%	—

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Annualized statistical information is based upon actual quarter-to-date amounts, which have been annualized (divided by three and multiplied by twelve), and then divided by the average number of client employees paid by month.

(3)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(4)	Manual premium rate data is derived from tables of member insurance companies of American International Group, Inc. (“AIG”) in effect for 2006 and 2005, respectively.
     For the three months ended June 30, 2006, total revenues were $161.2 million compared to $147.8 million for the three months ended June 30, 2005, representing an increase of $13.4 million or 9.0%. Revenue growth was primarily a result of the overall growth in the number of client employees served. Also, contributing to the growth were increases in the charges for professional service fees, as part of the Company’s strategy to enhance and emphasize the human resource consulting services that it provides to its clients, increases in fees for providing health and welfare benefits for client employees, and an increase in the state unemployment tax rates. These increases were partially offset by a reduction in workers’ compensation revenue as described below.
     As of June 30, 2006, the Company served approximately 8,000 clients, as measured by each client’s FEIN, with over 138,000 active client employees. This compares to approximately 8,300 clients, as measured by each client’s FEIN, with over 129,000 active client employees at June 30, 2005. The average number of client employees paid by month was 128,338 for the second quarter of 2006 compared to 119,555 for the second quarter of 2005. The increases in client employees and the average number of client employees paid by month are a function of organic growth in excess of client employee attrition for the quarterly periods and are a result of the Company’s strategy to extend the lifetime value of each client employee served and gain market penetration in existing markets. The decrease in the overall number of clients from June 30, 2005 to June 30, 2006 was more than offset by an increase in the number of employees per client.
     The annualized average wage of paid client employees for the three months ended June 30, 2006 increased 7.0% to $39,790 from $37,171 for the three months ended June 30, 2005. This increase is due, in part, to raises received by existing client employes and is also consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.
     Revenues from professional service fees increased to $42.1 million for the three months ended June 30, 2006, from $34.3 million for the three months ended June 30, 2005, representing an increase of $7.7 million or 22.5%. The increase was due to an increase in the average number of client employees paid and an increase in professional service fees charged. The overall effect of this was the increase in annualized professional service fees per average number of client employees paid by month of 14.2%, from $1,148 for the three months ended June 30, 2005 to $1,311 for the three months ended June 30, 2006. In the first quarter of 2006, the Company implemented the initial phases of its value proposition outreach campaign, which is a program designed to enhance and emphasize the human resource consulting services that it provides to its clients. This program contributed to the increase in the average professional service fee per client employee compared to the same quarter last year. The value proposition outreach campaign was completed in the second quarter of 2006 and is expected to positively impact professional service fees for the remainder of the year. The impact of the pricing initiative is also expected to positively influence the quality of gross profit by increasing the relative contribution of professional service fees.
     Revenues for providing health and welfare benefits for the three months ended June 30, 2006 were $88.0 million as compared to $80.2 million for the three months ended June 30, 2005, representing an increase of $7.8 million or 9.8%. Health and welfare benefit plan revenues primarily increased as a result of the increase in the number of participants in the Company’s health and welfare benefit plans of approximately 6.6% due to an increase in the number of client employees. Additionally, health and welfare revenues increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.
     Revenues for providing workers’ compensation insurance coverage decreased to $25.9 million in the three months ended June 30, 2006, from $28.7 million in the three months ended June 30, 2005, representing a decrease of $2.9 million or 10.0%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the three months ended June 30, 2006, were 2.27% as compared to

2.76% for the same period in 2005, representing a decrease of 17.8%. Workers’ compensation charges decreased in the second quarter of 2006 primarily due to a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in 2006. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 17.5% during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage.
     Revenues from state unemployment taxes and other revenues increased to $5.3 million for the three months ended June 30, 2006 from $4.6 million for the three months ended June 30, 2005, representing an increase of $0.7 million or 14.9%. The increase was primarily due to an increase in salaries and wages as well as increases in the state unemployment tax rates that were passed along to clients.
Cost of Services
     The following table presents certain information related to the Company’s cost of services for the three months ended June 30, 2006 and 2005:

	Three Months Ended
	June 30,		June 30,
	2006		2005		% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$88,046		$77,905		13.0%
Workers’ compensation	18,533		20,379		(9.1)%
State unemployment taxes and other	6,331		4,229		49.7%

Total cost of services	$112,910		$102,513		10.1%

Statistical data:
Gross salaries and wages (in thousands)	$1,276,627		$1,110,981		14.9%
Average number of client employees paid by month (1)	128,338		119,555		7.3%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$1.63		$1.96		(16.8)%
Number of workers’ compensation claims (3)	1,593		1,595		(0.1)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	1.40	x	1.53	x	(8.5)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective period and does not include claims with respect to a specific policy year that are reported subsequent to the end of such period.

     Cost of services, which include the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $112.9 million for the three months ended June 30, 2006, compared to $102.5 million for the three months ended June 30, 2005, representing an increase of $10.4 million, or 10.1%. This increase was primarily due to the overall increase in client employees for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
     The cost of providing health and welfare benefits to clients’ employees for the three months ended June 30, 2006 was $88.0 million as compared to $77.9 million for the three months ended June 30, 2005, representing an increase of $10.1 million or 13.0%. This increase was primarily attributable to an increase in the number of client employees participating in the health and welfare benefit plans and a higher cost of health benefits. Additionally, the three months ended June 30, 2005 health and welfare benefits expense was favorably impacted by a reduction in health benefit costs of $2.3 million due to favorable claims experience in the 2005 Aetna plan year.
     Workers’ compensation costs were $18.5 million for the three months ended June 30, 2006, as compared to $20.4 million for the three months ended June 30, 2005, representing a decrease of $1.8 million or 9.1%. Workers’ compensation costs decreased in the second quarter of 2006 primarily due to the receipt of the AIG premium expense audit for the 2004 policy year, which resulted in a reduction of workers’ compensation expense by approximately $1.4 million and a $1.0 million net decrease in prior year loss estimates based upon continued favorable claims development that occurred during the three months ended June 30, 2006. These decreases were partially offset by an increase in workers’ compensation costs as a result of the increase in client employees and associated payroll costs.
     State unemployment taxes and other costs were $6.3 million for the three months ended June 30, 2006, compared to $4.2 million for the three months ended June 30, 2005, representing an increase of $2.1 million or 49.7%. The increase relates to both an increase in client employees and related taxable wages and increases in state unemployment tax rates beginning January 1, 2006.
Operating Expenses
     The following table presents certain information related to the Company’s operating expenses for the three months ended June 30, 2006 and 2005:

	Three Months Ended
	June 30,	June 30,
	2006	2005	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$19,507	$17,032	14.5%
Other general and administrative	12,801	11,918	7.4%
Loss on reinsurance contract	4,650	—	n/a
Depreciation and amortization	3,536	3,734	(5.3)%

Total operating expenses	$40,494	$32,684	23.9%

Statistical data:
Internal employees at quarter end	1,016	963	5.5%
     Total operating expenses were $40.5 million for the three months ended June 30, 2006 as compared to $32.7 million for the three months ended June 30, 2005, representing an increase of $7.8 million or 23.9%.
     Salaries, wages and commissions were $19.5 million for the three months ended June 30, 2006 as compared to $17.0 million for the three months ended June 30, 2005, representing an increase of $2.5 million or 14.5%. The increase is primarily a result of the increase in payroll costs associated with an increase in headcount, including the hiring of additional senior management personnel during the second half of 2005 and first two quarters of 2006. Also included in the second quarter of 2006 is $1.0 million of stock-based compensation expense associated with the adoption of SFAS 123R, compared to $0.1 million of stock-based compensation expense recorded in the second quarter of 2005.
     Other general and administrative expenses were $12.8 million for the three months ended June 30, 2006 as compared to $11.9 million for the three months ended June 30, 2005, representing an increase of $0.9 million or 7.4%. This increase is primarily a result of costs associated with the Company’s expansion into mid-market and consulting fees associated with strategic initiatives.
     During the second quarter of 2006, the Company recorded a $4.7 million loss on a reinsurance contract related to its workers’ compensation program. On July 27, 2006, the Company determined that, as a result of the liquidation proceeding related to the Bermuda reinsurance company responsible for covering the layer of its workers’ compensation claims between $500 and $2,000 per occurrence and the related termination of its reinsurance contract, a loss should be recorded as of June 30, 2006, which represents the entire premium paid for coverage in 2006. The Company is actively pursuing recovery of this amount. Amounts recovered, if any, will be recognized in income when realization is assured beyond a reasonable doubt. In light of the liquidation proceeding, the Company secured comparable coverage for the layer of claims between $500 and $2,000 from AIG retroactively effective to January 1, 2006. The cost of the replacement coverage related to the first six months of 2006 (approximately $2.5 million), has been included in cost of services for the three and six months ended June 30, 2006 and replaces the cost incurred from the original policy.
     Depreciation and amortization expenses were $3.5 million for the three months ended June 30, 2006 compared to $3.7 million for the three months ended June 30, 2005. The decrease is primarily attributable to a greater number of assets reaching the end of their depreciable lives compared to assets put into service during the second quarter of 2006.
Income Taxes
     Income taxes were $0.9 million for the three months ended June 30, 2006 compared to $4.2 million for the three months ended June 30, 2005. The decrease is due to a reduction in taxable income for the second quarter of 2006 compared to the second quarter of 2005 as well as a decrease in the Company’s effective tax rate from 33.0% to 11.7% for the three months ended June 30, 2005 and 2006, respectively. The Company’s effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits and the Company’s second quarter of 2006 effective tax rate was favorably impacted as a result of the filing of a change in accounting method with the Internal Revenue Service in the second quarter of 2006 and the related reversal of a tax reserve of approximately $2.0 million.
Net Income and Diluted Earnings Per Share
     As a result of the factors described above, net income decreased 19.8% to $6.9 million for the three months ended June 30, 2006 compared to $8.6 million for the three months ended June 30, 2005. Net income per common share on 27.1 million diluted shares was $0.26 for the three months ended June 30, 2006, compared to net income per common share of $0.30 on 28.6 million diluted shares for the three months ended June 30, 2005.
     Excluding the impact of the $4.7 million loss on the reinsurance contract for the three months ended June 30, 2006 ($2.8 million net of income tax) and including the impact of the SFAS 123 pro forma stock compensation expense of $1.2 million for the three months ended June 30, 2005 ($0.8 million net of income tax), net income would have increased 24.2% from $7.8 million to $9.7 million for the three months ended June 30, 2005 and 2006, respectively, and diluted earnings per share would have increased 33.3% from $0.27 to $0.36, respectively. See “Use of Non-GAAP Financial Measures.”

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Revenue
     The following table presents certain information related to the Company’s revenues for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,	June 30,
	2006	2005	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$80,920	$68,571	18.0%
Employee health and welfare benefits	177,296	160,711	10.3%
Workers’ compensation	53,270	56,322	(5.4)%
State unemployment taxes and other	19,411	16,125	20.4%

Total revenues	$330,897	$301,729	9.7%

Statistical data:
Gross salaries and wages (in thousands)	$2,546,149	$2,200,800	15.7%
Average number of client employees paid by month (1)	127,947	118,587	7.9%
Annualized average wage per average client employees paid by month (2)	$39,800	$37,117	7.2%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (3)	$2.35	$2.76	(14.9)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (3), (4)	$2.76	$3.29	(16.1)%
Annualized professional service fees per average number of client employees paid by month (2)	$1,265	$1,156	9.4%
Client employee health benefits participation	38%	38%	—

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Annualized statistical information is based upon actual year-to-date amounts, which have been annualized (divided by six and multiplied by twelve), and then divided by the average number of client employees paid by month.

(3)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(4)	Manual premium rate data is derived from tables of member insurance companies of American International Group, Inc. (“AIG”) in effect for 2006 and 2005, respectively.
     For the six months ended June 30, 2006, total revenues were $330.9 million compared to $301.7 million for the six months ended June 30, 2005, representing an increase of $29.2 million or 9.7%. Revenue growth was primarily a result of the overall growth in the number of client employees served. Also, contributing to the growth were increases in the charges for professional service fees, as part of the Company’s strategy to enhance and emphasize the human resource consulting services that it provides to its clients, increases in fees for providing health and welfare benefits for client employees, and an increase in the state unemployment tax rates. These increases were partially offset by a reduction in workers’ compensation revenue as described below.
     The average number of client employees paid by month was 127,947 for the six months ended June 30, 2006 compared to 118,587 for the six months ended June 30, 2005, representing an increase of 7.9%. The increase in the average number of client employees paid by month is a function of organic growth in excess of client employee attrition for the period.
     The annualized average wage of paid client employees for the six months ended June 30, 2006 increased 7.2% to $39,800 from $37,117 for the six months ended June 30, 2005. This increase is due, in part, to raises received by existing client employees and is also consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.
     Revenues from professional service fees increased to $80.9 million for the six months ended June 30, 2006, from $68.6 million for the six months ended June 30, 2005, representing an increase of $12.3 million or 18.0%. The increase was due to an increase in the average number of client employees paid and an increase in professional service fees charged. The overall effect of this was the increase in annualized professional service fees per average number of client employees paid by month of 9.4%, from $1,156 for the six months ended June 30, 2005 to $1,265 for the six months ended June 30, 2006. In the first quarter of 2006, the Company implemented the initial phases of its value proposition outreach campaign, which is a program designed to enhance and emphasize the human resource consulting services that it provides to its clients. This program contributed to the increase in the average professional service fee per client employee compared to the same period last year. The value proposition outreach campaign was fully implemented during the second quarter of 2006 and is expected to positively impact professional service fees for the remainder of the year. The impact of the pricing initiative is also expected to positively influence the quality of gross profit by increasing the relative contribution of professional service fees.
     Revenues for providing health and welfare benefits for the six months ended June 30, 2006 were $177.3 million as compared to $160.7 million for the six months ended June 30, 2005, representing an increase of $16.6 million or 10.3%. Health and welfare benefit plan revenues primarily increased as a result of the increase in the number of participants in the Company’s health and welfare benefit plans (approximately 6.7%) due to an increase in the number of client employees. Additionally, health and welfare revenues increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.
     Revenues for providing workers’ compensation insurance coverage decreased to $53.3 million in the six months ended June 30, 2006, from $56.3 million in the six months ended June 30, 2005, representing a decrease of $3.1 million or 5.4%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the six months ended June 30, 2006, were 2.35% as compared to 2.76% for the same period in 2005, representing a decrease of 14.9%. Workers’ compensation charges decreased in the six months ended June 30, 2006 primarily due to a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in 2006. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 16.1% during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage.
     Revenues from state unemployment taxes and other revenues increased to $19.4 million for the six months ended June 30, 2006 from $16.1 million for the six months ended June 30, 2005, representing an increase of $3.3 million or 20.4%. The increase was primarily due to an increase in salaries and wages as well as increases in the state unemployment tax rates that were passed along to clients.

Cost of Services
     The following table presents certain information related to the Company’s cost of services for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,		June 30,
	2006		2005		% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$174,117		$157,381		10.6%
Workers’ compensation	37,882		40,106		(5.5)%
State unemployment taxes and other	20,998		15,277		37.4%

Total cost of services	$232,997		$212,764		9.5%

Statistical data:
Gross salaries and wages (in thousands)	$2,546,149		$2,200,800		15.7%
Average number of client employees paid by month (1)	127,947		118,587		7.9%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$1.67		$1.97		(15.2)%
Number of workers’ compensation claims (3)	3,008		2,975		1.1%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	1.33	x	1.46	x	(8.9)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective period and does not include claims with respect to a specific policy year that are reported subsequent to the end of such period.
     Cost of services, which include the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $233.0 million for the six months ended June 30, 2006, compared to $212.8 million for the six months ended June 30, 2005, representing an increase of $20.2 million, or 9.5%. This increase was primarily due to the overall increase in client employees for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
     The cost of providing health and welfare benefits to clients’ employees for the six months ended June 30, 2006 was $174.1 million as compared to $157.4 million for the six months ended June 30, 2005, representing an increase of $16.7 million or 10.6%. This increase was primarily attributable to an increase in the number of client employees participating in the health and welfare benefit plans and a higher cost of health benefits. The six month periods ended June 30, 2006 and 2005 were both benefited by a reduction in health benefit costs of $3.2 million and $3.3 million, respectively, related to the finalization of prior year premium recalls and a reduction in the incurred but not reported claim reserves based upon favorable claims experience in the period.

     Workers’ compensation costs were $37.9 million for the six months ended June 30, 2006, as compared to $40.1 million for the six months ended June 30, 2005, representing a decrease of $2.2 million or 5.5%. Workers’ compensation costs decreased in the first six months of 2006 primarily due to the receipt of the AIG premium expense audits for the 2003 and 2004 policy years, which resulted in a reduction of workers’ compensation expense by approximately $1.5 million and a $1.9 million net decrease in prior year loss estimates based upon continued favorable claims development that occurred during the six months ended June 30, 2006. These decreases were partially offset by an increase in workers’ compensation costs as a result of the increase in client employees and associated payroll costs.
     State unemployment taxes and other costs were $21.0 million for the six months ended June 30, 2006, compared to $15.3 million for the six months ended June 30, 2005, representing an increase of $5.7 million or 37.4%. The increase relates to both an increase in client employees and related taxable wages and increases in state unemployment tax rates beginning January 1, 2006.
Operating Expenses
     The following table presents certain information related to the Company’s operating expenses for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,	June 30,
	2006	2005	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$40,375	$34,419	17.3%
Other general and administrative	25,675	22,378	14.7%
Loss on reinsurance contract	4,650	—	n/a
Depreciation and amortization	6,833	7,487	(8.7)%

Total operating expenses	$77,533	$64,284	20.6%

Statistical data:
Internal employees at quarter end	1,016	963	5.5%
     Total operating expenses were $77.5 million for the six months ended June 30, 2006 as compared to $64.3 million for the six months ended June 30, 2005, representing an increase of $13.2 million or 20.6%.
     Salaries, wages and commissions were $40.4 million for the six months ended June 30, 2006 as compared to $34.4 million for the six months ended June 30, 2005, representing an increase of $6.0 million or 17.3%. The increase is primarily a result of the increase in payroll costs associated with an increase in headcount, including the hiring of additional senior management personnel during the second half of 2005 and first half of 2006. Also included in the first half of 2006 are $1.9 million of stock compensation expense associated with the adoption of SFAS 123R, compared to $0.2 million of stock-based compensation expense recorded in the second half of 2005.
     Other general and administrative expenses were $25.7 million for the six months ended June 30, 2006 as compared to $22.4 million for the six months ended June 30, 2005, representing an increase of $3.3 million or 14.7%. This increase is primarily a result of an overall increase in general and administrative costs and includes costs associated with the Company’s expansion into mid-market, consulting fees associated with strategic initiatives and costs related to the first quarter 2006 relocation of the Company’s field support center in Bradenton, Florida.
     During the second quarter of 2006, the Company recorded a $4.7 million loss on a reinsurance contract related to its workers’ compensation program. On July 27, 2006, the Company determined that,

as a result of the liquidation proceeding related to the Bermuda reinsurance company responsible for covering the layer of its workers’ compensation claims between $500 and $2,000 per occurrence and the related termination of its reinsurance contract, a loss should be recorded as of June 30, 2006, which represents the entire premium paid for coverage in 2006. In light of the liquidation proceeding, the Company secured comparable coverage for the layer of claims between $500 and $2,000 from AIG retroactively effective to January 1, 2006. The cost of the replacement coverage related to the first six months of 2006 (approximately $2.5 million), has been included in cost of services for the three and six months ended June 30, 2006 and replaces the cost incurred from the original policy.
     Depreciation and amortization expenses were $6.8 million for the six months ended June 30, 2006 compared to $7.5 million for the six months ended June 30, 2005. The decrease is primarily attributable to a greater number of assets reaching the end of their depreciable lives compared to assets put into service during the second half of 2006.
Income Taxes
     Income taxes were $5.1 million for the six months ended June 30, 2006 compared to $8.3 million for the six months ended June 30, 2005. The decrease is primarily due to a decrease in taxable income for the first half of 2006 compared to the first half of 2005 and a decrease in the Company’s effective tax rate from 33.0% to 25.4% for the six months ended June 30, 2005 and 2006, respectively. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits and the Company’s effective tax rate for the first six months of 2006 was favorably impacted as a result of the filing of a change in accounting method with the Internal Revenue Service in the second quarter of 2006 and the related reversal of a tax reserve of approximately $2.0 million.
Net Income and Diluted Earnings Per Share
     As a result of the factors described above, net income decreased 10.1% to $15.1 million for the six months ended June 30, 2006 compared to $16.8 million for the six months ended June 30, 2005. Net income per common share on 27.1 million diluted shares was $0.56 for the six months ended June 30, 2006, compared to net income per common share of $0.59 on 28.6 million diluted shares for the six months ended June 30, 2005.
     Excluding the impact of the $4.7 million loss on the reinsurance contract for the six months ended June 30, 2006 ($2.8 million net of income tax) and including the impact of the SFAS 123 pro forma stock compensation expense of $2.2 million for the six months ended June 30, 2005 ($1.5 million net of income tax), net income would have increased 17.2% from $15.3 million to $17.9 million for the six months ended June 30, 2005 and 2006, respectively, and diluted earnings per share would have increased 24.5% from $0.53 to $0.66, respectively. See “Use of Non-GAAP Financial Measures.”
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
     General
     The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion of its human resource outsourcing portfolio through acquisitions, collateralization requirements for insurance coverage, possible acquisitions of businesses complementary to the business of the Company, purchases of shares of its common stock under its share repurchase program and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to obtain additional capital from either private or public sources.
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
     The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees, the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; (iv) workers’ compensation insurance charges (if applicable); and (v) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on coverage levels elected by the client and the client employees. Included in the Company’s billings during the first six months of 2006 were salaries, wages and payroll taxes of client employees of $2.7 billion. The billings to clients are managed from a cash flow perspective so that a matching generally exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of each of the Company’s professional services agreements, the Company is obligated to make certain wage, tax and regulatory payments even if the related payments are not made by its clients. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client and generally, the Company has the right to immediately terminate the client relationship for non-payment. To the extent this objective is not achieved, short-term cash requirements can be significant. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.
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
     At June 30, 2006, the Company had $39.7 million in total cash and cash equivalents and restricted marketable securities, of which $27.4 million was unrestricted. At June 30, 2006, the Company had pledged $12.3 million of restricted marketable securities as collateral for certain standby letters of credit, in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans, and in a rabbi trust in connection with a deferred compensation plan as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)
Certificates of deposit — restricted:
Other	$—	$33

Total certificates of deposit — restricted	—	33

Short-term marketable securities — restricted:
General insurance collateral obligations — AIG	4,370	4,281

Total short-term marketable securities — restricted	4,370	4,281

Long-term marketable securities restricted:
Workers’ compensation collateral — AIG	3,657	3,582
Rabbi trust	4,279	4,309

Total long-term marketable securities — restricted	7,936	7,891

Total restricted assets	$12,306	$12,205

     The Company’s obligation to Blue Cross/Blue Shield of Florida (“BCBSFL”), under its current contract, may require an irrevocable letter of credit (“LOC”) in favor of BCBSFL if a coverage ratio, as set forth in the BCBSFL agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirements, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $8.8 million during the last twelve months). As of June 30, 2006, the minimum coverage ratio was met and no LOC was required. The Company was not required to collateralize the Aetna program for 2005 and 2006.
     The Company does not anticipate any additional collateral obligations to be required in 2006 for its workers’ compensation arrangements.
     As of June 30, 2006, the Company has recorded a $144.6 million receivable from AIG representing workers’ compensation premium payments made to AIG related to program years 2000 through 2006 in excess of the present value of the estimated claims liability. This receivable represents a significant concentration of credit risk for the Company.
     Cash Flows from Operating Activities
     At June 30, 2006, the Company had a net working capital deficit of $2.4 million, including restricted funds classified as short-term of $4.4 million, compared to a net working capital deficit of $6.2 million as of December 31, 2005, including $4.3 million of restricted funds classified as short-term. The decrease in the working capital deficit was primarily due to the net effect of a reduction in accrued payroll related to timing differences, the increase in amounts due from AIG related to the Company’s workers’ compensation policies and a reduction in cash balances.
     Net cash used in operating activities was $7.0 million for the six months ended June 30, 2006 as compared to net cash provided by operating activities of $16.8 million for the six months ended June 30, 2005, representing a decrease of $23.9 million. The overall decrease in cash from operating activities was primarily attributable to a net reduction in working capital items, including the reduction of accrued payroll and payroll taxes of approximately $45.4 million and a reduction in customer deposits and prepayments of $23.2 million both due to timing differences, and a reduction of $4.0 million related to income taxes payable and the tax benefit of stock awards. These reductions in net cash provided by operating activities were partially offset by an increase in cash from accounts receivable of $28.5 million, an increase in workers compensation receivable of $9.8 million and an increase in cash from other current assets of approximately $5.5 million related to a reduction in prepaid items.
     If current workers’ compensation trends continue, the Company expects to receive approximately $46.1 million from AIG during the third quarter of 2006 as a net return premium in connection with the premium true-ups related to the 2003-2006 program years. Additional releases of premium by AIG are also anticipated in future years if such trends continue. The Company believes that it has provided AIG a sufficient amount of cash to cover its short-term and long-term workers compensation obligations related to open policy years.
     Cash Flow from Investing Activities
     Cash used in investing activities for the six months ended June 30, 2006 of $9.4 million, primarily related to capital expenditures for technology-related items and includes approximately $1.4 million of capital expenditures made by the Company in 2005 and paid for in 2006. Cash used in investing activities for the six months ended June 30, 2005 of $2.1 million primarily related to capital expenditures. The Company plans to spend approximately $15.0 million on capital expenditures (primarily technology related) during 2006. Capital expenditures are expected to be funded through operations and/or leasing arrangements.

     Cash Flow from Financing Activities
     Cash used in financing activities for the six months ended June 30, 2006 of $8.7 million was a result of the net effect of $13.6 million used to repurchase 558,404 shares of the Company’s common stock under its stock repurchase programs, including $3.4 million related to the purchase of 128,400 shares made in 2005 and paid for in 2006 (see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a discussion of the current stock repurchase program); $4.2 million of cash dividends paid; $5.4 million received from directors, officers and employees of the Company upon the exercise of 533,452 stock options and the purchase of 12,235 shares of common stock under the Company’s employee stock purchase plan; and $3.6 million related to excess tax benefits received by the Company for its share-based arrangements. SFAS 123R changed the presentation of tax benefits received in excess of amounts determined based upon the compensation expense recognized. Previously, these amounts were considered sources of cash in the operating activities section of the statement of cash flows. For periods after adopting SFAS 123R under the modified prospective method, these excess tax benefits will be presented as a source of cash in the financing activities section of the statement of cash flows.
     Cash used in financing activities during the six months ended June 30, 2005 of $2.5 million was primarily a result of the net effect of $3.6 million of cash dividends paid and cash received of approximately $1.1 million from directors, officers and employees of the Company upon the exercise of 249,576 stock options and the purchase of 10,679 shares of common stock under the Company’s employee stock purchase plan.
Commitments and Contractual Obligations
     Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements.
     Contractual Obligations
     There have been no material changes to the Company’s contractual obligations from those disclosed in the Form 10-K under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
CRITICAL ACCOUNTING ESTIMATES
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Accounting estimates related to workers’ compensation receivables/reserves, intangible assets, medical benefit plan liabilities, state unemployment taxes, allowance for doubtful accounts, share-based payments and deferred income taxes are those that the Company considers critical in preparing its financial statements because they are particularly dependent on estimates and assumptions made by management that are uncertain at the time the accounting estimates are made. While management has used its best estimates based upon facts and circumstances available at the time, different estimates reasonably could have been used in the current period, which may have a material impact on the presentation of the Company’s financial condition and results of operations. Management periodically reviews the estimates and assumptions and reflects the effects of revisions in the period they are determined to be necessary. The discussion under “Item 7 — Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the Form 10-K describes the significant accounting estimates used in the preparation of the Company’s financial statements.
     Additionally, the Company has adopted the provisions of SFAS 123R effective January 1, 2006, utilizing the modified prospective application. See Note 1 and Note 10 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q for information regarding the Company’s implementation and impact of this new accounting standard.
     SFAS 123R requires that stock-compensation expense recognized during the period be based on the value of the stock-based awards that are ultimately expected to vest. As stock-based compensation expense in the statement of operations for the first half of 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated its forfeiture rate for unvested stock-based awards upon the adoption of SFAS 123R and stock-based awards issued during the first half of 2006 based upon historical experience.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Statements made in this report, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not purely historical may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. Forward-looking statements involve a number of known and unknown risks, uncertainties (some of which are beyond the Company’s control) and other factors and assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements, including those described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and the risks that are described in other reports that the Company files with the SEC.
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
Use of Non-GAAP Financial Measures
     The non-GAAP data contained in this Quarterly Report on Form 10-Q presents net income, earnings per share and statistical information based upon operating income for the three and six months ended June 30, 2006 and 2005 that is adjusted for the impact of the reinsurance contract loss and stock compensation expense. The Company has included non-GAAP financial information for the three and six month periods ended June 30, 2006 and 2005 because it believes generally that such information provides management and investors a more complete and transparent understanding of the Company’s results and trends and allows management and investors to compare the actual GAAP results for the three and six months ended June 30, 2006 and 2005 on a consistent basis. The three and six months ended June 30, 2006 is adjusted to exclude the impact of the loss on the reinsurance contract as the Company believes that this was a one-time loss due to the unusual nature of the liquidation proceedings pertaining to the Bermuda reinsurer. The three and six months ended June 30, 2005 is adjusted to include stock compensation expense, which had been previously recognized on a pro forma basis in accordance with

SFAS 123. The Company adopted the provisions of SFAS 123R on January 1, 2006 utilizing the modified prospective application of transition and therefore has not restated prior results.
     The reconciliation of the GAAP to non-GAAP disclosures is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Operating income — GAAP	$7,804	$12,652	$20,367	$24,681
SFAS 123 pro forma stock compensation expense	—	(1,174)	—	(2,249)
Loss on reinsurance contract	4,650	—	4,650	—

Operating income — non-GAAP	$12,454	$11,478	$25,017	$22,432

Net income — GAAP	$6,904	$8,610	$15,098	$16,785
SFAS 123 pro forma stock compensation expense	—	(787)	—	(1,507)
Loss on reinsurance contract	2,813	—	2,813	—

Net income — non-GAAP	$9,717	$7,823	$17,911	$15,278

Net income per common share — diluted — GAAP	$0.26	$0.30	$0.56	$0.59
SFAS 123 pro forma stock compensation expense	—	(0.03)	—	(0.06)
Loss on reinsurance contract	0.10	—	0.10	—

Net income per common share — diluted — Non-GAAP	$0.36	$0.27	$0.66	$0.53

The non-GAAP financial information provided may not be the same as similarly titled measures used by other companies, should not be construed as alternatives to their nearest GAAP equivalents and should be only used in conjunction with results reported in accordance with GAAP.
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

ITEM 1A. Risk Factors
     There have been no material changes from the information previously provided under “Item 1A. Risk Factors,” in the Company’s Form 10-K other than set forth below. See also “Cautionary Note Regarding Forward-Looking Statements included in “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
     We may not be successful in recovering the premiums we paid to the Bermuda reinsurance company that is subject to liquidation proceedings.
     We cannot assure you that we will be successful in recovering the $4.7 million in premiums that we paid to a Bermuda reinsurance company that became the subject of liquidation proceedings in Bermuda. The reinsurer became subject to the liquidation proceedings as a result of its failure to meet regulatory obligations of the Bermuda Monetary Authority. In the second quarter of 2006 we recorded a loss for the full amount of the premiums we paid to the reinsurer for coverage in 2006. There are several risks to the recovery of all or a portion of these premiums, including a potential lack of funds in the estate and the potential for an adverse ruling in the liquidation proceedings.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about Company purchases during the three months ended June 30, 2006, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

			Total Number of	Approximate Number
			Shares Purchased as	of Shares That May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price Paid	Announced Program	Under the Program
Period	(1)	per Share	(1)	(1)
4/01/2006 — 4/30/2006	—	—	—	—
5/01/2006 — 5/31/2006	—	—	—	—
6/01/2006 — 6/30/2006	25,719	$ 25.63	406,071	593,929

(1)	On February 28, 2006 the Company announced that the board of directors had authorized the purchase of up to 1,000,000 additional shares of the Company’s common stock under a new share repurchase program. Share repurchases under the new program may be made through open market repurchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate based upon a variety of factors including price, regulatory requirements, market conditions and other corporate opportunities.
ITEM 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders of the Company was held on May 18, 2006. Holders of 23,743,088 shares of common stock were present in person or by proxy at the meeting. At the meeting, the Company’s shareholders elected a board of directors to serve until the next annual meeting of shareholders or until their respective successors are duly elected or appointed. The votes of the shareholders were as follows:

	For	Withheld
Erik Vonk	23,466,181	276,907
George B. Beitzel	21,563,253	2,179,835
Darcy E. Bradbury	22,520,914	1,222,174
James E. Cowie	22,834,331	908,757
Jonathan H. Kagan	23,685,770	57,318
David S. Katz	22,174,702	1,568,386
Jeffrey A. Sonnenfeld	23,468,963	274,125
Paul R. Daoust	23,687,070	56,018
ITEM 6. Exhibits

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.

Dated: August 9, 2006	/s/ PETER C. GRABOWSKI

Peter C. Grabowski
Chief Financial Officer
(Principal Financial and Accounting Officer)