Form 10-Q
period 2006-09-30
GEVITY HR INC
filed 2006-11-01
CIK 1035185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006.
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of October 26, 2006
Par value $0.01 per share	25,182,576

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in $000’s, except share and per share data)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Revenues	$160,615	$152,896	$491,512	$454,625

Cost of services	110,012	102,388	343,009	315,152

Gross profit	50,603	50,508	148,503	139,473

Operating expenses:

Salaries, wages and commissions	20,956	18,346	61,331	52,765

Other general and administrative	13,959	12,032	39,634	34,410

Reinsurance contract (gain) loss	(3,000)	—	1,650	—

Depreciation and amortization	3,573	3,620	10,406	11,107

Total operating expenses	35,488	33,998	113,021	98,282

Operating income	15,115	16,510	35,482	41,191

Interest income	361	407	797	935

Interest expense	(137)	(88)	(563)	(267)

Other income (expense), net	—	16	(148)	38

Income before income taxes	15,339	16,845	35,568	41,897

Income tax provision	5,782	6,146	10,913	14,413

Net income	$9,557	$10,699	$24,655	$27,484

Net income per common share:
- Basic	$0.36	$0.39	$0.94	$1.00

- Diluted	$0.35	$0.37	$0.91	$0.96

Weighted average common shares outstanding:
- Basic	26,239,342	27,691,968	26,248,449	27,583,708
- Diluted	26,967,949	28,761,788	27,100,497	28,628,485
See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in $000’s)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:

Cash and cash equivalents	$54,951	$52,525

Certificates of deposit – restricted	—	33

Marketable securities – restricted	4,423	4,281

Accounts receivable, net	120,220	113,864

Short-term workers’ compensation receivable, net	21,471	32,552

Other current assets	14,954	15,713

Total current assets	216,019	218,968

Property and equipment, net	22,996	13,810

Long-term marketable securities – restricted	3,701	7,891

Long-term workers’ compensation receivable, net	83,053	95,766

Intangible assets, net	23,266	30,494

Goodwill	8,692	8,692

Deferred tax asset, net	12,339	11,678

Other assets	603	570

Total assets	$370,669	$387,869

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
UNAUDITED
(in $000’s, except share and per share data)

	September 30,	December 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:

Accrued payroll and payroll taxes	$135,426	$152,940

Accrued insurance premiums, health and workers’ compensation insurance reserves	14,603	20,536

Customer deposits and prepayments	11,039	8,315

Accounts payable and other accrued liabilities	11,678	9,995

Deferred tax liability, net	33,069	31,567

Dividends payable	2,332	1,846

Total current liabilities	208,147	225,199

Long-term accrued workers’ compensation insurance reserves	221	242

Other long-term liabilities	2,654	7,013

Total liabilities	211,022	232,454

Commitments and contingencies (see notes)

Shareholders’ equity:

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2006 and December 31, 2005	—	—

Common stock, $.01 par value, 100,000,000 shares authorized, 31,927,064 and 31,237,453 issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	319	312

Additional paid-in capital	177,088	165,876

Retained earnings	75,715	58,137

Deferred compensation	—	(2,543)

Treasury stock (6,014,988 and 4,863,098 shares at cost, respectively)	(93,475)	(66,367)

Total shareholders’ equity	159,647	155,415

Total liabilities and shareholders’ equity	$370,669	$387,869

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in $000’s)

	For the Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$24,655	$27,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,406	11,107
Deferred tax provision, net	841	4,854
Stock compensation	3,022	310
Provision for bad debts	381	403
Other	187	(8)
Changes in operating working capital:
Accounts receivable, net	(6,737)	(1,550)
Other current assets	759	(2,477)
Workers’ compensation receivable, net	23,794	11,574
Deferred tax asset, net	—	9,786
Other assets	(34)	(165)
Accrued insurance premiums, health and workers’ compensation insurance reserves	(5,933)	(3,516)
Accrued payroll and payroll taxes	(17,640)	6,017
Accounts payable and other accrued liabilities	1,203	2,442
Income taxes payable	—	(4,018)
Customer deposits and prepayments	2,724	(6,212)
Long-term accrued workers’ compensation insurance reserves	(21)	(243)
Other long-term liabilities	(50)	(191)

Net cash provided by operating activities	37,557	55,597

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of marketable securities and certificates of deposit	(262)	(141)
Maturity of certificate of deposit	34	—
Capital expenditures	(13,410)	(3,720)

Net cash used in investing activities	(13,638)	(3,861)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under revolving credit facility	—	—
Proceeds from exercise of stock options	6,615	2,688
Excess tax benefits from share-based arrangements	4,199	—
Dividends paid	(6,591)	(5,503)
Purchase of treasury stock	(25,716)	(2,220)

Net cash used in financing activities	(21,493)	(5,035)

Net increase in cash and cash equivalents	2,426	46,701
Cash and cash equivalents — beginning of period	52,525	40,776

Cash and cash equivalents — end of period	$54,951	$87,477

Supplemental disclosure of cash flow information:
Income taxes paid	$6,734	$3,791

Interest paid	$552	$132

Non-cash transactions:
Capital expenditures exclude approximately $568 of capital items purchased by the Company in the third quarter of 2006 and not paid for until the fourth quarter of 2006.
The purchase of treasury shares excludes approximately $4,707 of 2006 third quarter common stock purchases that were paid for in the fourth quarter of 2006.
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
Significant Accounting Policies
     Stock-Based Compensation – The Company grants stock options and non-vested stock awards (previously referred to as “restricted stock”) to its employees, officers and directors. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), for its stock-based compensation plans. Among other things, SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements based upon the grant-date fair value of those awards.
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
     The following table represents the pro forma information for the three and nine months ended September 30, 2005 (as previously disclosed) under the Company’s stock compensation plans had compensation cost for the stock options and common stock purchased under the ESPP been determined based on the fair value at the grant-date consistent with the method prescribed by SFAS 123:

		Three Months Ended	Nine Months Ended
		September 30, 2005	September 30, 2005
Net income	As reported	$10,699	$27,484
Add: Total stock-based compensation included in net income, net of tax effect	As reported	89	203
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effect	Pro forma	(772)	(2,393)

Net income	Pro forma	$10,016	$25,294

Basic earnings per share	As reported	$0.39	$1.00
	Pro forma	$0.36	$0.92
Diluted earnings per share	As reported	$0.37	$0.96
	Pro forma	$0.35	$0.88
     The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the first, second and third quarters of 2006 include:
•	compensation cost for all share-based awards (expected to vest) granted prior to, but not yet vested as of January 1, 2006, based upon grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

•	compensation cost for all share-based awards (expected to vest) granted during the nine-month period ended September 30, 2006, based upon grant-date fair value estimated in accordance with the provisions of SFAS 123R.
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
     The adoption of SFAS 123R had the following effect on the Company for the three and nine months ended September 30, 2006:
•	Salaries, wages and commissions include $1,141 and $3,022, respectively, of stock-based compensation expense (which is the same impact for income from continuing operations and income before income taxes).

•	Provision for income taxes is reduced by $451 and $1,194, respectively.

•	Net income is reduced by $690 and $1,828, respectively.

•	Basic earnings per share is reduced by $0.03 and $0.07, respectively.

•	Diluted earnings per share is reduced by $0.03 and $0.07 respectively.
     Prior to the adoption of SFAS 123R, the Company presented deferred compensation associated with the issuance of non-vested stock, as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123R, on January 1, 2006, the Company reclassified the deferred compensation balance from December 31, 2005 of $2,543 to additional paid-in-capital.
     In addition, prior to the adoption of SFAS 123R, the Company presented excess tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123R requires that excess tax benefits associated with share-based payments be classified under financing activities in the statement of cash flows. The effect of the adoption of SFAS 123R on the cash flow statement for the nine months ended September 30, 2006, was a decrease in cash provided by operating activities of $4,199 and an increase in cash provided by financing activities of $4,199.
     See Note 10 for additional information regarding the Company’s stock-based compensation plans and the assumptions used to calculate the fair value of stock-based awards.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for the Company on January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the potential impact this Interpretation will have on its financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for the measurement of assets and liabilities that use fair value and expands disclosures about fair value measurements. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company will be required to adopt the provisions of SAB 108 in its annual financial statements for fiscal year 2006 and is currently evaluating the impact on its financial position and results of operations.
2. MARKETABLE SECURITIES — RESTRICTED
     At September 30, 2006, the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale. At December 31, 2005, the Company’s investment portfolio also included restricted mutual funds classified as trading.
     Restricted money market funds relate to collateral held in connection with the Company’s workers’ compensation programs and collateral held in connection with the Company’s general insurance programs. These securities are recorded at fair value. The interest earned on these investments is recognized as interest income in the Company’s condensed consolidated statements of operations.
     Restricted marketable securities designated as trading were mutual funds held in a rabbi trust in connection with a non-qualified deferred compensation plan. These securities were recorded at fair value.

Realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, were recognized in net income as they occurred. During the third quarter of 2006, the Company terminated its non-qualified deferred compensation plan and the assets held in the related rabbi trust were distributed to the plan participants.
     The fair value of the marketable securities portfolio by type and classification as of September 30, 2006 and December 31, 2005 is as follows:

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
As of September 30, 2006:
Short-term
Money market – restricted	$4,423	$—	$4,423

Total short-term marketable securities – restricted	$4,423	$—	$4,423

Long-term
Money market – restricted	$3,701	$—	$3,701

Total long-term marketable securities – restricted	$3,701	$—	$3,701

As of December 31, 2005:
Short-term
Money market – restricted	$4,281	$—	$4,281

Total short-term marketable securities – restricted	$4,281	$—	$4,281

Long-term
Money market – restricted	$3,582	$—	$3,582
Mutual funds – trading – restricted	4,309	—	4,309

Total long-term marketable securities – restricted	$7,891	$—	$7,891

     For the three and nine months ended September 30, 2006 and 2005, there were no realized gains or losses from the sale of marketable securities. As of September 30, 2006 and December 31, 2005, there were no unrealized gains or losses on marketable securities.
3. ACCOUNTS RECEIVABLE
     At September 30, 2006 and December 31, 2005, accounts receivable from clients consisted of the following:

	September 30,	December 31,
	2006	2005
Billed to clients	$7,827	$10,090
Unbilled revenues	112,834	104,280

	120,661	114,370
Less: Allowance for doubtful accounts	(441)	(506)

Total	$120,220	$113,864

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
     During the second quarter of 2006, the Company recorded a $4,650 loss on a reinsurance contract related to its 2006 workers’ compensation program. On July 27, 2006, the Company determined that, as a result of the liquidation proceeding related to the Bermuda reinsurance company responsible for covering the layer of its workers’ compensation claims between $500 and $2,000 per occurrence and the related termination of its reinsurance contract, a loss of $4,650 should be recorded as of June 30, 2006, which represented the entire premium paid for coverage in 2006. During the third quarter of 2006, the Company received a cash payment of $3,000 pursuant to a court-approved settlement, which also called for the admission in the liquidation proceeding of an unsecured claim against the reinsurer in the amount of $2,200. The settlement is without prejudice to any claims Gevity may have against third parties relating to the reinsurer’s liquidation. The $3,000 recovery was recorded in the third quarter of 2006 within operating expenses. The Company is actively pursuing additional recovery. Future amounts recovered, if any, will be recognized in income when realization is assured beyond a reasonable doubt. In light of the liquidation proceeding, during the second quarter of 2006 the Company secured comparable coverage for the layer of claims between $500 and $2,000 from AIG retroactively effective to January 1, 2006. The cost of the replacement coverage related to the first nine months of 2006 (approximately $3,700), has been included in cost of services for the nine months ended September 30, 2006 and replaces the cost incurred from the original policy.
     Similar to the prior years’ workers’ compensation programs with AIG, the Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG to cover AIG’s estimates of claims related to the first $2,000 per occurrence. AIG deposits the funds into an interest bearing loss fund account to fund all claims up to the $2,000 per occurrence amount. Interest on the loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate. Under the 2006 program, the Company will pay $90,000 of such premium, subject to certain volume adjustments, and is guaranteed to receive a 4.58% per annum fixed return so long as the program and the interest accrued under the program remain with AIG for at least 10 years. If the program is terminated early, the interest rate is adjusted downward based upon a sliding scale. The 2006 program year provides for an initial premium true-up eighteen months after the policy inception and annually thereafter. The true-up is based upon a pre-determined loss factor times the amount of incurred claims as of the date of the true-up.
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

     For the three months ended September 30, 2006 and 2005, the Company revised its ultimate loss estimates for prior open policy years, which resulted in a net reduction of workers’ compensation expense of approximately $660 and $7,777, respectively. For the nine months ended September 30, 2006 and 2005, the revisions to the loss estimates of prior open policy years resulted in a net reduction of workers’ compensation expense of approximately $2,542 and $7,777, respectively. During the third quarter of 2006 the Company also lowered its ultimate loss estimate for the current policy year, which resulted in an additional net reduction of workers’ compensation expense of approximately $4,400. These revisions were based upon continued favorable claims development that occurred during the periods. Also, during the first two quarters of 2006, the Company received the premium expense audits for the 2003 and 2004 policy years, which resulted in a reduction of workers’ compensation expense by approximately $1,489 for the nine months ended September 30, 2006.
     During the third quarter of 2006, AIG released approximately $49,366 of cash from the 2003-2006 loss fund accounts in connection with premium audits and the annual loss provision adjustment for these policy years and refunded an additional $4,348 of cash related to current year and prior year premium expense audits. Total refunds from AIG related to workers’ compensation loss provision adjustments and premium audits for the nine months ended September 30, 2006 approximated $59,095.
     The Company accrues for workers’ compensation costs based upon premiums paid, estimated total costs of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the programs, return on investment premium dollars paid and the discount rate used to determine the net present value of the expected future claim payments to be made under the programs. At September 30, 2006 and December 31, 2005 the weighted average discount rate used to calculate the present value of the claim liability was 3.53% and 3.17% respectively. Premium payments made to AIG related to program years 2000 through 2006 are in excess of the present value of the estimated claim liabilities. This has resulted in a workers’ compensation receivable, net, at September 30, 2006 and December 31, 2005 of $104,524 and $128,318, respectively, of which $21,471 and $32,552 was classified as short-term at September 30, 2006 and December 31, 2005, respectively. This receivable represents a significant concentration of credit risk for the Company.
5. INTANGIBLE ASSETS
     At September 30, 2006 and December 31, 2005, intangible assets consisted of the following:

	September 30,	December 31,
	2006	2005
Purchased client service agreements	$47,929	$47,929
Accumulated amortization	(24,663)	(17,435)

Intangible assets, net	$23,266	$30,494

     Amortization expense for the three months ended September 30, 2006 and 2005 was $2,409 and $2,410, respectively, and for the nine months ended September 30, 2006 and 2005 was $7,228 and $7,229, respectively. Estimated amortization expense for the remainder of 2006 and for each of the remaining years is $2,410, $9,638, $9,638 and $1,580, respectively.
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

The estimated monthly expenses are based upon the Minimum Premium Rate and the Annual Excess Liability Rate, as set forth in the agreement, times the number of insureds. The estimated claim liability charge is based upon expected claims for the annual contract period divided by 12. Differences between the pre-funded amounts and actual amounts subsequently determined are settled in the following month. The Company’s obligation to BCBSFL may require an irrevocable letter of credit in favor of BSBSFL if the coverage ratio, as set forth in the BCBSFL agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirement, the Company must provide a letter of credit valued at up to two months of projected claims (average monthly claims approximated $9,000 during the last twelve months). As of September 30, 2006, the minimum coverage ratio was met and no letter of credit was required.
     Aetna is the primary medical care benefits provider for approximately 29,000 client employees throughout the remainder of the country. The Company’s current policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement whereby the PPO plan is subject to a 10.0% additional premium if actual claims are greater than claims projected at the inception of the policy year (maximum charge per year is 10.0% with carryover into subsequent years of amounts that exceed 5.0%).
     The Company provides coverage under various regional medical benefit plans to approximately 2,000 client employees in various areas of the country. Included in the list of medical benefit plan providers are UnitedHealthcare, Kaiser Foundation Health Plan, Inc., Harvard Pilgrim Healthcare and Capital Health Plan. These regional plans are subject to fixed cost contracts that cap the Company’s liability.
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
     Included in accrued insurance premiums, health and workers’ compensation insurance reserves at September 30, 2006 and December 31, 2005 are $10,080 and $15,042, respectively, of short-term liabilities related to the Company’s healthcare plans. Of these amounts, $9,016 and $13,333, respectively, represent an accrual for the estimate of claims incurred but not reported at September 30, 2006 and December 31, 2005. There were no long-term liabilities related to the Company’s health benefit plans at September 30, 2006 and December 31, 2005.
     During the three months ended September 30, 2006, the Company increased its health benefit plan liability by $1,151 related to additional claims development in the third quarter of 2006. For the nine months ended September 30, 2006 the Company recorded a net reduction in its reserve for incurred but not reported claims and its accrual for premium recalls of approximately $2,000 related to overall favorable claims development for the period and the finalization of certain prior year premium recall amounts.

     Health benefit reserves are based primarily upon an annual independent actuarial estimate of claims incurred but not reported and for claims reported but not yet paid at year end, and a rollforward analysis by the Company at interim dates. The calculation of these reserves is based upon a number of factors, including current and historical claims payment patterns and medical trend rates.
7. REVOLVING CREDIT FACILITY
     On August 30, 2006, Gevity (as the borrower) and its domestic subsidiaries (as the guarantors), entered into a $50,000 Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Bank of America, N.A., as administrative agent (“BOA”). The Amended Credit Agreement replaces the credit agreement dated as of March 26, 2004 between the Company and BOA.
     The Amended Credit Agreement provides for a revolving credit facility in an amount not to exceed $50,000 and has a term of five years. At the Company’s request, the amount of the revolving credit facility may be increased to a maximum of $75,000, subject to commitments from existing or new lenders. Loan advances bear an interest rate equal to an Applicable Rate (which ranges from 1.25% to 1.75% for Eurodollar Rate Loans, and from 0.00% to 0.25% for Prime Rate Loans, depending upon the Company’s Consolidated Leverage Ratio) plus one of the following indexes: (i) Eurodollar Rate or (ii) the Prime Rate. Up to $10,000 of the loan commitment can be made through letters of credit issued by BOA. With respect to outstanding letters of credit, a fee determined by reference to the Applicable Rate plus a fronting fee of 0.125% per annum will be charged on the aggregate stated amount of each outstanding letter of credit. A fee ranging from 0.20% to 0.30% (based upon the Company’s Consolidated Leverage Ratio) is charged on any unused portion of the loan commitment. There were no outstanding advances under the credit agreement at September 30, 2006 and December 31, 2005.
     The Amended Credit Agreement includes certain financial covenants and affirmative and negative covenants, including the maintenance of minimum Consolidated Net Worth, a minimum Consolidated Fixed Charge Coverage Ratio of 1.5:1.0 and a maximum Consolidated Leverage Ratio of 2.0:1.0. The covenants in the Amended Credit Agreement also restrict, among other things, the Company’s ability to incur liens, make certain investments, incur additional indebtedness, engage in certain fundamental corporate transactions, dispose of property or make certain restricted payments. Pursuant to the terms of the Amended Credit Agreement, the obligations of the Company may be accelerated upon the occurrence and continuation of an Event of Default. Such events include the following: (i) the failure to make principal, interest or fee payments when due (beyond applicable grace periods); (ii) the failure to observe and perform certain covenants contained in the Amended Credit Agreement; (iii) any representation or warranty made by the Company in the Amended Credit Agreement or related documents proves to be incorrect or misleading in any material respect when made or deemed made; and (iv) other customary events of default.
     The Company recorded $120 and $61 of interest expense for the three months ended September 30, 2006 and 2005, respectively, related to the amortization of loan costs, unused loan commitment fees and interest on advances. Interest expense for the nine months ended September 30, 2006 and 2005 was approximately $335 and $171, respectively.
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
9. EQUITY
Share Repurchase Program
     The Company completed its initial share repurchase program (announced in September 2005) during January 2006 with additional purchases of 23,933 shares at a cost of $601. Total shares purchased under the 2005 program totaled 1,840,802 at a cost of $50,000.
     On February 28, 2006, the Company announced that the board of directors authorized the repurchase of up to 1,000,000 additional shares of the Company’s common stock under a new share repurchase program. Share repurchases under this program could be made through open market purchases, block trades or in private transactions at such times and in such amounts as the Company deemed appropriate, based on a variety of factors including price, regulatory requirements, overall market conditions and other corporate opportunities. The Company completed this share repurchase program in September 2006 with a total purchase of 1,000,000 shares of its common stock at a cost of $23,456.
     On August 15, 2006, the Company announced that the board of directors authorized the repurchase of up to an additional $75 million of the Company’s common stock under a new share repurchase program. Share repurchases under the new program may be made through open market purchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate, based on a variety of factors including price, regulatory requirements, overall market conditions and other corporate opportunities. As of September 30, 2006, the Company had purchased 129,331 shares of its common stock under this new program at a cost of $2,997. Subsequent to September 30, 2006 and through October 27, 2006, the Company has repurchased an additional 705,000 shares of its common stock at a cost of $15,620.
     All repurchased shares are included in treasury shares at September 30, 2006.
10. STOCK COMPENSATION
     At September 30, 2006, the Company has several equity-based compensation plans from which stock-based compensation awards can or have been granted to eligible employees, officers and directors.
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
     As of September 30, 2006, there was approximately $9,460 of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock compensation plans. That expense is expected to be recognized over a weighted-average period of 1.8 years.
Stock Option Awards
     The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options on the grant-date under SFAS 123R, which is the same valuation technique previously used for pro forma disclosures under SFAS 123. The Company used the following weighted average assumptions for all options granted during the nine months ended September 30, 2006 and 2005:

	September 30,	September 30,
	2006	2005
Risk-free interest rate	4.71%	3.37%
Expected life (in years)	3.7	3.1
Expected volatility	50.83%	59.28%
Dividend yield	1.31%	1.34%
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

     A summary of stock option activity for the nine-month period ended September 30, 2006 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
Stock Options	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2006	2,891,544	$12.02
Granted	571,556	$27.59
Exercised	(631,558)	$9.84
Forfeited	(255,858)	$20.03
Expired	(14,705)	$25.35

Outstanding at September 30, 2006	2,560,979	$15.15	7.25	$38,810

Exercisable at September 30, 2006	1,339,842	$7.79	6.06	$10,435

     The weighted average grant-date fair value of stock options granted during the nine-months ended September 30, 2006 and 2005 was $10.96 and $8.39, respectively. The total intrinsic value of options exercised, determined as of the date of exercise, during the nine months ended September 30, 2006 and 2005 was $10,792 and $5,152, respectively. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for in-the-money stock options at September 30, 2006.
Non-Vested Stock Awards
     The fair value of non-vested stock awards equals the market value of the underlying common stock on the date of grant. A summary of non-vested stock activity for the nine months ended September 30, 2006 is as follows:

		Weighted
		Average Grant-
		Date Fair
Non-Vested Stock	Shares	Value
Outstanding at January 1, 2006	135,689	$22.10
Granted	58,053	$26.64
Vested	(28,007)	$20.78
Forfeited	(14,465)	$23.65

Outstanding at September 30, 2006	151,270	$23.94

     The weighted average grant-date fair value of non-vested stock awards granted during the nine months ended September 30, 2006 and 2005, was $26.64 and $20.79, respectively. The total fair value of non-vested stock awards that vested during the nine months ended September 30, 2006 was $696. There were no non-vested stock awards that vested during the nine months ended September 30, 2005.
Employee Stock Purchase Plan (“ESPP”)
     The Company has a shareholder approved ESPP. The first offering period of the plan was from July 1 through December 31, 2001. Internal employees of the Company, who regularly work more than 20 hours per week and have been employed with the Company for at least ninety days prior to the offering period, are eligible to participate in the plan. Participants, through payroll deductions, may purchase a maximum of 500 shares during the offering period at a cost of 85% of the lower of the stock price as of the beginning or ending of the stock offering period. During the nine months ended September 30, 2006 and 2005, 20,941 and 23,238, shares of common stock (from treasury), respectively, were sold to employees participating in the Company’s ESPP for proceeds of approximately $400 for each period.

11. INCOME TAXES
     The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for both federal and state income taxes. For the three and nine months ended September 30, 2006, the Company’s effective rate was 37.7% and 30.7%, respectively. In connection with the filing of a change in accounting method with the Internal Revenue Service in the second quarter of 2006, the Company reversed a tax reserve of approximately $1,973, which favorably impacted the Company’s effective tax rate for the nine-month period ended September 30, 2006. For the three and nine months ended September 30, 2005, the Company’s effective rate was 36.5% and 34.4%, respectively.
12. EARNINGS PER SHARE (“EPS”)
     The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2006:

Basic EPS:
Net income	$9,557	26,239,342	$0.36

Effect of dilutive securities:
Options to purchase common stock		703,828
Non-vested stock		24,779

Diluted EPS:
Net income	$9,557	26,967,949	$0.35

     For the three months ended September 30, 2006, 677,534 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2005:

Basic EPS:
Net income	$10,699	27,691,968	$0.39

Effect of dilutive securities:
Options to purchase common stock		1,050,635
Non-vested stock		19,185

Diluted EPS:
Net income	$10,699	28,761,788	$0.37

     For the three months ended September 30, 2005, 38,300 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Nine Months Ended September 30, 2006:

Basic EPS:
Net income	$24,655	26,248,449	$0.94

Effect of dilutive securities:
Options to purchase common stock		825,996
Non-vested stock		26,052

Diluted EPS:
Net income	$24,655	27,100,497	$0.91

     For the nine months ended September 30, 2006, 443,424 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Nine Months Ended September 30, 2005:
Basic EPS:
Net income	$27,484	27,583,708	$1.00

Effect of dilutive securities:
Options to purchase common stock		1,035,035
Non-vested stock		9,742

Diluted EPS:
Net income	$27,484	28,628,485	$0.96

     For the nine months ended September 30, 2005, 871,170 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties (some of which are beyond the Company’s control), other factors and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “Form 10-K”). See “Cautionary Note Regarding Forward-Looking Statements” below in this Item 2. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes contained in this report. Historical results are not necessarily indicative of trends in operating results for any future period.
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
     The Company continues to focus on increasing the profitability of each client employee as well as on increasing the overall number of client employees serviced. The Company believes that it can increase the overall number of client employees serviced through: (i) the enlargement of its target market focus to client prospects with 20-500 employees; (ii) the introduction of a mid-market segment with a target market focus of client prospects with 500-5,000 employees; (iii) the improvement of its human resource service offerings that will lead to higher current client employee retention levels; and (iv) the anticipated opening of additional full service offices. The Company opened its Chicago, IL office in September of 2006 and is on plan for three additional offices in the fourth quarter of 2006 in Charlotte, NC, Austin TX and San Antonio, TX. Office openings are also planned for 2007 at an average pace of one per month.
     The Company has announced a long-range strategic objective of providing its range of insourced human resource services to its clients on a non-co-employment platform. This option provides significant flexibility for a client by allowing them to retain the benefits and insurance programs of their choice without the risk to the Company associated with providing workers’ compensation and healthcare insurance programs to its clients. The Company expects to evolve towards this business model. To date, the results of this new business model have not had a significant impact on the Company’s revenues or results of operations.
     The following table provides information that the Company utilizes when assessing the financial performance of its business, the fluctuations of which are discussed under the “Results of Operations”:

	Three Months Ended September 30,
	2006	2005	% Change
Statistical data:
Client employees at period end	138,338	134,809	2.6%
Clients at period end (1)	7,911	8,300	(4.7)%
Average number of client employees/clients at period end	17.49	16.24	7.7%
Average number of client employees paid by month (2)	128,035	125,438	2.1%
Annualized average wage per average number of client employees paid by month (3)	$39,758	$38,831	2.4%
Annualized professional service fees per average number of client employees paid by month (3)	$1,316	$1,145	14.9%
Annualized gross profit per average number of client employees paid by month (3)	$1,581	$1,611	(1.9)%
Annualized operating income per average number of client employees paid by month (3)	$472	$526	(10.3)%
Annualized adjusted operating income per average number of client employees paid by month (3), (4), (5)	$378	$492	(23.2)%

	Nine Months Ended September 30,
	2006	2005	% Change
Statistical data:
Client employees at period end	138,338	134,809	2.6%
Clients at period end (1)	7,911	8,300	(4.7)%
Average number of client employees/clients at period end	17.49	16.24	7.7%
Average number of client employees paid by month (2)	127,976	120,871	5.9%
Annualized average wage per average number of client employees paid by month (3)	$39,786	$37,710	5.5%
Annualized professional service fees per average number of client employees paid by month (3)	$1,282	$1,153	11.2%
Annualized gross profit per average number of client employees paid by month (3)	$1,547	$1,539	0.5%
Annualized operating income per average number of client employees paid by month (3)	$370	$454	(18.5)%
Annualized adjusted operating income per average number of client employees paid by month (3), (4), (5)	$387	$418	(7.4)%

(1)	Clients measured by individual client Federal Employer Identification Number (FEIN).

(2)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(3)	Annualized statistical information is based upon actual period-to-date amounts, which have been annualized (divided by three or nine and multiplied by twelve) and then divided by the average number of client employees paid by month.

(4)	For purposes of calculating this statistic, operating income for the three and nine months ended September 30, 2005 has been reduced for the impact of the pro forma stock compensation expense of $1.1 million and $3.3 million, respectively, which was previously reported on a pro forma basis as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). See “Use of Non-GAAP Financial Measures.” For purposes of calculating this statistic, operating income for the three and nine months ended September 30, 2006 includes the effect of the implementation of SFAS No. 123R, Share-Based Payment (”SFAS 123R”), in that period.

(5)	For purposes of calculating this statistic, operating income for the three and nine months ended September 30, 2006 has been adjusted to exclude the effect of a $3.0 million gain and $1.65 million net loss, respectively, arising from the liquidation proceeding related to the Bermuda reinsurance company formerly responsible for covering the Company’s workers’ compensation claims liabilities between $0.5 million and $2.0 million. See additional discussion under “Operating Expenses” and “Use of Non-GAAP Financial Measures.”
     The Company believes that the primary challenges to its ability to increase the overall number of client employees serviced include the following:
•	the amount of time required for sales personnel to begin to acquire new client employees may be longer than anticipated;

•	the current client employee retention levels may decrease if clients decide to use alternative providers to service their human resource outsourcing needs;

•	the Company (under its co-employed service option) may not be able to continue to provide insurance-related products of a quality or price to acquire new client employees and to retain current client employees; and

•	the time to achieve acceptance by prospective clients of the Company’s new business model may be longer than anticipated.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Revenue
     The following table presents certain information related to the Company’s revenues for the three months ended September 30, 2006 and 2005:

	Three Months Ended
	September 30,	September 30,	%
	2006	2005	Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$42,131	$35,913	17.3%
Employee health and welfare benefits	87,916	84,533	4.0%
Workers’ compensation	26,469	29,083	(9.0)%
State unemployment taxes and other	4,099	3,367	21.7%

Total revenues	$160,615	$152,896	5.0%

Statistical data:
Gross salaries and wages (in thousands)	$1,272,617	$1,217,708	4.5%
Average number of client employees paid by month (1)	128,035	125,438	2.1%
Annualized average wage per average client employees paid by month (2)	$39,758	$38,831	2.4%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (3)	$2.34	$2.57	(8.9)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (3), (4)	$2.71	$3.28	(17.4)%
Annualized professional service fees per average number of client employees paid by month (2)	$1,316	$1,145	14.9%
Client employee health benefits participation	38%	38%	—

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Annualized statistical information is based upon actual quarter-to-date amounts, which have been annualized (divided by three and multiplied by twelve), and then divided by the average number of client employees paid by month.

(3)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(4)	Manual premium rate data is derived from tables of member insurance companies of American International Group, Inc. (“AIG”) in effect for 2006 and 2005, respectively.
     For the three months ended September 30, 2006, total revenues were $160.6 million compared to $152.9 million for the three months ended September 30, 2005, representing an increase of $7.7 million or 5.0%. Revenue growth was partially a result of the overall growth in the number of client employees served. Also, contributing to the growth were increases in the charges for professional service fees, as part of the Company’s strategy to enhance and emphasize the human resource consulting services that it provides to its clients, increases in fees for providing health and welfare benefits for client employees, and an increase in the state unemployment tax rates. These increases were partially offset by a reduction in workers’ compensation revenue as described below.
     As of September 30, 2006, the Company served approximately 7,900 clients, as measured by each client’s FEIN, with over 138,300 active client employees. This compares to approximately 8,300 clients, as measured by each client’s FEIN, with over 134,800 active client employees at September 30, 2005. The average number of client employees paid by month was 128,035 for the third quarter of 2006 compared to 125,438 for the third quarter of 2005. The increases in client employees and the average number of client employees paid by month are a function of organic growth in excess of client employee attrition for the quarterly periods and are a result of the Company’s strategy to extend the lifetime value of each client employee served and gain market penetration in existing markets. The decrease in the overall number of clients from September 30, 2005 to September 30, 2006 was more than offset by an increase in the number of employees per client.
     The annualized average wage of paid client employees for the three months ended September 30, 2006 increased 2.4% to $39,758 from $38,831 for the three months ended September 30, 2005. This increase is due, in part, to raises received by existing client employees and is also consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.
     Revenues from professional service fees increased to $42.1 million for the three months ended September 30, 2006, from $35.9 million for the three months ended September 30, 2005, representing an increase of $6.2 million or 17.3%. The increase was due to an increase in the average number of client employees paid and an increase in professional service fees charged. The overall effect of this was the increase in annualized professional service fees per average number of client employees paid by month of 14.9%, from $1,145 for the three months ended September 30, 2005 to $1,316 for the three months ended September 30, 2006. In the first quarter of 2006, the Company implemented the initial phases of its value proposition outreach campaign, which is a program designed to enhance and emphasize the human resource consulting services that it provides to its clients. This program contributed to the increase in the average professional service fee per client employee compared to the same quarter last year. The value proposition outreach campaign was completed in the second quarter of 2006 and is expected to positively impact professional service fees for the remainder of the year. The impact of the pricing initiative is also expected to positively influence the quality of gross profit by increasing the relative contribution of professional service fees.
     Revenues for providing health and welfare benefits for the three months ended September 30, 2006 were $87.9 million as compared to $84.5 million for the three months ended September 30, 2005, representing an increase of $3.4 million or 4.0%. Health and welfare benefit plan revenues partially increased as a result of the increase in the number of participants in the Company’s health and welfare benefit plans of approximately 2.6% due to an increase in the number of client employees. Additionally, health and welfare revenues increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.
     Revenues for providing workers’ compensation insurance coverage decreased to $26.5 million in the three months ended September 30, 2006, from $29.1 million in the three months ended September 30, 2005, representing a decrease of $2.6 million or 9.0%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the three months ended September 30, 2006, were 2.34% as compared to 2.57% for the same period in 2005, representing a decrease of 8.9%. Workers’ compensation charges decreased in the third quarter of 2006 primarily due to a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in 2006. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 17.4% during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage.
     Revenues from state unemployment taxes and other revenues increased to $4.1 million for the three months ended September 30, 2006 from $3.4 million for the three months ended September 30, 2005, representing an increase of $0.7 million or 21.7%. The increase was primarily due to an increase in salaries and wages as well as increases in the state unemployment tax rates that were passed along to clients.
Cost of Services
     The following table presents certain information related to the Company’s cost of services for the three months ended September 30, 2006 and 2005:

	Three Months Ended
	September 30,	September 30,
	2006	2005	% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$89,071	$83,901	6.2%
Workers’ compensation	15,474	14,655	5.6%
State unemployment taxes and other	5,467	3,832	42.7%

Total cost of services	$110,012	$102,388	7.4%

Statistical data:
Gross salaries and wages (in thousands)	$1,272,617	$1,217,708	4.5%
Average number of client employees paid by month (1)	128,035	125,438	2.1%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$1.37	$1.29	6.2%
Number of workers’ compensation claims (3)	1,574	1,742	(9.6)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	1.39x	1.54x	(9.7)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective period and does not include claims with respect to a specific policy year that are reported subsequent to the end of such period.
     Cost of services, which include the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $110.0 million for the three months ended September 30, 2006, compared to $102.4 million for the three months ended September 30, 2005, representing an increase of $7.6 million, or 7.4%. This increase was primarily due to the overall increase in client employees for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.
     The cost of providing health and welfare benefits to clients’ employees for the three months ended September 30, 2006 was $89.1 million as compared to $83.9 million for the three months ended September 30, 2005, representing an increase of $5.2 million or 6.2%. This increase was primarily attributable to an increase in the number of client employees participating in the health and welfare benefit plans and a higher cost of health benefits. Additionally, the three months ended September 30, 2006 health and welfare benefits expense was impacted by an increase in health benefit costs of $1.2 million due to claims development in the third quarter of 2006.
     Workers’ compensation costs were $15.5 million for the three months ended September 30, 2006, as compared to $14.7 million for the three months ended September 30, 2005, representing an increase of $0.8 million or 5.6%. For the three months ended September 30, 2006 and 2005, the Company revised its ultimate loss estimates for prior open policy years, which resulted in a net reduction of workers’ compensation expense of approximately $0.7 million and $7.8 million, respectively. During the third quarter of 2006 the Company also lowered its ultimate loss estimate for the current policy year, which resulted in an additional net reduction of workers’ compensation expense of approximately $4.4 million. These revisions were based upon continued favorable claims development that occurred during the periods.
     State unemployment taxes and other costs were $5.5 million for the three months ended September 30, 2006, compared to $3.8 million for the three months ended September 30, 2005, representing an increase of $1.6 million or 42.7%. The increase relates to both an increase in client employees and related taxable wages and increases in state unemployment tax rates beginning January 1, 2006 as well as an increase in costs associated with expanded client service offerings.
Operating Expenses
     The following table presents certain information related to the Company’s operating expenses for the three months ended September 30, 2006 and 2005:

	Three Months Ended
	September 30,	September 30,
	2006	2005	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$20,956	$18,346	14.2%
Other general and administrative	13,959	12,032	16.0%
Reinsurance contract gain	(3,000)	—	n/a
Depreciation and amortization	3,573	3,620	(1.3)%

Total operating expenses	$35,488	$33,998	4.4%

Statistical data:
Internal employees at quarter end	1,006	1,053	(4.5)%
     Total operating expenses were $35.5 million for the three months ended September 30, 2006 as compared to $34.0 million for the three months ended September 30, 2005, representing an increase of $1.5 million or 4.4%.
     Salaries, wages and commissions were $21.0 million for the three months ended September 30, 2006 as compared to $18.3 million for the three months ended September 30, 2005, representing an increase of $2.6 million or 14.2%. The increase is primarily a result of the increase in payroll costs associated with the hiring of additional senior management personnel during the second half of 2005 and first three quarters of 2006. Also included in the third quarter of 2006 is $1.1 million of stock-based compensation expense associated with the adoption of SFAS 123R, compared to $0.1 million of stock-based compensation expense recorded in the third quarter of 2005. For additional information regarding the Company’s adoption of SFAS 123R, see Note 1 and Note 10 to the financial statements contained in this report.
     Other general and administrative expenses were $14.0 million for the three months ended September 30, 2006 as compared to $12.0 million for the three months ended September 30, 2005, representing an increase of $1.9 million or 16.0%. This increase is primarily a result of costs associated with the Company’s expansion into mid-market and consulting fees associated with strategic initiatives.
     During the second quarter of 2006, the Company recorded a $4.65 million loss on a reinsurance contract related to its 2006 workers’ compensation program. On July 27, 2006, the Company determined that, as a result of the liquidation proceeding related to the Bermuda reinsurance company responsible for covering the layer of its workers’ compensation claims between $0.5 million and $2.0 million per occurrence and the related termination of its reinsurance contract, a loss of $4.65 million should be recorded as of June 30, 2006, which represented the entire premium paid for coverage in 2006. During the third quarter of 2006, the Company recorded a gain on the reinsurance contract as a result of the receipt of $3.0 million pursuant to a court-approved settlement, which also called for the admission in the liquidation proceeding of an unsecured claim against the reinsurer in the amount of $2.2 million. The settlement is without prejudice to any claims Gevity may have against third parties relating to the reinsurer’s liquidation. The Company is actively pursuing additional recovery. Future amounts recovered, if any, will be recognized in income when realization is assured beyond a reasonable doubt. In light of the liquidation proceeding, during the second quarter of 2006 the Company secured comparable coverage for the layer of claims between $0.5 million and $2.0 million from AIG retroactively effective to January 1, 2006. The cost of the replacement coverage related to the first nine months of 2006 (approximately $3.7 million), has been included in cost of services for the nine months ended September 30, 2006 and replaces the cost incurred from the original policy.
     Depreciation and amortization expenses were $3.6 million for the three months ended September 30, 2006 and 2005. Depreciation expense is expected to increase as the Company completes approximately $7.3 million of technology related projects in the fourth quarter of 2006.
Income Taxes
     Income taxes were $5.8 million for the three months ended September 30, 2006 compared to $6.1 million for the three months ended September 30, 2005. The decrease is primarily due to a reduction in taxable income for the third quarter of 2006 compared to the third quarter of 2005. The Company’s effective tax rate for the three months ended September 30, 2006 and 2005 was 37.7% and 36.5%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits.
Net Income and Diluted Earnings Per Share
     As a result of the factors described above, net income decreased 10.7% to $9.6 million for the three months ended September 30, 2006 compared to $10.7 million for the three months ended September 30, 2005. Net income per common share on 27.0 million diluted shares was $0.35 for the three months ended September 30, 2006, compared to net income per common share of $0.37 on 28.8 million diluted shares for the three months ended September 30, 2005.
     Excluding the impact of the $3.0 million gain on the reinsurance contract for the three months ended September 30, 2006 ($1.8 million net of income tax) and including the impact of the SFAS 123 pro forma stock compensation expense of $1.1 million for the three months ended September 30, 2005 ($0.7 million net of income tax), net income would have decreased 22.7% from $10.0 million to $7.7 million for the three months ended September 30, 2005 and 2006, respectively, and diluted earnings per share would have decreased 17.1% from $0.35 to $0.29, respectively. See “Use of Non-GAAP Financial Measures.”

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Revenue
     The following table presents certain information related to the Company’s revenues for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,	September 30,
	2006	2005	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$123,051	$104,484	17.8%
Employee health and welfare benefits	265,212	245,244	8.1%
Workers’ compensation	79,739	85,405	(6.6)%
State unemployment taxes and other	23,510	19,492	20.6%

Total revenues	$491,512	$454,625	8.1%

Statistical data:
Gross salaries and wages (in thousands)	$3,818,766	$3,418,508	11.7%
Average number of client employees paid by month (1)	127,976	120,871	5.9%
Annualized average wage per average client employees paid by month (2)	$39,786	$37,710	5.5%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (3)	$2.35	$2.69	(12.6)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (3), (4)	$2.74	$3.29	(16.7)%
Annualized professional service fees per average number of client employees paid by month (2)	$1,282	$1,153	11.2%
Client employee health benefits participation	38%	38%	—

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Annualized statistical information is based upon actual year-to-date amounts, which have been annualized (divided by nine and multiplied by twelve), and then divided by the average number of client employees paid by month.

(3)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(4)	Manual premium rate data is derived from tables of member insurance companies of AIG in effect for 2006 and 2005, respectively.
     For the nine months ended September 30, 2006, total revenues were $491.5 million compared to $454.6 million for the nine months ended September 30, 2005, representing an increase of $36.9 million or 8.1%. Revenue growth was primarily a result of the overall growth in the number of client employees served. Also, contributing to the growth were increases in the charges for professional service fees, as part of the Company’s strategy to enhance and emphasize the human resource consulting services that it provides to its clients, increases in fees for providing health and welfare benefits for client employees, and an increase in the state unemployment tax rates. These increases were partially offset by a reduction in workers’ compensation revenue as described below.

     The average number of client employees paid by month was 127,976 for the nine months ended September 30, 2006 compared to 120,871 for the nine months ended September 30, 2005, representing an increase of 5.9%. The increase in the average number of client employees paid by month is a function of organic growth in excess of client employee attrition for the period.
     The annualized average wage of paid client employees for the nine months ended September 30, 2006 increased 5.5% to $39,786 from $37,710 for the nine months ended September 30, 2005. This increase is due, in part, to raises received by existing client employees and is also consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.
     Revenues from professional service fees increased to $123.1 million for the nine months ended September 30, 2006, from $104.5 million for the nine months ended September 30, 2005, representing an increase of $18.6 million or 17.8%. The increase was due to an increase in the average number of client employees paid and an increase in professional service fees charged. The overall effect of this was the increase in annualized professional service fees per average number of client employees paid by month of 11.2%, from $1,153 for the nine months ended September 30, 2005 to $1,282 for the nine months ended September 30, 2006. In the first quarter of 2006, the Company implemented the initial phases of its value proposition outreach campaign, which is a program designed to enhance and emphasize the human resource consulting services that it provides to its clients. This program contributed to the increase in the average professional service fee per client employee compared to the same period last year. The value proposition outreach campaign was fully implemented during the second quarter of 2006 and is expected to positively impact professional service fees for the remainder of the year. The impact of the pricing initiative is also expected to positively influence the quality of gross profit by increasing the relative contribution of professional service fees.
     Revenues for providing health and welfare benefits for the nine months ended September 30, 2006 were $265.2 million as compared to $245.2 million for the nine months ended September 30, 2005, representing an increase of $20.0 million or 8.1%. Health and welfare benefit plan revenues primarily increased as a result of the increase in the number of participants in the Company’s health and welfare benefit plans (approximately 5.6%) due to an increase in the number of client employees. Additionally, health and welfare revenues increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.
     Revenues for providing workers’ compensation insurance coverage decreased to $79.7 million in the nine months ended September 30, 2006, from $85.4 million in the nine months ended September 30, 2005, representing a decrease of $5.7 million or 6.6%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the nine months ended September 30, 2006, were 2.35% as compared to 2.69% for the same period in 2005, representing a decrease of 12.6%. Workers’ compensation charges decreased in the nine months ended September 30, 2006 primarily due to a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in 2006. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 16.7% during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage.
     Revenues from state unemployment taxes and other revenues increased to $23.5 million for the nine months ended September 30, 2006 from $19.5 million for the nine months ended September 30, 2005, representing an increase of $4.0 million or 20.6%. The increase was primarily due to an increase in salaries and wages as well as increases in the state unemployment tax rates that were passed along to clients.
Cost of Services
     The following table presents certain information related to the Company’s cost of services for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,	September 30,
	2006	2005	% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$263,188	$241,282	9.1%
Workers’ compensation	53,356	54,760	(2.6)%
State unemployment taxes and other	26,465	19,110	38.5%

Total cost of services	$343,009	$315,152	8.8%

Statistical data:
Gross salaries and wages (in thousands)	$3,818,766	$3,418,508	11.7%
Average number of client employees paid by month (1)	127,976	120,871	5.9%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$1.57	$1.73	(9.2)%
Number of workers’ compensation claims (3)	4,582	4,717	(2.9)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	1.35x	1.49x	(9.4)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective period and does not include claims with respect to a specific policy year that are reported subsequent to the end of such period.
     Cost of services, which include the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $343.0 million for the nine months ended September 30, 2006, compared to $315.2 million for the nine months ended September 30, 2005, representing an increase of $27.9 million, or 8.8%. This increase was primarily due to the overall increase in client employees for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
     The cost of providing health and welfare benefits to clients’ employees for the nine months ended September 30, 2006 was $263.2 million as compared to $241.3 million for the nine months ended September 30, 2005, representing an increase of $21.9 million or 9.1%. This increase was primarily attributable to an increase in the number of client employees participating in the health and welfare benefit plans and a higher cost of health benefits. The nine month periods ended September 30, 2006 and 2005 were both benefited by a net reduction in health benefit costs of $2.0 million and $3.9 million, respectively, related to the finalization of prior year premium recalls and a reduction in the incurred but not reported claim reserves based upon favorable claims experience in the period.
     Workers’ compensation costs were $53.4 million for the nine months ended September 30, 2006, as compared to $54.8 million for the nine months ended September 30, 2005, representing a decrease of $1.4 million or 2.6%. The nine month periods ended September 30, 2006 and 2005 were benefited by a net reduction in the Company’s ultimate loss estimates for prior open policy years of approximately $2.5 million and $7.8 million, respectively, based upon favorable claims development and a reduction of prior year premium expenses of $1.5 million and $0.6 million, respectively, based upon the resolution of premium expense audits. After consideration of adjustments to prior open policy years ultimate loss reserves and premium expenses, workers’ compensation costs decreased period over period as a result of improved claims metrics during 2006 as compared to 2005. In the third quarter of 2006, the Company lowered its current year loss estimates by approximately $4.4 million as a result. These decreases were partially offset by an increase in workers’ compensation costs as a result of the increase in client employees and associated payroll costs.
     State unemployment taxes and other costs were $26.5 million for the nine months ended September 30, 2006, compared to $19.1 million for the nine months ended September 30, 2005, representing an increase of $7.4 million or 38.5%. The increase relates to both an increase in client employees and related taxable wages and increases in state unemployment tax rates beginning January 1, 2006, as well as an increase in costs associated with expanded client service offerings.
Operating Expenses
     The following table presents certain information related to the Company’s operating expenses for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,	September 30,
	2006	2005	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$61,331	$52,765	16.2%
Other general and administrative	39,634	34,410	15.2%
Reinsurance contract loss	1,650	—	n/a
Depreciation and amortization	10,406	11,107	(6.3)%

Total operating expenses	$113,021	$98,282	15.0%

Statistical data:
Internal employees at quarter end	1,006	1,053	(4.5)%
     Total operating expenses were $113.0 million for the nine months ended September 30, 2006 as compared to $98.3 million for the nine months ended September 30, 2005, representing an increase of $14.7 million or 15.0%.
     Salaries, wages and commissions were $61.3 million for the nine months ended September 30, 2006 as compared to $52.8 million for the nine months ended September 30, 2005, representing an increase of $8.6 million or 16.2%. The increase is primarily a result of the increase in payroll costs associated with the hiring of additional senior management personnel during the second half of 2005 and first three quarters of 2006. Also included in the first three quarters of 2006 is $3.0 million of stock compensation expense associated with the adoption of SFAS 123R, compared to $0.3 million of stock-based compensation expense recorded in the first three quarters of 2005. For additional information regarding the Company’s adoption of SFAS 123R, see Note 1 and Note 10 to the financial statements contained in this report.
     Other general and administrative expenses were $39.6 million for the nine months ended September 30, 2006 as compared to $34.4 million for the nine months ended September 30, 2005, representing an increase of $5.2 million or 15.2%. This increase is primarily a result of an overall increase in general and administrative costs and includes costs associated with the Company’s expansion into mid-market, consulting fees associated with strategic initiatives and costs related to the first quarter 2006 relocation of the Company’s field support center in Bradenton, Florida.
     The net reinsurance contract loss for the year was $1.65 million as a result of the initial $4.65 million loss recorded in the second quarter of 2006 and the related recovery of $3.0 million recorded in the third quarter of 2006 as previously discussed.

     Depreciation and amortization expenses were $10.4 million for the nine months ended September 30, 2006 compared to $11.1 million for the nine months ended September 30, 2005. The decrease is primarily attributable to a greater number of assets reaching the end of their depreciable lives compared to assets put into service during the first three quarters of 2006. Depreciation expense is expected to increase as the Company completes approximately $7.3 million of technology related projects in the fourth quarter of 2006.
Income Taxes
     Income taxes were $10.9 million for the nine months ended September 30, 2006 compared to $14.4 million for the nine months ended September 30, 2005. The decrease is primarily due to a decrease in taxable income for the first three quarters of 2006 compared to the first three quarters of 2005 and a decrease in the Company’s effective tax rate from 34.4% to 30.7% for the nine months ended September 30, 2005 and 2006, respectively. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits and the Company’s effective tax rate for the first nine months of 2006 was favorably impacted as a result of the filing of a change in accounting method with the Internal Revenue Service in the second quarter of 2006 and the related reversal of a tax reserve of approximately $2.0 million.
Net Income and Diluted Earnings Per Share
     As a result of the factors described above, net income decreased 10.3% to $24.7 million for the nine months ended September 30, 2006 compared to $27.5 million for the nine months ended September 30, 2005. Net income per common share on 27.1 million diluted shares was $0.91 for the nine months ended September 30, 2006, compared to net income per common share of $0.96 on 28.6 million diluted shares for the nine months ended September 30, 2005.
     Excluding the impact of the $1.65 million loss on the reinsurance contract for the nine months ended September 30, 2006 ($1.0 million net of income tax) and including the impact of the SFAS 123 pro forma stock compensation expense of $3.3 million for the nine months ended September 30, 2005 ($2.2 million net of income tax), net income would have increased 1.42% from $25.3 million to $25.7 million for the nine months ended September 30, 2005 and 2006, respectively, and diluted earnings per share would have increased 8.0% from $0.88 to $0.95, respectively. See “Use of Non-GAAP Financial Measures.”
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
     General
     The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its collateralization requirements for insurance coverage, purchases of shares of its common stock under its share repurchase program, plans for expansion of its human resource outsourcing portfolio through acquisitions, possible acquisitions of businesses complementary to the business of the Company, and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to obtain additional capital from either private or public sources.
     The Company currently believes that its current cash balances and cash flow from operations will be sufficient to meet its operational requirements for the next 12 months, excluding cash required for acquisitions, if any. In addition, the Company has an available unsecured line of credit for $50.0 million with Bank of America, N.A. See Note 7 to the condensed consolidated financial statements contained in this report for additional information regarding the Company’s line of credit.

     The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees and the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; (iv) workers’ compensation insurance charges (if applicable); and (v) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on coverage levels elected by the client and the client employees. Included in the Company’s billings during the first nine months of 2006 were salaries, wages and payroll taxes of client employees of $4.1 billion. The billings to clients are managed from a cash flow perspective so that a matching generally exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of each of the Company’s professional services agreements, the Company is obligated to make certain wage, tax and regulatory payments even if the related payments are not made by its clients. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client and generally, the Company has the right to immediately terminate the client relationship for non-payment. To the extent this objective is not achieved, short-term cash requirements can be significant. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.
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
     At September 30, 2006, the Company had $63.1 million in total cash and cash equivalents and restricted marketable securities, of which $55.0 million was unrestricted. At September 30, 2006, the Company had pledged $8.1 million of restricted marketable securities as collateral for certain standby letters of credit and in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans:

	September 30,	December 31,
	2006	2005
	(in thousands)
Certificates of deposit — restricted:
Other	$—	$33

Total certificates of deposit — restricted	—	33

Short-term marketable securities — restricted:
General insurance collateral obligations — AIG	4,423	4,281

Total short-term marketable securities — restricted	4,423	4,281

Long-term marketable securities restricted:
Workers’ compensation collateral — AIG	3,701	3,582

Rabbi trust	—	4,309

Total long-term marketable securities — restricted	3,701	7,891

Total restricted assets	$8,124	$12,205

     During the third quarter of 2006, the Company terminated its non-qualified deferred compensation plan and the restricted assets held in the related rabbi trust were distributed to the plan participants.

     The Company’s obligation to Blue Cross/Blue Shield of Florida (“BCBSFL”), under its current contract, may require an irrevocable letter of credit (“LOC”) in favor of BCBSFL if a coverage ratio, as set forth in the BCBSFL agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirements, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $9.0 million during the last twelve months). As of September 30, 2006, the minimum coverage ratio was met and no LOC was required. The Company was not required to collateralize the Aetna program for 2005 and 2006.
     The Company does not anticipate any additional collateral obligations to be required in 2006 for its workers’ compensation arrangements.
     As of September 30, 2006, the Company has recorded a $104.5 million receivable from AIG representing workers’ compensation premium payments made to AIG related to program years 2000 through 2006 in excess of the present value of the estimated claims liability. This receivable represents a significant concentration of credit risk for the Company.
     Cash Flows from Operating Activities
     At September 30, 2006, the Company had net working capital of $7.9 million, including restricted funds classified as short-term of $4.4 million, compared to a net working capital deficit of $6.2 million as of December 31, 2005, including $4.3 million of restricted funds classified as short-term. The increase in working capital was primarily due to the net effect of a reduction in accrued payroll and taxes related to timing differences, a decrease in amounts due from AIG related to the Company’s workers’ compensation policies as a result of the receipt of the annual loss fund true-up in the third quarter of 2006 and other working capital changes.
     Net cash provided by operating activities was $37.6 million for the nine months ended September 30, 2006 as compared to net cash provided by operating activities of $55.6 million for the nine months ended September 30, 2005, representing a decrease of $18.0 million. Cash flows from operating activities are significantly impacted by the timing of client payrolls, the day of the week on which a fiscal period ends and the existence of holidays at or immediately following a period end. The overall decrease in cash from operating activities was primarily due to net timing differences and was also favorably impacted by the 2006 receipt of approximately $59.1 million from AIG in connection with the workers’ compensation policy true-ups.
     If current workers’ compensation trends continue, the Company expects to receive approximately $21.5 million from AIG during the third quarter of 2007 as a net return premium in connection with the premium true-ups related to the 2000-2006 program years. Additional releases of premium by AIG are also anticipated in future years if such trends continue. The Company believes that it has provided AIG a sufficient amount of cash to cover its short-term and long-term workers compensation obligations related to open policy years.
     Cash Flow from Investing Activities
     Cash used in investing activities for the nine months ended September 30, 2006 of $13.6 million, primarily related to capital expenditures for technology-related items and includes approximately $1.4 million of capital expenditures made by the Company in 2005 and paid for in 2006. Cash used in investing activities for the nine months ended September 30, 2005 of $3.9 million primarily related to capital expenditures. The Company plans to spend approximately $1.0 million on capital expenditures (primarily technology related) during the remainder of 2006 and is in the process of budgeting 2007 capital expenditures. Capital expenditures are expected to be funded through operations and/or financing arrangements.

     Cash Flow from Financing Activities
     Cash used in financing activities for the nine months ended September 30, 2006 of $21.5 million was a result of the net effect of $25.7 million used to repurchase 1,078,230 shares of the Company’s common stock under its stock repurchase programs, including $3.4 million related to the purchase of 128,400 shares made in 2005 and paid for in 2006 (see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a discussion of the current stock repurchase program); $6.6 million of cash dividends paid; $6.6 million received from directors, officers and employees of the Company upon the exercise of 631,558 stock options and the purchase of 20,941 shares of common stock under the Company’s employee stock purchase plan; and $4.2 million related to excess tax benefits received by the Company for its share-based arrangements. SFAS 123R changed the presentation of tax benefits received in excess of amounts determined based upon the compensation expense recognized. Previously, these amounts were considered sources of cash in the operating activities section of the statement of cash flows. For periods after adopting SFAS 123R under the modified prospective method, these excess tax benefits will be presented as a source of cash in the financing activities section of the statement of cash flows.
     Cash used in financing activities during the nine months ended September 30, 2005 of $5.0 million was the result of the net effect of $5.5 million of cash dividends paid, $2.2 million to repurchase 81,900 shares of the Company’s common stock, and cash received of approximately $2.7 million from directors, officers and employees of the Company upon the exercise of 376,190 stock options and the purchase of 23,238 shares of common stock under the Company’s employee stock purchase plan.
     Subsequent to September 30, 2006 and through October 27, 2006, the Company has repurchased an additional 705,000 shares of its common stock at a cost of $15.6 million.
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

     Additionally, the Company has adopted the provisions of SFAS 123R effective January 1, 2006, utilizing the modified prospective application. See Note 1 and Note 10 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q for information regarding the Company’s implementation and impact of this new accounting standard as well as information on the impact of other recently issued accounting standards.
     SFAS 123R requires that stock-compensation expense recognized during the period be based on the value of the stock-based awards that are ultimately expected to vest. Stock-based compensation expense in the statement of operations for the first three quarters of 2006 is based upon awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated its forfeiture rate for unvested stock-based awards upon the adoption of SFAS 123R and stock-based awards issued during the first three quarters of 2006 based upon historical experience.
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
Use of Non-GAAP Financial Measures
     The non-GAAP data contained in this Quarterly Report on Form 10-Q presents net income, earnings per share and statistical information based upon operating income for the three and nine months ended September 30, 2006 and 2005 that is adjusted for the impact of the reinsurance contract loss (and subsequent recovery) as well as stock-based compensation expense. The Company has included non-GAAP financial information for the three and nine month periods ended September 30, 2006 and 2005 because it believes generally that such information provides management and investors a more complete and transparent understanding of the Company’s results and trends and allows management and investors to compare the actual GAAP results for the three and nine months ended September 30, 2006 and 2005 on a consistent basis. In addition, management uses the non-GAAP financial information for forecasting, budgeting and other analytical purposes.

     The three and nine months ended September 30, 2006 is adjusted to exclude the impact of the loss (and subsequent recovery) on the reinsurance contract previously described as the Company believes that this was a one-time net loss due to the unusual nature of the liquidation proceeding pertaining to the Bermuda reinsurer. The three and nine months ended September 30, 2005 is adjusted to include stock-based compensation expense, which prior to January 1, 2006 had been previously recognized on a pro forma basis in accordance with SFAS 123. The Company adopted the provisions of SFAS 123R on January 1, 2006 utilizing the modified prospective application of transition and therefore has not restated prior results. The adjustment for stock-based compensation expense was made to provide a more complete understanding of the trends between 2005 and 2006.
     The reconciliation of the GAAP to non-GAAP disclosures is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Operating income – GAAP	$15,115	$16,510	$35,482	$41,191
SFAS 123 pro forma stock compensation expense	—	(1,089)	—	(3,338)
Reinsurance contract (gain) loss	(3,000)	—	1,650	—

Operating income – non-GAAP	$12,115	$15,421	$37,132	$37,853

Net income – GAAP	$9,557	$10,699	$24,655	$27,484
SFAS 123 pro forma stock compensation expense	—	(683)	—	(2,190)
Reinsurance contract (gain) loss	(1,815)	—	998	—

Net income – non-GAAP	$7,742	$10,016	$25,653	$25,294

Net income per common share – diluted – GAAP	$0.35	$0.37	$0.91	$0.96
SFAS 123 pro forma stock compensation expense	—	(0.02)	—	(0.08)
Reinsurance contract (gain) loss	(0.06)	—	0.04	—

Net income per common share – diluted – Non-GAAP	$0.29	$0.35	$0.95	$0.88

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
     We may not be successful in recovering the remaining premium we paid to the Bermuda reinsurance company that is subject to liquidation proceeding.
          We cannot assure you that we will be successful in recovering the remaining $1.65 million in premium that we paid to a Bermuda reinsurance company that became the subject of a liquidation proceeding in Bermuda. The reinsurer became subject to the liquidation proceeding as a result of its failure to meet regulatory obligations of the Bermuda Monetary Authority. In the second quarter of 2006 we recorded a loss for the full amount of the premium we paid to the reinsurer for coverage in 2006 ($4.65 million) and then recovered a portion of the premium in the third quarter of 2006 ($3.0 million). There are several risks to the recovery of all or a portion of the remaining premium including a potential lack of funds in the estate and the potential for an adverse ruling in the liquidation proceeding.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The following table provides information about Company purchases during the three months ended September 30, 2006, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

			Total Number of	Approximate	Approximate
	Total		Shares Purchased	Number of	Dollar Value of
	Number of		as Part of	Shares That May	Shares That May
	Shares	Average	Publicly	Yet Be Purchased	Yet Be Purchased
	Purchased	Price Paid	Announced	Under the	Under the Program
Period	(1), (2)	per Share	Program (1), (2)	Program (1)	($000’s) (2)
7/01/2006 – 7/31/2006	—	—	—	—	—
8/01/2006 – 8/31/2006	300,775	$24.06	300,775	293,154	$75,000
9/01/2006 – 9/30/2006	422,485	$22.73	422,485	—	$72,003

Total	723,260	$23.28	723,260

(1)	On February 28, 2006, the Company announced that the board of directors had authorized the purchase of up to 1,000,000 additional shares of the Company’s common stock under a new share repurchase program. Share repurchases under this program were to be made through open market repurchases, block trades or in private transactions at such times and in such amounts as the Company deemed appropriate based upon a variety of factors including price, regulatory requirements, market conditions and other corporate opportunities. The Company completed this share repurchase program in September 2006.

(2)	On August 15, 2006, the Company announced that the board of directors had authorized the purchase of up to an additional $75.0 million of the Company’s common stock under a new share repurchase program. Share repurchases under the new program are to be made through open market repurchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate based upon a variety of factors including price, regulatory requirements, market conditions and other corporate opportunities.
ITEM 6. Exhibits
10.1	Agreement between Gevity HR, Inc. and Roy King, effective October 13, 2006.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.
Dated: November 1, 2006	/s/ PETER C. GRABOWSKI
Peter C. Grabowski
Chief Financial Officer (Principal Financial and Accounting Officer)