Form 10-K
period 2006-12-31
GEVITY HR INC
filed 2007-03-16
CIK 1035185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-22701

GEVITY HR, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0735612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9000 Town Center Parkway Bradenton, Florida (Address of principal executive offices)	34202 (Zip Code)

(Registrant’s Telephone Number, Including Area Code):
(941) 741-4300

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share Common Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:
None

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

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price per share for the registrant’s common stock as reported on the Nasdaq Global Select Market, was approximately $693.2 million.

The number of shares of the registrant’s common stock, outstanding as of February 28, 2007, was 24,442,177.

DOCUMENTS INCORPORATED BY REFERENCE

PART III — Portions of the registrant’s definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders of Gevity HR, Inc. expected to be held May 16, 2007, are incorporated herein by reference in Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this report, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not purely historical may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), including without limitation, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. Forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by forward-looking statements, including those described in “Item 1A. Risk Factors” and the risks that are described in the reports that the Company files with the Securities and Exchange Commission (“SEC”).

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

General

Gevity HR, Inc. (“Gevity” or the “Company”) delivers the Gevity Edgetm, a comprehensive employment management solution comprised of innovative management and administration services, helping employers:

•	Streamline human resource (“HR”) administration. Gevity takes the stress and effort out of payroll management and administration, benefits and benefits administration.

•	Optimize HR practices. Gevity works with the client’s team to build structure — policies, procedures and communications — for effective employment management, hiring practices and risk management over time.

•	Maximize people and performance. Gevity helps hone the skills and capabilities of clients’ staff and management for long-term employee retention and business success.

Gevity’s employment management solution is designed to positively impact its clients’ business results by:

•	increasing clients’ productivity by improving employee performance and generating greater employee retention;

•	allowing clients and their employees to focus on revenue producing activities rather than HR matters; and

•	reducing clients’ exposure to liabilities associated with non-compliance with HR-related regulatory and tax matters.

Essentially, Gevity serves as the full-service HR department for these businesses, providing each employee with support previously only available at much larger companies.

The Company serves a growing and diverse client base of small and mid-sized businesses in a wide variety of industries. The Company’s clients have employees located in all 50 states and the District of Columbia. These clients and their employees are served by a network of 42 offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, New Jersey, New York, North Carolina, Tennessee and Texas. In addition, the Company has internal employees located onsite at certain client facilities. As of December 31, 2006, the Company served approximately 7,400 clients, as measured by individual client Federal Employer Identification Numbers (“FEIN”), with approximately 128,400 active client employees. For the year ended December 31, 2006, the Company’s top 25 clients represented approximately 7.7% of its client billings, with no single client representing more than 2.4% of its client billings.

The Company’s operations are conducted through a number of wholly-owned subsidiaries. The terms “Company” or “Gevity” as used in this report includes Gevity HR, Inc. and its subsidiaries.

The Company was incorporated in Florida and consummated its initial public offering in 1997 after acquiring all of the assets of a predecessor professional employer organization business. In May 2002, the Company’s shareholders voted to change the Company’s name from “Staff Leasing, Inc.” to “Gevity HR, Inc.”

Until 2002, the Company’s business was primarily focused on providing cost effective insurance offerings and payroll processing services for its clients. Since then the Company has shifted its business model to focus on providing its clients with a comprehensive, full service HR management solution. The Company believes that this important shift in focus allows it to better serve its client base and grow its business.

Thousands of small and mid-sized businesses nationwide leverage the flexibility and scalability of the Company’s HR solution to help them maximize the return on investment in their people. To date, Gevity has primarily delivered this solution, Gevity Edge, through co-employment, an arrangement in which the client assigns certain employment-related responsibilities to Gevity. The primary purpose of the co-employment business model is to augment full-service HR support with health care and workers’ compensation insurance under Gevity’s master policies. Once co-employed by Gevity, client employees not only enjoy full-service HR support but also become part of an insured pool of client employees.

While many clients benefit from the added insurance protection offered by the co-employment business model, Gevity has been increasingly confronted with the demand for its Gevity Edge full-service HR solution on a stand-alone basis, separate from insurance coverage. In response, the Company developed a new business model in 2004 that allowed it to deliver the Gevity Edge solution detached from insurance coverage and without entering into a co-employment arrangement with the client. Now available as an option, Gevity Edge Selecttm, the non co-employed version of Gevity Edge serves the needs of broader markets. Gevity Edge Select is expected to allow the Company to accelerate the transition away from the co-employment business model and reduce the Company’s exposure to client insurance risk. This transitioned business model creates expanded market potential. It also provides for improved quality and predictability of financial results as earnings are expected to no longer include margins from taking client insurance risk. As Gevity completes the milestones in its non co-employment initiative, the Company expects to reach its long-term performance standard of all revenues consisting of 100% service fees by 2009.

At the beginning of 2006, the Company embarked on a ’multi-layer’ growth strategy consisting of a multitude of parallel efforts designed to generate a greater percentage of profits from professional service fees while simultaneously accelerating growth in the number of client employees served. The growth strategy is comprised of five facets:

•	Intra client — identification of growth opportunities within the existing client portfolio through pricing and retention;

•	Intra market — generation of growth through further penetration of existing markets driven by sales production and productivity;

•	Mid-market — expansion of the client portfolio through the addition of clients with 500-5,000 employees;

•	New markets — expansion of field offices through the addition of four full service offices during 2006;

•	Acquisition opportunities — introduction of a disciplined strategic acquisition program.

During 2006, the Company took several important steps to execute on its multi-layer growth strategy and revised its approach where necessary.

•	Intra client — the Company successfully completed its “value proposition outreach” campaign by communicating its unique value proposition to its clients, which resulted in an increase in professional service fees of approximately 15.9% elevating the contribution of professional service fees to gross profit from 72% in 2005 to 80% in 2006. In addition, the Company recommitted itself to providing high quality service through the “Keep Clients First” campaign.

•	Intra market — in order to gain market share in existing markets, the Company created greater flexibility for its clients by offering additional health plan options in 2006 through the introduction of carrier choice. At the same time, health premiums were increased to retail rates, which was considered an essential step in the transition to a 100% recurring service fee driven business model in an insurance risk-free environment.

•	Mid-market — the Company remains committed to its current mid-market clients and growth initiative. The Company has revised its mid-market approach away from a dedicated sales team and has reintegrated mid-market sales into existing field operations which resulted in the addition of a mid-market client in January 2007.

•	New markets — the Company met its 2006 plan of opening four new full service field offices. New offices were opened in Charlotte, North Carolina, Chicago, Illinois, and Austin and San Antonio, Texas. Future office openings in 2007 are expected to be in and around current markets, with the pace and timing of these openings linked to demonstrated growth within the market.

•	Acquisition opportunities — the Company has adopted a strategic acquisition program that resulted in the acquisition of HRAmerica, Inc. in February 2007. This acquisition will provide Gevity with a technology platform to take Gevity Edge Select to market on a broader scale, which is a key step in the transition to a 100% recurring service fee driven business model.

Human Resource Outsourcing Industry

The Company believes that small and mid-sized businesses are the primary drivers of economic growth and the chief source of job growth. Dun & Bradstreet estimates that during 2006, 46% of the U.S. workforce was comprised of these companies.

These businesses are also potential HR outsourcing customers since many desire to outsource non-core business functions, reduce regulatory compliance risk, rationalize the number of service providers that they use and reduce costs by integrating HR systems and processes. According to Dun & Bradstreet, during 2006:

•	there were approximately 61.3 million employees working for companies with between 10 and 499 employees, which is defined as the small and emerging market segment; and

•	there were approximately 25.6 million employees working for companies with between 500 and 1,999 employees, which is defined as the mid-market segment.

The Company believes that the small and emerging market segment of the HR outsourcing market is particularly attractive because:

•	this segment is large and has a low penetration rate of outsourced comprehensive HR services;

•	small and mid-sized businesses typically have fewer in-house resources than larger businesses and, as a result, are generally more dependent on their outsourced service providers;

•	businesses of this size select service providers primarily based upon the quality of service, ease of use, and responsiveness to clients’ needs;

•	businesses of this size generally do not require customized solutions, enabling service providers to obtain significant scale advantages if they operate on an integrated technology platform; and

•	this segment is characterized by a relatively short sales cycle and lower client acquisition cost as compared to the large business market.

The Company also believes that the mid-market segment is currently underserved and shares some of the attributes above that make small and emerging market companies an attractive market.

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

Streamline HR administration — Gevity takes the stress and effort out of payroll management and administration, benefits and benefits administration.

Payroll1 + Payroll Administration

Services	Online Tools

Administrative processing:	Web-based HRMS[2] access For Administrators:
• Payroll processing	• Account information
• W-2 preparation and delivery	• Employee data
• Tax processing and payment	• Reports
• Paid time off processing	For Employees:
• Health and welfare plan processing	• Personal information
• Time and attendance service	• Payroll history
Unemployment claims support
Payroll and HR-related reports

Benefits1 + Benefits Administration

Services	Online Tools

Benefits and insurance plan options	Web-based HRMS access
Retirement plan options	For Administrators:
Workers’ compensation insurance options	• Annual Benefits Enrollment
Employee Assistance Program	• Reports
For Employees:
• Benefits information

Optimize HR practices — Gevity works with clients to build structure — policies, procedures and communications — for effective employment management, hiring practices and risk management over time.

1 Gevity Edge Select clients retain their own benefits, and Gevity processes payroll and taxes using the clients’ FEIN. Gevity can provide administrative support for unemployment claims and health and welfare benefits.
2 Oracle’s Human Resource Management System (“HRMS”).

New Hire Support

Services	Online Tools

New hire forms kit	Job description creation tool
Interview process and procedures	Salary survey tool
Candidate background screening
Candidate drug testing

Policies + Procedures/Risk Management

Services	Online Tools

Policy and procedure audit	HR knowledge base tool
Risk assessment	• Law summaries
Labor law posters	• Model documents
Employment practices liability insurance	• Model company policies
Employee relations consultations	• News and trends
Separation counseling procedures
Employee handbook
HR forms library

Maximize people and performance — Gevity helps hone the skills and capabilities of staff and management for long-term employee retention and business success.

Employee Development + Retention

Services	Online Tools

Essentials management training	Workplace compliance training
• managing and engaging employees
• interviewing
Harassment prevention program and training

Performance Management

Services	Online Tools

Performance management process	Performance appraisal tool
Progressive counseling procedures
Employee reward and recognition program

Gevity Institute

There is a large body of study describing the positive impact of HR practices on key financial outcomes such as productivity, revenue growth and profitability. However, most of the data concentrates on large employers. There is little information available regarding this important topic that focuses on small and mid-sized employers. As a result, the Company established the Gevity Institute to identify and quantify the relationship between HR practices and the performance of smaller businesses.

The Institute’s goal is to become a unique and recognized authority on how professional HR management impacts small and mid-sized business success, and to help the Company’s clients improve their business results by applying this expertise in their firms.

The Gevity Institute is currently working in collaboration with Dr. Christopher Collins of Cornell University’s Center for Advanced Human Resource Studies to examine the financial impact of small employer HR practices. The Cornell researchers found:

•	Small employers recognize employees and employee management are key elements in the success of their firms. However, 90% of the small business owners surveyed said they did not know which employee management practices could help them achieve the best results for their business.

•	Effective employee management practices help small employers improve workforce alignment, and better workforce alignment results in faster sales growth, increased profits and better customer satisfaction.

•	Increased use of HR practices leads to higher levels of positive employee outcomes, including effort and involvement, commitment, trust in management, cooperation with co-workers, and lower turnover intentions. In turn, positive employee outcomes lead to higher levels of financial and operational performance.

•	Small employers using effective HR practices have 22% faster sales growth, 23% higher profit growth and 67% lower employee turnover than firms not using these management practices.

The next phase of the Cornell study will attempt to quantify the financial impact of employee management practices across various industry-based segments. Based on these findings, the Cornell researchers are also working with Gevity on the development and introduction of a tool for Gevity clients to assess their firm’s HR practices. This assessment tool will identify potential HR management issues and provide recommended practices that are directly related to improvements in sales, profits and employee retention. Completion of these items is expected in the second quarter of 2007.

The Gevity Institute is also working with two additional research organizations. First, the Institute is working with Dr. Brian Klaas of the University of South Carolina to identify the characteristics of likely small business HR outsourcing buyers. Finally, the Institute is sponsoring research with the International Association of Business Communicators (IABC) to study the business impact of effective employee communication practices in small to mid-sized businesses. Final results from both of these research efforts are expected in the first half of 2007.

Clients

The Company had clients classified in over 500 Standard Industrial Classification (“SIC”) codes. The following table shows the Company’s client distribution by major SIC code industry grouping for the years indicated, ranked as a percentage of client billings:

	Year Ended December 31,
Percentage of Client Billings by Industry	2006	2005	2004

Services(1)	41.2%	39.5%	38.5%
Finance/Insurance/Real Estate	15.8	16.4	14.7
Manufacturing	12.2	12.0	12.6
Retail Trade	9.2	9.4	8.9
Construction(2)	9.1	9.9	11.0
Wholesale Trade	6.8	7.3	7.5
Transportation	2.3	2.0	2.0
Restaurants	2.0	1.9	2.1
Agriculture	1.3	1.5	1.8
Other	0.1	0.1	0.9

Total	100.0%	100.0%	100.0%

(1)	The Services category consists principally of health services, business services, personal services (e.g., laundry and dry cleaning, beauty and barber shops), hotel and lodging services, computer services, legal services, building maintenance, social services and miscellaneous repair services.

(2)	The Construction category consists principally of general contracting and other trade work, such as heating, ventilation, air-conditioning, plumbing, electrical and flooring. This category does not include workers engaged in roofing or other high-elevation exposure risk activities.

As part of its current approach to client selection, the Company offers its Gevity Edge full service HR solution to businesses within specified industry codes. All prospective clients are evaluated individually on the basis of total predicted profitability. This analysis takes into account workers’ compensation risk and claims history, unemployment claims history, payroll adequacy, and credit status.

With respect to potential clients operating in certain industries believed by the Company to present a level of risk exceeding industry norms, more rigorous underwriting requirements must be met before the Company agrees to provide Gevity Edge or co-employment related services to the potential client. This process may include an on-site inspection and review of workers’ compensation and unemployment claims experience for the last three years.

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

The Company also maintains a client review program that includes a detailed profitability and risk analysis of all of its existing clients. Based on the results of these analyses, the Company may modify its pricing or, if necessary, terminate certain clients that the Company believes would not contribute to its long-term profitability or otherwise be detrimental to its business.

The Company’s client retention rate for 2006 was approximately 80.1%. This rate is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period. The client retention rate is affected by a number of factors, including the natural instability of small businesses and the number of clients that were terminated by the Company as part of its client review program.

All of the Company’s clients are required to enter into a professional services agreement, which generally provides for an initial one-year term, subject to termination by the Company or the client at any time upon either 30 or 45 days prior written notice. Following the initial term, the contract may be renewed, terminated or continued on a month-to-month basis. Under the co-employment business service model, which covered substantially all of the Company’s clients in 2006, the Company and the client each become a co-employer of the client’s employees, and the Company operates as a licensed professional employer organization. Through Gevity Edge Select, clients are also offered the option to use the Company’s services without the Company becoming a co-employer of the client’s employees, in which case tax filings are made under the client’s FEIN and the client provides its own workers’ compensation insurance and health and welfare plans.

The Company retains the ability to immediately terminate the client (and co-employment relationship, if applicable) upon non-payment by a client. The Company manages its credit risk through the periodic nature of payroll, client credit checks, owner guarantees, the Company’s client selection process and its right to terminate the client and the co-employment relationship with the client employees, if applicable.

Under the professional services agreement applicable to the co-employment model, employment-related liabilities are contractually allocated between the Company and the client. For instance, the Company assumes responsibility for, and manages the risks associated with, each client’s employee payroll obligations, including the liability for payment of salaries and wages to each client employee, the payment of payroll taxes and, at the client’s option, responsibility for providing group health, welfare and retirement benefits to such individuals. These Company obligations are fixed, whether or not the client makes timely payment of the associated service fee. In this regard, unlike payroll processing service providers, the Company issues to each of the client employees payroll checks drawn on the Company’s bank accounts. The Company also reports and remits all required employment information and taxes to the applicable federal and state agencies and issues a federal Form W-2 to each client employee under the Company’s FEIN.

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

The following table summarizes the typical division of responsibilities for employment-related regulatory compliance under the Company’s professional services agreement applicable to the co-employment model:

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

• COBRA (Consolidated Omnibus Budget Reconciliation Act of 1986) continuation coverage for employees covered under health plans sponsored by Gevity	• Professional licensing and liability • Internal Revenue Code Sections 414 (m), (n) and (o) relating to client maintained benefit plans

• Laws governing the garnishment of wages, including Title III of the Consumer Credit Protection Act	• Laws affecting the assignment and ownership of intellectual property rights

• All rules and regulations governing administration, procurement and payment of all Company sponsored employee benefit plans elected by the client or client employee	• Worker Adjustment and Retraining Notification Act (WARN) • Laws affecting the maintenance, storage and disposal of hazardous materials
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

Under the co-employment model, the Company charges its clients a professional service fee that is designed to yield a profit and to cover the cost of certain employment-related taxes, workers’ compensation insurance coverage and HR services provided to the client. The component of the professional service fee related to HR management varies according to the size of the client, the amount and frequency of the payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. In addition, the client may choose to offer certain health, welfare and retirement benefits to its employees. The Company invoices each client for the service fee and costs of selected benefit plans, as well as the wages and other employment-related taxes of each client employee. The gross billings are invoiced at the time that each periodic payroll is delivered to the client.

Under the professional services agreement applicable to the Gevity Edge Select or non co-employment model, employment-related liabilities remain with the client and the client is responsible for its own workers’ compensation insurance and health and welfare plans. The Company assumes responsibility for administration of the payroll process, including payroll processing, payroll tax filing and W-2 preparation. In addition, the Company provides access to all of its HR services. Under the non co-employment model, the Company charges its clients a professional service fee designed to cover the cost of its services and yield a profit to the Company.

Service Delivery and Information Technology

The Company delivers services using the power of local and national resources, on the clients’ terms, by using these delivery components:

•	Gevity OnSitetm. Local HR consultants are available to work with clients onsite, either full time or on a regularly scheduled basis.

•	Gevity OnCalltm. A dedicated team of HR professionals is available by telephone to address payroll and general HR needs for clients at a designated number.

•	Gevity OnLinetm. Gevity clients and their employees have online access to their company information anytime via gevity.com. The Ask Gevity link on gevity.com provides up-to-date critical HR, compliance and regulatory information.

In order to provide proactive client relationship management, each of the Company’s clients is assigned a single HR consultant to serve as the client relationship manager. This allows the client to interface with the Company through a single point person.

As of December 31, 2006, the Company had over 200 HR consultants with significant experience in the HR industry. Many of the Company’s HR consultants hold industry recognized certifications from organizations such as the Society for Human Resource Management.

As of December 31, 2006, the Company had invested approximately $54.7 million related to information technology assets in use and is continuing to invest capital resources in the development and enhancement of its current information technology infrastructure and service delivery capabilities. This investment is intended to better serve the Company’s client base, achieve a high level of client satisfaction and allow the Company to improve both the efficiency and effectiveness of its operations.

The Company processes payroll for the majority of its client employees using Oracle’s HRMS and Payroll processing application. The Oracle systems enable the Company to effectively manage its existing operations and maintain appropriate controls. The Oracle HRMS and Payroll systems provide the Company with the capability to promptly and accurately deliver HR services and generate comprehensive management reports. The Company’s information systems manage all data relating to client employee enrollment, payroll processing, administration, management information and other requirements of the clients’ operations. The current systems have high-volume processing capabilities that allow the Company to produce and deliver payrolls to its clients, each configured to the needs of such clients. On February 19, 2007, the Company announced the acquisition of HRAmerica, Inc., an HR outsourcing firm, for $10.0 million in cash. This acquisition provides the Company with scalable technology that operates on Ultimate Software’s Ultipro platform to enhance its non-coemployment model, Gevity Edge Select.

The Company continues to develop Gevity OnLine, which allows clients to input their payroll data directly into the Company’s payroll applications via the Internet. Clients can regularly add or delete employees, view reports, and change payroll information. Gevity OnLine is fully integrated with the Company’s Oracle HRMS and Payroll systems, Customer Relationship Management solution and financial reporting package, as well as the Company’s comprehensive line of online tools and services. The Company believes that this full integration results in improved client satisfaction, as well as improved efficiencies and operating margins for the Company. Oracle’s portal software provides the foundation, enabling a robust, client configurable online experience, and the Company’s custom-developed software provides additional ease of use and service capabilities. The combination of the Oracle systems for access and functionality and Gevity’s proprietary online capabilities provides a unique solution capable of growing and adapting to the evolving needs of the Company’s clients.

The Company’s information technology staff consisted of 71 employees at December 31, 2006. The Company believes the development of its information technology is an integral part of achieving its growth objectives and intends to continue to invest in its technology infrastructure.

Sales and Marketing

The Company markets its services through a direct sales force which, as of December 31, 2006, consisted of 154 business development managers. The Company’s sales force is distributed throughout its 42 field offices. The Company plans to expand its national coverage and add sales offices in selected major metropolitan areas over the next few years. The Company’s business development managers are compensated through a combination of salary and commission.

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

Competition

Gevity provides a comprehensive, full-service HR solution delivered through dedicated HR professionals and an advanced information technology platform. Gevity’s HR consultants complement our total employment management solution, providing the resources and tools found in HR departments of large companies. The Company believes this model allows it to compete favorably in the highly fragmented industry of HR outsourcing for small and mid-sized businesses in which the primary bases of competition are the scope and quality of services delivered.

The Company views its primary competitors in two categories. The first is single-point solution providers that offer only one, or a few, facets of the solution the Company provides its clients. This type of competitor is exemplified by information technology outsourcers and broad-based consulting and outsourcing firms, that now provide, or seek to provide, HR outsourcing services. Another example of this type of competitor is consulting companies that perform narrowly defined, individual HR related projects, such as the development of HR strategy or the installation of a HR information system. The Company believes the breadth and integrated nature of its solution positions it well against this type of competitor.

The second type of competitor identified by the Company is one that provides a discrete set of transactional services and has expanded, or seeks to expand, its offering to include additional HR related services. Examples include providers of payroll and benefits administration services. The Company believes its expertise in the delivery of high-value, high-impact HR services provides both a key differentiator and source of sustainable competitive advantage versus these competitors whose business models are still dominated by the delivery of processing services and insurance products.

The Company believes that it is one of the largest co-employers of client employees in the United States in terms of active client employees and revenues. Historically, most of the Company’s competitors have focused upon discrete processes, but many of them are now promoting integrated process management offerings that may be viewed as competitive with the Company’s offerings. Many of these businesses that operate under the co-employment business model, especially the larger ones such as Administaff, Inc. and companies that primarily provide payroll processing services and also have co-employment businesses, including Automatic Data Processing, Inc. and Paychex, Inc., are capitalizing on the HR outsourcing model while offering workers’ compensation and group health benefit insurance programs. The Company expects competition to increase, and competitors to develop broader service capabilities.

Vendor Relationships

The Company provides its services to its client employees under arrangements with a number of providers as described below.

Workers’ Compensation Insurance

The following is a description of the Company’s workers’ compensation insurance program, which covers all clients who are insured under the co-employment model:

The Company has had a loss sensitive workers’ compensation insurance program since January 1, 2000. The program is insured by CNA Financial Corporation (“CNA”) for the 2000, 2001 and 2002 program years. The program is currently insured by member insurance companies of American International Group, Inc. (“AIG”) and includes coverage for the 2003, 2004, 2005 and 2006 program years. In states where private insurance is not permitted, client employees are covered by state insurance funds.

The insured loss sensitive programs provide insurance coverage for claims incurred in each plan year but which may be paid out over future periods dependent upon the nature and extent of the worksite injury. The fully insured loss sensitive programs provide for a sharing of risk between the insurance companies and the Company whereby the Company is responsible for paying, through the respective insurance company, the first $1.0 million per occurrence of claims for program years 2000 through 2003 and the first $2.0 million per occurrence of claims for the program years 2004 through 2006, and the respective insurance company is responsible for amounts in excess of the Company’s per occurrence amount. For the 2004 and 2005 program years, the Company purchased additional insurance coverage outside of the AIG program for the layer of claims between $1.0 million and $2.0 million per occurrence for the 2004 program year and for the layer of claims between $0.75 million and $2.0 million per occurrence for the 2005 program year. For the 2006 program year, the Company purchased additional coverage from AIG for the layer of claims between $0.5 million and $2.0 million, up to an aggregate of $11.0 million. The additional insurance coverage effectively limits the Company’s liability for the 2004, 2005 and 2006 program years to the first $1.0 million, $0.75 million and $0.5 million, respectively, per occurrence.

In addition, for program years 2000 through 2003, the Company obtained aggregate stop-loss insurance coverage through CNA and AIG, as applicable, further limiting its ultimate liability. The stop loss coverage provided by CNA for the 2000 to 2002 program years limits the Company’s aggregate exposure for claims below the $1.0 million per occurrence level to 130% of the expected losses as determined by CNA. The stop loss coverage provided by AIG for the 2003 program year limits the Company’s aggregate exposure for claims below the $1.0 million per occurrence level to 175% of the expected losses as determined by AIG. The Company did not purchase significant aggregate stop loss coverage for the 2004 through 2006 program years, because the Company believed that the risk of losses exceeding the proposed aggregate stop loss levels was remote.

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

With respect to the 2003 through 2006 program years, the Company, through its Bermuda-based insurance subsidiary, remits premiums to AIG to cover AIG’s estimates of claims related to the first $2.0 million ($1.0 million for program year 2003) per occurrence. AIG deposits the funds into an interest bearing loss fund account to fund all claims up to the $2.0 million per occurrence amount ($1.0 million for program year 2003). Interest on the loss funds (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at fixed annual rates as long as the program and the accrued interest under the program remain with AIG as follows:

	Initial Loss Fund			Minimum Program
	Premiums		Guaranteed	Life for Guaranteed
	(In thousands)		Interest Rate	Interest Rate
Program Year

2003	$73,500	*	2.42%	7 years
2003	$11,500	*	1.85%	7 years
2004	$111,400		2.92%	10 years
2005	$100,000		3.75%	10 years
2006	$84,000		4.58%	10 years

*	The 2003 program year consists of two loss funds totaling $85,000.

If a policy year program is terminated prior to the end of a guarantee period, the interest rate is adjusted downward based upon a sliding scale. All program years provide for an initial premium true-up 18 months after the policy inception and annually thereafter. The true-up is calculated as the product of a pre-determined loss factor and the amount of incurred claims as of the date of the true-up and may result in funds being released from the AIG loss fund to the Company or may require additional loss fund payments by the Company to AIG.

In December 2006, the Company renewed its AIG workers’ compensation insurance policy for the 2007 program year. Under the 2007 program, the Company will be required to deposit $66.5 million into an interest bearing loss fund with a guaranteed interest rate of 4.91%, which will be used by AIG to fund losses up to the $0.5 million per occurrence deductible level.

See the further discussion of the Company’s workers’ compensation policies at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates-Workers’ Compensation Receivable/Reserves”.

Employee Benefit Plans

Following is a description of the Company’s health plans, which are offered to all clients who are served under the co-employment model who meet the minimum participation and contribution requirements:

Blue Cross and Blue Shield of Florida — Blue Cross and Blue Shield of Florida (“BCBSFL”) is the Company’s primary partner in Florida, delivering medical care benefits to approximately 22,000 Florida based client employees. The Company’s policy with BCBSFL is a minimum premium policy expiring September 30, 2008. Pursuant to this policy, the Company is obligated to reimburse BCBSFL for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and aggregate stop loss coverage is provided to the Company at the level of 110% of projected claims. BCBSFL does not require collateral to secure the Company’s obligation to BCBSFL related to incurred but not reported claims provided that a certain minimum coverage ratio is maintained by the Company.

Aetna Health, Inc. — Aetna Health, Inc. (“Aetna”) is the Company’s primary medical care benefits provider for approximately 19,000 client employees throughout the remainder of the country. The Company’s 2006/2007 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement whereby the PPO plan is subject to a 5.0% additional premium if actual plan costs are greater than premium payments for the policy year.

UnitedHealthcare — In 2006, the Company announced the addition of UnitedHealthcare as an additional health plan option. As of December 31, 2006, UnitedHealthcare provides medical care benefits to approximately 7,000 client employees. The UnitedHealthcare plan is a fixed cost contract that caps the Company’s annual liability .

Other Medical Benefit Plans — The Company provides coverage under various regional medical benefit plans to approximately 1,000 client employees in various areas of the country, including Kaiser Foundation Health Plan, Inc. and Harvard Pilgrim Healthcare. Such regional medical plans are fixed cost contracts.

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

Internal Company Employees

As of December 31, 2006, the Company employed 1,000 internal employees of whom 518 were located at the Company’s headquarters in Bradenton, Florida. The remaining employees were located in the Company’s field offices or in some cases onsite at client locations. None of the Company’s internal employees are covered by a collective bargaining agreement.

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

Twenty-nine states, including nine states where the Company has offices (Arizona, Florida, Maryland, Minnesota, New Jersey, New York, North Carolina, Tennessee and Texas), have passed laws that have licensing, registration or other regulatory requirements for professional employer organizations, and several other states are currently considering similar regulations. Such laws vary from state to state, but generally codify the requirements that a professional employer organization must reserve the right to hire, terminate and discipline client employees and secure workers’ compensation insurance coverage. The Company delegates or assigns such rights to the client where allowed under state law. Currently, New Hampshire is the only state where such delegation is not allowed. The laws also generally provide for monitoring the fiscal responsibility of professional employer organizations and, in many cases, the licensure of the controlling officers of the professional employer organization.

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

The Company maintained a frozen single employer 401(k) retirement plan benefiting certain client employees and took remedial action to qualify for the relief provided under the IRS guidance within the applicable deadline. As part of the remedial action, the plan was terminated. The Company obtained IRS approval to proceed with the plan termination and has completed the distribution of plan assets as of December 31, 2006.

In conjunction with the acquisition of EPIX Holdings, Inc. (“EPIX”) in March of 2004, the Company assumed sponsorship of a frozen single employer plan. Prior to the acquisition, EPIX took remedial action to qualify for the relief provided under the IRS guidance. The plan was terminated prior to the applicable deadline and the Company obtained IRS approval to proceed with the plan termination and has completed the distribution of plan assets as of December 31, 2006.

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

Among other employment tax issues related to whether professional employer organizations are employers of client employees are issues under the Code provisions applicable to federal employment taxes. The issue arises as to whether the Company is responsible for payment of employment taxes on wages and salaries paid to such client employees. Code Section 3401(d)(1), which applies to federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an “employer” for purposes of federal income tax withholding. The courts have extended this exception to apply to both FICA and FUTA taxes as well. Code Section 3401(d)(1) states that if the person for whom services are rendered does not have control of the payment of wages, the “employer” for this purpose is the person having control of the payment of wages. A third party can be deemed to be the employer of workers under this Section for income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages. Although several courts have examined Code Section 3401(d)(1) with regard to professional employer organizations, its ultimate scope has not been delineated. Moreover, the IRS has, to date, relied extensively on the common law test of employment in determining liability for failure to comply with federal income tax withholding requirements. Accordingly, while the Company believes that it can assume the withholding obligations for client employees, if the Company fails to meet these obligations, the client may be held jointly and severally liable. While this interpretive issue has not, to the Company’s knowledge, discouraged clients from utilizing the Company’s services, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future.

Significant Transactions in 2006

Share Repurchase Program

On September 28, 2005, the Company announced that the board of directors authorized the repurchase of up to $50.0 million of the Company’s common stock. Stock repurchases under this program were to be made at such times and in such amounts as the Company deemed appropriate, based on a variety of factors including price, corporate and regulatory requirements and overall market conditions. As of December 31, 2005, the Company had purchased 1,816,869 shares of its common stock at a cost of $49.4 million. The Company completed this share repurchase program in January 2006 with additional purchases of 23,933 shares at a cost of $0.6 million.

On February 28, 2006, the Company announced that the board of directors had authorized the purchase of up to 1,000,000 additional shares of the Company’s common stock under a new share repurchase program. Share repurchases under this program were to be made through open market repurchases, block trades or in private transactions at such times and in such amounts as the Company deemed appropriate based upon a variety of factors including price, regulatory requirements, market conditions and other corporate opportunities. The Company completed this share repurchase program in September 2006 with a total purchase of 1,000,000 shares at a cost of $23.5 million.

On August 15, 2006, the Company announced that the board of directors had authorized the purchase of up to an additional $75.0 million of the Company’s common stock under a new share repurchase program. Share repurchases under the new program are to be made through open market repurchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate based upon a variety of factors including price, regulatory requirements, market conditions and other corporate opportunities. As of December 31, 2006, the Company had purchased 1,343,763 shares of its common stock at a cost of $29.8 million. Subsequent to December 31, 2006 and through February 28, 2007, the Company purchased an additional 306,921 shares of its common stock under this repurchase plan at a cost of $6.7 million.

All repurchased shares are included in treasury shares at December 31, 2006 and 2005, respectively.

See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding the 2006 fourth quarter common stock repurchase transactions.

Executive Officers of the Registrant

The following table sets forth certain information with respect to each person who is an executive officer of the Company as of March 13, 2007.

Name	Age	Position

Erik Vonk	54	Chairman of the Board and Chief Executive Officer
Peter C. Grabowski	44	Chief Financial Officer
Paul Benz	47	Chief Information Officer
Michael Collins	43	Chief Marketing Officer
Clifford M. Sladnick	50	Chief Administrative Officer

Erik Vonk has served as Chairman of the Board of Directors and Chief Executive Officer since April 2002. He was retired from February 2001 to April 2002. From 1992 until his retirement in February 2001, Mr. Vonk was President and Chief Executive Officer of Randstad North America, a subsidiary of Randstad Holding NV, a worldwide staffing services provider, where he was responsible for organizing the North American operations. From 1989 to 1992, Mr. Vonk served as a member of the executive board of Bank Cantrade AG. Mr. Vonk currently serves on the boards of directors of CBRL Group, Inc. and of Danka Business Systems, PLC, where he also serves on the human resource and Danka 21 committees.

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

Paul Benz has served as the Chief Information Officer since June 2006. Prior to joining the Company, Mr. Benz directed the Southeast region start-up of PriceWaterhouseCoopers’ Performance Improvement & Information Technology Effectiveness practice from 2004 to 2006. From 1993 to 2004, Mr. Benz served in various Vice Presidential roles for Pepsico’s Tropicana Chilled Direct Store Delivery business unit, most recently as Vice President, Finance and Information Technology.

Michael Collins has served as the Chief Marketing Officer since March 2006. Prior to joining the Company, Mr. Collins most recently served as a Marketing Consultant to emerging technology companies, with a focus on product, brand and channel marketing from 2003 to 2006. From 2002 to 2003, Mr. Collins served as the Senior Vice President, Chief Marketing Officer of Mercator Software, Inc. From 2001 to 2002, Mr. Collins served as the Senior Vice President and Chief Marketing Officer of Xchange, Inc.

Clifford M. Sladnick has served as Chief Administrative Officer since July 2005. Prior to joining the Company, Mr. Sladnick served as Managing Director and Acquisition Advisory Practice Leader for Dresner Companies from June 2004 to July 2005. From November 2003 to June 2004 Mr. Sladnick was co-owner of Hampden Partners. From February 2000 to November 2003, Mr. Sladnick served as Vice President, Acquisitions and Business Development, for the Brunswick Corporation, and from 1990 to 1999, he held positions of Senior Vice President, General Counsel and Corporate Secretary of St. Paul Bancorp, Inc. From 1981 to 1990, Mr. Sladnick was a partner in the corporate department of the law firm of McDermott, Will & Emery.

Available Information

You may read and copy any document the Company files with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 to obtain more information regarding the public reference room. The SEC also maintains an Internet site at www.sec.gov that contains periodic and current reports, proxy statements and other information filed electronically by public issuers (including the Company) with the SEC.

The Company also makes available all reports and other documents it files or furnishes pursuant to the Exchange Act free of charge through the Investor Relations page on its website, www.gevity.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.

The Company has adopted a Code of Business Conduct and Ethics, which applies to all employees and members of the Board of Directors of the Company, including the Chief Executive Officer, Chief Financial Officer and other senior financial officers of the Company, a copy of which is available through the Investor Relations page on the Company’s website, www.gevity.com. The Company intends to disclose any amendments of, or waivers to, the Code of Business Conduct and Ethics on the Investor Relations page of its website. In addition, the Company makes available, through its website, statements of beneficial ownership of the Company’s equity securities filed by its directors, executive officers and 10% beneficial holders under Section 16 of the Exchange Act. The Company also posts on its website the charters for its Audit Committee, Compensation Committee, Nominating/Corporate Governance Committee and Executive Committee.

Copies of these documents may also be obtained from the Company, excluding exhibits, at no cost, by writing to the Company at 9000 Town Center Parkway, Bradenton, FL 34202, Attention: Investor Relations, by telephoning the Company at 1-800-2GEVITY or by sending the Company an email via the Investor Relations page of its website, www.gevity.com.

The information on the Company’s website and its content are for your convenience only. The information contained on or connected to our website is not incorporated by reference into this report or filed with the SEC.

ITEM 1A.	RISK FACTORS

In addition to other information contained in this filing, the following risk factors should be considered carefully in evaluating our business. Each of these risks is subject to many factors beyond our control. If we are not successful in managing our operating strategy, and each of its elements, we expect our results of operations and our stock price will decline.

Our acquisition strategy subjects us to numerous risks.

One important component of our growth strategy is to pursue selective acquisitions. For example, on February 19, 2007, we announced the acquisition of HRAmerica, Inc., an HR outsourcing firm. This strategy entails numerous risks, including the following:

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

Financial Risks.  We may finance an acquisition with cash, by issuing equity securities (which could be dilutive to existing shareholders) or by incurring debt (which would increase our leverage and interest expense). We cannot assure you that we will be able to access the capital markets for these transactions, and, even if we were able to do so, we cannot assure you we would be able to obtain commercially reasonable terms for any such financing.

Legal Risks.  An acquired company may have liabilities that are difficult to assess, for which there are inadequate reserves and that may be significant. For example, employee benefit plans of an acquired company could result in liability due to the plan’s failure to comply with applicable laws and regulations.

Completion Risks.  Even if we pursue possible acquisition candidates, we cannot assure you that we will be able to close on them at attractive prices or at all. As a result, we may expend considerable resources (such as management time and money) on pursuing acquisitions without successfully acquiring any new businesses.

Many of these risks are beyond our ability to control. As a result, we cannot assure you that we will be able to achieve this component of our growth strategy. These risks could also have a material adverse impact on our results of operations. In addition, these risks could be compounded if we complete several acquisitions within a relatively short period of time.

Our quarterly results of operations may fluctuate, and we may not be able to grow as we have planned.

Our revenue, margins and results from operations generally have fluctuated in the past and may continue to fluctuate in the future. Quarterly variations in our operating results occur as a result of a number of factors beyond our control, including:

•	competition for, and winning and maintaining, new clients with large employee counts;

•	our ability to achieve our strategy and long-term performance standards, including increasing professional service fees in general and as a percent of total revenue, opening new geographic offices and our ability to pass through costs of our products and services, such as rising health insurance premiums, among other elements of our strategy;

•	charges due to workers’ compensation claims, health insurance claims, and state unemployment taxes;

•	new product introductions or announcements by us or our competitors;

•	client attrition;

•	market acceptance of new services;

•	managing down our operating and other expenses;

•	the costs of hiring and training of additional staff; and

•	general economic conditions.

Due to the presence of any of these factors, we may not be able to sustain our level of total revenue or our historical rate of revenue growth on a quarterly or annual basis. Our operating results could fall below our targets and the expectations of stock market analysts and investors, which could cause the price of our common stock to decline significantly.

Our short-term results may be negatively impacted due to changes in health insurance claims, state unemployment tax rates and workers’ compensation rates, which we may not be able to immediately pass through to our clients.

Health insurance claims, workers’ compensation rates and state unemployment taxes are primarily determined by our claims experience and comprise a significant portion of our actual costs. Should we experience a significant increase in claims activity, we may experience a substantial increase in our health insurance premiums, unemployment taxes, or workers’ compensation insurance rates. Our ability to pass such increases through to our clients on a timely basis may be delayed and our clients may not agree to the increases, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We are dependent upon key personnel, and the recruitment and retention of key employees may be difficult and expensive.

We believe that the successful operation of our business is dependent upon our retention of key personnel, including and in particular, our chairman and chief executive officer, Erik Vonk. In general, the employment of our key personnel, including Mr. Vonk, may be terminated by either the employee or us at any time, without cause or advance notice, subject to severance obligations under specified circumstances. If any of these individuals, particularly Mr. Vonk, were unable or unwilling to continue working for us, we could have difficulty finding a replacement, and our operations and profitability could be adversely affected, which would likely have an adverse impact on the price of our common stock. In addition, we are not the beneficiary under any life insurance contracts covering any of our key personnel. We also rely heavily upon stock options to supplement compensation for many of our key employees, and if we continue to grant options to these employees, the treatment of options as an expense in response to regulatory requirements may significantly increase our reported costs.

If we cannot attract and retain qualified individuals, the quality of our services may deteriorate and our results of operations could be adversely affected.

Our success depends upon our ability to attract and retain HR consultants and business development managers (“BDMs”) who possess the specific skills and experience necessary to identify with and maintain clients. Finding and retaining qualified HR consultants and BDMs is difficult because of the specific skill set that we require in order for us to adequately operate in the complex HR regulatory environment. We compete for qualified HR consultants not only with other HR service providers, but also with internal HR departments. Our ability to attract and retain qualified HR consultants and BDMs could be impaired by any diminution of our reputation, decrease in compensation levels, restructuring of our compensation system, or competition from our competitors.

Our insurance-related loss reserves may be inadequate to cover our ultimate liability for losses and as a result our financial results could be materially and adversely affected.

We maintain loss reserves to cover our liabilities for the costs of our health care and workers’ compensation programs. These reserves are not an exact calculation of our liability, but rather are estimates based on actuarial and statistical projections of claims administration and settlement costs and expenses. In addition to current and historical claims payment patterns and relevant trends, our health benefit reserves are based primarily on an independent actuarial estimate of claims incurred, but not reported, and claims reported but not yet paid. Our workers’ compensation reserves are based primarily on an independent actuarial estimate of future claims. Variables in the reserve estimation may be affected by both internal and external factors, such as changes in claims handling procedures, fluctuations in the administrative costs associated with the program, economic inflation, interest rates, legal determinations and legislative changes. Although our reserves estimates are regularly refined as historical loss experience develops and additional claims are reported and settled, because of the uncertainties of estimating loss reserves, we cannot assure you that our reserves are adequate, and actual costs and expenses may exceed our reserves. If our reserves are insufficient to cover actual losses, we would have to strengthen our reserves and incur potentially material charges to our earnings.

Our results of operations may be adversely affected if insurance coverage for workers’ compensation or medical benefits is not available or if we lose relationships with our key providers.

As part of our full range of services, we offer medical benefits coverage and workers’ compensation insurance to our clients. We depend on a small number of key providers for the majority of our medical benefits and workers compensation coverage, including AIG, BCBSFL, UnitedHealthcare and Aetna. If any of our insurance providers discontinue coverage, the time and expense of providing replacement coverage could be disruptive to our business and could adversely affect our operating results and financial condition. Replacement coverage could lead to client dissatisfaction and attrition (especially since clients may terminate with either 30 or 45 days notice) due to the lack of continuity between coverage providers and the difference in the terms and conditions of their respective coverage plans. In addition, if at any time we are unable to renew our existing policies on financial terms and premium rates acceptable to us, our ability to provide such insurance and benefits to our clients would be adversely impacted, which could lead to significant client attrition, and our results of operations could be adversely affected. Our inability to renew existing policies may jeopardize compliance with state regulatory requirements and subject us to fines and extra costs to satisfy the state requirements or, at worst, eliminate our ability to provide services in those states. The loss of our ability to provide services, even for a short period, may negatively impact our image with our clients and lead to the termination of our service agreements.

We may be required to provide significant cash collateral for our obligations to our insurance providers and the amount of cash necessary to provide that collateral may increase in the future.

Our workers’ compensation provider requires, and our health care insurance providers may in the future require, cash collateralization of our insurance plans. The extent of such requirements is dependent upon several factors such as our financial condition, as well as the workers’ compensation and health insurance claims experience of our clients, over which we have little control except in the decision to initially accept and retain such clients. These collateral requirements may affect our need for capital, as well as our profitability. We may not be able to raise or provide the additional capital or collateral, if needed. In addition, we may be required to post additional collateral for the benefit of our insurance providers as a result of growing our business, which amounts could be significant, and may cause a significant amount of our cash to be restricted from other uses.

Our workers’ compensation receivable from AIG represents a significant concentration of credit risk. If AIG were to default on its obligations our results of operations would be materially and adversely affected.

As of December 31, 2006, we have a workers’ compensation receivable from AIG that approximates $121.2 million for premium payments made to AIG for program years 2000-2006 in excess of the present value of the estimated claims liability and the related accrued interest receivable on those payments. If AIG were to cease operations or otherwise default on this obligation we may not be able to recover the receivable and our results of operations would be materially and adversely affected.

Our business is subject to risks associated with vendor agreements.

We rely on certain vendors to provide services to our clients. If these vendors cease operations, are sold or cancel/do not renew their service agreements with us, it may cause potential service interruptions while replacement providers are located, in addition to potential increases in costs of obtaining these services.

Our business is subject to risks associated with geographic market concentration.

While we currently have offices in 15 states and client employees in all 50 states and the District of Columbia, billings for our Florida operations accounted for approximately 54% in 2004, 55% in 2005 and 56% in 2006. As a result of the size of our base of client employees in Florida and anticipated continued growth from our Florida operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in Florida. If the Florida economy experiences an economic downturn or its growth rate slows, our profitability and growth prospects, or perception of these things, may be adversely affected. In addition, there is no assurance that we will be able to duplicate in other markets the revenue growth and operating results experienced in Florida.

Our headquarters, many of our clients’ headquarters, and the facilities of many of the third parties on which we rely to provide us and our clients with critical services are located in an area of the United States that is susceptible to hurricane damage and other natural disasters.

Our Florida facilities, including our principal executive offices and field support offices, as well as certain of our vendors and a significant number of our clients are located in an area prone to natural disasters such as hurricanes, floods, tornadoes, and other adverse weather conditions. A hurricane or other disaster could significantly disrupt our services, particularly if it results in prolonged disruptions to the Internet and telecommunications services on which we heavily rely. The precautions that we have taken to protect ourselves and minimize the impact of such events (such as our disaster recovery plans) may not be adequate, and we may lose, not be able to access, or be unable to recover data, hardware, software and other systems used in our operations. In addition, our regional clients could also suffer the effects of a significant natural disaster and not be able to fulfill their contractual requirements pursuant to the terms of our professional services agreement. Our business could be materially and adversely affected should our ability to provide services and products, or our ability to collect our service fees, be impacted by such an event.

We may find it difficult to expand our business into additional states due to varying state regulatory requirements and the existing competitive environment.

We currently operate primarily in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, New Jersey, New York, North Carolina, Tennessee and Texas. Future growth of our operations depends, in part, on our ability to offer our services and benefits to prospective clients in additional states. In order to operate effectively in a new state, we must obtain all necessary regulatory approvals, adapt our procedures to that state’s regulatory requirements and adapt our service offerings to local market conditions. We are also subject to additional competition from regional and local competitors in the markets in which we expand. In the event that we expand into additional states, we may not be able to duplicate in other markets the financial performance experienced in our current markets.

We operate in a complex regulatory environment and failure to comply with applicable laws and regulations could adversely affect our business.

The HR environment is subject to a number of federal and state laws and regulations, including those applicable to payroll practices, taxes, benefits administration, employment practices and data privacy. Because our clients have employees in states throughout the United States, we must perform our services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret and may change over time, and the addition of new services may subject us to additional laws and regulations. If we are unable to continue to provide certain contractual obligations, such as the payment of employment taxes on the salaries and wages paid to client employees, due to an adverse determination regarding our regulatory status as an “employer”, our clients may be held jointly and severally liable for such payments. Violation of these laws and regulations could subject us to fines and penalties, damage our reputation, constitute breach of our client contracts and impair our ability to do business in various jurisdictions or in accordance with established processes.

In addition, many states in which we operate have enacted laws that require licensing or registration of professional employer organizations, including Florida, our largest market, and Texas, and additional states are considering such legislation. We may not be able to satisfy the licensing requirements or other applicable regulations of any particular state, or we may be unable to renew our licenses in the states in which we currently operate upon expiration of such licenses, which could prevent us from providing services to client employees in a certain state.

We face direct and overlapping competition from a number of other companies.

In order to acquire new clients, we must first convince potential clients that a HR outsourcing provider is a superior option as compared to their current internal HR solutions. For potential clients that choose to outsource these services, we then face direct competition from a number of providers that also operate on a co-employment platform, such as Administaff, Inc., as well as companies that primarily provide payroll processing services in addition to co-employment services, such as Automatic Data Processing Inc. and Paychex, Inc. We also face competition from certain information technology outsourcing firms and broad-based outsourcing and consultancy firms that provide or may seek to provide HR outsourcing services in addition to consulting companies that perform individual projects, such as development of HR strategy and information systems. Historically, most of these vendors have focused on discrete processes, but many are now promoting integrated process management offerings that may compete with our offerings. This kind of competition is particularly significant to us given the strategic importance to us of growing professional service fees. We expect that market experience to date and the predicted growth of the HR outsourcing market will continue to attract and motivate more competitors.

Certain of our existing or potential competitors may have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients and key product and service suppliers than we do. This may enable them to develop and expand their delivery infrastructure and service offerings more quickly, which could adversely affect our ability to attain new clients.

Certain of our existing or potential competitors may have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients and key product and service suppliers than we do. This may enable them to develop and expand their delivery infrastructure and service offerings more quickly and:

•	achieve greater scale and cost efficiencies; adapt more quickly to new or emerging technologies and changing client needs;

•	take advantage of acquisitions and other opportunities more readily; establish operations in new markets more rapidly;

•	devote greater resources to the marketing and sale of their services; and

•	adopt more aggressive pricing policies and provide clients with additional benefits at lower overall costs in order to gain market share or in anticipation of future improvements in delivery costs.

If our competitive advantages are not compelling or sustainable and we are not able to effectively compete with larger competitors, then we may not be able to keep our clients, at profitable levels or at all, or even to increase or sustain profits.

The market for our services and our revenue growth depends on our ability to use the Internet as a means of delivering HR services and this exposes us to various security risks.

We rely on the Internet as a primary mechanism for delivering services to our clients and use public networks to transmit and store extremely confidential information about our clients and their employees. Our target clients may not continue to be receptive to HR services delivered over the Internet because of concerns over transaction security, user privacy, the reliability and quality of Internet service and other reasons. A security breach could disrupt our operations, damage our reputation and expose us to litigation and possible liability. We may be required to expend significant capital and other resources to address security breaches, and we cannot be certain that our security measures will be adequate. In addition, emerging or uncertain laws and regulations relating to Internet user privacy, property ownership, intellectual property, export of encryption technology, and libel could impair our existing Internet usage. This could decrease the popularity or impede the expansion of the Internet and decrease demand for our services. If we become subject to the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services, our profitability and growth prospects may be adversely affected.

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

We may not be able to keep pace with changes in technology

To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our clients. Our future success will depend on our ability to enhance capabilities and increase the performance of our internal use systems, particularly our systems that meet our clients’ requirements. We continue to make significant investments related to the development of new technology. If our systems become outdated, we may be at a disadvantage when competing in our industry. There can be no assurance that our efforts to update and integrate systems will be successful. If we do not timely integrate and update our systems, or if our investments in technology fail to provide the expected results, there could be an adverse impact to our business and results of operations.

We depend on the technology of third parties licensed to us, and the loss or inability to maintain these licenses or errors in the software we license could result in increased costs, reduced service levels and delayed sales of our products and services.

We rely on third-party vendors for software, and if their products are not available, or are inadequate, our business could be seriously harmed. For example, we process payroll for most of our client employees using Oracle’s HRMS and Payroll processing applications. Our service delivery capability incorporates and relies on Oracle software that we license directly from Oracle. If Oracle or our other software vendors change or fail to maintain a product that we are using or do not permit use of that product by our clients or us, or if our licensing agreements are terminated or not renewed, we could be forced to delay or discontinue our services until substitute technology can be found, licensed and installed. We could also be forced to pay significantly higher licensing fees with respect to such substitute technology. In addition, our products depend upon the successful operation of third-party services and products, and any undetected errors in these products could prevent the implementation or impair the functionality of our products, delay new product introductions, and harm our reputation and sales.

Our professional services agreement allows clients to terminate their relationship with us upon either 30 or 45 days notice, and as a result, we could lose a significant number of customers in a short period of time.

In order to utilize our professional services, each of our clients is required to enter into our professional services agreement, which generally provides for an initial one-year term, subject to termination by our client or us at any time upon either 30 or 45 days prior written notice. Following the initial term, the contract may be renewed, terminated or continued on a month-to-month basis. As a result, a significant number of our clients may terminate their agreement with us at any time. In particular, they may decide to discontinue our services or their relationship with us due to our attempts to increase our professional and other services fees or increase our medical or workers’ compensation insurance premiums. Clients may also be unwilling to pay for broadened service offerings if additional or increased fees accompany such changes. These termination provisions could cause us to lose a significant number of customers in a short period of time or make it difficult for us to increase our prices, thereby adversely affecting our results of operations.

As a result of our co-employment relationship with most of our clients and client employees, we may be subject to liabilities as a result of their acts or omissions.

We enter into a contractual relationship with each of our clients, whereby the client transfers certain employment-related risks and liabilities to us and retains other risks and liabilities. Many federal and state laws that apply to the employer-employee relationship do not specifically address the obligations and responsibilities of this “co-employment” relationship. Consequently, we may be subject to liability for violations of employment or discrimination laws by our clients despite the contractual division of responsibilities between us, even if we do not participate in such violations. This risk is increased with respect to clients serviced by our HR consultants who are located on-site at our clients’ offices and who are designated service representatives of one or two clients because of their greater presence on a client’s premises and potential involvement in client employee relations. In addition, our client employees may also be deemed to be acting as our agents, subjecting us to further liability for the acts or omissions of such client employees. Although our professional services agreement provides that the client will indemnify us for any liability attributable to its own or its employees’ conduct, we may not be able to effectively enforce or collect such contractual indemnification. Any such liability imposed upon us could have a material adverse impact on our results of operations, financial condition and cash flows.

Because we assume the obligation to make wage, tax and regulatory payments of behalf of our clients, we are exposed to certain credit risks with respect to our larger clients.

Under the terms of our professional services agreement, we generally assume responsibility for and manage the risks associated with each of our client’s employee payroll obligations, including the payment of salaries, wages and associated taxes, and, at the client’s option, the responsibility for providing group health, welfare and retirement benefits to each client employee. In this “co-employment” relationship, we directly assume these obligations, and unlike payroll processing service providers, we issue payroll checks to each client employee drawn on our own bank accounts. Our obligation to make these payments is fixed for the period of time in which a client’s employees remain co-employees of ours, even if the client fails to satisfy its contractual obligation to us to remit its payroll, taxes and associated service fees. If we are unable to collect these payments from our larger clients, we may face significant adverse impact.

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

We may not be successful in recovering the remaining premium we paid to a Bermuda reinsurance company that is subject to liquidation proceeding.

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

Our new credit agreement contains restrictive covenants that may restrict our financial and operating flexibility.

Our new credit agreement restricts us and our subsidiaries from various actions, including the following, in each case subject to various specified exceptions:

•	incurring liens and debt;

•	metering investments;

•	entering into a merger, sale of all or substantially all of our assets or undergoing a change of control;

•	selling assets;

•	paying dividends and metering other restricted payments;

•	entering into transactions with affiliates;

•	enter into agreements that limit the ability of our subsidiaries from paying dividends, debt, loans or entering into other restrictions;

•	amending the terms of other debt of ours;

•	enter into sale and leaseback transactions; and

•	materially modifying our workers compensation arrangements.

We are also required to maintain financial covenants regarding leverage, coverage and fixed charges. These restrictions may limit our financial and operating flexibility and, as a result, reduce our ability to grow and execute on our strategic objectives. As of December 31, 2006, there were no outstanding advances under the credit agreement.

Anti-takeover provisions in our organizational documents and Florida law may limit the ability of our shareholders to control our policies and effect a change of control of our company, which may not be in your best interests.

There are provisions in our articles of incorporation that may discourage a third party from making a proposal to acquire us, even if some of our shareholders might consider the proposal to be in their best interests. For example, our articles of incorporation authorize our board of directors to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control. In addition, we have entered into a shareholder rights plan, commonly known as a “poison pill,” that may delay or prevent a change of control.

Additionally, we are subject to statutory “anti-takeover” provisions under Florida law. Section 607.0901 of the Florida Business Corporation Act (the “FBCA”) imposes restrictions upon acquirers of 10% or more of our outstanding voting shares and requires approval by the corporation’s disinterested directors or a supermajority of uninterested shareholders for certain business combinations and corporate transactions with the interested shareholder or any entity or individual controlled by the interested shareholder, unless certain statutory exemptions apply. Section 607.0902 of the FBCA eliminates the voting rights of common stock acquired by a party who, by such acquisition, controls at least 20% of all voting rights of the corporation’s issued and outstanding stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On June 6, 2005, the Company entered into a lease agreement with Osprey-Lakewood Ranch Properties, LLC, to relocate the Company’s corporate facility within Bradenton, Florida. Under the terms of the lease agreement, the Company has leased from the landlord approximately 97,000 square feet in the office building located at 9000 Town Center Parkway, Bradenton, Florida 34202. The lease is for a term of 10 years, unless sooner terminated or extended as provided in the lease agreement and commenced on December 1, 2005. The lease agreement provides for commercially reasonable base rent in consideration of the size and type of building and the surrounding area. The base rent will increase 3% each year beginning on the first anniversary of the commencement date of the term of the lease. The Company has the option to renew the lease for two additional five-year terms on the same terms and conditions as are applicable to the initial term, except that the base annual rent during each renewal term will be equal to the fair market base annual rent for the leased property determined in accordance with the lease agreement; provided, however, that the base annual rent during each year of a renewal term will not be less than the base annual rent during the last year of the immediately preceding term. The Company began operating out of this facility in January 2006.

As of December 31, 2006, the Company leased space for its 42 field offices located in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, New Jersey, New York, Nevada, North Carolina, Tennessee and Texas. The Company believes that its field office leases, which generally have terms of one to five years, can either be renewed on acceptable terms or that other, comparable space can be located upon the expiration of any field office lease without significant additional cost to the Company. The Company considers its facilities to be adequate for its current and prospective operations.

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

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2006.

Part II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on The NASDAQ Global Select Market under the ticker symbol “GVHR.” The following table sets forth the high and low sales prices for the common stock as reported on The NASDAQ Stock Market and dividends per share of common stock paid during the last two fiscal years:

Fiscal Year Ended December 31, 2006	High	Low	Dividends

Fourth Quarter	$24.11	$20.85	$0.09
Third Quarter	$26.65	$19.81	$0.09
Second Quarter	$30.40	$22.73	$0.09
First Quarter	$30.23	$22.25	$0.07

Fiscal Year Ended December 31, 2005	High	Low	Dividends

Fourth Quarter	$29.00	$24.00	$0.07
Third Quarter	$27.92	$19.69	$0.07
Second Quarter	$20.59	$15.45	$0.07
First Quarter	$22.60	$17.25	$0.06

Dividends

The Company did not pay any cash dividends prior to the first quarter of 2001. The Company paid a cash dividend of $0.05 per share of common stock for that quarter and for each subsequent quarter through the first quarter of 2004. Beginning in the second quarter of 2004, the Company increased its quarterly cash dividend payment to $0.06. Beginning the second quarter of 2005, the Company increased its quarterly cash dividend to $0.07. In the second quarter of 2006, the Company increased its quarterly cash dividend payment to $0.09. On February 15, 2007, the board of directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on April 30, 2007 to holders of record on April 16, 2007. Any future determination as to the payment of dividends will be made at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the board deems relevant.

Holders

As of February 21, 2007, there were 588 holders of record of the Company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Issuer Purchases of Equity Securities

The following table provides information about Company repurchases during the three months ended December 31, 2006, of its own equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet be
	Total Number of		Part of Publicly	Purchased Under the
	Shares Purchased	Average Price Paid	Announced Program	Program ($000’s)
Period	(1)	per Share	(1)	(1)

10/01/2006 — 10/31/2006	705,000	$22.13	705,000	$56,383
11/01/2006 — 11/30/2006	200,000	$21.70	200,000	$52,036
12/01/2006 — 12/31/2006	309,432	$22.19	309,432	$45,159

Total	1,214,432	$22.08	1,214,432

(1)	On August 15, 2006, the Company announced that the board of directors had authorized the purchase of up to an additional $75.0 million of the Company’s common stock under a new share repurchase program. Share repurchases under the new program are to be made through open market repurchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate based upon a variety of factors including price, regulatory requirements, market conditions and other corporate opportunities.

Share Performance Graph

The following graph shows the cumulative total return to the Companies shareholders beginning as of December 31, 2001 and for each year of the five years ended December 31, 2006, in comparison to the NASDAQ Composite and to an index of peer group companies that the Company has selected.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Gevity HR, The NASDAQ Composite Index
And A Peer Group

*	Total return assumes that dividends were reinvested quarterly and is based on $100 invested on 12/31/01. Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06

Gevity HR	$100.00	$169.24	$951.26	$889.45	$1,127.76	$1,053.40
NASDAQ Composite	$100.00	$71.97	$107.18	$117.07	$120.50	$137.02
Peer Group	$100.00	$67.81	$79.62	$82.97	$91.72	$100.62

The peer group consists of Administaff, Inc., Automatic Data Processing, Inc., CBIZ, Inc., Ceridian Corporation, Convergys Corporation, Hewitt Associates, Inc., Korn/Ferry International, Navigant Consulting, Inc., Paychex, Inc., Spherion Corporation, Talx Corporation, and Watson Wyatt Worldwide, Inc. Prior to 2006, the peer group included Sourcecorp Incorporated ,which went private in 2006 and, therefore, has been excluded from the 2006 total return calculations set forth above.

The information in the foregoing graph and table is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The following selected financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information included as Part II, Item 8 of this Annual Report on Form 10-K, as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Years Ended December 31,
	2006		2005		2004		2003		2002
	(In thousands except per share and statistical data)

Statement of Operations Data:
Revenues
Professional service fees	$163,025		$140,698		$134,781		$97,376		$89,563
Employee health and welfare benefits	352,017		331,215		314,494		214,701		180,203
Workers’ compensation	106,075		114,778		117,669		104,225		95,977
State unemployment taxes and other	26,850		22,106		18,537		9,525		8,911

Total revenues	$647,967		$608,797		$585,481		$425,827		$374,654
Gross profit	$203,777		$194,990		$179,341		$115,718		$90,524
Operating income	$47,879		$55,010		$51,561		$21,585		$4,976
Net income	$35,263		$37,378		$34,618		$15,391		$4,737
Net income attributable to common shareholders	$35,263		$37,378		$4,738		$13,005		$4,737
Net income per share:
— Basic	$1.36		$1.36		$0.20		$0.66		$0.23
— Diluted	$1.32		$1.31		$0.18		$0.62		$0.22
Weighted average common shares:
— Basic	25,933		27,452		24,125		19,686		20,722
— Diluted	26,790		28,534		25,735		24,649		21,074
Dividends declared per common share	$0.36		$0.28		$0.24		$0.20		$0.20
Statistical And Operating Data:
Client employees at period end	128,427		136,687		129,876		106,452		99,408
Average number of client employees paid by month	126,584		122,356		119,857		87,819		96,741
Average wage per average number of client employees paid by month	$41,044		$39,040		$35,953		$33,569		$29,924
Professional service fees per average number of client employees paid by month	$1,288		$1,150		$1,125		$1,109		$926
Internal employees at period end	1,000		1,050		993		954		901
Number of workers’ compensation claims(1)	5,820		6,232		6,489		5,765		7,701
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages	1.26	x	1.42	x	1.59	x	2.00	x	2.74	x
Balance Sheet Data:
Cash, cash equivalents and investments(2)	$44,516		$64,730		$59,412		$152,008		$126,223
Workers’ compensation receivable	$121,226		$128,318		$112,715		$24,355		—
Total assets	$374,560		$387,869		$339,587		$321,564		$265,535
Long-term accrued workers’ compensation and health reserves	$160		$242		$700		$59,280		$61,672
Total shareholders’ equity	$142,052		$155,415		$165,174		$92,380		$58,605

(1)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective year and does not include any claims with respect to a specific policy year that are reported subsequent to the end of such year. For information regarding claims reported after the end of each respective year from 2000 — 2005, see the first table set forth in “Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Workers’ Compensation Receivable/Reserves.”

(2)	$8,225, $12,205, $18,636, $107,326 and $92,454 of the cash, cash equivalents and investments (which consist of certificates of deposit-restricted and marketable securities-restricted, both long and short term) as of December 31, 2006, 2005, 2004, 2003, and 2002, respectively, have been utilized to collateralize the Company’s obligations under its workers’ compensation, health benefit plans and certain general insurance contracts. These amounts are considered “restricted” and are not available for general corporate purposes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” above. The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes beginning on page F-1 of this report. Historical results are not necessarily indicative of trends in operating results for any future period.

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

Overview and Introduction

For a discussion of the Company’s business see “Item 1. Business — General.” The Company believes that the HR outsourcing market of small and mid-sized businesses, as measured by the number of employees per client, is by far its most attractive market in terms of low customer concentration, lack of the need for customized solutions, lack of price sensitivity, minimum capital investments, low client acquisition costs, short sales cycles and potential market growth.

The Company believes that the HR outsourcing competitive landscape is highly fragmented and populated by various point solution providers who offer only segments of the entire service offering that the Company provides to its clients.

The Company focuses on the professional service fees that it earns from its clients as the primary source of its net income and cash flow. When delivering its HR outsourcing solution to its clients through a co-employment relationship, the Company is also responsible for providing workers’ compensation and unemployment insurance benefits to its clients’ employees as well as health and welfare benefits. In so doing, the Company has an opportunity to generate net income and cash but does not believe that this should be a significant portion of its long-term overall business profitability.

The Company believes that the primary challenge it faces in delivering its HR outsourcing solutions is its ability to convince small and mid-sized businesses to accept the concept of HR outsourcing. The Company believes that most small and mid-sized businesses outsource certain aspects of the Company’s total solution, including payroll administration, health and welfare administration and providing workers’ compensation insurance, but that only a small number of businesses outsource the entire offering that the Company provides.

The Company continues to focus on increasing the profitability of each client employee as well as increasing the overall number of client employees serviced. The Company believes that it can increase the overall number of client employees serviced through: (i) the enlargement of its target market focus to client prospects having 20-500 employees; (ii) the introduction of a mid-market segment with a target market focus of client prospects having between 500-5,000 employees; (iii) improved HR outsourcing service offerings that will lead to higher current client employee retention levels; and (iv) acquisitions of other HR outsourcing client portfolios and service providers.

The Company has announced a long-range strategic objective of providing its range of insourced HR services to its clients on a non co-employment platform. This option provides significant flexibility for a client by allowing it to retain the benefits and insurance programs of their choice without the risk to the Company associated with providing workers’ compensation and healthcare insurance programs to its clients. The Company expects to evolve towards this 100% service fee driven revenue business model. To date, the results of this new business model have not had a significant impact on the Company’s revenues or results of operations.

The following table provides information that the Company utilizes when assessing the financial performance of its business, the fluctuations of which are discussed under the “Results of Operations”:

	For the Years Ended December 31,
	2006	2005	% Change

Statistical data:
Client employees at period end	128,427	136,687	(6.0)%
Clients at period end(1)	7,411	8,226	(9.9)%
Average number of client employees at period end/clients at period end	17.33	16.62	4.3%
Average number of client employees paid by month(2)	126,584	122,356	3.5%
Average wage per average number of client employees paid by month	$41,044	$39,040	5.1%
Professional service fees per average number of client employees paid by month	$1,288	$1,150	12.0%
Gross profit per average number of client employees paid by month	$1,610	$1,594	1.0%
Operating income per average number of client employees paid by month	$378	$450	(16.0)%
Adjusted operating income per average number of client employees paid by month(3),(4)	$391	$412	(5.1)%

(1)	Number of clients measured by individual client FEIN.

(2)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month in the year divided by 12 months. All other statistical information above is based upon actual year-to-date amounts divided by the average number of client employees paid by month.

(3)	For purposes of calculating this statistic, operating income for the year ended December 31, 2005, has been reduced for the impact of the pro forma stock compensation expense of $4.6 million, which was previously reported on a pro forma basis as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). See “Non-GAAP Financial Information.” For purposes of calculating this statistic, operating income for the year ended December 31, 2006 includes the effect of the implementation of SFAS No. 123R, Share-Based Payment (“SFAS 123R”).

(4)	For purposes of calculating this statistic, operating income for the year ended December 31, 2006, has been adjusted to exclude the effect of a $1.65 million net loss arising from the liquidation proceeding related to the Bermuda reinsurance company formerly responsible for covering the Company’s workers’ compensation claims liabilities between $0.5 million and $2.0 million. See additional discussion under “Operating Expenses” and “Non-GAAP Financial Information.”

The Company believes that the primary challenges to its ability to increase the overall number of client employees serviced are:

•	the amount of time required for sales personnel to acquire new client employees may be longer than anticipated;

•	the current client employee retention levels may decrease if clients decide to use alternative providers to service their HR outsourcing needs;

•	other HR outsourcing client employee portfolios or service providers may not be available for acquisition due to price or quality;

•	the Company (under its co-employed service option) may not be able to continue to provide insurance-related products of a quality to acquire new client employees and to retain current client employees; and

•	the time to achieve acceptance by prospective clients of the Company’s new business model may be longer than anticipated.

Acquisitions

EPIX Acquisition.  On March 26, 2004, the Company acquired the HR outsourcing client portfolio of EPIX and certain of its subsidiaries. The transaction was accomplished by an assignment from EPIX (and its subsidiaries) to the Company of all of its client service agreements, which covered approximately 2,000 clients and approximately 30,000 client employees. See further information at Note 8 to the consolidated financial statements.

Revenues

The client billings that the Company charges its clients under its professional services agreements include each client employee’s gross wages, a consolidated service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s consolidated service fee, which is primarily computed on a percentage of payroll basis, is intended to yield a profit to the Company and to cover the costs of the HR outsourcing services provided by the Company to the client, certain employment-related taxes and workers’ compensation insurance coverage. The professional service fee component of the consolidated service fee related to HR outsourcing varies according to a number of factors, such as the size and the location of the client. The component of the consolidated service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll provided to the client. The Company’s long- term profitability is largely dependent upon the Company’s success in generating professional service fees by providing value to its clients.

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

Cost of Services

Cost of services includes health and welfare benefit plan costs, workers’ compensation insurance costs and state unemployment tax costs, as well as other direct costs associated with the Company’s revenue generating activities, such as employer liability insurance coverage, drug screenings and background checks.

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

On at least an annual basis, the Company reviews the current and prior year claims information with its independent actuary. The current accrual rate and overall workers compensation reserves may be adjusted based on current and historical loss trends, fluctuations in the administrative costs associated with the program, actual returns on investment earned with respect to premium dollars paid and changes in the discount rate used to determine the present value of future payments to be made under the program. The final costs of coverage will be determined by the actual claims experience over time as claims close, by the final administrative costs of the program and by the final return on investment earned with respect to premium dollars paid. See “Item 1. Business — Vendor Relationships — Workers’ Compensation Insurance.”

The Company manages its workers’ compensation costs through the use of carriers who the Company believes efficiently manage claims administration and through the Company’s internal risk assessment and client risk management programs.

State unemployment taxes are generally paid as a percentage of payroll costs and expensed as incurred. Rates vary from state to state and are generally based upon the employer’s claims history. The Company actively manages its state unemployment taxes by:

•	actively reviewing unemployment claims, and if warranted, contesting claims it believes are improper;

•	avoiding unemployment tax rate increases through the use of voluntary contributions where available;

•	using multiple state accounts for the classification of its workers where available;

•	electing to report under its clients’ rates whenever possible; and

•	using state successorship rules for its acquisitions of client portfolios of other companies.

Operating Expenses

Operating expenses consist primarily of salaries, wages and commissions associated with the Company’s internal employees and general and administrative expenses. Sales and marketing commissions and client referral fees are expensed as incurred. The Company expects that future revenue growth will result in increased operating leverage as the Company’s fixed operating expenses are spread over a larger revenue base.

Income Taxes

The Company records income tax expense using the asset and liability method of accounting for deferred income taxes.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

Revenues

The following table presents certain information related to the Company’s revenues for the years ended December 31, 2006 (“2006”) and December 31, 2005 (“2005”):

	December 31,	December 31,
	2006	2005	% Change
	(In thousands, except statistical data)

Revenues:
Professional service fees	$163,025	$140,698	15.9%
Employee health and welfare benefits	352,017	331,215	6.3%
Workers’ compensation	106,075	114,778	(7.6)%
State unemployment taxes and other	26,850	22,106	21.5%

Total revenues	$647,967	$608,797	6.4%

Statistical data:
Gross salaries and wages	$5,195,439	$4,776,770	8.8%
Average number of client employees paid by month(1)	126,584	122,356	3.5%
Average wage per average number of client employees paid by month	$41,044	$39,040	5.1%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages(2)	$2.30	$2.62	(12.2)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages(2),(3)	$2.68	$3.22	(16.8)%
Professional service fees per average number of client employees paid by month	$1,288	$1,150	12.0%
Client employee health benefits plan participation	38%	38%	—%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	Manual premium rate data is derived from tables of AIG in effect for 2006 and 2005, respectively.

For 2006, revenues increased to $648.0 million from $608.8 million for 2005, representing an increase of $39.2 million or 6.4%. Revenue growth was primarily a result of the increase in the average number of paid employees, increases in the charges for professional service fees as part of the Company’s strategy to enhance and emphasize the HR consulting services that it provides to its clients, an increase in fees for providing health and welfare benefits for client employees, and increases in state unemployment tax rates. These increases were partially offset by a reduction in workers’ compensation revenues as described below.

As of December 31, 2006, the Company served approximately 7,400 clients as measured by each client’s FEIN, with approximately 128,400 active client employees. This compares to over 8,200 clients as measured by each client’s FEIN, with approximately 136,700 active client employees at December 31, 2005. The decrease in clients and client employees is a function of client and client employee attrition in excess of organic growth for the year ended December 31, 2006. Client attrition accelerated and was higher than expected in the fourth quarter of 2006 as a result of the Company’s initiative to bring healthcare premiums up to retail rates. The average number of paid client employees was 126,584 for 2006, as compared to 122,356 for 2005, representing an increase of 3.5%. Due to the timing of the client attrition late in the fourth quarter, it did not fully impact the average number of paid client employees for 2006. The Company believes that the clients that left in the fourth quarter were generally indicative of clients whose primary objective was to seek relief in healthcare premiums under the traditional professional employer organization business model and does not expect client attrition at the same levels during 2007.

The average wage per average number of client employees paid by month for 2006 increased 5.1% to $41,044, from $39,040 for 2005. This increase was due to the Company’s strategy of focusing on clients that pay higher wages to their employees as well as the effects of inflation.

Revenues for professional service fees increased to $163.0 million in 2006, from $140.7 million in 2005, representing an increase of $22.3 million or 15.9%. The increase was due to an increase in professional service fees charged, an increase in the average number of client employees paid in 2006, as well as the overall increase in gross salaries and wages. The overall effect of this was an increase in professional service fees per average number of client employees paid by month of 12.0% from $1,150 in 2005 to $1,288 in 2006. In the first quarter of 2006, the Company implemented the initial phases of its value proposition outreach campaign, which was a program designed to enhance and emphasize the HR consulting services that it provides to its clients. This program contributed to the increase in the average professional service fee per client employee compared to the same period last year. The value proposition outreach campaign was fully implemented during the second quarter of 2006 and positively impacted professional service fees for the remainder of the year. The impact of the pricing initiative also positively influenced the quality of gross profit by increasing the relative contribution of professional service fees.

Revenues for providing health and welfare benefit plans in 2006 were $352.0 million as compared to $331.2 million in 2005, representing an increase of $20.8 million or 6.3%. Health and welfare benefit plan charges primarily increased as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related costs to its clients and as a result of an increase in the average number of participants in the Company’s health and welfare plans in 2006 as compared to 2005.

Revenues for providing workers’ compensation insurance coverage decreased to $106.1 million in 2006, from $114.8 million in 2005 representing a decrease of $8.7 million or 7.6%. Workers’ compensation billing, as a percentage of workers’ compensation wages for 2006, were 2.30% as compared to 2.62% for 2005, representing a decrease of 12.2%. The decrease in workers’ compensation revenue for 2006 was primarily due to the effect of a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates and an improvement in the risk profile of the Company’s client base. These decreases were partially offset by an increase in workers’ compensation revenues associated with the increase in the average number of paid client employees and related workers’ compensation wages. The manual premium rate for workers’ compensation applicable to the Company’s clients decreased 16.8% during 2006 compared to 2005. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates primarily reflects the reduction in the Florida manual premium rates.

Revenues from state unemployment taxes and other revenues increased to $26.9 million in 2006 from $22.1 million in 2005, representing an increase of $4.7 million or 21.5%. The increase was primarily due to an increase in salaries and wages as well as increases in the state unemployment tax rates that were passed along to clients.

Cost of Services

The following table presents certain information related to the Company’s cost of services for 2006 and 2005:

	December 31,		December 31,
	2006		2005		% Change
	(In thousands, except statistical data)

Cost of services:
Employee health and welfare benefits	$354,531		$326,932		8.4%
Workers’ compensation	57,462		60,071		(4.3)%
State unemployment taxes and other	32,197		26,804		20.1%

Total cost of services	$444,190		$413,807		7.3%

Statistical data:
Gross salaries and wages	$5,195,439		$4,776,770		8.8%
Average number of client employees paid by month(1)	126,584		122,356		3.5%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages(2)	$1.25		$1.37		(8.8)%
Number of workers’ compensation claims(3)	5,820		6,232		(6.6)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages(2)	1.26	x	1.42	x	(11.3)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective year and does not include claims with respect to a specific policy year that are reported subsequent to the end of such year. For information regarding claims reported after the end of each respective year, see the first table set forth below in this Item 7 under “Critical Accounting Estimates.”

Cost of services, which includes the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $444.2 million for 2006, compared to $413.8 million for 2005, representing an increase of $30.4 million, or 7.3%. This increase was primarily due to an increase in health and welfare benefit costs and state unemployment taxes and was partially offset by a reduction in workers’ compensation costs.

The cost of providing health and welfare benefit plans to client employees for 2006 was $354.5 million as compared to $326.9 million for 2005, representing an increase of $27.6 million or 8.4%. This increase was primarily attributable to the increase in overall health care costs and the increase in the average number of client employees participating in the Company’s health and welfare plans. During 2006, the Company recorded an overall health plan subsidy of approximately $2.5 million primarily due to a $1.3 million one-time premium cost for the month of October not passed along to clients after the deferral of the start of the new health plan benefit year from October 1 to November 1 and unfavorable claims trends in the fourth quarter of 2006. This is compared to a health plan surplus of $4.3 million during 2005 as a result of favorable claims development during 2005.

Workers’ compensation costs were $57.5 million for 2006, as compared to $60.1 million for 2005, representing a decrease of $2.6 million or 4.3%. The decrease in workers’ compensation costs was primarily due to: (a) the reduction in workers’ compensation expense for the 2006 program year as a result of favorable claims metrics experienced by the Company for the 2006 program year; (b) a reduction in premium costs; and (c) the lowering of the loss estimates for the 2000-2005 program years based upon continued favorable claims development for those years. The aggregate impact in 2006 of the lowering of the prior year loss estimates for the 2000-2005 program years was approximately $18.7 million. In 2005 the aggregate impact of the lowering of prior year loss estimates for the 2000 — 2004 program years was a reduction in workers’ compensation expense of approximately $22.3 million.

State unemployment taxes and other costs were $32.2 million for 2006, compared to $26.8 million for 2005, representing an increase of $5.4 million or 20.1%. The increase relates to an increase in taxable wages, increases in state unemployment tax rates beginning January 1, 2006, payroll tax return true-ups, as well as an increase in costs associated with expanded client service offerings.

Operating Expenses

The following table presents certain information related to the Company’s operating expenses for 2006 and 2005:

	December 31,	December 31,
	2006	2005	% Change
	(In thousands, except statistical data)

Operating expenses:
Salaries, wages and commissions	$85,624	$76,033	12.6%
Other general and administrative	54,746	49,312	11.0%
Reinsurance contract loss, net	1,650	—	n/a
Depreciation and amortization	13,878	14,635	(5.2)%

Total operating expenses	$155,898	$139,980	11.4%

Statistical data:
Internal employees at year end	1,000	1,050	(4.8)%

Total operating expenses were $155.9 million for 2006 as compared to $140.0 million for 2005, representing an increase of $15.9 million, or 11.4%.

Salaries, wages and commissions were $85.6 million for 2006 as compared to $76.0 million for 2005, representing an increase of $9.6 million, or 12.6%. The increase is primarily a result of the increase in payroll costs associated with the hiring of additional senior management personnel during the second half of 2005 and during 2006. Also included in 2006 is $3.7 million of stock compensation expense associated with the adoption of SFAS 123R, compared to $0.6 million of stock-based compensation expense recorded in 2005. For additional information regarding the Company’s adoption of SFAS 123R, see Note 1 and Note 17 to the financial statements contained in this report.

Other general and administrative expenses were $54.7 million for 2006 as compared to $49.3 million in 2005, representing an increase of $5.4 million, or 11.0%. This increase is primarily a result of an overall increase in general and administrative costs and includes costs associated with the Company’s expansion into mid-market, consulting fees associated with strategic initiatives and costs related to the first quarter 2006 relocation of the Company’s field support center in Bradenton, Florida.

The net reinsurance contract loss for the year was $1.65 million as a result of the net effect of the following. During the second quarter of 2006, the Company recorded a $4.65 million loss on a reinsurance contract related to its 2006 workers’ compensation program. The Company determined that, as a result of the liquidation proceeding related to the Bermuda reinsurance company responsible for covering the layer of its workers’ compensation claims between $0.5 million and $2.0 million per occurrence and the related termination of its reinsurance contract, a loss of $4.65 million should be recorded as of June 30, 2006, which represented the entire premium paid for coverage in 2006. During the third quarter of 2006, the Company recorded a gain on the reinsurance contract as a result of the receipt of $3.0 million pursuant to a court-approved settlement, which also called for the admission in the liquidation proceeding of an unsecured claim against the reinsurer in the amount of $2.2 million. The settlement is without prejudice to any claims Gevity may have against third parties relating to the reinsurer’s liquidation. The Company is actively pursuing additional recovery. Future amounts recovered, if any, will be recognized in income when realization is assured beyond a reasonable doubt. In light of the liquidation proceeding, during the second quarter of 2006, the Company secured comparable coverage for the layer of claims between $0.5 million and $2.0 million from AIG retroactively effective to January 1, 2006. The cost of the replacement coverage for 2006 (approximately $4.8 million), has been included in cost of services for 2006 and replaces the cost incurred from the original policy.

Depreciation and amortization expenses were $13.9 million for 2006 compared to $14.6 million for 2005. The decrease is primarily attributable to a greater number of assets reaching the end of their depreciable lives compared to assets put into service during 2006.

Income Taxes

Income taxes were $13.2 million for 2006 compared to $18.6 million for 2005. The decrease is primarily due to a decrease in income before taxes in 2006 compared to 2005, a decrease in the Company’s statutory income tax rate from 39.5% to 38.0%, and the reversal of an approximate $2.0 million tax reserve related to the Company’s filing of a change in accounting method with the Internal Revenue Service during 2006. The Company’s effective tax rate for 2006 and 2005 was 27.2% and 33.2%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits and changes in tax reserves.

Net Income and Diluted Earnings Per Share

As a result of the factors described above, net income decreased 5.7% to $35.3 million for 2006 compared to $37.4 million for 2005. Net income per diluted common share on 26.8 million shares was $1.32 for 2006 compared to net income per diluted common share of $1.31 on 28.5 million shares for 2005.

Excluding the impact of the $1.65 million net loss on the reinsurance contract for the year ended December 31, 2006 ($1.0 million net of income tax) and including the impact of the SFAS 123 pro forma stock compensation expense of $4.6 million for the year ended December 31, 2005 ($3.1 million net of income tax), net income would have increased 5.7% from $34.3 million to $36.3 million for the years ended December 31, 2005 and 2006, respectively, and diluted earnings per share would have increased 12.5% from $1.20 to $1.35, respectively. See “Non-GAAP Financial Information.”

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Revenues

The following table presents certain information related to the Company’s revenues for the years ended December 31, 2005 (“2005”) and December 31, 2004 (“2004”):

	December 31,	December 31,
	2005	2004	% Change
	(In thousands, except statistical data)

Revenues:
Professional service fees	$140,698	$134,781	4.4%
Employee health and welfare benefits	331,215	314,494	5.3%
Workers’ compensation	114,778	117,669	(2.5)%
State unemployment taxes and other	22,106	18,537	19.3%

Total revenues	$608,797	$585,481	4.0%

Statistical data:
Gross salaries and wages	$4,776,770	$4,309,260	10.8%
Average number of client employees paid by month(1)	122,356	119,857	2.1%
Average wage per average number of client employees paid by month	$39,040	$35,953	8.6%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages(2)	$2.62	$2.88	(9.0)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages(2),(3)	$3.22	$3.50	(8.0)%
Professional service fees per average number of client employees paid by month	$1,150	$1,125	2.2%
Client employee health benefits plan participation	38%	38%	—%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	Manual premium rate data is derived from tables of AIG in effect for 2005 and 2004, respectively.

For 2005, revenues increased to $608.8 million from $585.5 million for 2004, representing an increase of $23.3 million or 4.0%. Revenue growth was primarily a result of the overall growth in the number of client employees served. Also contributing to the growth were increases in the charges for professional service fees as part of the Company’s strategy to enhance and emphasize the HR consulting services that it provides to its clients, increases in fees for providing health and welfare benefits for client employees and an increase in state unemployment tax rates.

As of December 31, 2005, the Company served approximately 8,200 clients as measured by each client’s FEIN, with approximately 136,700 active client employees. This compares to over 8,500 clients as measured by each client’s FEIN, with approximately 129,900 active client employees at December 31, 2004. The average number of paid client employees was 122,356 for 2005, as compared to 119,857 for 2004, representing an increase of 2.1%. The increase in client employees and the average number of paid client employees is a function of organic growth in excess of client employee attrition for the year ended December 31, 2005. The decrease in the overall number of clients from 2004 to 2005 was offset by an increase in the number of employees per client.

The average wage per average number of client employees paid by month for 2005 increased 8.6% to $39,040, from $35,953 for 2004. This increase is due to the Company’s strategy of focusing on clients that pay higher wages to their employees as well as the effects of inflation.

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

Revenues for providing workers’ compensation insurance coverage decreased to $114.8 million in 2005, from $117.7 million in 2004 representing a decrease of $2.9 million or 2.5%. Workers’ compensation billing, as a percentage of workers’ compensation wages for 2005, were 2.62% as compared to 2.88% for 2004, representing a decrease of 9.0%. The decrease in workers’ compensation revenue for 2005 was primarily due to the effect of a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates, an improvement in the risk profile of the Company’s client base, and partially offset by an increase in workers’ compensation revenues associated with the increase in the number of client employees and related workers’ compensation wages.

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

Cost of Services

The following table presents certain information related to the Company’s cost of services for 2005 and 2004:

	December 31,		December 31,
	2005		2004		% Change
	(In thousands, except statistical data)

Cost of services:
Employee health and welfare benefits	$326,932		$307,662		6.3%
Workers’ compensation	60,071		77,806		(22.8)%
State unemployment taxes and other	26,804		20,672		29.7%

Total cost of services	$413,807		$406,140		1.9%

Statistical data:
Gross salaries and wages	$4,776,770		$4,309,260		10.8%
Average number of client employees paid by month(1)	122,356		119,857		2.1%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages(2)	$1.37		$1.91		(28.3)%
Number of workers’ compensation claims(3)	6,232		6,489		(4.0)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages(2)	1.42	x	1.59	x	(10.7)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective year and does not include claims with respect to a specific policy year that are reported subsequent to the end of such year. For information regarding claims reported after the end of each respective year, see the first table set forth below in this Item 7 under “Critical Accounting Estimates.”

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

The cost of providing health and welfare benefit plans to client employees for 2005 was $326.9 million as compared to $307.7 million for 2004, representing an increase of $19.3 million or 6.3%. This increase was primarily attributable to the increase in overall health care costs and the increase in the number of client employees participating in the Company’s health and welfare plans. This increase was partially offset by a $4.3 million reduction in health benefit costs during 2005 related to finalization of the 2004 Aetna premium true-up and favorable claims experience under the Aetna and BCBSFL plan years.

Workers’ compensation costs were $60.1 million for 2005, as compared to $77.8 million for 2004, representing a decrease of $17.7 million or 22.8%. The decrease in workers’ compensation costs was primarily due to: (a) the reduction in workers’ compensation expense for the 2005 program year as a result of favorable claims metrics experienced by the Company for the 2005 program year; and (b) the lowering of the loss estimates for the 2000-2004 program years based upon continued favorable claims development for those years. The aggregate impact on 2005 of the lowering of prior year loss estimates for the 2000 — 2004 program years was a reduction in workers’ compensation expense of approximately $22.3 million.

State unemployment taxes and other costs were $26.8 million for 2005, compared to $20.7 million for 2004, representing an increase of $6.1 million or 29.7%. The increase primarily relates to higher state unemployment tax rates that took effect on January 1, 2005, the increase in client employees and the related wage base, and the full impact of the EPIX acquisition in 2005 versus the partial impact of the EPIX client portfolio acquisition in 2004. In addition, the Company received state unemployment tax assessments of approximately $2.8 million from five states in the fourth quarter of 2005, which were retroactive to the beginning of 2005 and which related to prior tax years. The Company decided that for most of its clients, the effect of the rate increases from the state unemployment tax assessments related to 2005 and prior wages would be absorbed by the Company and such rate increases would be passed through to clients in 2006.

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

Income Taxes

Income taxes were $18.6 million for 2005 compared to $17.7 million for 2004. The increase is primarily due to an increase in income before taxes in 2005 compared to 2004. The Company’s effective tax rate for 2005 and 2004 was 33.2% and 33.8%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

Net Income and Diluted Earnings Per Share

As a result of the factors described above, net income increased 8.0% to $37.4 million for 2005 compared to $34.6 million for 2004. Net income per diluted common share on 28.5 million shares was $1.31 for 2005 compared to net income per diluted common share of $1.24 on 27.8 million shares for 2004, excluding the impact of the non-recurring, non-cash charge related to the Series A convertible, redeemable preferred stock (the “Preferred Stock”)

conversion, the accretion of redemption value of Preferred Stock prior to conversion, and the related Preferred Stock dividends in 2004. Including the impact of the Preferred Stock items, diluted earnings per share on 25.7 million shares was $0.18 for 2004. See the reconciliation of the pro forma information to GAAP information under “Non-GAAP Financial Information” below in this Item 7.

Preferred Stock Conversion and Accounting Treatment

On May 19, 2004, in connection with the Company’s offering of common stock, the holders of the Company’s then outstanding Preferred Stock converted 100% of their holdings of Preferred Stock into the Company’s common stock. The conversion price was $5.44 per share and resulted in the issuance of 5,514,705 shares of the Company’s common stock.

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

LIQUIDITY AND CASH FLOWS

Cash Flow

General

The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its collateralization requirements for insurance coverage, purchases of shares of its common stock under its share repurchase program, plans for expansion of its HR outsourcing portfolio through acquisitions, possible acquisitions of businesses complementary to the business of Company and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to obtain additional capital from either private or public sources.

The Company currently believes that its current cash balances, cash flow from operations and existing line of credit will be sufficient to meet its operational requirements for the next 12 months, excluding cash required for acquisitions, if any. The Company entered into a five year unsecured line of credit for $50.0 million with the Bank of America, N.A. in August 2006, of which no amount was outstanding as of December 31, 2006. See Note 11 to the consolidated financial statements beginning on page F-1 for additional information regarding the Company’s line of credit.

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

(iv) workers’ compensation insurance charges (if applicable); and (v) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on coverage levels elected by the client and the client employees. Included in the Company’s billings during 2006 were salaries, wages and payroll taxes of client employees of $5.6 billion. The billings to clients are managed from a cash flow perspective so that a matching generally exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of the Company’s professional services agreements, the Company is obligated to make certain wage, tax and regulatory payments even if the related wages tax and regulatory payments are not made by its clients. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client and generally, the Company has the right to immediately terminate the client relationship for non-payment. To the extent this objective is not achieved, short-term cash requirements can be significant. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

Restricted Cash

The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverage. The Company uses its marketable securities and used its certificate of deposit to collateralize these obligations as more fully described below. Marketable securities and the certificate of deposit used to collateralize these obligations are designated as restricted in the Company’s consolidated financial statements.

At December 31, 2006, the Company had $44.5 million in total cash and cash equivalents and restricted marketable securities, of which $36.3 million was unrestricted. At December 31, 2006, the Company had pledged $8.2 million of restricted marketable securities in collateral trust arrangements issued in connection with the Company’s workers’ compensation and general insurance coverage as follows:

	December 31,	December 31,
	2006	2005
	(In thousands)

Certificates of deposit — restricted:
Other	$—	$33

Total certificates of deposit — restricted	—	33

Short-term marketable securities — restricted:
General insurance collateral obligations — AIG	4,478	4,281

Total short-term marketable securities — restricted	4,478	4,281

Long-term marketable securities restricted:
Workers’ compensation collateral — AIG	3,747	3,582
Rabbi trust	—	4,309

Total long-term marketable securities — restricted	3,747	7,891

Total restricted assets	$8,225	$12,205

During the third quarter of 2006, the Company terminated its non-qualified deferred compensation plan and the restricted assets held in the related rabbi trust were distributed to the plan participants.

The Company’s obligation to BCBSFL under its current contract may require an irrevocable letter of credit (“LOC”) in favor of BCBSFL if a coverage ratio, as set forth in the BCBSFL agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirements, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $9.3 million during the last twelve months). As of December 31, 2006, the minimum coverage ratio was met and no LOC was required. The Company was not required to collateralize the Aetna program for 2005 and 2006.

The Company does not anticipate any additional collateral obligations to be required in 2007 for its workers’ compensation arrangements.

As of December 31, 2006, the Company has recorded a $121.2 million receivable from AIG representing workers’ compensation premium payments made to AIG related to program years 2000 through 2006 in excess of the present value of the estimated claims liability and the related accrued interest receivable. This receivable represents a significant concentration of credit risk for the Company.

Cash Flows from Operating Activities

At December 31, 2006, the Company had a net working capital deficit of $10.7 million, including restricted funds classified as short-term of $4.5 million, as compared to a net working capital deficit of $6.2 million as of December 31, 2005, including $4.3 million of restricted funds classified as short-term. The overall increase in the working capital deficit is due to timing differences and the use of excess cash in 2006 to repurchase the Company’s common stock under its share repurchase programs.

Net cash provided by operating activities was $54.4 million for the year ended December 31, 2006 as compared to net cash provided by operating activities of $60.5 million for the year ended December 31, 2005, representing a decrease of $6.2 million. Cash flows from operating activities are significantly impacted by the timing of client payrolls, the day of the week on which a fiscal period ends and the existence of holidays at or immediately following a period end. The overall decrease in cash from operating activities was primarily due to net timing differences and an increase in income taxes paid during 2006 primarily as a result of a change in accounting method filed with the Internal Revenue Service during 2006.

If current workers’ compensation trends continue, the Company expects to receive approximately $35.4 million from AIG during the third quarter of 2007 as a net return premium in connection with the premium true-ups related to the 2000-2006 program years. Additional premium releases by AIG are also anticipated in future years if such trends continue. The Company believes that it has provided AIG a sufficient amount of cash to cover its short-term and long-term workers compensation obligations related to open policy years.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2006 of $14.5 million, primarily related to $14.2 million of capital expenditures for technology-related items and excludes approximately $1.7 million of capital expenditures made by the Company in 2006 and paid for in 2007. The Company is continuing to invest capital resources in the development and enhancement of its current information, technology infrastructure and service delivery capabilities. This compares to cash used in investing activities of $0.4 million for the year ended December 31, 2005 primarily related to $6.2 million of capital expenditures for technology purchases and leasehold improvements at the Company’s new corporate facility and was substantially offset by the release and conversion into cash of a $6.0 million certificate of deposit held by BCBSFL. The Company plans to spend approximately $10.0 million on capital expenditures during 2007 primarily related to a technology upgrades and enhancements related to service delivery. Capital expenditures are expected to be funded through operations, leasing arrangements or from the Company’s line of credit.

Cash Flows from Financing Activities

Cash used in financing activities for the year ended December 31, 2006 of $56.1 million was a result of the net effect of: $57.3 million used to repurchase 2,496,096 shares of the Company’s common stock under its stock repurchase programs, including $3.4 million related to the purchase of 128,400 shares made in 2005 and paid for in 2006 (see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a discussion of the current stock repurchase program); $8.9 million of cash dividends paid; $6.8 million received from directors, officers and employees of the Company upon the exercise of 666,808 stock options and the purchase of 20,941 shares of common stock under the Company’s employee stock purchase plan; and $3.3 million related to excess tax benefits received by the Company for its share-based arrangements. SFAS 123R changed the presentation of tax benefits received in excess of amounts determined based upon the compensation expense recognized. Previously, these amounts were considered sources of cash in the operating activities section of the statement of cash flows. For periods after adopting SFAS 123R under the modified prospective method, these excess tax benefits will be presented as a source of cash in the financing activities section of the statement of cash flows.

This compares to $48.3 million of cash used in financing activities during the year ended December 31, 2005 primarily a result of $46.0 million used to repurchase the Company’s common stock under a stock repurchase program. Cash used in financing activities during 2005, excludes approximately $3.4 million of stock repurchases made during 2005 and paid for in 2006. Additionally, during 2005 the Company received approximately $5.2 million from directors, officers and employees of the Company upon the exercise of options to purchase 684,139 shares of common stock and the purchase of 23,238 shares of common stock under the Company’s Employee Stock Purchase Plan, and the Company paid dividends to the holders of its common stock of approximately $7.5 million during 2005.

Subsequent to December 31, 2006 and through February 28, 2007, the Company purchased an additional 306,921 shares of its common stock under this repurchase plan at a cost of $6.7 million.

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

Table Of Contractual Arrangements — The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2006 and the effect they are expected to have on its liquidity and capital resources (in thousands):

Payment Due by Period
		Less			More
		Than 1	1-3	4-5	Than
Contractual Obligations	Total	Year	Years	Years	5 Years

Long-term debt obligations	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	$40,320	$7,989	$14,008	$7,482	$10,841
Purchase obligations	—	—	—	—	—
Other	—	—	—	—	—

Total	$40,320	$7,989	$14,008	$7,482	$10,841

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. The accounting estimates described below are those that the Company considers critical in preparing its financial statements because they are particularly dependent on estimates and assumptions made by management that are uncertain at the time the accounting estimates are made. While management has used its best estimates based upon facts and circumstances available at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates used are reasonably likely to occur from period to period, which may have a material impact on the presentation of the Company’s financial condition and results of operations. Management periodically reviews the estimates and assumptions and reflects the effects of revisions in the period in which they are determined to be necessary. Management has reviewed the critical accounting estimates with the

Audit Committee of the Company’s Board of Directors. The descriptions below are summarized and have been simplified for clarity. A detailed description of the significant accounting policies used by the Company in preparing its financial statements is included in Note 1 to the consolidated financial statements beginning on page F-1.

Workers’ Compensation Receivable/Reserves

For a description of the Company’s workers’ compensation program see “Item 1. Business — Vendor Relationships — Workers’ Compensation.”

Workers’ compensation claim payments related to an individual policy year may extend over many years following the date of the worksite injury. Volatility in the dollar amount of workers’ compensation costs arises when the number of accidents and the severity of these accidents cannot be easily projected, thus resulting in a wide range of possible expected dollar losses for an insurance policy program year. Volatility in the projection of expected dollar losses caused by the number of claims and the severity of these claims is more likely to be associated with industries that have a high-risk level associated with them.

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

The Company’s consolidated financial statements reflect the estimates made by the Company and its independent actuary as well as other factors related to the Company’s workers’ compensation programs within the cost of services on the Company’s consolidated statements of operations and within the workers’ compensation receivable, the accrued insurance premiums and health reserves or the long-term accrued workers’ compensation insurance reserves on the Company’s consolidated balance sheets. To the extent that the premium payments to the carriers (including the amounts related to the per occurrence deductible) and the related accrued interest less claim payments made is greater than (less than) the present value of the remaining claim liability estimate accrued to date, a receivable (liability) is recorded. If the actual cost of the claims incurred is higher than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could increase. If the actual cost of the claims incurred is lower than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could decrease.

An increase or decrease to the accrual rate is reflected in the accounting period for which the change in the amount of workers’ compensation claims is estimated. Due to the considerable variability in the estimate of the amount of workers’ compensation claims, adjustments to workers’ compensation costs are sometimes significant. For example, a 1% change in overall claims loss estimate for claims under the Company’s deductible levels with no other changes in assumptions would have impacted the net present value of the claims liability and workers’ compensation cost as of December 31, 2006 by approximately $3.6 million.

The workers’ compensation receivable (payable) is also affected by the change in the discount rate used to calculate the present value of the remaining claims liability. Fluctuations in the interest rate environment influence the selection of the discount rate. Increases in the discount rate result in a decrease in the net present value of the liability while decreases in the discount rate result in an increase in the net present value of the liability. For example a 1% change in the discount rate used to calculate the net present value of the claims liability at December 31, 2006 with no other changes in assumptions would have impacted the net present value of the claims liability and workers’ compensation cost as of December 31, 2006 by approximately $3.2 million.

During 2006 and 2005, the Company, in conjunction with its quarterly reviews and annual actuarial calculations of estimated costs of claims, revised its previous loss estimates for prior program years in recognition of the continued favorable claim development trends that occurred during each year. This revision of prior year loss estimates resulted in a total of $18.7 million and $22.3 million, respectively, in favorable adjustments to costs of services and workers’ compensation receivable.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002	2001	2000
	(Dollars in thousands)

Originally reported reserves for unpaid claims and claims expenses limited to the Company’s liability per occurrence	$60,500	$64,000	$73,000	$65,000	$76,200	$103,000	$109,000
Number of claims reported as of:
End of initial year	5,820	6,232	6,489	5,765	7,701	10,195	11,888
One year later	—	6,420	6,665	5,916	7,856	10,475	12,088
Two years later	—	—	6,679	5,961	7,873	10,495	12,114
Three years later	—	—	—	5,964	7,872	10,500	12,118
Four years later	—	—	—	—	7,873	10,500	12,119
Five years later	—	—	—	—	—	10,500	12,119
Six years later	—	—	—	—	—	—	12,119
Number of open claims reported as of:
End of initial year	1,474	1,628	2,045	1,604	1,632	2,632	3,077
One year later	—	329	388	333	462	791	965
Two years later	—	—	174	121	251	286	532
Three years later	—	—	—	57	126	156	148
Four years later	—	—	—	—	84	84	84
Five years later	—	—	—	—	—	59	54
Six years later	—	—	—	—	—	—	36
Insurance carrier open case reserve amount as of:
End of initial year	$13,997	$15,028	$15,339	$12,444	$15,272	$23,087	$22,315
One year later	—	$10,079	$10,825	$9,253	$11,249	$14,086	$16,796
Two years later	—	—	$5,902	$4,381	$6,579	$8,223	$12,105
Three years later	—	—	—	$2,534	$4,697	$4,814	$5,533
Four years later	—	—	—	—	$4,249	$2,960	$3,639
Five years later	—	—	—	—	—	$4,225	$2,665
Six years later	—	—	—	—	—	—	$2,629
Cumulative net paid claims by insurance carrier as of:
End of initial year	$14,162	$14,647	$13,876	$14,502	$16,859	$21,345	$22,688
One year later	—	$29,328	$31,488	$30,790	$38,006	$47,461	$50,524
Two years later	—	—	$40,010	$40,343	$50,182	$65,925	$69,251
Three years later	—	—	—	$43,221	$56,292	$72,457	$81,033
Four years later	—	—	—	—	$59,056	$76,740	$85,241
Five years later	—	—	—	—	—	$78,217	$88,084
Six years later	—	—	—	—	—	—	$89,274
Undiscounted reserves re-estimated as of:
End of initial year	$60,500	$64,000	$73,000	$65,000	$76,200	$103,000	$109,000
One year later	—	$58,500	$63,000	$63,000	$78,000	$98,000	$109,000
Two years later	—	—	$56,700	$56,000	$71,000	$99,000	$108,400
Three years later	—	—	—	$51,600	$69,000	$93,000	$105,000
Four years later	—	—	—	—	$69,000	$90,000	$104,000
Five years later	—	—	—	—	—	$86,900	$100,000
Six years later	—	—	—	—	—	—	$95,600

The following table summarizes the expected undiscounted cash flows related to workers’ compensation claims payments for the open program years as of December 31, 2006. Policy program years 2000 through 2002 have been combined to reflect the additional insurance coverage purchased from AIG during 2004 with respect to those program years:

	For the Policy Years Ended December 31,
	2006	2005	2004	2003	2000-2002
	(In thousands)

Initial premium/collateral payments to carriers	$84,000	$100,000	$111,402	$85,000	$293,720
Premium/collateral refunds received	(11,658)	(31,999)	(48,943)	(18,574)	—

Net premiums/collateral held by carriers	72,342	68,001	62,459	66,426	293,720

Paid claims by insurance carrier	(14,162)	(29,328)	(40,010)	(43,221)	(226,547)
Estimated future claims covered by premium/collateral	(46,338)	(29,172)	(16,690)	(8,379)	(24,953)

Total estimated ultimate claims	(60,500)	(58,500)	(56,700)	(51,600)	(251,500)
Estimated interest on premium/collateral payments earned through December 31, 2006	1,609	4,185	4,945	4,134	5,240

Estimated return of premium/collateral (undiscounted)	$13,451	$13,686	$10,704	$18,960	$47,460

The AIG workers’ compensation insurance program provides for a return to the Company of excess premiums paid eighteen months after the beginning of each program year and annually thereafter. The adjustment amount is determined by applying a loss development factor to an estimate of the incurred losses based upon actual claims incurred during the program year and comparing that amount to actual premiums paid for the program year. The Company expects to receive approximately $35.4 million of returned premiums during the third quarter of 2007 relative to the AIG program years 2000 through 2006. All other estimated premium/collateral return is expected to be long-term.

Intangible Assets

The Company has recorded significant intangible assets as a result of the EPIX and other acquisitions. The intangible assets related to the client service agreements acquired were valued by a third party, are considered to have a finite life, and are being amortized over a 5-year period based upon the estimated rate of client attrition. The original estimate of client attrition was based upon the previous experience of the Company. The Company reviews the remaining life of the intangible assets periodically and reviews for impairment if events and circumstances warrant. Changes to the estimated economic life, if any, may result in an increase in amortization expense that may be significant.

Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

Medical Benefit Plan Liabilities

The Company provides medical benefit plans to its client employees through several medical benefit plan providers; under a minimum premium plan with BCBSFL; a retrospective premium plan with Aetna for the Aetna PPO plan; and guarantee cost contracts for all other plans.

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

The Aetna PPO medical benefit plan is a retrospective funding arrangement whereby the PPO plan is subject to a 5.0% additional premium if actual plan costs are greater than premium payments for the policy year.

For each period, the Company estimates the relevant factors, based primarily on historical data and uses this information to determine the assumptions underlying the reserve calculations. An extensive degree of judgment is used in this estimation process. Due to the considerable variability of health care costs, adjustments to health reserves are sometimes significant. For example, an increase (decrease) in the margin factor used to calculate claims incurred but not reported by 1% at December 31, 2006 would have resulted in an increase (decrease) in the incurred but not reported claim reserve of approximately $1.1 million.

During the year ended December 31, 2006, the Company, in conjunction with its annual actuarial calculation of incurred but not reported claims and the Aetna health plan premium true-up, recorded a net health plan subsidy of $2.5 million that increased its cost of services and reserves for incurred but not reported claims. During the year ended December 31, 2005, the Company, in conjunction with its annual actuarial calculation of incurred but not reported claims and the Aetna health plan premium true-up, recorded a health plan surplus of $4.3 million that decreased its cost of services and reserves for incurred but not reported claims.

The following table provides the amount of the medical benefit plan liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported (in thousands):

	Year Ended
	December 31,
	2006	2005

Incurred but not reported claims	$10,609	$13,333
Other health plan liabilities (including recall premiums)	2,457	1,709

Total medical benefit plan liabilities	$13,066	$15,042

If the actual amount of the Company’s medical benefit plan liabilities at the end of each period were to increase (decrease) from the estimates used by the Company, then the Company would have an increase in the amount of its future period health benefit subsidy (surplus).

The Company’s consolidated financial statements reflect the estimates made with respect to medical benefit plan liabilities within the cost of services on the Company’s consolidated statement of operations and within the accrued insurance premiums and health reserves on the company’s consolidated balance sheet.

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

The Company has established credit policies and generally requires its clients to pay in advance or simultaneously with the delivery of its payroll. In addition, the Company maintains the right to immediately terminate the professional services agreement and associated client employees or to require prepayment, letters of credit or other collateral upon deterioration of a client’s financial position or upon nonpayment by a client. As a result of the Company’s strict credit policies, customer nonpayments historically have been low as a percentage of revenues (see “Schedule II — Valuation and Qualifying Accounts — Allowance for Doubtful Accounts” on page S-1). If the financial condition of the Company’s clients were to deteriorate rapidly, resulting in non-payment, the Company’s uncollected accounts receivable could increase rapidly and the Company could be required to provide for additional allowances.

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

Non-GAAP Financial Information

The non-GAAP data contained in this Annual Report on Form 10-K presents net income, earnings per share and statistical information based upon operating income for the years ended December, 31, 2006 and 2005 that is adjusted for the impact of the reinsurance contract loss (and subsequent partial recovery) as well as stock-based compensation expense. The non-GAAP data also presents earnings per share for the year ended December 31, 2004 that is adjusted for the Preferred Stock activity and the effect of its conversion in 2004. The Company has included non-GAAP financial information for these periods because it believes generally that such information provides management and investors a more complete and transparent understanding of the Company’s results and trends and allows management and investors to compare the actual GAAP results for the years ended December 31, 2006 and 2005, and for 2004 on a consistent basis. In addition, management uses the non-GAAP financial information for forecasting, budgeting and other analytical purposes.

The year ended December 31, 2006 is adjusted to exclude the impact of the loss (and subsequent partial recovery) on the reinsurance contract previously described as the Company believes that this was a one-time net loss due to the unusual nature of the liquidation proceeding pertaining to the Bermuda reinsurer. The year ended December 31, 2005 is adjusted to include stock-based compensation expense, which prior to January 1, 2006 had been recognized on a pro forma basis in accordance with SFAS 123. The Company adopted the provisions of SFAS 123R on January 1, 2006 utilizing the modified prospective application of transition and therefore has not restated prior results. The adjustment for stock-based compensation expense was made to provide a more complete understanding of the trends between 2005 and 2006.

The non-GAAP financial information provided in this report may not be the same as similarly titled measures used by other companies, should not be construed as alternatives to their nearest GAAP equivalents, and should only be used in conjunction with results reported in accordance with GAAP.

The reconciliation of the 2006 and 2005 GAAP to non-GAAP disclosures is as follows:

	For the Year Ended December 31,
	2006	2005
	(In thousands, except per share data)

Operating income — GAAP	$47,879	$55,010
SFAS 123 pro forma stock compensation expense	—	(4,575)
Reinsurance contract loss, net	1,650	—

Operating income — non-GAAP	$49,529	$50,435

Net income — GAAP	$35,263	$37,378
SFAS 123 pro forma stock compensation expense	—	(3,056)
Reinsurance contract loss, net	1,023	—

Net income — non-GAAP	$36,286	$34,322

Net income per common share — diluted — GAAP	$1.32	$1.31
SFAS 123 pro forma stock compensation expense	—	(0.11)
Reinsurance contract loss, net	0.03	—

Net income per common share — diluted — Non-GAAP	$1.35	$1.20

The year ended December 31, 2004 is adjusted to exclude the effects on diluted earnings per share of the non-recurring, non-cash charge to retained earnings to accelerate the amortization of the discount associated with the Preferred Stock, the accretion of redemption value of the Preferred Stock prior to conversion and the related Preferred Stock dividends, in light of the full conversion of the Preferred Stock into common stock on May 19, 2004 (see Note 13 of notes to consolidated financial statements beginning on page F-1).

Reconciliation of the 2004 pro forma non-GAAP financial information is as follows:

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

The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company utilizes U.S. government agency and other corporate debt with fixed rates and maturities of less than one year and money market funds to manage its exposures to interest rates. See Note 4 to the consolidated financial statements beginning on page F-1. The Company holds restricted collateral with respect to its insurance programs provided by the member insurance companies of AIG, which are currently invested in money market funds and are therefore not significantly exposed to interest rate risk. If interest rates change, the interest income with respect to these investments would ultimately be affected. The insurance premiums paid to AIG under its workers’ compensation insurance program earn a fixed rate of return and are not subject to market risk from changes in interest rates (see Note 6 to the consolidated financial statements beginning on page F-1). The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2007, although there can be no assurances that interest rates will not change.

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

During the quarter ended December 31, 2006, there were no other changes in internal control over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management determined that as of December 31, 2006, the Company’s internal control over financial reporting was effective based upon those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited the Company’s consolidated financial statements. Deloitte & Touche LLP’s attestation report on management’s assessment of internal control over financial reporting is presented below.

Report of Independent Registered Public Accounting firm on Management’s Assessment of Internal Control

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gevity HR, Inc.
Bradenton, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Gevity HR, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, as of January 1, 2006.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
March 13, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 regarding the Company’s executive officers is included under “Item 1. Business — Executive Officers of the Registrant.” Other information required by this Item 10 will be contained in the Company’s Proxy Statement, relating to the 2007 Annual Meeting of Shareholders, expected to be held on May 16, 2007 (the “Proxy Statement”) under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Information Regarding our Board and its Committees” and is incorporated herein by reference.

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

The information required by this Item 12 will be contained in the Proxy Statement under the headings “Ownership of Securities” and “Executive Compensation” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(b) Exhibit Index:

A list of exhibits filed with this report is included in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gevity HR, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEVITY HR, INC.

Dated: March 13, 2007	/s/ Erik Vonk Erik Vonk, Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2007	/s/ Erik Vonk Erik Vonk Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Dated: March 13, 2007	/s/ Peter C. Grabowski Peter C. Grabowski Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 13, 2007	/s/ George B. Beitzel George B. Beitzel Director

Dated: March 13, 2007	/s/ Darcy E. Bradbury Darcy E. Bradbury Director

Dated: March 13, 2007	/s/ James E. Cowie James E. Cowie Director

Dated: March 13, 2007	/s/ Paul R. Daoust Paul R. Daoust Director

Dated: March 13, 2007	/s/ Jonathan H. Kagan Jonathan H. Kagan Director

Dated: March 13, 2007	/s/ David S. Katz David S. Katz Director

Dated: March 13, 2007	/s/ Michael Lavington Michael Lavington Director

Dated: March 13, 2007	/s/ Jeffrey A. Sonnenfeld Jeffrey A. Sonnenfeld Director

GEVITY HR, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gevity HR, Inc.
Bradenton, Florida

We have audited the accompanying consolidated balance sheets of Gevity HR, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
March 13, 2007

GEVITY HR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In $000’s, except share and
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$36,291	$52,525
Certificates of deposit — restricted	—	33
Marketable securities — restricted	4,478	4,281
Accounts receivable, net	126,936	113,864
Short-term workers’ compensation receivable, net	35,354	32,552
Other current assets	15,927	15,713

Total current assets	218,986	218,968
Property and equipment, net	23,847	13,810
Long-term marketable securities — restricted	3,747	7,891
Long-term workers’ compensation receivable, net	85,872	95,766
Intangible assets, net	20,856	30,494
Goodwill	8,692	8,692
Deferred tax asset, net	11,938	11,678
Other assets	622	570

Total assets	$374,560	$387,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll and payroll taxes	$163,410	$152,940
Accrued insurance premiums and health reserves	17,287	20,536
Customer deposits and prepayments	11,893	8,315
Accounts payable and other accrued liabilities	10,243	9,995
Deferred tax liability, net	24,583	31,567
Dividends payable	2,223	1,846

Total current liabilities	229,639	225,199
Long-term accrued workers’ compensation insurance reserves	160	242
Other long-term liabilities	2,709	7,013

Total liabilities	232,508	232,454

Commitments and contingencies (see notes)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 31,962,314 and 31,237,453 issued and outstanding as of December 31, 2006 and 2005, respectively	320	312
Additional paid-in capital	177,949	165,876
Retained earnings	84,110	58,137
Treasury stock (7,260,175 and 4,863,098 shares at cost, respectively)	(120,327)	(66,367)
Deferred compensation	—	(2,543)

Total shareholders’ equity	142,052	155,415

Total liabilities and shareholders’ equity	$374,560	$387,869

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In $000’s, except share and per share data)

Revenues	$647,967	$608,797	$585,481
Cost of services	444,190	413,807	406,140

Gross profit	203,777	194,990	179,341

Operating expenses:
Salaries, wages and commissions	85,624	76,033	71,803
Other general and administrative	54,746	49,312	41,809
Reinsurance contract loss, net	1,650	—	—
Depreciation and amortization	13,878	14,635	14,168

Total operating expenses	155,898	139,980	127,780

Operating income	47,879	55,010	51,561
Interest income	1,157	1,371	1,165
Interest expense	(430)	(393)	(332)
Other expense, net	(169)	—	(101)

Income before income taxes	48,437	55,988	52,293
Income tax provision	13,174	18,610	17,675

Net income	35,263	37,378	34,618
Non-recurring, non-cash charge attributable to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the Series A convertible, redeemable preferred stock	—	—	29,317
Non-cash charges attributable to beneficial conversion feature and accretion of redemption value of the Series A convertible, redeemable preferred stock	—	—	129
Series A convertible, redeemable preferred stock dividends	—	—	434

Net income attributable to common shareholders	$35,263	$37,378	$4,738

Net income per common share:
— Basic	$1.36	$1.36	$0.20

— Diluted (reported earnings per common share includes adjustments per share of ($1.06) for 2004, substantially all attributable to the non-recurring, non-cash charge related to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the Series A convertible, redeemable preferred stock, see Note 13)	$1.32	$1.31	$0.18

Weighted average common shares outstanding:
— Basic	25,932,904	27,451,834	24,124,803

— Diluted	26,789,652	28,534,440	25,734,515

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

	Common		Additional
	Stock	Common	Paid-in	Retained	Treasury	Deferred
	(Shares)	Stock	Capital	Earnings	Stock	Compensation	Total
	(In $000’s, except share data)

Balance, December 31, 2003	22,251,477	$223	$78,715	$29,734	$(16,292)	$—	$92,380
Issuance of common stock	892,038	8	3,488	—	75	—	3,571
Tax benefit of stock option exercises	—	—	5,813	—	—	—	5,813
Accretion of beneficial conversion feature on Series A convertible, redeemable preferred stock	—	—	—	(129)	—	—	(129)
Conversion of Series A convertible, redeemable preferred stock to common stock	5,514,705	55	29,945	(29,317)	—	—	683
Public stock offering	1,750,000	18	34,709	—	—	—	34,727
Series A convertible, redeemable preferred stock dividends paid	—	—	—	(434)	—	—	(434)
Common stock dividends declared	—	—	—	(6,055)	—	—	(6,055)
Net income	—	—	—	34,618	—	—	34,618

Balance, December 31, 2004	30,408,220	304	152,670	28,417	(16,217)	—	165,174
Issuance of common stock	829,233	8	9,032	—	(751)	(2,543)	5,746
Tax benefit of stock option exercises	—	—	4,174	—	—	—	4,174
Common stock dividends declared	—	—	—	(7,658)	—	—	(7,658)
Purchase of treasury stock	—	—	—	—	(49,399)	—	(49,399)
Net income	—	—	—	37,378	—	—	37,378

Balance, December 31, 2005	31,237,453	312	165,876	58,137	(66,367)	(2,543)	155,415
Issuance of common stock	724,861	8	6,664	—	(63)	—	6,609
Tax benefit of stock option exercises	—	—	4,268	—	—	—	4,268
Stock-based compensation expense	—	—	3,684	—	—	—	3,684
Reversal of deferred compensation upon adoption of SFAS 123R	—	—	(2,543)	—	—	2,543	—
Common stock dividends declared	—	—	—	(9,290)	—	—	(9,290)
Purchase of treasury stock	—	—	—	—	(53,897)	—	(53,897)
Net income	—	—	—	35,263	—	—	35,263

Balance, December 31, 2006	31,962,314	$320	$177,949	$84,110	$(120,327)	$—	$142,052

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In $000’s)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,263	$37,378	$34,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,878	14,635	14,168
Deferred tax (benefit) provision, net	(7,368)	10,428	1,452
Stock compensation	3,684	592	—
Excess tax benefits from share-based arrangements	(3,349)	—	—
Provision for bad debts	855	598	348
Other	226	55	195
Changes in operating working capital:
Accounts receivable, net	(13,927)	(14,672)	691
Other current assets	4,178	(9,731)	2,299
Workers’ compensation receivable, net	7,092	(15,603)	(88,360)
Other assets	(55)	(168)	5,394
Accrued insurance premiums and health reserves	(3,249)	(2,655)	(8,880)
Accrued payroll and payroll taxes	10,336	41,253	(7,745)
Accounts payable and other accrued liabilities	3,304	182	600
Income taxes payable	—	2,510	15,766
Customer deposits and prepayments	3,578	(3,582)	2,561
Long-term accrued workers’ compensation insurance reserves	(82)	(458)	(58,580)
Other long-term liabilities	5	(236)	1,024

Net cash provided by (used in) operating activities	54,369	60,526	(84,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(363)	(5,293)	(133,878)
Maturities of marketable securities and certificates of deposit	34	11,085	227,515
Assets acquired in business acquisitions	—	—	(40,617)
Capital expenditures	(14,198)	(6,240)	(4,575)

Net cash (used in) provided by investing activities	(14,527)	(448)	48,445

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	—	—	—
Debt issuance costs	—	—	(192)
Proceeds from exercise of stock options	6,755	5,154	3,571
Proceeds from stock offering, net of issuance costs	—	—	34,727
Excess tax benefits from share-based arrangements	3,349	—	—
Dividends paid	(8,913)	(7,454)	(6,008)
Purchase of treasury stock	(57,267)	(46,029)	—

Net cash (used in) provided by financing activities	(56,076)	(48,329)	32,098

Net (decrease) increase in cash and cash equivalents	(16,234)	11,749	(3,906)
Cash and cash equivalents — beginning of year	52,525	40,776	44,682

Cash and cash equivalents — end of year	$36,291	$52,525	$40,776

Supplemental disclosure of cash flow information:
Income taxes paid	$15,697	$10,237	$458

Interest paid	$576	$176	$228

GEVITY HR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplemental disclosure of non-cash transactions:

Capital expenditures exclude the following non-cash item at December 31, 2006:

•	approximately $1,739 of capital items purchased by the Company in 2006 and paid for in 2007.

Capital expenditures exclude the following non-cash items at December 31, 2005:

•	approximately $1,425 of capital items purchased by the Company in 2005 and paid for in 2006;

•	approximately $703 of landlord incentives related to leasehold improvements at the Company’s corporate facility; and

•	approximately $411 of capitalized rent related to the rent-free construction period at the Company’s corporate facility.

The purchase of treasury stock at December 31, 2005 excludes approximately $3,370 of 2005 common stock purchases that were paid for in 2006.

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

Gevity HR, Inc. (“Gevity” or the “Company”) delivers the Gevity EdgeTM, a comprehensive employment management solution comprised of innovative management and administration services, helping employers to streamline human resource “HR” administration, optimize HR practices, and maximize people and performance. Essentially, Gevity serves as the full-service HR department for these businesses, providing each employee with support previously only available at much larger companies.

•	Streamline HR administration: Gevity takes the stress and effort out of payroll management and administration, benefits and benefits administration.

•	Optimize HR practices: Gevity works with the client’s team to build structure — policies, procedures and communications — for effective employment management, hiring practices and risk management over time.

•	Maximize people and performance: Gevity helps hone the skills and capabilities of clients’ staff and management for long-term employee retention and business success.

The Company delivers services using the power of local and national resources, on the clients’ terms, by using these delivery components:

•	Gevity OnSitetm: Local HR consultants are available to work with clients onsite, either full time or on a regularly scheduled basis.

•	Gevity OnCalltm: A dedicated team of HR professionals is available to address payroll and general HR needs for clients at a designated number.

•	Gevity OnLinetm: Gevity clients and their employees have online access to their company information anytime via gevity.com. The Ask Gevity link on gevity.com provides up-to-date critical HR, compliance and regulatory information.

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

Marketable Securities — The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. The Company’s investment portfolio has primarily consisted of money market funds and marketable equity securities classified as either available-for-sale or trading, and as a result, are reported at fair value. Unrealized gains and losses, net of income taxes, are reported as a separate component of shareholders’ equity and comprehensive income for available-for-sale securities and included in earnings for trading securities. The cost of investments sold is based on the specific identification method, and realized gains and losses are included in other income (expense).

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of the remaining estimated useful lives of the related assets or lease terms, as follows:

Years

Automobiles	5
Computer hardware and software	3 to 7
Furniture and equipment	3 to 7
Leasehold improvements	Life of lease

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

Goodwill — Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company has concluded that there was no impairment of goodwill as of December 31, 2006 and 2005.

Intangible Assets — Intangible assets represent client service agreements acquired from independent parties. Acquired intangible assets were determined to have finite lives and are amortized on a straight-line basis over their estimated economic lives of 5 years. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The Company has determined that no impairment of the intangible assets existed as of December 31, 2006 and 2005.

Fair Value of Financial Instruments — The carrying values of cash and cash equivalents, accounts receivable, and accounts payable and other accrued liabilities approximate their fair values due to the short-term maturities of these instruments.

Revenue Recognition — The gross billings that the Company charges its clients under its professional services agreement include each client employee’s gross wages, employment taxes, a professional service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s professional service fee, which is primarily computed as a percentage of gross wages, is intended to yield a profit to the Company and to cover the cost of HR outsourcing services provided by the Company to the client, certain employment-related taxes and workers’ compensation insurance coverage. The component of the professional service fee related to HR outsourcing services varies according to the size and location of the client. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll delivered to the client. The Company accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the client employee performs work. The Company accrues revenues and unbilled receivables for service fees relating to work performed by client employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.

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

Workers’ compensation expense for the year is based upon premiums paid to the carrier for the current year coverage, estimated total cost of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the programs, the return on investment earned with respect to premium dollars paid as part of the programs and the discount rate used to determine the present value of future payments to be made under the programs. Additionally, any revisions to the ultimate loss estimates of the prior years’ loss sensitive programs are recognized in the current year. A workers’ compensation receivable (liability) is established when premium dollars paid into the programs are in excess of (less than) required reserves.

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

Stock-Based Compensation — The Company grants stock options and non-vested stock awards (previously referred to as “restricted stock”) to its employees, officers and directors. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), for its stock-based compensation plans. Among other things, SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements based upon the grant-date fair value of those awards.

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

The following table represents the pro forma information for the years ended December 31, 2005 and 2004 (as previously disclosed) under the Company’s stock compensation plans had compensation cost for the stock options and common stock purchased under the ESPP been determined based on the fair value at the grant-date consistent with the method prescribed by SFAS 123:

		Year Ended	Year Ended
		December 31, 2005	December 31, 2004

Net income	As reported	$37,378	$34,618
Add: total stock-based compensation included in net income, net of tax	As reported	396	—
Less: total stock-based employee compensation expense determined under fair value method for all awards, net of tax	Pro forma	(3,452)	(3,264)

Net income	Pro forma	$34,322	$31,354

Basic earnings per share	As reported	$1.36	$0.20
	Pro forma	$1.25	$0.06
Diluted earnings per share	As reported	$1.31	$0.18
	Pro forma	$1.20	$0.06

The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation costs recognized during the year ended December 31, 2006 include:

•	compensation cost for all share-based awards (expected to vest) granted prior to, but not yet vested as of January 1, 2006, based upon grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

•	compensation cost for all share-based awards (expected to vest) granted during the year ended December 31, 2006, based upon grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Results for prior periods have not been restated.

Upon adoption of SFAS 123R, the Company continued to use the Black-Scholes-Merton valuation model for valuing all stock options and shares granted under the ESPP. Compensation for non-vested stock awards is measured at fair value on the grant date based upon the number of shares expected to vest and the quoted market price of the underlying common stock. Compensation cost for all awards is recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. The cumulative effect of changing from recognizing compensation expense for non-vested stock awards as forfeitures occurred, to recognizing compensation expense for non-vested awards net of estimated forfeitures, was not material.

The adoption of SFAS 123R had the following effect on the Company for the year ended December 31, 2006:

•	Salaries, wages and commissions include $3,684 of stock-based compensation expense (which is the same impact for income from continuing operations and income before income taxes).

•	Provision for income taxes is reduced by $1,400.

•	Net income is reduced by $2,284.

•	Basic earnings per share is reduced by $0.09.

•	Diluted earnings per share is reduced by $0.09.

Prior to the adoption of SFAS 123R, the Company presented deferred compensation associated with the issuance of non-vested stock, as a separate component of stockholders’ equity. In accordance with the provisions of

SFAS 123R, on January 1, 2006, the Company reversed the deferred compensation balance from December 31, 2005 of $2,543 to additional paid-in-capital.

In addition, prior to the adoption of SFAS 123R, the Company presented excess tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123R requires that excess tax benefits associated with share-based payments be classified under financing activities in the statement of cash flows. The effect of the adoption of SFAS 123R on the cash flow statement for the year ended December 31, 2006, was a decrease in cash provided by operating activities of $3,349 and an increase in cash provided by financing activities of $3,349.

See Note 17 for additional information regarding the Company’s stock-based compensation plans and the assumptions used to calculate the fair value of stock-based awards.

Income Taxes — The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities.

Earnings Per Share — The Company computes and discloses earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share, (“SFAS No. 128”). Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the year. Common equivalent shares are calculated using the treasury stock method for stock options and restricted stock and assumes conversion of the Company’s convertible, redeemable preferred stock for the periods in which it was outstanding when the effect is not anti-dilutive.

Earnings per share for the year ended December 31, 2004 also reflects the guidance in EITF Issue 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128. The guidance in this EITF issue was effective for quarters beginning after March 31, 2004 and provided additional guidance to determine whether a security is a participating security and therefore subject to the two-class method under SFAS No. 128. Under this method, the Company calculated the assumed distribution of all earnings in the period to holders of basic and preferred securities. If the basic earnings per share (“EPS”) under this method was less than the basic EPS calculated under the method originally prescribed in SFAS No. 128, this lower figure was recorded as the basic EPS.

New Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for the Company as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the potential impact this Interpretation will have on its financial position and results of operations.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted the provisions of SAB 108 in its annual financial statements for fiscal year 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial position and results of operations.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

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

As of December 31, 2005, the Company had a certificate of deposit of $33, with an original maturity of less than one year that served as collateral for a certain standby letter of credit issued in connection with a utility deposit. This certificate was released by the utility company and redeemed by the Company during the year ended December 31, 2006.

4.	MARKETABLE SECURITIES — RESTRICTED

At December 31, 2006, the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale. At December 31, 2005, the Company’s investment portfolio consisted of restricted money market funds classified as available for sale and mutual funds classified as trading.

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

Restricted marketable securities designated as trading were mutual funds held in a rabbi trust in connection with a non-qualified deferred compensation plan. These securities were recorded at fair value. Realized and unrealized losses related to these investments, as well as the offsetting compensation expense, were recognized in net income as they occurred. During the year ended December 31, 2006, the Company terminated its non-qualified deferred compensation plan and the assets held in the related rabbi trust were distributed to the plan participants.

The fair value of the marketable securities portfolio by type and classification as of December 31, 2006 and 2005 is as follows:

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value

As of December 31, 2006:
Short-term
Money market — restricted	$4,478	$—	$4,478

Total short-term marketable securities — restricted	$4,478	$—	$4,478

Long-term
Money market — restricted	$3,747	$—	$3,747

Total long-term marketable securities — restricted	$3,747	$—	$3,747

As of December 31, 2005:
Short-term
Money market — restricted	$4,281	$—	$4,281

Total short-term marketable securities — restricted	$4,281	$—	$4,281

Long-term
Money market — restricted	$3,582	$—	$3,582
Mutual funds — trading	4,309	—	4,309

Total long-term marketable securities	$7,891	$—	$7,891

There were no realized gains or losses on the sale of marketable securities for the year ended December 31, 2006 and 2005. There were no unrealized gains or losses on marketable securities as of December 31, 2006 and 2005.

5.	ACCOUNTS RECEIVABLE

At December 31, 2006 and 2005, accounts receivable consisted of the following:

	December 31,	December 31,
	2006	2005

Billed to clients	$10,622	$10,090
Unbilled revenues	116,937	104,280

	127,559	114,370
Less: Allowance for doubtful accounts	(623)	(506)

Total	$126,936	$113,864

The Company establishes an allowance for doubtful accounts based upon management’s assessment of the collectibility of specific accounts and other potentially uncollectible amounts. The Company reviews its allowance for doubtful accounts on a quarterly basis.

6.	WORKERS’ COMPENSATION RECEIVABLE/RESERVES

The Company has had a loss sensitive workers’ compensation insurance program since January 1, 2000. The program is insured by CNA for the 2000, 2001 and 2002 program years. The program is currently insured by AIG and includes coverage for the 2003 through 2006 program years. In states where private insurance is not permitted, client employees are covered by state insurance funds.

The insured loss sensitive programs provide insurance coverage for claims incurred in each plan year but which may be paid out over future periods dependent upon the nature and extent of the worksite injury. The fully insured loss sensitive programs provide for a sharing of risk between the insurance companies and the Company whereby the Company is responsible for paying, through the respective insurance company, the first $1,000 per occurrence of claims for program years 2000 through 2003 and the first $2,000 per occurrence of claims for the program years 2004 through 2006, and the respective insurance company is responsible for amounts in excess of the Company’s per occurrence amount. For the 2004 and 2005 program years, the Company purchased additional insurance coverage outside of the AIG program for the layer of claims between $1,000 and $2,000 per occurrence for the 2004 program year and for the layer of claims between $750 and $2,000 per occurrence for the 2005 program year. For the 2006 program year, the Company purchased additional coverage from AIG for the layer of claims between $500 and $2,000, up to an aggregate of $11,000. The additional insurance coverage effectively limits the Company’s liability for the 2004, 2005 and 2006 program years to the first $1,000, $750 and $500, respectively, per occurrence. The workers’ compensation insurance programs are fully insured policies written by the respective carriers. If the Company were to fail to make premium payments to the carriers as scheduled, then the carriers would be responsible for the payment of all losses under the terms of the policy.

For program years 2000 through 2003, the Company obtained aggregate stop-loss insurance coverage through CNA and AIG, as applicable, further limiting its ultimate liability. The stop loss coverage provided by CNA for the 2000 to 2002 program years limits the Company’s aggregate exposure for claims below the $1,000 per occurrence level to 130% of the expected total losses as determined by CNA. The stop loss coverage provided by AIG for the 2003 program year limits the Company’s aggregate exposure for claims below the $1,000 per occurrence level to 175% of the expected total losses as determined by AIG. The Company did not purchase significant aggregate stop loss coverage for the 2004 through 2006 program years because the Company believed that the risk of total losses exceeding the proposed aggregate stop loss level was remote.

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

With respect to the 2003 through 2006 program years, the Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG to cover AIG’s estimates of claims related to the first $2,000 ($1,000 for program year 2003) per occurrence. AIG deposits the funds into an interest bearing loss fund account to fund all claims up to the Company’s per occurrence amount. Interest on the loss funds (which will be reduced as claims are paid out over the life of the policy) accrues to the benefit of the Company at fixed annual rates as long as the program, and the interest accrued under the program, remain with AIG as follows:

				Minimum Program
	Initial Loss Fund		Guaranteed	Life for Guaranteed
Program Year	Premiums		Interest Rate	Interest Rate

2003	$73,500	*	2.42%	7 years
2003	$11,500	*	1.85%	7 years
2004	$111,400		2.92%	10 years
2005	$100,000		3.75%	10 years
2006	$84,000		4.58%	10 years

*	The 2003 program year consists of two loss funds totaling $85,000.

If a policy program year is terminated prior to the end of a guarantee period, the interest rate is adjusted downward based upon a sliding scale. All program years provide for an initial premium true-up 18 months after the program inception and annually thereafter. The true-up is calculated as the product of a pre-determined loss factor and the amount of incurred claims as of the date of the true-up and may result in funds being released from the AIG loss fund to the Company or may require additional loss fund payments by the Company to AIG.

During 2006, AIG released approximately $57,270 of cash from the 2003, 2004, 2005 and 2006 loss fund accounts, collectively, in connection with premium audits and annual loss provision adjustments for those program years. The Company expects to receive approximately $35,000 from AIG during the third quarter of 2007 related to the June 2007 annual loss fund true-up calculation.

AIG requires the Company to provide collateral related to premium payment credit risk. The required collateral was provided in the form of cash placed into a trust account. Collateral balances as of December 31, 2006 and 2005 were $3,747 and $3,582, respectively. These amounts were included as long-term marketable securities-restricted as of December 31, 2006 and 2005.

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

To the extent that the premium payments to the carriers (including the amounts related to the per occurrence deductible) and the related accrued interest less claim payments made is greater than (less than) the present value of the remaining claims liability accrued to date, a receivable (liability) is recorded. If the actual cost of the claims incurred is higher than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could increase. If the actual cost of the claims incurred is lower than the estimates determined by the Company and its independent actuary, then the accrual rate used to determine workers’ compensation costs could decrease.

During the year ended December 31, 2006, the Company lowered its ultimate loss estimates for the 2000-2005 program years based upon continued favorable claims development that occurred during the year. This revision resulted in a net reduction of workers’ compensation expense for the year of approximately $18,741 ($11,619 net of income taxes or $0.43 per diluted share). During the year ended December 31, 2005, the Company lowered its ultimate loss estimates for the 2000-2004 program years based upon favorable claims development that occurred during the year. This revision resulted in a net reduction of workers’ compensation expense for the year of approximately $22,257 ($15,103 net of income taxes or $0.53 per diluted share).

The Company accrues for workers’ compensation cost based upon premiums paid, estimated total cost of claims to be paid by the Company that fall within the program deductible, the administrative cost of the program, return on investment earned with respect to premium dollars paid and the discount rate used to determine the net present value of the expected future claims payments to be made under the program. At December 31, 2006 and

2005 the weighted average discount rate used to calculate the present value of claims liability was 3.70% and 3.17%, respectively. Premium payments made to AIG during 2003 through 2006 exceeded the present value of the estimated claims liabilities. This resulted in a workers’ compensation receivable, net, at December 31, 2006 and 2005. Since the entire amount is due from AIG, this receivable represents a significant concentration of credit risk for the Company.

The following table summarizes the components of the workers’ compensation receivable as of December 31, 2006 and 2005 for the AIG workers’ compensation insurance programs:

	December 31,	December 31,
	2006	2005

Loss fund premium payments to AIG	$474,803	$390,803
Loss fund premium refunds	(111,174)	(53,904)
Interest receivable on premium payments	20,113	12,027
Estimated premium expense refund due	3,818	5,542
Claims paid by AIG	(153,947)	(108,275)
Present value of future claims liabilities	(112,387)	(117,875)

Total workers’ compensation receivable	121,226	128,318
Short-term workers’ compensation receivable, net	35,354	32,552

Long-term workers’ compensation receivable, net	$85,872	$95,766

2006 Reinsurance Contract Loss, net

During the second quarter of 2006, the Company recorded a $4,650 loss on a reinsurance contract related to its 2006 workers’ compensation program. The Company determined that, as a result of the liquidation proceeding related to the Bermuda reinsurance company responsible for covering the layer of its workers’ compensation claims between $500 and $2,000 per occurrence and the related termination of its reinsurance contract, a loss of $4,650 should be recorded as of June 30, 2006, which represented the entire premium paid for coverage in 2006. The $4,650 loss was recorded within operating expenses. During the third quarter of 2006, the Company received a cash payment of $3,000 pursuant to a court-approved settlement, which also called for the admission in the liquidation proceeding of an unsecured claim against the reinsurer in the amount of $2,200. The settlement is without prejudice to any claims Gevity may have against third parties relating to the reinsurer’s liquidation. The $3,000 recovery was recorded in the third quarter of 2006 within operating expenses. The Company is actively pursuing additional recovery. Future amounts recovered, if any, will be recognized in income when realization is assured beyond a reasonable doubt. In light of the liquidation proceeding, during the second quarter of 2006 the Company secured comparable coverage for the layer of claims between $500 and $2,000 from AIG retroactively effective to January 1, 2006. The cost of the replacement coverage for 2006 (approximately $4,800), has been included in cost of services for the year ended December 31, 2006 and replaces the cost incurred from the original policy.

7.	PROPERTY AND EQUIPMENT

At December 31, 2006 and 2005, property and equipment consisted of the following:

	December 31,	December 31,
	2006	2005

Leasehold improvements	$4,963	$2,603
Furniture and fixtures	2,403	3,570
Vehicles	11	—
Equipment	2,487	2,345
Computer hardware and software	43,992	37,879
Construction in progress	8,431	6,715

Total property and equipment	62,287	53,112
Less accumulated depreciation	(38,440)	(39,302)

	$23,847	$13,810

For the years ended December 31, 2006, 2005, and 2004, depreciation expense was $4,238, $4,995, and $6,554, respectively.

8.	INTANGIBLE ASSETS

EPIX Acquisition

On March 26, 2004, the Company acquired the HR outsourcing client portfolio of EPIX Holdings, Inc. and certain of its subsidiaries (“EPIX”). The transaction was accomplished by an assignment from EPIX and its subsidiaries to the Company of all of its client service agreements, which covered approximately 2,000 clients and approximately 30,000 client employees.

The purchase price for the acquired assets was $38,324 (including direct acquisition costs of $2,324). Of the amount paid to EPIX, $2,500 was placed in an escrow account as security for certain indemnification obligations of EPIX under the asset purchase agreement. In connection with the acquisition, the Company assumed certain employee benefit plans of EPIX that cover certain of the client employees acquired by the Company. Amounts held in the escrow account could have been used by the Company under certain circumstances to reimburse or compensate itself for adverse consequences resulting from a breach by EPIX of certain representations and warranties in the asset purchase agreement or issues related to any assumed employee benefit plan that resulted from any action or failure to act on the part of EPIX prior to the closing date of the transaction. An amount equal to $1,250 (plus investment income earned), was released to EPIX on each of March 26, 2005, and March 26, 2006.

The EPIX acquisition was accounted for under the purchase method, in accordance with SFAS No. 141, Business Combinations. The results of operations for EPIX are included in the Company’s statement of operations from the date of acquisition. The purchase price of $38,324 was allocated to assets acquired based upon their fair values on the date of acquisition as determined by a third party valuation and by management estimates. This resulted in 100% of the purchase price being allocated to the client service agreements intangible asset. This intangible asset is being amortized on a straight-line basis over its estimated economic life of 5 years. At December 31, 2006 and 2005, the EPIX client service agreements intangible asset approximated $17,186 (net of accumulated amortization of $21,138) and $24,867 (net of accumulated amortization of $13,457), respectively.

In connection with the acquisition, the Company assumed the assets and liabilities related to a non-qualified deferred compensation plan totaling $4,814. At December 31 2005, plan assets of $4,309 were held in a rabbi trust and included in long-term investments-restricted (see Note 4) and the related deferred compensation plan liability of $4,309 was included in other long-term liabilities. During the year ended December 31, 2006, the Company terminated the non-qualified deferred compensation plan and the assets held in the related rabbi trust were distributed to the plan participants.

The following pro forma data summarize the results of operations for the period indicated as if the EPIX acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, amortization of intangibles and income taxes and adjusted to exclude the facility related costs of branches not acquired, depreciation effects of assets not acquired and the effect of unusual, nonrecurring EPIX expense items. These pro forma results are not necessarily indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

Year Ended
December 31, 2004

Pro forma revenues	$617,777
Pro forma net income	$33,605
Pro forma earnings per share:
— Basic	$0.15
— Diluted	$0.14

Summary of Intangible Assets

At December 31, 2006 and 2005, intangible assets consisted of the following:

	December 31,	December 31,
	2006	2005

Client service agreements	$47,929	$47,929
Accumulated amortization	(27,073)	(17,435)

Intangible assets, net	$20,856	$30,494

Amortization expense for the year ended December 31, 2006, 2005 and 2004 was $9,638, $9,639, and $7,612 respectively. Estimated amortization expense for each of the next three succeeding years is $9,638, $9,638, and $1,580 respectively.

9.	OTHER ASSETS

At December 31, 2006 and 2005, other current assets consisted of the following:

	December 31,	December 31,
	2006	2005

Prepaid insurance	$5,390	$3,657
Prepaid income taxes	4,619	5,128
Employee receivables	2,080	2,099
Prepaid employment taxes	1,297	2,058
Other prepaid expenses	1,885	2,239
Other receivables	613	444
Short-term deposits	43	88

Total other current assets	$15,927	$15,713

At December 31, 2006 and 2005, other assets consisted of the following:

	December 31,	December 31,
	2006	2005

Deposits	$439	$454
Other	183	116

	$622	$570

For the years ended December 31, 2006, 2005 and 2004, amortization expense, related to other assets, was $2, $1, and $2, respectively.

10.	HEALTH BENEFITS

Blue Cross Blue Shield of Florida (“BCBSFL”) is the Company’s primary healthcare partner in Florida, delivering medical care benefits to approximately 22,000 Florida-based client employees. The Company’s policy with BCBSFL is a minimum premium policy expiring September 30, 2008. Pursuant to this policy, the Company is obligated to reimburse BCBSFL for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and aggregate loss coverage is provided to the Company at the level of 110% of projected claims. The Company’s obligation to BCBSFL under its current contract may require an irrevocable letter of credit (“LOC”) in favor of BCBSFL if the coverage ratio, as set forth in the BCBSFL agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirement, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $9,300 during 2006). As of December 31, 2006, the minimum coverage ratio was met and no LOC was required.

Aetna Health, Inc. (“Aetna”) is the Company’s largest medical care benefits provider for approximately 19,000 client employees outside the state of Florida. The Company’s 2006/2007 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement whereby the PPO plan is subject to a 5.0% additional premium if actual plan costs are greater than premium payments for the policy year.

In 2006, the Company announced the addition of UnitedHealthcare as an additional health plan option. As of December 31, 2006, UnitedHealthcare provides medical care benefits to approximately 7,000 client employees. The UnitedHealthcare plan is a fixed cost contract that caps the Company’s annual liability.

The Company provides coverage under various regional medical benefit plans to approximately 1,000 client employees in various areas of the country. Included in the list of medical benefit plan providers are Kaiser Foundation Health Plan, Inc. and Harvard Pilgrim Healthcare. These regional medical plans are subject to fixed cost contracts.

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

Included in accrued insurance premiums and health reserves at December 31, 2006 and December 31, 2005 are $13,066 and $15,042, respectively, of short-term liabilities related to the Company’s health benefit plans. Of these amounts $10,609 and $13,333, respectively, represent an accrual for the estimate of claims incurred but not reported at December 31, 2006 and 2005.

Health benefit reserves are based primarily upon an independent actuarial estimate of claims incurred but not reported and for claims reported but not yet paid. The calculation of these reserves is based upon a number of factors, including current and historical claims payment patterns and medical trend rates.

During the year ended December 31, 2006, the Company, in conjunction with its annual actuarial calculation of incurred but not reported claims and the Aetna health plan premium true-up, recorded a net health plan subsidy of approximately $2,500 which increased its cost of services and reserves for incurred but not reported claims. During the year ended December 31, 2005, the Company, in conjunction with its annual actuarial calculation of incurred but not reported claims and the Aetna health plan premium true-up, recorded and a health plan surplus of approximately $4,300 which decreased its cost of services and reserves for incurred but not reported claims.

11.	REVOLVING CREDIT FACILITY

On August 30, 2006, the Company (as the borrower) and its domestic subsidiaries (as the guarantors), entered into a $50,000 Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Bank of America, N.A., as administrative agent (“BOA”). The Amended Credit Agreement replaces the credit agreement dated as of March 26, 2004 between the Company and BOA.

The Amended Credit Agreement provides for a revolving credit facility in an amount not to exceed $50,000 and has a term of five years. At the Company’s request, the amount of the revolving credit facility may be increased to a maximum of $75,000, subject to commitments from existing or new lenders. Loan advances bear an interest rate equal to an Applicable Rate (which ranges from 1.25% to 1.75% for Eurodollar Rate Loans, and from 0.00% to 0.25% for Prime Rate Loans, depending upon the Company’s Consolidated Leverage Ratio) plus one of the following indexes: (i) Eurodollar Rate or (ii) the Prime Rate. Up to $10,000 of the loan commitment can be made through letters of credit issued by BOA. With respect to outstanding letters of credit, a fee determined by reference to the Applicable Rate plus a fronting fee of 0.125% per annum will be charged on the aggregate stated amount of each outstanding letter of credit. A fee ranging from 0.20% to 0.30% (based upon the Company’s Consolidated Leverage Ratio) is charged on any unused portion of the loan commitment. There were no outstanding advances under the respective credit agreements at December 31, 2006 and 2005.

The Amended Credit Agreement includes certain financial covenants and affirmative and negative covenants, including the maintenance of minimum Consolidated Net Worth, a minimum Consolidated Fixed Charge Coverage Ratio of 1.5:1.0 and a maximum Consolidated Leverage Ratio of 2.0:1.0. The covenants in the Amended Credit Agreement also restrict, among other things, the Company’s ability to incur liens, make certain investments, incur additional indebtedness, engage in certain fundamental corporate transactions, dispose of property or make certain restricted payments. Pursuant to the terms of the Amended Credit Agreement, the obligations of the Company may be accelerated upon the occurrence and continuation of an Event of Default. Such events include the following: (i) the failure to make principal, interest or fee payments when due (beyond applicable grace periods); (ii) the failure to observe and perform certain covenants contained in the Amended Credit Agreement; (iii) any representation or warranty made by the Company in the Amended Credit Agreement or related documents proves to be incorrect or misleading in any material respect when made or deemed made; and (iv) other customary events of default. The Company was in compliance with all restrictive covenants at December 31, 2006.

The Company recorded $207 and $240 of interest expense for the years ended December 31, 2006 and 2005, respectively, related to the amortization of loan costs, unused loan commitment fees and interest on advances and capitalized approximately $192 of interest expense to the cost of internally developed software during the year ended December 31, 2006. The was no interest capitalized for the year ended December 31, 2005.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies office facilities and leases office equipment under operating leases, which expire in various years through 2015, certain of which are subject to escalations including those based upon increases in specified operating expenses or increases in the Consumer Price Index. Leases of real estate generally provide for payment of property taxes, insurance, maintenance and repairs. Rent expense was $9,524, $8,169 and $7,373 for the years ended December 31, 2006, 2005, and 2004, respectively. Future minimum payments under non-cancelable operating leases as of December 31, 2006 are as follows:

Year Ending December 31,	Amount

2007	$7,989
2008	7,835
2009	6,173
2010	4,171
2011	3,311
Thereafter	10,841

$40,320

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

On May 13, 2002, the IRS released guidance applicable solely to the tax-qualified status of defined contribution retirement plans maintained by professional employer organizations. In that guidance, the IRS declared that it would not assert a violation of the exclusive benefit rule under Section 401(a) of the Code if a professional employer organization that maintains a single employer defined contribution retirement plan for client employees takes certain remedial action by the last day of the first plan year beginning on or after January 1, 2003. The Company maintained a frozen single employer 401(k) retirement plan benefiting certain client employees and took remedial action to qualify for the relief provided under the IRS guidance within the applicable deadline. As part of the remedial action, the plan was terminated. The Company obtained IRS approval to proceed with the plan termination and has completed the distribution of plan assets as of December 31, 2006.

In conjunction with the acquisition of EPIX in March of 2004, the Company assumed sponsorship of a frozen single employer plan. Prior to the acquisition, EPIX took remedial action to qualify for the relief provided under the IRS guidance. The plan was terminated prior to the applicable deadline and the Company obtained IRS approval to proceed with the plan termination and has completed the distribution of plan assets as of December 31, 2006.

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

Proceeds from the transaction totaling $16,272 were used to purchase from Charles S. Craig, a former director of the Company, 2,997,734 shares of the Company’s common stock, $0.01 par value per share, at a net price of $5.38 per share, and to purchase from him options to purchase 60,000 shares of common stock for an aggregate price of $144. The remaining proceeds were partially used to fund an acquisition with the remaining balance added to the Company’s working capital.

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

Certain members of the Board of Directors utilized the services of the Company with respect to themselves and/or their companies. The amount of service fees paid by the directors or their companies was $4, $38 and $68 in 2006, 2005, and 2004, respectively.

15.	RETIREMENT PLAN

The Company offers a defined contribution 401(k) retirement plan to its internal employees as well as its external client employees. In 2006, 2005 and 2004, the Company matched 50% of internal employees’ contributions up to a maximum of 2% of employees’ compensation. The Company had 401(k) retirement matching expense of $776, $737 and $637, for the years 2006, 2005, and 2004 respectively. The Company’s 401(k) plan is designed to be a “multiple employer” plan under the Internal Revenue Code Section 413(c).

16.	GEOGRAPHIC MARKET CONCENTRATION AND DEPENDENCE ON KEY VENDORS

Geographic Market Concentration — As of December 31, 2006, the Company had offices in 15 states and client employees in all 50 states and the District of Columbia. The Company’s billings to Florida clients accounted for approximately 56%, 55% and 54% of the Company’s total client billings in 2006, 2005 and 2004, respectively. As a result of the size of the Company’s base of client employees in Florida, the Company’s profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in Florida. Any adverse change in either of these conditions could have a material adverse effect on the Company’s future profitability and growth prospects.

Dependence on Key Vendors — The maintenance of insurance plans including workers’ compensation and health that cover client employees is a significant part of the Company’s business. The current contracts are provided by vendors on terms that the Company believes to be favorable. While the Company believes that replacement contracts could be obtained on competitive terms with other carriers, such replacement could cause a significant disruption to the Company’s business resulting in a decrease in client retention and general dissatisfaction with the Company’s service offering. This, in turn, could have a material adverse effect on the Company’s future results of operations, financial condition, and cash flows.

17.	EQUITY

Share Repurchase Program

On August 15, 2006, the Company announced that the board of directors had authorized the purchase of up to an additional $75,000 of the Company’s common stock under a new share repurchase program. Share repurchases under the new program are to be made through open market repurchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate based upon a variety of factors including price, regulatory requirements, market conditions and other corporate opportunities. As of December 31, 2006, the Company had purchased 1,343,763 shares of its common stock at a cost of $29,841. Subsequent to December 31, 2006 and through February 28, 2007, the Company purchased an additional 306,921 shares of its common stock under this repurchase plan at a cost of $6,686.

On February 28, 2006, the Company announced that the board of directors had authorized the purchase of up to 1,000,000 additional shares of the Company’s common stock under a new share repurchase program. Share repurchases under this program were to be made through open market repurchases, block trades or in private transactions at such times and in such amounts as the Company deemed appropriate based upon a variety of factors including price, regulatory requirements, market conditions and other corporate opportunities. The Company completed this share repurchase program in September 2006 with a total purchase of 1,000,000 shares at a cost of $23,456.

On September 28, 2005, the Company announced that the board of directors authorized the repurchase of up to $50,000 of the Company’s common stock. Stock repurchases under this program were to be made at such times and in such amounts as the Company deemed appropriate, based on a variety of factors including price, corporate and regulatory requirements and overall market conditions. As of December 31, 2005, the Company had purchased 1,816,869 shares of its common stock at a cost of $49,399. The Company completed this share repurchase program in January 2006 with additional purchases of 23,933 shares at a cost of $601.

All repurchased shares are included in treasury shares at December 31, 2006 and 2005, respectively.

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

Employee Stock Incentive Plan

At December 31, 2006, the Company has several equity-based compensation plans from which stock-based compensation awards can or have been granted to eligible employees, officers and directors.

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

As of December 31, 2006, there was approximately $6,887 of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock compensation plans. That expense is expected to be recognized over a weighted-average period of 1.8 years.

Stock Option Awards

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options on the grant-date under SFAS 123R, which is the same valuation technique previously used for pro forma disclosures under SFAS 123. The Company used the following weighted average assumptions for all options granted during the twelve months ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004

Risk-free interest rate	4.71%	3.60%	4.46%
Expected dividend yield	1.31%	1.24%	1.01%
Expected volatility	50.83%	56.19%	76.68%
Expected option life (in years)	3.7	3.1	6.6

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

A summary of stock option activity for the year ended December 31, 2006 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
Stock Options	Shares	Exercise Price	Contractual Term	Value

Outstanding at January 1, 2006	2,891,544	$12.02
Granted	571,556	$27.59
Exercised	(666,808)	$9.53
Forfeited	(501,542)	$23.08
Expired	(17,305)	$24.82

Outstanding at December 31, 2006	2,277,445	$14.12	6.78	$32,162

Exercisable at December 31, 2006	1,473,317	$8.61	5.86	$12,689

Options vested and expected to vest	1,950,069	$12.44	6.28	$13,409

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was $10.96, $8.91 and $15.55 respectively. The total intrinsic value of options exercised, determined as of the date of exercise, during the years ended December 31, 2006, 2005 and 2004 was $11,439, $10,564 and $15,137, respectively. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for in-the-money stock options at December 31, 2006.

Non-Vested Stock Awards

The fair value of non-vested stock awards equals the market value of the underlying common stock on the date of grant. A summary of non-vested stock activity for the year ended December 31, 2006 is as follows:

			Weighted-
		Weighted Average	Average	Aggregate
		Grant-	Remaining	Intrinsic
Non-Vested Stock	Shares	Date Fair Value	Contractual Term	Value

Outstanding at January 1, 2006	135,689	$22.10
Granted	58,053	$26.64
Vested	(29,257)	$20.97
Forfeited	(44,889)	$26.38

Outstanding at December 31, 2006	119,596	$22.97	8.64	$2,833

Non-vested stock expected to vest	80,192	$24.11	7.84	$1,900

The weighted average grant-date fair value of non-vested stock awards granted during the years ended December 31, 2006 and 2005, was $26.64 and $22.04, respectively. The total fair value of non-vested stock awards that vested during the year ended December 31, 2006 was $724. There were no non-vested stock awards that vested during the years ended December 31, 2005 and 2004.

Employee Stock Purchase Plan

The Company has a shareholder approved ESPP. The first offering period of the plan was from July 1 through December 31, 2001. Internal employees of the Company, who regularly work more than 20 hours per week and have been employed with the Company for at least ninety days prior to the offering period, are eligible to participate in the plan. Participants, through payroll deductions, may purchase a maximum of 500 shares during the offering period at a cost of 85% of the lower of the stock price as of the beginning or ending of the stock offering period. During the years ended December 31, 2006 and 2005, 20,941 and 23,238, shares of common stock (from treasury), respectively, were sold to employees participating in the Company’s ESPP for proceeds of approximately $401 and $400, respectively.

18.	EARNINGS PER SHARE

The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended 2006:
Basic EPS:
Net income	$35,263	25,932,904	$1.36

Effect of dilutive securities:
Options to purchase common stock		808,554
Restricted stock		48,194

Diluted EPS:
Net income	$35,263	26,789,652	$1.32

For the year ended 2005:
Basic EPS:
Net income	$37,378	27,451,834	$1.36

Effect of dilutive securities:
Options to purchase common stock		1,062,633
Restricted stock		19,973

Diluted EPS:
Net income	$37,378	28,534,440	$1.31

For the year ended 2004:
Basic EPS:
Net income	$34,618
Non-recurring, non-cash charge attributable to the acceleration of the unamortized discount associated with the conversion into common stock of all shares of the Preferred Stock	(29,317)
Non-cash charges attributable to beneficial conversion feature and accretion of redemption value of the Preferred Stock	(129)
Preferred Stock dividends	(434)

Net income attributable to common shareholders	4,738	24,124,803	$0.20

Effect of dilutive securities:
Options to purchase common stock		1,609,712

Diluted EPS:
Net income attributable to common shareholders	$4,738	25,734,515	$0.18

For the years ended December 31, 2006, 2005, and 2004 options to purchase 357,237, 461,398 and 587,149 shares of common stock, respectively, (weighted for the time period they were outstanding) were excluded from the diluted earnings per share calculation because the exercise price of the options was greater than the average price of the common stock for the year. In addition during 2004, inclusion of the Preferred Stock on an “if converted” basis for the period it was outstanding would have been antidilutive and therefore was not reflected in the diluted EPS computation.

19.	INCOME TAXES

Significant components of the income tax provision are as follows:

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$18,109	$6,753	$13,705
State and local	2,433	1,429	2,518

Total current provision for income taxes	20,542	8,182	16,223

Deferred:
Federal	(6,786)	9,240	1,323
State and local	(582)	1,188	129

Total deferred provision for income taxes	(7,368)	10,428	1,452

Total provision for income taxes	$13,174	$18,610	$17,675

The reconciliation of income tax provision computed at the U.S. federal statutory rate to the Company’s effective income tax provision is as follows:

	Year Ended December 31,
	2006	2005	2004

Statutory U.S. Federal tax at 35%	$16,953	$19,596	$18,303
State and local tax, less Federal benefit	100	2,519	1,721
Adjustment to tax intangible assets	—	(2,445)	—
Change in tax reserves	(2,482)	(301)	(1,090)
Tax credits	(2,278)	(1,451)	(907)
Permanent differences	1,107	694	—
Other	(226)	(2)	(352)

Total tax provision	$13,174	$18,610	$17,675

Effective tax rate	27.2%	33.2%	33.8%

The components of deferred tax assets and liabilities included on the balance sheet at December 31, 2006 and 2005 are as follows:

	2006	2005

Deferred Tax Assets:
Accrued expenses	$7,357	$10,388
Depreciation and amortization	8,490	7,613
Net operating loss and tax credit carryover	1,835	3,943

Total deferred tax assets	17,682	21,944

Deferred Tax Liabilities:
Unearned revenue	(29,720)	(41,190)
Amortization of intangibles and fixed assets	(607)	(643)

Total deferred tax liabilities	(30,327)	(41,833)

Net deferred tax liability	$(12,645)	$(19,889)

Balance Sheet Classification:
Current:
Net current deferred tax liability	$(24,583)	$(31,567)
Non-current:
Net non-current deferred tax asset	11,938	11,678

Net deferred tax liability	$(12,645)	$(19,889)

At December 31, 2005, the Company had a reserve for tax contingencies in the amount of $2,500 recorded in its consolidated financial statements. In 2006, the Company reversed this reserve and as of December 31, 2006 no longer has a reserve for tax contingencies. The majority of tax reserve reversal related to the Company’s filing of a change in accounting method with the Internal Revenue Service in the second quarter of 2006. In June 2006, the Company was notified by the US Internal Revenue Service of its intent to audit the Company for the period 2002-2004. The Company is not currently under examination by any state income tax authorities. In the opinion of management, any liability that may arise in the future, from an examination of its income tax returns would not be expected to have a material effect on the Company’s financial condition, results of operations, or cash flows.

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2006, the Company determined that based upon the weight of current available evidence, it is more likely than not that all of the net deferred tax asset will be realized.

The Company has various tax effected state net operating loss carryforwards of approximately $1,835, which are available for carryforward and expire through the year ending December 31, 2026.

20.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table presents certain unaudited results of operations data for the interim quarterly periods during the years ended December 31, 2006 and 2005. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America, have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period.

	Quarter Ended
	2006				2005
	Dec. 31(1)	Sept. 30(2)	June 30(3)	Mar. 31(4)	Dec. 31(5)	Sept. 30(6)	June 30	Mar. 31
	(Dollars in thousands, except per share data)

Revenues	$156,455	$160,615	$161,208	$169,689	$154,172	$152,896	$147,849	$153,880
Gross profit	$55,274	$50,603	$48,298	$49,602	$55,517	$50,508	$45,336	$43,629
Gross profit margin	35.3%	31.5%	30.0%	29.2%	36.0%	33.0%	30.7%	28.4%
Operating income	$12,397	$15,115	$7,804	$12,563	$13,819	$16,510	$12,652	$12,029
Net income	$10,608	$9,557	$6,904	$8,194	$9,894	$10,699	$8,610	$8,175
Earnings per share:
— Basic	$0.42	$0.36	$0.26	$0.31	$0.37	$0.39	$0.31	$0.30
— Diluted	$0.41	$0.35	$0.26	$0.30	$0.35	$0.37	$0.30	$0.29

(1)	Included in the fourth quarter of 2006 is the impact of:

•	a $16,198 ($10,043 net of related income tax) reduction to previously estimated cost of prior years’ workers’ compensation claims in recognition of continued favorable trends in the Company’s workers’ compensation insurance programs;

•	a $4,537 ($2,813 net of related income tax) increase in expense related to the Company’s health care plans primarily due to a) $1,300 of one-time premium costs for the month of October not passed along to clients after deferring the start of the new health plan year from October 1 to November 1, b) $500 of accrued premium related to the Aetna PPO recall feature, and c) approximately $2,700 increase in health care cost estimates under the BCBSFL health plan due to unfavorable medical trends; and

•	a $2,500 ($1,550 net of related income tax) increase in incentive compensation expense attributable to the attainment of certain bonus targets in the fourth quarter of 2006.

(2)	Included in the third quarter of 2006 is the $3,000 ($1,815 net of related income tax) gain related to the recovery of the portion of the reinsurance premium that the Company had recorded as a loss in the second quarter of 2006 in connection with the liquidation proceeding of the Company’s reinsurance provider for its workers’ compensation program.

(3)	Included in the second quarter of 2006 is the impact of:

•	a $4,650 ($2,813 net of related income tax) loss the Company recorded in connection with the liquidation proceeding of the Company’s reinsurance provider for its workers’ compensation program; and

•	a $2,000 reversal of an income tax reserve related to the Company’s filing of a change in accounting method with the Internal Revenue Service during the second quarter of 2006.

(4)	Included in the first quarter of 2006 is a reduction of the Company’s reserve for incurred but not reported claims and accrual for premium recalls of approximately $3,200 ($1,936 net of related income tax) related to favorable claims development and finalization of prior year recall amounts.

(5)	Included in the fourth quarter of 2005 is the impact of:

•	a $14,480 ($10,165 net of related income tax) reduction to previously estimated cost of prior years’ worker’s compensation claims in recognition of continued favorable trends in the Company’s workers’ compensation insurance programs;

•	a $3,565 ($2,503 net of related income tax) increase in incentive compensation expense attributable to the attainment of bonus targets in the fourth quarter of 2005; and

•	a $2,836 ($1,991 net of related income tax) increase in state unemployment tax expense due to fourth quarter state tax assessments.

(6)	Included in the third quarter of 2005 is the impact of a $7,777 adjustment ($4,938 net of related income tax) to previously estimated cost of worker’s compensation claims in recognition of continued favorable trends in the Company’s insurance programs.

21.	SUBSEQUENT EVENT

On February 15, 2007, the board of directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on April 30, 2007 to holders of record on April 16, 2007.

On February 19, 2007, the Company announced the acquisition of HRAmerica, Inc., an HR outsourcing firm, for $10,000 in cash. This acquisition provides the Company with scalable technology to enhance its non-coemployment model, Gevity Edge SelectTM. HRAmerica is an HR outsourcing firm that offers fundamental employee administration solutions such as payroll processing and manager self-service to approximately 75 clients and 16,000 client employees.

GEVITY HR, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In thousands of dollars)

Balance,	Provision			Balance,
January 1,	for Bad	Determined	Account	December 31,
2006	Debts	Uncollectible	Recoveries	2006

$506	$855	$(927)	$189	$623

Balance,	Provision			Balance,
January 1,	for Bad	Determined	Account	December 31,
2005	Debts	Uncollectible	Recoveries	2005

$805	$598	$(1,220)	$323	$506

Balance,	Provision			Balance,
January 1,	for Bad	Determined	Account	December 31,
2004	Debts	Uncollectible	Recoveries	2004

$811	$348	$(677)	$323	$805

S-1

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Third Articles of Amendment and Restatement of the Articles of Incorporation, as filed with the Secretary of State of the State of Florida on August 12, 2004 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
3.2	Third Amended and Restated Bylaws, dated February 16, 2005 (filed as Exhibit 3.01 to the Company’s Current Report on Form 8-K filed February 22, 2005 and incorporated herein by reference).
4.1	Rights Agreement dated as of April 23, 2002 between the Company and American Stock Transfer & Trust Company, and Exhibits thereto (filed as Exhibit 1 to the Company’s Registration Statement of Form 8-A filed April 25, 2002 and incorporated herein by reference).
4.2	First Amendment and Supplement to the Rights Agreement between the Company and American Stock Transfer & Trust Company, dated March 5, 2003 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed March 6, 2003 and incorporated herein by reference).
4.3	Second Amendment and Supplement to the Rights Agreement between the Company and American Stock Transfer & Trust Company, dated June 6, 2003 (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed June 10, 2003 and incorporated herein by reference).
4.4	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement No. 333-22933 on Form S-1/A filed May 30, 1997 and incorporated herein by reference).
10.1	Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 25, 2002 and incorporated herein by reference).*
10.2	Form of Employee Vesting Schedule pursuant to the Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.3	Form of Director Vesting Schedule pursuant to the Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.4	Form of Terms and Conditions to the Non-Qualified Stock Option Award pursuant to the Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.5	Gevity HR, Inc. 1997 Stock Incentive Plan, as amended and restated (filed as Exhibit 4.1 to the Company’s Registration Statement No. 333-68929 on Form S-8, Amendment No. 1 filed September 30, 2003 and incorporated herein by reference).*
10.6	Form of Employee Vesting Schedule pursuant to the Gevity HR, Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.7	Form of Director Vesting Schedule pursuant to the Gevity HR, Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.8	Form of Terms and Conditions to the Non-Qualified Stock Option Award pursuant to the Gevity HR, Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.9	Gevity HR, Inc. 2005 Equity Incentive Plan, (filed as Exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 8, 2005 and incorporated here by reference).*
10.10	Gevity HR, Inc. 2005 Executive Incentive Compensation Plan, (filed as Exhibit C to the Company’s Definitive Proxy Statement on Schedule 14A filed April 8, 2005 and incorporated here by reference).*
10.11	Form of Employee Option Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*
10.12	Form of Employee Restricted Stock Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*
10.13	Form of Executive Stock Option Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*

Exhibit
No.	Description
10.14	Form of Executive Restricted Stock Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*
10.15	Form of Non-employee Director Stock Option Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*
10.16	Form of Non-employee Director Restricted Stock Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*
10.17	Gevity HR, Inc. Employee Stock Purchase Plan (filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 20, 2001 and incorporated herein by reference).*
10.18	Employment Agreement between the Company and Erik Vonk, dated March 21, 2002 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 25, 2002 and incorporated herein by reference).*
10.19	Form of Securities Purchase Agreement between the Company and Erik Vonk (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed March 25, 2002 and incorporated herein by reference).*
10.20	Change in Control Severance Agreement between the Company and Erik Vonk, dated September 21, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*
10.21	2006 Compensation Plan for Erik Vonk, Chairman and Chief Executive Officer and Roy C. King, President and Chief Operating Officer of Gevity HR, Inc. (contained within the Company’s Current Report on Form 8-K filed April 6, 2006 and incorporated herein by reference).*
10.22	2005 Compensation Plan for Erik Vonk, Chairman and Chief Executive Officer of Gevity HR, Inc. (filed as exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 29, 2005 and incorporated herein by reference).*
10.23	Promotion Letter from the Company accepted by Peter C. Grabowski, dated April 23, 2003 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed April 24, 2003 and incorporated herein by reference).*
10.24	Change in Control Severance Agreement between the Company and Peter C. Grabowski, dated September 21, 2004 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*
10.25	Change in Control Severance Agreement between the Company and Lisa J. Harris, dated September 21, 2004 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*
10.26	Employment Offer Letter from the Company to Sal J. Uglietta, dated September 24, 2003 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 29, 2003 and incorporated herein by reference).*
10.27	Change in Control Severance Agreement between the Company and Sal J. Uglietta, dated September 21, 2004 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*
10.28	Employment offer letter from the Company accepted by Gregory M. Nichols, dated November 22, 2000 (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed May 15, 2001 and incorporated herein by reference).*
10.29	Change in Control Severance Agreement between the Company and Gregory M. Nichols, dated September 21, 2004 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*
10.30	Letter Agreement between the Company and Gregory M. Nichols, with Respect to his Resignation as the Company’s Senior Vice President, General Counsel and Corporate Secretary (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2006 and incorporated herein by reference).*
10.31	Employment offer letter from the Company accepted by Clifford M. Sladnick, dated June 6, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2005 and incorporated herein by reference).*

Exhibit
No.	Description
10.32	Change in Control Severance Agreement between the Company and Clifford M. Sladnick, dated July 22, 2005 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed July 28, 2005 and incorporated herein by reference).*
10.33	Employment offer letter from the Company accepted by Roy C. King, dated December 15, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2005 and incorporated herein by reference).*
10.34	Employment Agreement between the Company and Roy C. King, dated December 15, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 20, 2005 and incorporated herein by reference).*
10.35	Separation Agreement and Full and Final Release of Claims between Roy C. King and Gevity HR, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006 and incorporated herein by reference).*
10.36	Form of Indemnification Agreement between the Company and each of its directors and executive officers.* +
10.37	Agreement of Lease between Osprey-Lakewood Ranch Properties, LLC. and the Company, dated June 6, 2005, for premises located at 9000 Town Center Parkway, Bradenton, Florida 34202 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2005 and incorporated herein by reference).
10.38	Healthcare Benefits Contract Among Blue Cross/Blue Shield of Florida, Inc., Health Options, Inc., and the Company, effective October 1, 2005 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed October 27, 2005 and incorporated herein by reference).
10.39	Amendment No. 1 to the Health Care Benefits Contract between the Company and Blue Cross Clue Shield of Florida and Health Options, Inc. dated as of February 15, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2006).
10.40	Aetna, Inc. Financial Conditions related to the Group Master Policy for the Company, effective January 1, 2003 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004 and incorporated herein by reference).
10.41	AIG Risk Management, Inc. 1/1/07-08 Workers Compensation/Employers Liability Final Bound Proposal, dated December 21, 2006 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).+
10.42	AIG Risk Management, Inc. 1/1/06-07 Workers Compensation/Employers Liability Final Bound Proposal, dated December 21, 2005 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.43	AIG Risk Management, Inc. 1/1/05-06 Workers Compensation/Employers Liability Final Bound Proposal, dated December 16, 2004 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2004 and incorporated herein by reference).
10.44	AIG Risk Management, Inc. 1/1/04-05 Workers Compensation/Employers Liability Final Bound Proposal, dated December 31, 2003 (certain confidential information in this document, marked by an asterisk and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004 and incorporated herein by reference).

Exhibit
No.	Description
10.45	AIG Risk Management, Inc. 1/1/03-04 Workers Compensation/Employers Liability Final Bound Proposal, dated October 22, 2002 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 23, 2002 and incorporated herein by reference).
10.46	Finance Agreement for Paid Loss Workers’ Compensation Deductible between the Company and Continental Casualty Company, effective as of January 1, 2002 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference).
10.47	Finance Agreement for Paid Loss Workers’ Compensation deductible between the Company and Continental Casualty Company, effective as of January 1, 2001 (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed March 29, 2001 and incorporated herein by reference).
10.48	Finance Agreement for Paid Loss Workers’ Compensation Deductible between the Company and Continental Casualty Company, effective as of January 1, 2000 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).
10.49	Workers’ Compensation and Employers’ Liability Policy issued by Texas Workers’ Compensation Insurance Fund to Gevity HR of Texas, L.P., effective January 1, 2000 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).
10.50	Workers’ Compensation and Employers Liability Policy issued by Continental Casualty Co. to the Company, effective January 1, 2000 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).
10.51	Final Binder prepared by National Union Fire Insurance Company of Vermont (a member insurance company of American International Group, Inc.) for the Company related to the Deductible Liability Protection Policy covering workers’ compensation claims up to $1.0 million per occurrence for the program years 2000, 2001 and 2002, dated September 30, 2004 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
10.52	Final Binder prepared by Continental Casualty Company, National Fire Insurance Company and Transportation Insurance Company (collectively, “CNA”) and National Union Fire Insurance Company of Vermont (a member insurance company of American International Group, Inc.) for the Company related to the Deductible Liability Protection Policy covering workers’ compensation claims up to $1.0 million per occurrence for the program years 2000, 2001 and 2002, dated September 30, 2004 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
10.53	Assignment of Deductible Liability Protection Policy Proceeds from the Company to CNA related to coverage for workers’ compensation claims up to $1.0 million per occurrence for program years 2000, 2001 and 2002, dated October 20, 2004 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
10.54	Collateral Addendum to January 1, 2002 Paid Loss Workers’ Compensation Deductible Finance Agreement between the Company and CNA, dated October 11, 2004 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
10.55	Amended and Restated Credit Agreement dated August 30, 2006 among Gevity HR, Inc., as the Borrower, the Subsidiaries of the Borrower, as the Guarantors, Bank of America, N.A., as Administrative Agent and Other Lenders Party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 6, 2006 and incorporated herein by reference).
10.56	Employment offer letter from the Company accepted by Michael Collins on February 23, 2006.*+
10.57	Change in Control Severance Agreement between the Company and Michael Collins dated March 13, 2006.*+
10.58	Employment offer letter from the Company accepted by Paul Benz on June 19, 2006.*+

Exhibit
No.	Description
18.1	Independent Auditors’ letter regarding the Company’s revenue reporting change from gross to net revenues (filed as Exhibit 18.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 31, 2003 and incorporated by reference).
21.1	List of Subsidiaries of the Company.+
23.1	Consent of Independent Registered Public Accounting Firm to Annual Report on Form 10-K for the year ended December 31, 2006.+
31.1	Certification of Erik Vonk, as Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of Peter C. Grabowski, as Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*	Management contract or compensatory plan or arrangement.

+	Filed electronically herewith.