Form 10-Q
period 2007-03-31
GEVITY HR INC
filed 2007-05-07
CIK 1035185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of April 30, 2007

Par value $0.01 per share	24,446,544

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in $000’s, except share and per share data)

	For the Three Months Ended
	March 31,
	2007	2006
Revenues	$161,115	$169,689

Cost of services	115,721	120,087

Gross profit	45,394	49,602

Operating expenses:

Salaries, wages and commissions	22,538	20,868

Other general and administrative	14,793	12,874

Depreciation and amortization	3,735	3,297

Total operating expenses	41,066	37,039

Operating income	4,328	12,563

Interest income	165	252

Interest expense	(299)	(264)

Other expense, net	(14)	(143)

Income before income taxes	4,180	12,408

Income tax provision	1,666	4,214

Net income	$2,514	$8,194

Net income per common share
- Basic	$0.10	$0.31

- Diluted	$0.10	$0.30

Weighted average common shares outstanding
- Basic	24,429,466	26,262,215

- Diluted	25,040,419	27,176,671

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in $000’s, except share and per share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:

Cash and cash equivalents	$6,089	$36,291

Marketable securities – restricted	5,932	4,478

Accounts receivable, net	116,804	126,936

Short-term workers’ compensation receivable, net	27,186	35,354

Other current assets	17,481	15,927

Total current assets	173,492	218,986

Property and equipment, net	24,859	23,847

Long-term marketable securities – restricted	3,792	3,747

Long-term workers’ compensation receivable, net	97,573	85,872

Intangible assets, net	20,689	20,856

Goodwill	14,629	8,692

Deferred tax asset, net	12,240	11,938

Other assets	1,404	622

Total assets	$348,678	$374,560

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
UNAUDITED
(in $000’s, except share and per share data)

	March 31,	December 31,
	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:

Accrued payroll and payroll taxes	$146,099	$163,410

Accrued insurance premiums and health reserves	13,967	17,287

Customer deposits and prepayments	13,120	11,893

Accounts payable and other accrued liabilities	7,333	10,243

Deferred tax liability, net	22,476	24,583

Dividends payable	2,200	2,223

Total current liabilities	205,195	229,639

Revolving credit facility	2,249	—

Other long-term liabilities	4,607	2,869

Total liabilities	212,051	232,508

Commitments and contingencies (see notes)

Shareholders’ equity:

Common stock, $.01 par value, 100,000,000 shares authorized, 32,019,556 and 31,962,314 issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	320	320

Additional paid-in capital	179,641	177,949

Retained earnings	83,714	84,110

Treasury stock (7,571,004 and 7,260,175 shares at cost, respectively)	(127,048)	(120,327)

Total shareholders’ equity	136,627	142,052

Total liabilities and shareholders’ equity	$348,678	$374,560

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in $000’s)

	For the Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,514	$8,194
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,735	3,297
Deferred tax (benefit) provision, net	(2,408)	343
Stock compensation	841	835
Excess tax benefits from share-based arrangements	(243)	(1,475)
Provision for bad debts	524	56
Other	145	175
Changes in operating working capital:
Accounts receivable, net	9,608	3,530
Other current assets	(1,037)	2,024
Workers’ compensation receivable, net	(3,533)	(12,185)
Other assets	(327)	16
Accrued insurance premiums and health reserves	(3,320)	(2,656)
Accrued payroll and payroll taxes	(17,407)	(13,513)
Accounts payable and other accrued liabilities	(2,009)	658
Customer deposits and prepayments	1,227	(1,892)
Other long-term liabilities	303	(37)

Net cash used in operating activities	(11,387)	(12,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(1,499)	(76)
Capital expenditures	(2,108)	(4,208)
Business acquisition	(9,466)	—

Net cash used in investing activities	(13,073)	(4,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	2,249	—
Proceeds from exercise of stock options	674	1,359
Excess tax benefits from share-based arrangements	243	1,475
Dividends paid	(2,222)	(1,846)
Purchase of treasury stock	(6,686)	(12,900)

Net cash used in financing activities	(5,742)	(11,912)

Net decrease in cash and cash equivalents	(30,202)	(28,826)
Cash and cash equivalents — beginning of period	36,291	52,525

Cash and cash equivalents — end of period	$6,089	$23,699

Supplemental disclosure of cash flow information:
Income taxes paid	$3,578	$110

Interest paid	$282	$281

Supplemental disclosure of non-cash transactions:
     Capital expenditures for the three months ended March 31, 2007 exclude approximately $802 of capital items purchased by the Company in the first quarter of 2007 and not paid for until the second quarter of 2007.
     Capital expenditures for the three months ended March 31, 2006 exclude approximately $4,051 of capital items purchased by the Company in the first quarter of 2006 and not paid for until the second quarter of 2006.
See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in $000’s, except share and per share data)
1. GENERAL
     The accompanying unaudited condensed consolidated financial statements of Gevity HR, Inc. and subsidiaries (collectively, the “Company” or “Gevity”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “Form 10-K”). These financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.
     The Company’s significant accounting policies are disclosed in Note 1 of the Company’s consolidated financial statements contained in the Form 10-K. The Company’s critical accounting estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K. On an ongoing basis, the Company evaluates its policies, estimates and assumptions, including those related to revenue recognition, workers’ compensation receivable/reserves, intangible assets, medical benefit plan liabilities, state unemployment taxes, allowance for doubtful accounts, and deferred taxes. During the first quarter of 2007 there have been no material changes to the Company’s significant accounting policies and critical accounting estimates except as described below.
     Certain prior period amounts have been reclassified to conform to current period presentation.
Recent Accounting Pronouncements
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The disclosure requirements and cumulative effect of adoption of FIN 48 are presented in Note 10.
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.
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
2. MARKETABLE SECURITIES — RESTRICTED
     At March 31, 2007 and December 31, 2006, the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale.
     Restricted money market funds relate to collateral held in connection with the Company’s workers’ compensation programs, collateral held in connection with the Company’s general insurance programs and amounts held in escrow related to purchase price contingencies associated with the Company’s acquisition of HRAmerica, Inc. (“HRA”) on February 16, 2007 (see Note 5). These securities are recorded at fair value. The interest earned on these investments is recognized as interest income in the Company’s condensed consolidated statements of operations.
     The fair value of the marketable securities portfolio by type and classification as of March 31, 2007 and December 31, 2006 is as follows:

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
As of March 31, 2007:
Short-term
Money market – restricted	$5,932	$—	$5,932

Total short-term marketable securities — restricted	$5,932	$—	$5,932

Long-term
Money market — restricted	$3,792	$—	$3,792

Total long-term marketable securities — restricted	$3,792	$—	$3,792

As of December 31, 2006:
Short-term
Money market – restricted	$4,478	$—	$4,478

Total short-term marketable securities — restricted	$4,478	$—	$4,478

Long-term
Money market — restricted	$3,747	$—	$3,747

Total long-term marketable securities — restricted	$3,747	$—	$3,747

     For the three months ended March 31, 2007 and 2006, there were no realized gains or losses from the sale of marketable securities. As of March 31, 2007 and December 31, 2006, there were no unrealized gains or losses on marketable securities.
3. ACCOUNTS RECEIVABLE
     At March 31, 2007 and December 31, 2006, accounts receivable from clients consisted of the following:

	March 31,	December 31,
	2007	2006
Billed to clients	$8,648	$10,622
Unbilled revenues	108,912	116,937

	117,560	127,559
Less: Allowance for doubtful accounts	(756)	(623)

Total	$116,804	$126,936

     The Company establishes an allowance for doubtful accounts based upon management’s assessment of the collectibility of specific accounts and other potentially uncollectible amounts. The Company reviews its allowance for doubtful accounts on a quarterly basis.
4. WORKERS’ COMPENSATION RECEIVABLE/ RESERVES
     The Company has had a loss sensitive workers’ compensation insurance program since January 1, 2000. The program is insured by CNA Financial Corporation (“CNA”) for the 2000, 2001 and 2002 program years. The program is currently insured by member insurance companies of American International Group, Inc. (“AIG”) and includes coverage for the 2003 through 2007 program years. In states where private insurance is not permitted, client employees are covered by state insurance funds.
     Under the 2007 workers’ compensation program with AIG, the Company is responsible for paying, through AIG, the first $500 per occurrence of claims and AIG is responsible for amounts in excess of $500 per occurrence. In addition, the AIG policy provides $20,000 of aggregate stop loss coverage above a $136,700 attachment point.
     Similar to the prior years’ workers’ compensation programs with AIG, the Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG to cover AIG’s estimates of claims related to the first $500 per occurrence. AIG deposits the funds into an interest bearing loss fund account to fund all claims up to the $500 per occurrence amount. Interest on the loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate. Under the 2007 program, the Company will pay $66,500 of loss fund premium, subject to certain volume adjustments, and is guaranteed to receive a 5.01% per annum fixed return so long as the program and the interest accrued under the program remain with AIG for at least 10 years. If the program is terminated early, the interest rate is adjusted downward based upon a sliding scale. The 2007 program provides for an initial premium true-up 18 months after the policy inception and annually thereafter. The true-up is based upon a pre-determined loss factor times the amount of incurred claims as of the date of the true-up.
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
     For the three months ended March 31, 2007 and 2006, the Company revised its ultimate loss estimates for prior open policy years, which resulted in a net reduction of workers’ compensation expense of approximately $1,249 and $834, respectively. These revisions were based upon continued favorable claims development that occurred during the periods.
     During the first quarter of 2007, AIG released approximately $5,000 of cash from the 2003 loss fund account in advance of the annual loss provision adjustment. The Company expects to receive an additional amount of approximately $27,000 during the third quarter of 2007 relating to the annual loss provision true-up and the finalization of outstanding prior year premium audits.

     The Company accrues for workers’ compensation costs based upon premiums paid, estimated total costs of claims to be paid by the Company that fall within the policy deductible, the administrative costs of the programs, return on investment premium dollars paid and the discount rate used to determine the net present value of the expected future claim payments to be made under the programs. At March 31, 2007 and December 31, 2006, the weighted average discount rate used to calculate the present value of the claim liability was 4.15% and 3.70% respectively. Premium payments made to AIG related to program years 2000 through 2007 are in excess of the present value of the estimated claim liabilities. This has resulted in a workers’ compensation receivable, net, at March 31, 2007 and December 31, 2006 of $124,759 and $121,226, respectively, of which $27,186 and $35,354 was classified as short-term at March 31, 2007 and December 31, 2006, respectively. This receivable represents a significant concentration of credit risk for the Company.
5. INTANGIBLE ASSETS
     On February 16, 2007, the Company acquired certain assets, including the client portfolio, of HRA, a human resource outsourcing firm that offers fundamental employee administration solutions including payroll processing to approximately 145 clients (as measured by Federal Employer Identification Number) with approximately 16,000 client employees. Approximately 15,000 non-coemployed client employees were acquired as of the date of the acquisition and approximately 1,000 co-employed client employees (8 clients) were acquired with an effective date of April 1, 2007. The acquisition provides the Company with technology to enhance its non-coemployment model, Gevity Edge Select TM.
     The purchase price for the acquired assets was approximately $10,866 (including direct acquisition costs of approximately $625), which the Company paid in cash from its revolving credit facility. Of this amount, $1,400 is being held in an escrow account and is included in marketable securities — restricted at March 31, 2007. The amounts held in escrow represent purchase price contingencies related to potential earn outs and the achievement of certain client retention percentages up through the first anniversary date of the acquisition. Unearned escrow amounts, if any, will be returned to the Company.
     The HRA acquisition was accounted for by the purchase method in accordance with SFAS No. 141, Business Combinations. The results of operations for HRA are included in the Company’s statement of operations for the period February 17, 2007 through March 31, 2007. Pro forma information as if the HRA acquisition had occurred January 1, 2006 is not material and therefore is not presented. The purchase price of $9,466 (excluding $1,400 of contingent purchase price included with marketable securities-restricted as of March 31, 2007) was preliminarily allocated to assets and liabilities acquired based upon their preliminary fair value on the date of acquisition as determined by third party valuation and management estimates as follows:

March 31,
2007
Other current assets	$275
Software	800
Property and equipment	327
Client service agreements	2,300
Goodwill	5,937
Other current liabilities	(36)
Other long-term liabilities	(137)

Net value of purchased assets	$9,466

The client service agreements intangible asset is being amortized on a straight-line basis over its estimated useful life of 5 years.

     The Company is currently reviewing the preliminary fair value determinations. The ultimate allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations, if any, are expected to be finalized in the second quarter of 2007 and will be reflected in future filings. Management does not expect these adjustments, if any, to have a material effect on the Company’s financial position or results of operations. Resolution of the purchase price contingency may result in additional amounts allocated to goodwill.
     At March 31, 2007 and December 31, 2006, intangible assets consisted of the following:

	March 31,	December 31,
	2007	2006
Purchased client service agreements	$50,229	$47,929
Accumulated amortization	(29,540)	(27,073)

Intangible assets, net	$20,689	$20,856

     Amortization expense for the three months ended March 31, 2007 and 2006 was $2,467 and $2,409, respectively. Estimated amortization expense for the remainder of 2007 and for each of the remaining years is $7,574, $10,098, $2,039, $460, $460 and $58, respectively.
6. HEALTH BENEFITS
     Blue Cross Blue Shield of Florida (“BCBSFL”) is the Company’s primary healthcare partner in Florida, delivering medical care benefits to approximately 21,000 Florida-based client employees. The Company’s policy with BCBSFL is a minimum premium policy expiring September 30, 2008. Pursuant to this policy, the Company is obligated to reimburse BCBSFL for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and aggregate loss coverage is provided to the Company at the level of 110% of projected claims. The Company’s obligation to BCBSFL under its current contract may require an irrevocable letter of credit (“LOC”) in favor of BCBSFL if the coverage ratio, as set forth in the BCBSFL agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirement, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $9,200 for the last twelve months). As of March 31, 2007, the minimum coverage ratio was met and no LOC was required.
     Aetna Health, Inc. (“Aetna”) is the Company’s largest medical care benefits provider for approximately 17,000 client employees outside the state of Florida. The Company’s 2006/2007 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement. For the 2007 plan year Aetna has agreed to eliminate the callable feature of the PPO plan that previously existed and differences in actual plan experience versus projected plan experience for the year will factor into subsequent year rates.
     In 2006, the Company announced the addition of UnitedHealthcare as an additional health plan option. As of March 31, 2007, UnitedHealthcare provides medical care benefits to approximately 7,000 client employees. The UnitedHealthcare plan is a fixed cost contract that caps the Company’s annual liability.
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
     Included in accrued insurance premiums and health reserves at March 31, 2007 and December 31, 2006 are $9,837 and $13,066, respectively, of short-term liabilities related to the Company’s health benefit plans. Of these amounts $9,757 and $10,609, respectively, represent an accrual for the estimate of claims incurred but not reported at March 31, 2007 and December 31, 2006.
     Health benefit reserves are based primarily upon an annual independent actuarial estimate of claims incurred but not reported and for claims reported but not yet paid at year-end, and a rollforward analysis by the Company at interim dates. The calculation of these reserves is based upon a number of factors, including current and historical claims payment patterns and medical trend rates.
     During the three months ended March 31, 2007 and 2006, the Company reduced its reserve for incurred but not reported claims by approximately $2,601 and $3,200, respectively, which decreased its cost of services and resulted in a health plan surplus for each period. These reductions were based upon favorable claims development.
7. REVOLVING CREDIT FACILITY
     The Company maintains a $50,000 unsecured credit facility with Bank of America, N.A., (“BOA”). Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit facility provides for revolving borrowings in an amount not to exceed $50,000 and has a five-year term that expires August 30, 2011. At the Company’s request, the amount of the revolving credit facility may be increased to a maximum of $75,000, subject to commitments from existing or new lenders. Loan advances bear an interest rate equal to an Applicable Rate (which ranges from 1.25% to 1.75% for Eurodollar Rate Loans, and from 0.00% to 0.25% for Prime Rate Loans, depending upon the Company’s Consolidated Leverage Ratio) plus one of the following indexes: (i) Eurodollar Rate or (ii) the Prime Rate. Up to $10,000 of the loan commitment can be drawn through letters of credit issued by BOA. With respect to outstanding letters of credit, a fee determined by reference to the Applicable Rate plus a fronting fee of 0.125% per annum will be charged on the aggregate stated amount of each outstanding letter of credit. A fee ranging from 0.20% to 0.30% (based upon the Company’s Consolidated Leverage Ratio) is charged on any unused portion of the loan commitment. At March 31, 2007 the Company had outstanding advances of $2,249 at a weighted average interest rate of 6.57%. There were no outstanding advances under the credit agreement at December 31, 2006.
     The credit agreement includes financial covenants and affirmative and negative covenants, including the maintenance of minimum Consolidated Net Worth, a minimum Consolidated Fixed Charge Coverage Ratio of 1.5:1.0 and a maximum Consolidated Leverage Ratio of 2.0:1.0. The covenants in the credit agreement also restrict, among other things, the Company’s ability to incur liens, make certain investments, incur additional indebtedness, engage in certain fundamental corporate transactions, dispose of property or make certain restricted payments. Pursuant to the terms of the credit agreement, the obligations of the Company may be accelerated upon the occurrence and continuation of an Event of Default. Such events include the following: (i) the failure to make principal, interest or fee payments when due (beyond applicable grace periods); (ii) the failure to observe and perform certain covenants contained in the credit agreement; (iii) any representation or warranty made by the Company in the credit agreement or related documents proves to be incorrect or misleading in any material respect when made or deemed made; and (iv) other customary events of default. The Company was in compliance with all covenants under the credit agreement at March 31, 2007.
     The Company recorded $279 of interest expense for the three months ended March 31, 2007 related to the amortization of loan costs, unused loan commitment fees and interest on advances. Interest expense for the three months ended March 31, 2006 was approximately $74.
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
9. EQUITY
Share Repurchase Program
     On August 15, 2006, the Company announced that the board of directors authorized the repurchase of up to $75,000 of the Company’s common stock under a new share repurchase program. Share repurchases under the new program may be made through open market purchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate, based on a variety of factors including price, regulatory requirements, overall market conditions and other corporate opportunities. During the three months ended March 31, 2007, the Company purchased 306,921 shares of its common stock at a cost of $6,686. As of March 31, 2007, the Company had purchased 1,650,684 shares of its common stock under this new program at a total cost of $36,527. All repurchased shares are included in treasury shares at March 31, 2007.
     On April 20, 2007, the Company’s board of directors authorized an increase to its current share repurchase program of approximately $36,500, which brings the current repurchase amount authorized back up to $75,000.

10. INCOME TAXES
     The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for both federal and state income taxes. For the three months ended March 31, 2007 and 2006, the Company’s effective rate was 39.9% and 34.0%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits.
     On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. As a result of the implementation of FIN 48, the Company recognized a net increase in its liability for unrecognized tax benefits of $712, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. Following the adoption on January 1, 2007, the Company had $1,095 of unrecognized tax benefits, the recognition of which would affect the Company’s effective tax rate. At March 31, 2007, the Company has $1,299 of unrecognized tax benefits.
     It is reasonably possible that the gross unrecognized tax benefit, including interest, of $1,299 ($1,095 at the adoption date of January 1, 2007) will decrease in its entirety within twelve months. The Company is pursuing a ruling to clarify an uncertain position with respect to state income recognition.
     The Company and its subsidiaries are subject to tax in the U.S. federal and various state and local jurisdictions. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities in material jurisdictions for tax years beginning prior to January 1, 2002. The Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 2002 through 2004 in July 2006.
     The Company will continue to recognize interest and penalties related to its uncertain tax positions in income tax expense. The Company has $33 of interest and no penalties accrued in the unrecognized tax benefit as of January 1, 2007.
11. EARNINGS PER SHARE (“EPS”)
     The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 is as follows:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2007:

Basic EPS:
Net income	$2,514	24,429,466	$0.10

Effect of dilutive securities:
Options to purchase common stock		596,216
Non-vested stock		14,737

Diluted EPS:
Net income	$2,514	25,040,419	$0.10

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2006:

Basic EPS:
Net income	$8,194	26,262,215	$0.31

Effect of dilutive securities:
Options to purchase common stock		891,893
Non-vested stock		22,563

Diluted EPS:
Net income	$8,194	27,176,671	$0.30

     For the three months ended March 31, 2007 and 2006, 831,783 and 501,642 options to purchase common stock, respectively, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater that the average price of the common stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties (some of which are beyond the Company’s control), other factors and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “Form 10-K”). See “Cautionary Note Regarding Forward-Looking Statements” below in this Item 2. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes contained in this report. Historical results are not necessarily indicative of trends in operating results for any future period.
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
          While many clients utilize the insurance protection offered by the co-employment business model, the demand for the Company’s Gevity Edge full-service HR solution on a stand-alone basis separate from insurance coverage is increasing. In response, the Company developed a new business model in 2004 that allowed it to deliver the Gevity Edge solution detached from insurance coverage and without entering into a co-employment arrangement with the client. Now available as an option, Gevity Edge Selecttm, the non co-employed version of Gevity Edge serves the needs of broader markets. Gevity Edge Select is designed to allow the Company to accelerate the transition away from the co-employment business model and reduce the Company’s exposure to client insurance risk. This transitioned business model creates expanded market potential. It also provides for improved quality and predictability of financial results as earnings are expected to no longer include margins from taking client insurance risk.

     In the first quarter of 2007 the Company made further progress on the transformation to a 100% service fee driven business model including the purchase of HRAmerica, Inc. (“HRA”) on February 16, 2007. The Company acquired certain assets, including the client portfolio, of HRA, a human resource outsourcing firm that offers fundamental employee administration solutions including payroll processing to approximately 145 clients (as measured by Federal Employer Identification Number) with approximately 16,000 client employees. Approximately 15,000 non-coemployed client employees were acquired as of the date of the acquisition and approximately 1,000 co-employed client employees were acquired with an effective date of April 1, 2007. The acquisition provides the Company with technology to enhance its non-coemployment model, Gevity Edge Select. In addition to the purchase of HRA, contracts with national providers for benefits administration and insurance distribution have been signed in support of the business model transformation. As Gevity completes the milestones in its non co-employment initiative, the Company expects to reach its long-term performance standard of all revenues consisting of 100% service fees by 2009. To date, the results of this new business model have not had a significant impact on the Company’s revenues or results of operations.
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
     The Company continues to focus on increasing the profitability of each client employee as well as on increasing the overall number of client employees serviced. The Company believes that it can increase the overall number of client employees serviced through: (i) capitalizing on the growth opportunities within the existing client portfolio through pricing and retention; (ii) further penetration of existing markets from increased production and sales person productivity, supported by increased brand awareness, database management, insurance choice and the enhanced Gevity Edge Select platform; (iii) targeting clients having more than 500 employees; (iv) the opening of new offices as experience and production guide the timing and location of these new offices; and (v) supporting growth with strategic acquisitions.
     The following table provides information that the Company utilizes when assessing the financial performance of its business, the fluctuations of which are discussed under the “Results of Operations”:

	Three Months Ended March 31,
	2007 (1)	2006	% Change
Statistical data
Client employees at period end	140,004	136,236	2.8%
Clients at period end (2)	7,445	8,128	(8.4)%
Average number of client employees/clients at period end	18.81	16.76	12.2%
Average number of client employees paid by month (3)	123,902	127,556	(2.9)%
Annualized average wage per average number of client employees paid by month (4)	$43,528	$39,811	9.3%
Annualized professional service fees per average number of client employees paid by month (4)	$1,190	$1,219	(2.4)%
Annualized gross profit per average number of client employees paid by month (4)	$1,465	$1,555	(5.8)%
Annualized operating income per average number of client employees paid by month (4)	$140	$394	(64.5)%

(1)	Statistics include the financial results of HRA subsequent to the February 16, 2007 acquisition date, which did not have a material impact on the results of operations. Included in the statistics from the HRA acquisition are approximately 137 non-co-employed clients and 16,000 non-co-employed client employees as of March 31, 2007 and approximately 7,800 of average client employees paid by month for the quarter.

(2)	Clients measured by individual client Federal Employer Identification Number (FEIN).

(3)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(4)	Annualized statistical information is based upon actual period-to-date amounts, which have been annualized (divided by three and multiplied by twelve) and then divided by the average number of client employees paid by month.
     The Company believes that the primary challenges to its ability to increase the overall number of client employees serviced include the following:
•	the amount of time required for sales personnel to begin to acquire new client employees may be longer than anticipated;

•	the current client employee retention levels may decrease if clients decide to use alternative providers to service their HR outsourcing needs;

•	other HR outsourcing client employee portfolios or service providers may not be available for acquisition due to price or quality;

•	the Company (under its co-employed service option) may not be able to continue to provide insurance-related products of a quality to acquire new client employees and to retain current client employees; and

•	the time to achieve acceptance by prospective clients of the Company’s new business model may be longer than anticipated.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Revenue
     The following table presents certain information related to the Company’s revenues for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,	March 31,
	2007 (1)	2006	%Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$36,869	$38,862	(5.1)%
Employee health and welfare benefits	88,752	89,259	(0.6)%
Workers’ compensation	21,200	27,415	(22.7)%
State unemployment taxes and other	14,294	14,153	1.0%

Total revenues	$161,115	$169,689	(5.1)%

Statistical data:
Gross salaries and wages (in thousands)	$1,348,296	$1,269,523	6.2%
Average number of client employees paid by month (2)	123,902	127,556	(2.9)%
Annualized average wage per average client employees paid by month (3)	$43,528	$39,811	9.3%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (4)	$1.94	$2.43	(20.2)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (4), (5)	$2.18	$2.77	(21.3)%
Annualized professional service fees per average number of client employees paid by month (3)	$1,190	$1,219	(2.4)%
Client employee health benefits participation	33%	38%	(13.2)%

(1)	Includes the impact of the HRA acquisition subsequent to the February 16, 2007 acquisition date, which did not have a material impact on the results of operations.

(2)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(3)	Annualized statistical information is based upon actual quarter-to-date amounts, which have been annualized (divided by three and multiplied by twelve), and then divided by the average number of client employees paid by month.

(4)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(5)	Manual premium rate data are derived from tables of member insurance companies of American International Group, Inc. (“AIG”) in effect for 2007 and 2006, respectively.

     For the three months ended March 31, 2007, total revenues were $161.1 million compared to $169.7 million for the three months ended March 31, 2006, representing a decrease of $8.6 million or 5.1%. This decrease was primarily a result of the reduction in workers’ compensation revenue and the overall reduction in the number of client employees served as described below.
     As of March 31, 2007, the Company served approximately 7,400 clients, as measured by each client’s FEIN, with over 140,000 active client employees. This compares to approximately 8,100 clients, as measured by each client’s FEIN, with over 136,200 active client employees at March 31, 2006. The average number of client employees paid by month was 123,902 for the first quarter of 2007 compared to 127,556 for the first quarter of 2006. The quarter end employer and employee counts were favorably impacted by the HRA acquisition. At March 31, 2007, approximately 137 clients and 16,000 client employees were attributable to the HRA acquisition. For the quarter ended March 31, 2007, approximately 7,800 of the average number of employees paid by month were attributable to the HRA acquisition. Excluding the impact of HRA, client and employee counts declined when compared to the quarter ended March 31, 2006. This decline is attributable to the departure of legacy clients during the fourth quarter of 2006 (and to a lesser extent in the first quarter of 2007) primarily as a result of the Company’s 2006 initiative to bring healthcare premiums up to retail rates. The Company believes that the clients that left were generally comprised of clients whose primary objective was to seek relief in healthcare premiums under the traditional professional employer organization business model. The Company does not expect client attrition to continue at the same levels and expects that improving production and retention trends will favorably impact client and employee counts for the remainder of the year.
     The annualized average wage of paid client employees for the three months ended March 31, 2007 increased 9.3% to $43,528 from $39,811 for the three months ended March 31, 2006. This increase is due, in part, to the HRA acquisition, to raises received by existing client employees and is also consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.
     Revenues from professional service fees decreased to $36.9 million for the three months ended March 31, 2007, from $38.9 million for the three months ended March 31, 2006, representing a decrease of $2.0 million or 5.1%. The decrease was primarily due to the overall decrease in the average number of client employees paid. In addition, the decrease in annualized professional service fees per average number of client employees paid by month of 2.4%, from $1,219 for the three months ended March 31, 2006 to $1,190 for the three months ended March 31, 2007 was primarily attributable to the HRA acquisition. HRA clients acquired have a lower average professional service fee for a basic level of service. Excluding the impact of HRA in the first quarter of 2007, annualized professional service fees increased approximately 3.4% to $1,261.
     Revenues for providing health and welfare benefits for the three months ended March 31, 2007 were $88.8 million as compared to $89.3 million for the three months ended March 31, 2006, representing a decrease of $0.5 million or 0.6%. Health and welfare benefit plan revenues decreased due to the decrease in the number of participants in the Company’s health and welfare benefit plans of approximately 7.7% and were partially offset by the increase in health insurance premiums as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.
     Revenues for providing workers’ compensation insurance coverage decreased to $21.2 million for the three months ended March 31, 2007, from $27.4 million for the three months ended March 31, 2006, representing a decrease of $6.2 million or 22.7%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the three months ended March 31, 2007, were 1.94% as compared to 2.43% for the same period in 2006, representing a decrease of 20.2%. Workers’ compensation charges decreased in the first quarter of 2007 primarily due to a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in January 2007. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 21.3% during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates primarily reflects the reduction in the Florida manual premium rates.
     Revenues from state unemployment taxes and other revenues increased to $14.3 million for the three months ended March 31, 2007 from $14.2 million for the three months ended March 31, 2006, representing an increase of $0.1 million or 1.0%. The increase was primarily due to the net effect of increases in the state unemployment tax rates that were passed along to clients and substantially offset by a decrease in client employees.
Cost of Services
     The following table presents certain information related to the Company’s cost of services for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,	March 31,
	2007 (1)	2006	% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$86,151	$86,071	0.1%
Workers’ compensation	15,016	19,349	(22.4)%
State unemployment taxes and Other	14,554	14,667	(0.8)%

Total cost of services	$115,721	$120,087	(3.6)%

Statistical data:
Gross salaries and wages (in thousands)	$1,348,296	$1,269,523	6.2%
Average number of client employees paid by month (2)	123,902	127,556	(2.9)%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (3)	$1.38	$1.72	(19.8)%
Number of workers’ compensation claims (4)	1,065	1,415	(24.7)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (3)	0.98x	1.26x	(22.2)%

(1)	Includes the impact of the HRA acquisition subsequent to the February 16, 2007 acquisition date, which did not have a material impact on the results of operations.

(2)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(3)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(4)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective period and does not include claims with respect to a specific policy year that are reported subsequent to the end of such period.
     Cost of services, which includes the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $115.7 million for the three months ended March 31, 2007, compared to $120.1 million for the three months ended March 31, 2006, representing a decrease of $4.4 million, or 3.6%. This decrease was primarily due to the overall decrease in client employees for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
     The cost of providing health and welfare benefits to clients’ employees for the three months ended March 31, 2007 was $86.2 million as compared to $86.1 million for the three months ended March 31, 2006, representing an increase of $0.1 million or 0.1%. This increase was primarily attributable to the higher cost of health benefits and was partially offset by a decrease in the number of client employees participating in the health and welfare benefit plans. In addition, during the three months ended March 31, 2007, the Company recorded a $2.6 million reduction in health benefit costs due to favorable claims development compared to a $3.2 million reduction in health benefit costs recognized during the first quarter of 2006 related to the finalization of prior year premium recalls and a reduction in the incurred but not reported claim reserves based upon favorable claims experience in the first quarter of 2006.
     Workers’ compensation costs were $15.0 million for the three months ended March 31, 2007, as compared to $19.3 million for the three months ended March 31, 2006, representing a decrease of $4.3 million or 22.4%. Workers’ compensation costs decreased in the first quarter of 2007 primarily due to the reduction in the 2007 plan year costs as a result of a decrease in premium costs and favorable claims experience through the first quarter of 2007. In addition, due to favorable claims developments during each of the periods, the Company recognized a reduction in the prior years’ workers compensation loss estimates of approximately $1.2 million during the first quarter of 2007 compared to the reduction in the prior years’ loss estimates of $0.8 million during the first quarter of 2006.
     State unemployment taxes and other costs were $14.6 million for the three months ended March 31, 2007, compared to $14.7 million for the three months ended March 31, 2006, representing a decrease of $0.1 million or 0.8%. The decrease in client employees and related taxable wages were substantially offset by an increase in state unemployment tax rates beginning January 1, 2007, as well as an increase in costs associated with expanded client service offerings.
Operating Expenses
     The following table presents certain information related to the Company’s operating expenses for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,	March 31,
	2007 (1)	2006	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$22,538	$20,868	8.0%
Other general and administrative	14,793	12,874	14.9%
Depreciation and amortization	3,735	3,297	13.3%

Total operating expenses	$41,066	$37,039	10.9%

Statistical data:
Internal employees at quarter end	999	1,055	(5.3)%

(1)	Includes the impact of the HRA acquisition subsequent to the February 16, 2007 acquisition date, which did not have a material impact on the results of operations
     Total operating expenses were $41.1 million for the three months ended March 31, 2007 as compared to $37.0 million for the three months ended March 31, 2006, representing an increase of $4.0 million or 10.9%.
     Salaries, wages and commissions were $22.5 million for the three months ended March 31, 2007 as compared to $20.9 million for the three months ended March 31, 2006, representing an increase of $1.7 million or 8.0%. The increase is primarily a result of $1.4 million of severance expense recognized in the first quarter of 2007, principally related to the elimination of 40 support positions.

     Other general and administrative expenses were $14.8 million for the three months ended March 31, 2007 as compared to $12.9 million for the three months ended March 31, 2006, representing an increase of $1.9 million or 14.9%. This increase is primarily a result of costs associated with investments in marketing and information technology which are expected to benefit operations for the remainder of 2007 and beyond, relating to improvements in service delivery and sales including costs associated with the launch and development of Gevity Edge Select.
     Depreciation and amortization expenses were $3.7 million for the three months ended March 31, 2007 compared to $3.3 million for the three months ended March 31, 2006. The increase is primarily attributable to the amortization of technology assets capitalized during the first quarter of 2007. Also included in the increase was the amortization of the intangible assets related to the HRA acquisition.
Income Taxes
     Income taxes were $1.7 million for the three months ended March 31, 2007 compared to $4.2 million for the three months ended March 31, 2006. The decrease is primarily due to a reduction in taxable income for the first quarter of 2007 compared to the first quarter of 2006. The Company’s effective tax rate for the three months ended March 31, 2007 and 2006 was 39.9% and 34.0%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits.
Net Income and Diluted Earnings Per Share
     As a result of the factors described above, net income decreased 69.3% to $2.5 million for the three months ended March 31, 2007 compared to $8.2 million for the three months ended March 31, 2006. Net income per common share on 25.0 million diluted shares was $0.10 for the three months ended March 31, 2007, compared to net income per common share of $0.30 on 27.2 million diluted shares for the three months ended March 31, 2006.
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
     The Company currently believes that its current cash balances, cash flow from operations and the existing credit facility will be sufficient to meet its operational requirements for the next 12 months, excluding cash required for acquisitions, if any. The Company has an available unsecured credit facility for $50.0 million with Bank of America, N.A. of which $2.2 million was outstanding as of March 31, 2007. See Note 7 to the condensed consolidated financial statements contained in this report for additional information regarding the Company’s credit facility.
     The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees and the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee, which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; (iv) workers’ compensation insurance charges (if applicable); and (v) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on coverage levels elected by the client and the client employees. Included in the Company’s billings during the first quarter of 2007 were salaries, wages and payroll taxes of client employees of $1.5 billion. The billings to clients are managed from a cash flow perspective so that a matching generally exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of each of the Company’s professional services agreements, the Company is obligated to make certain wage, tax and regulatory payments even if the related payments are not made by its clients. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client and generally, the Company has the right to immediately terminate the client relationship for non-payment. To the extent this objective is not achieved, short-term cash requirements can be significant. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.
     Restricted Cash
     The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverage. The Company uses its marketable securities to collateralize these obligations as more fully described below. Marketable securities used to collateralize these obligations are designated as restricted in the Company’s condensed consolidated financial statements.
     At March 31, 2007, the Company had $15.8 million in total cash and cash equivalents and restricted marketable securities, of which $6.1 million was unrestricted. At March 31, 2007, the Company had pledged $8.3 million of restricted marketable securities in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans and had $1.4 million held in escrow in connection with various purchase price contingencies related to the HRA acquisition as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Short-term marketable securities — restricted:
General insurance collateral obligations — AIG	$4,532	$4,478
HRA escrow	1,400	—

Total short-term marketable securities — restricted	5,932	4,478

Long-term marketable securities restricted:
Workers’ compensation collateral — AIG	3,792	3,747

Total long-term marketable securities — restricted	3,792	3,747

Total restricted assets	$9,724	$8,225

     The Company’s obligation to Blue Cross/Blue Shield of Florida (“BCBSFL”), under its current contract, may require an irrevocable letter of credit (“LOC”) in favor of BCBSFL if a coverage ratio, as set forth in the BCBSFL agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirements, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $9.2 million during the last twelve months). As of March 31, 2007, the minimum coverage ratio was met and no LOC was required. The Company was not required to collateralize the Aetna program for 2007.
     The Company does not anticipate any additional collateral obligations to be required in 2007 for its workers’ compensation arrangements.
     As of March 31, 2007, the Company has recorded a $124.8 million receivable from AIG representing workers’ compensation premium payments made to AIG related to program years 2000 through the first quarter of 2007 in excess of the present value of the estimated claims liability. This receivable represents a significant concentration of credit risk for the Company.
     Cash Flows from Operating Activities
     At March 31, 2007, the Company had a net working capital deficit of $31.7 million, including restricted funds classified as short-term of $5.9 million, compared to a net working capital deficit of $10.7 million as of December 31, 2006, including $4.5 million of restricted funds classified as short-term. The decrease in working capital during the first quarter of 2007 was primarily due to the reduction in cash related to timing differences, the acquisition of HRA and stock repurchases under the Company’s repurchase program.
     Net cash used in operating activities was $11.4 million for the three months ended March 31, 2007 as compared to net cash used in operating activities of $12.6 million for the three months ended March 31, 2006, representing a decrease in net cash used in operating activities of $1.2 million. Cash flows from operating activities are significantly impacted by the timing of client payrolls, the day of the week on which a fiscal period ends and the existence of holidays at or immediately following a period end. The overall decrease in cash used in operating activities was primarily due to net timing differences as well as the overall reduction in the number of client employees.
     The Company expects current workers’ compensation trends to continue and therefore expects to receive approximately $27.2 million from AIG during the third quarter of 2007 as a net return premium in connection with the premium true-ups related to the 2000-2006 program years. Additional releases of premium by AIG are also anticipated in future years if such trends continue. The Company believes that it has provided AIG a sufficient amount of cash to cover its short-term and long-term workers compensation obligations related to open policy years.
     Cash Flow from Investing Activities
     Cash used in investing activities for the three months ended March 31, 2007 of $13.1 million, includes approximately $10.9 million related to the February 16, 2007 acquisition of HRA ($9.5 million of cash and related acquisition costs and $1.4 million included in marketable securities purchases for purchase price contingencies held in an escrow account). In addition the Company spent approximately $2.1 million for capital expenditures primarily for technology-related items and includes approximately $1.7 million of capital expenditures made by the Company in 2006 and paid for in 2007. Cash used in investing activities for the three months ended March 31, 2006 of $4.3 million primarily related to capital expenditures. The Company plans to spend approximately $10.0 million on capital expenditures (primarily technology related) during 2007. Capital expenditures are expected to be funded through operations, leasing arrangements or from the Company’s revolving credit facility.
     Cash Flow from Financing Activities
     Cash used in financing activities for the three months ended March 31, 2007 of $5.7 million was a result of the use of $6.7 million to repurchase 306,921 shares of the Company’s common stock under its stock repurchase programs (see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a discussion of the current stock repurchase program) and $2.2 million of cash dividends paid. These amounts were partially offset by $2.2 million of net borrowings under the revolving credit facility; $0.7 million received upon the exercise of 57,242 stock options and the purchase of 11,293 shares of common stock under the Company’s employee stock purchase plan; and $0.2 million related to excess tax benefits received by the Company for its share-based arrangements.
     Cash used in financing activities for the three months ended March 31, 2006 of $11.9 million was a result of the net effect of $12.9 million used to repurchase the Company’s common stock under its stock repurchase programs, including $3.4 million related to stock repurchase made in 2005 and paid for in 2006; $1.8 million of cash dividends paid; $1.4 million received from directors, officers and employees of the Company upon the exercise of 183,396 stock options and the purchase of 12,235 shares of common stock under the Company’s employee stock purchase plan; and $1.5 million related to excess tax benefits received by the Company for its share-based arrangements.
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
     Additionally, the Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. See Note 1 and Note 10 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q for information regarding the Company’s implementation and impact of this new accounting standard as well as information on the impact of other recently issued accounting standards.
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

     There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. Forward-looking statements involve a number of known and unknown risks, uncertainties (some of which are beyond the Company’s control) and other factors and assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements, including those described in “Item 1A. Risk Factors” of the Company’s Form 10-K and the risks that are described in other reports that the Company files with the Securities and Exchange Commission.
     Forward-looking statements speak only as of the date on which they are made and, except as required by law, the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors. Further, management cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     See Note 8 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q for information concerning the Company’s legal proceedings.
ITEM 1A. Risk Factors
     There have been no material changes from the information previously provided under “Item 1A. Risk Factors,” in the Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements included in “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about Company purchases during the three months ended March 31, 2007, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total		as Part of	Shares That May
	Number of	Average	Publicly	Yet Be Purchased
	Shares	Price Paid	Announced	Under the Program
Period	Purchased (1)	per Share	Program (1)	($000’s) (1), (2)
1/01/2007 – 1/31/2007	166,921	$22.30	166,921	$41,432
2/01/2007 – 2/28/2007	140,000	$21.10	140,000	$38,473
3/01/2007 – 3/31/2007	—	—	—	$38,473

Total	306,921	$21.75	306,921

(1)	On August 15, 2006, the Company announced that the board of directors had authorized the purchase of up to $75.0 million of the Company’s common stock under a new share repurchase program. Share repurchases under the new program are to be made through open market repurchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate based upon a variety of factors including price, regulatory requirements, market conditions and other corporate opportunities.

(2)	On April 20, 2007, the Company’s board of directors authorized an increase to its current share repurchase program of approximately $36.5 million, which brings the current repurchase amount authorized back up to approximately $75.0 million.
ITEM 6. Exhibits
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.

Dated: May 7, 2007	/s/ PETER C. GRABOWSKI Peter C. Grabowski
Chief Financial Officer
(Principal Financial and Accounting Officer)