Form 10-Q
period 2007-06-30
GEVITY HR INC
filed 2007-08-09
CIK 1035185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐     No  ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of July 31, 2007

Par value $0.01 per share	23,337,261

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in $000’s, except share and per share data)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$150,408	$161,208	$311,523	$330,897
Cost of services (exclusive of depreciation and amortization shown below)	102,857	112,910	218,578	232,997

Gross profit	47,551	48,298	92,945	97,900

Operating expenses:

Salaries, wages and commissions	20,391	19,507	42,929	40,375

Other general and administrative	15,657	12,801	30,450	25,675

Reinsurance contract loss	—	4,650	—	4,650

Depreciation and amortization	4,201	3,536	7,936	6,833

Total operating expenses	40,249	40,494	81,315	77,533

Operating income	7,302	7,804	11,630	20,367
Interest income	251	184	416	436
Interest expense	(697)	(162)	(996)	(426)
Other expense, net	(9)	(5)	(23)	(148)

Income before income taxes	6,847	7,821	11,027	20,229

Income tax provision	2,157	917	3,823	5,131

Net income	$4,690	$6,904	$7,204	$15,098

Net income per common share:
- Basic	$0.20	$0.26	$0.30	$0.58

- Diluted	$0.19	$0.26	$0.29	$0.56

Weighted average common shares outstanding:
- Basic	23,930,779	26,244,029	24,178,740	26,253,075
- Diluted	24,523,901	27,074,808	24,779,752	27,130,556
See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in $000’s, except share and per share data)

	June 30,	December 31,
	2007	2006

ASSETS

Current assets:

Cash and cash equivalents	$11,243	$36,291

Marketable securities — restricted	5,989	4,478

Accounts receivable, net	120,481	126,936

Short-term workers’ compensation receivable, net	30,300	35,354

Other current assets	11,735	15,927

Total current assets	179,748	218,986

Property and equipment, net	24,663	23,847

Long-term marketable securities — restricted	3,839	3,747

Long-term workers’ compensation receivable, net	108,269	85,872

Intangible assets, net	18,164	20,856

Goodwill	14,658	8,692

Deferred tax asset, net	12,816	11,938

Other assets	1,176	622

Total assets	$363,333	$374,560

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
UNAUDITED
(in $000’s, except share and per share data)

	June 30,	December 31,
	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accrued payroll and payroll taxes	$134,660	$163,410

Accrued insurance premiums and health reserves	14,629	17,287

Customer deposits and prepayments	17,454	11,893

Accounts payable and other accrued liabilities	6,571	10,243

Deferred tax liability, net	19,748	24,583

Dividends payable	2,130	2,223

Total current liabilities	195,192	229,639

Revolving credit facility	39,967	—

Other long-term liabilities	4,412	2,869

Total liabilities	239,571	232,508

Commitments and contingencies (see notes)

Shareholders’ equity:

Common stock, $.01 par value, 100,000,000 shares authorized, 32,061,038 and 31,962,314 issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	321	320

Additional paid-in capital	180,355	177,949

Retained earnings	86,275	84,110

Treasury stock (8,393,883 and 7,260,175 shares at cost, respectively)	(143,189)	(120,327)

Total shareholders’ equity	123,762	142,052

Total liabilities and shareholders’ equity	$363,333	$374,560

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in $000’s)

	For the Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,204	$15,098
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,936	6,833
Deferred tax (benefit) provision, net	(5,712)	348
Stock compensation	1,434	1,881
Excess tax benefits from share-based arrangements	(290)	(3,638)
Provision for bad debts	593	12
Other	140	175
Changes in operating working capital:
Accounts receivable, net	5,862	1,957
Other current assets	4,756	4,734
Workers’ compensation receivable, net	(17,342)	(16,237)
Other assets	(112)	52
Accrued insurance premiums and health reserves	(2,658)	1,754
Accrued payroll and payroll taxes	(28,855)	(21,317)
Accounts payable and other accrued liabilities	(2,499)	1,786
Customer deposits and prepayments	5,561	(400)
Other long-term liabilities	137	(87)

Net cash used in operating activities	(23,845)	(7,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(1,603)	(130)
Capital expenditures	(3,875)	(9,285)
Business acquisition	(9,495)	—

Net cash used in investing activities	(14,973)	(9,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	39,967	—
Proceeds from exercise of stock options	751	5,421
Excess tax benefits from share-based arrangements	290	3,638
Dividends paid	(4,420)	(4,204)
Purchase of treasury stock	(22,818)	(13,561)

Net cash provided by (used in) financing activities	13,770	(8,706)

Net decrease in cash and cash equivalents	(25,048)	(25,170)
Cash and cash equivalents — beginning of period	36,291	52,525

Cash and cash equivalents — end of period	$11,243	$27,355

Supplemental disclosure of cash flow information:
Income taxes paid	$4,396	$3,210

Interest paid	$968	$428

Supplemental disclosure of non-cash transactions:
Capital expenditures for the six months ended June 30, 2007 exclude approximately $530 of capital items purchased by the Company in the second quarter of 2007 and not paid for until the third quarter of 2007.
Capital expenditures for the six months ended June 30, 2006 exclude approximately $3,132 of capital items purchased by the Company in the second quarter of 2006 and not paid for until the third quarter of 2006.
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
     The Company’s significant accounting policies are disclosed in Note 1 of the Company’s consolidated financial statements contained in the Form 10-K. The Company’s critical accounting estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K. On an ongoing basis, the Company evaluates its policies, estimates and assumptions, including those related to revenue recognition, workers’ compensation receivable/reserves, intangible assets, medical benefit plan liabilities, state unemployment taxes, allowance for doubtful accounts, and deferred taxes. During the first half of 2007, there have been no material changes to the Company’s significant accounting policies and critical accounting estimates except as described below.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for the measurement of assets and liabilities that use fair value and expands disclosures about fair value measurements. SFAS 157 will apply whenever another accounting principle generally accepted in the United States requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

2. MARKETABLE SECURITIES — RESTRICTED
     At June 30, 2007 and December 31, 2006, the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale.
     Restricted money market funds relate to collateral held in connection with the Company’s workers’ compensation programs, collateral held in connection with the Company’s general insurance programs and amounts held in escrow related to purchase price contingencies associated with the Company’s acquisition of HRAmerica, Inc. (“HRA”) on February 16, 2007 (see Note 5). These securities are recorded at fair value, which is equal to cost. The interest earned on these investments is recognized as interest income in the Company’s condensed consolidated statements of operations.
     For the three and six months ended June 30, 2007 and 2006, there were no realized gains or losses from the sale of marketable securities. As of June 30, 2007 and December 31, 2006, there were no unrealized gains or losses on marketable securities.
3. ACCOUNTS RECEIVABLE
     At June 30, 2007 and December 31, 2006, accounts receivable from clients consisted of the following:

	June 30,	December 31,
	2007	2006
Billed to clients	$8,299	$10,622
Unbilled revenues	112,907	116,937

	121,206	127,559
Less: Allowance for doubtful accounts	(725)	(623)

Total	$120,481	$126,936

     The Company establishes an allowance for doubtful accounts based upon management’s assessment of the collectibility of specific accounts and other potentially uncollectible amounts. The Company reviews its allowance for doubtful accounts on a quarterly basis.
4. WORKERS’ COMPENSATION RECEIVABLE/ RESERVES
     The Company has maintained a loss sensitive workers’ compensation insurance program since January 1, 2000. The program is insured by CNA Financial Corporation (“CNA”) for the 2000, 2001 and 2002 program years. The program is currently insured by member insurance companies of American International Group, Inc. (“AIG”) and includes coverage for the 2003 through 2007 policy years. In states where private insurance is not permitted, client employees are covered by state insurance funds.
     Under the 2007 workers’ compensation program with AIG, AIG is responsible for paying the claims; the Company is responsible for paying to AIG the first $500 per occurrence of claims and AIG is responsible for amounts in excess of $500 per occurrence. In addition, the AIG policy provides $20,000 of aggregate stop loss coverage once claims in the deductible layer exceed $136,700.
     Similar to the prior years’ workers’ compensation programs with AIG, the Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG to cover claims to be paid within the Company’s $500 per occurrence deductible layer. AIG deposits the premiums into an interest bearing loss fund collateral account for reimbursement of paid claims up to the $500 per occurrence amount. Interest on the loss fund collateral account (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate. Under the 2007 program, the Company will pay $66,500 of loss fund collateral premium, subject to certain volume adjustments, and is guaranteed to receive a 5.01% per annum fixed return so long as the program and the interest accrued under the program remain with AIG for at least 10 years. If the program is terminated early, the interest rate is adjusted downward based upon a sliding scale. The 2007 program provides for an initial loss fund collateral premium true-up 18 months after the policy inception and annually thereafter. The true-up is based upon a pre-determined loss factor times the amount of incurred claims in the deductible layer as of the date of the true-up.
     The Company reviews its estimated cost of claims in the deductible layer on a quarterly basis. The determination of the estimated cost of claims is based upon a number of factors, including but not limited to: actuarial calculations, current and historical loss trends, the number of open claims, developments relating to the actual claims incurred, and the impact of acquisitions, if any. The Company uses a certain amount of judgment in this estimation process. During the three months ended June 30, 2007 and 2006, the Company revised its ultimate loss estimates for prior open policy years, which resulted in a net reduction of workers’ compensation expense of approximately $6,794 and $1,049, respectively. During the six months ended June 30, 2007 and 2006, the Company revised its ultimate loss estimates for prior open policy years, which resulted in a net reduction of workers’ compensation expense of approximately $8,043 and $1,882, respectively. These revisions were based upon continued favorable claims development that occurred during the periods.
     The balance in the loss fund collateral account (including accrued interest) in excess of the net present value of the Company’s liability to AIG with respect to claims payable within the deductible layer is recorded as a workers’ compensation receivable. Returns to the Company of amounts held in the loss fund collateral account are recorded as reductions to the workers’ compensation receivable, net. During the first quarter of 2007, AIG released approximately $5,000 of cash from the 2003 loss fund collateral account in advance of the annual loss provision adjustment. The Company expects to receive an additional amount of approximately $30,300 during the third quarter of 2007 relating to the annual loss provision true-up and the finalization of outstanding prior year premium audits.
     The Company accrues for workers’ compensation costs based upon:
•	premiums paid for the layer of claims in excess of the deductible;

•	estimated total costs of claims that fall within the Company’s policy deductible calculated on a net present value basis;

•	the administrative costs of the programs (including claims administration, state taxes and surcharges); and

•	the return on investment for loss fund premium dollars paid to AIG.
     At June 30, 2007 and December 31, 2006, the weighted average discount rate used to calculate the net present value of the claim liability was 4.19% and 3.70% respectively. Premium payments made to AIG related to program years 2000 through 2007 are in excess of the net present value of the estimated claim liabilities. This has resulted in a workers’ compensation receivable, net, at June 30, 2007 and December 31, 2006 of $138,569 and $121,226, respectively, of which $30,300 and $35,354 was classified as short-term at June 30, 2007 and December 31, 2006, respectively. This receivable represents a significant concentration of credit risk for the Company.
5. INTANGIBLE ASSETS
     On February 16, 2007, the Company acquired certain assets, including the client portfolio, of HRA, a human resource outsourcing firm that offers fundamental employee administration solutions including payroll processing to approximately 145 clients (as measured by Federal Employer Identification Number) with approximately 16,000 client employees. Approximately 14,700 non-coemployed client employees were acquired as of the date of the acquisition and approximately 1,300 co-employed client employees (8 clients) were acquired with an effective date of April 1, 2007. The acquisition provides the Company with technology and processes to enhance its non-coemployment model, Gevity Edge TM Select.
     The purchase price for the acquired assets was approximately $10,895 (including direct acquisition costs of approximately $652), which the Company paid in cash from its revolving credit facility. Of this amount, $1,400 is being held in an escrow account and is included in marketable securities — restricted at June 30, 2007. The amounts held in escrow represent purchase price contingencies related to potential earn outs and the achievement of certain client retention percentages up through the first anniversary date of the acquisition. Unearned escrow amounts, if any, will be returned to the Company.
     The HRA acquisition was accounted for by the purchase method in accordance with SFAS No. 141, Business Combinations. The results of operations for HRA are included in the Company’s statement of operations for the period February 17, 2007 through June 30, 2007. The effects of the HRA acquisition on the historical financial statements of the Company had it occurred January 1, 2006 are not material and therefore pro forma information is not presented. The purchase price of $9,495 (excluding $1,400 of contingent purchase price included with marketable securities-restricted as of June 30, 2007) was preliminarily allocated to assets and liabilities acquired based upon their preliminary fair value on the date of acquisition as follows:

June 30,
2007
Other current assets	$275
Software	800
Property and equipment	327
Client service agreements	2,300
Goodwill	5,966
Other current liabilities	(36)
Other long-term liabilities	(137)

Net value of purchased assets	$9,495

The client service agreements intangible asset is being amortized on a straight-line basis over its estimated useful life of 5 years.
     The Company is currently reviewing the preliminary fair value determinations. The ultimate allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations, if any, are expected to be finalized prior to December 31, 2007 and will be reflected in future filings. Management does not expect these adjustments, if any, to have a material effect on the Company’s financial position or results of operations. Resolution of the purchase price contingency may result in additional amounts allocated to goodwill.
     At June 30, 2007 and December 31, 2006, intangible assets consisted of the following:

	June 30,	December 31,
	2007	2006
Purchased client service agreements	$50,229	$47,929
Accumulated amortization	(32,065)	(27,073)

Intangible assets, net	$18,164	$20,856

     Amortization expense for the three months ended June 30, 2007 and 2006 was $2,525 and $2,410, respectively. Amortization expense for the six months ended June 30, 2007 and 2006 was $4,992 and $4,819, respectively. Estimated amortization expense for the remainder of 2007 and for each of the remaining years is $5,049, $10,098, $2,039, $460, $460 and $58, respectively.
6. HEALTH BENEFITS
     Blue Cross Blue Shield of Florida (“BCBSFL”) is the Company’s primary healthcare partner in Florida, delivering medical care benefits to approximately 21,000 Florida-based client employees. The Company’s policy with BCBSFL is a minimum premium policy expiring September 30, 2008. Pursuant to this policy, the Company is obligated to reimburse BCBSFL for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and aggregate loss coverage is provided to the Company at the level of 110% of projected claims. The Company’s obligation to BCBSFL under its current contract may require an irrevocable letter of credit (“LOC”) in favor of BCBSFL if the coverage ratio, as set forth in the BCBSFL agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirement, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $9,200 for the last twelve months). As of June 30, 2007, the minimum coverage ratio was met and no LOC was required.
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
     In 2006, the Company announced the addition of UnitedHealthcare as an additional health plan option. As of June 30, 2007, UnitedHealthcare provides medical care benefits to approximately 7,000 client employees. The UnitedHealthcare plan is a fixed cost contract expiring September 30, 2008, that caps the Company’s annual liability.
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
     Included in accrued insurance premiums and health reserves at June 30, 2007 and December 31, 2006 are $9,874 and $13,066, respectively, of short-term liabilities related to the Company’s health benefit plans. Of these amounts $9,803 and $10,609, respectively, represent an accrual for the estimate of claims incurred but not reported at June 30, 2007 and December 31, 2006.
     Health benefit reserves are determined quarterly by the Company and include an estimate of claims incurred but not reported and claims reported but not yet paid. The calculation of these reserves is based upon a number of factors, including but not limited to actuarial calculations, current and historical claims payment patterns and medical trend rates.
     During the six months ended June 30, 2007 and 2006, the Company reduced its reserve for incurred but not reported claims by approximately $2,601 and $3,200, respectively, which decreased its cost of services and resulted in a health plan surplus for each period. These reductions were based upon favorable claims development. There were no changes to the health plan reserves during the three months ended June 30, 2007 and 2006 that impacted cost of services.

7. REVOLVING CREDIT FACILITY
     The Company maintains a $100,000 unsecured credit facility with Bank of America, N.A., (“BOA”). On May 7, 2007, the Company entered into the First Amendment to the Amended and Restated Credit Agreement dated August 30, 2006, which increased the amount of aggregate revolving commitments of the credit facility from $50,000 to $75,000 and allows the Company to repurchase up to $125,000 of its capital stock during the term of the agreement. On June 14, 2007, the Company entered into the Second Amendment to the credit agreement, which increased the amount of aggregate revolving commitments from $75,000 to $100,000. Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit facility has a five-year term that expires August 30, 2011. Loan advances bear an interest rate equal to an Applicable Rate (which ranges from 1.25% to 1.75% for Eurodollar Rate Loans, and from 0.00% to 0.25% for Prime Rate Loans, depending upon the Company’s Consolidated Leverage Ratio) plus one of the following indexes: (i) Eurodollar Rate or (ii) the Prime Rate (each as defined in the credit agreement). Up to $10,000 of the loan commitment can be drawn through letters of credit issued by BOA. With respect to outstanding letters of credit, a fee determined by reference to the Applicable Rate plus a fronting fee of 0.125% per annum will be charged on the aggregate stated amount of each outstanding letter of credit. A fee ranging from 0.20% to 0.30% (based upon the Company’s Consolidated Leverage Ratio) is charged on any unused portion of the loan commitment. At June 30, 2007, the Company had outstanding advances of $39,967 at a weighted average interest rate of 6.57%. There were no outstanding advances under the credit agreement at December 31, 2006.
     The credit agreement includes financial covenants and affirmative and negative covenants, including the maintenance of minimum Consolidated Net Worth, a minimum Consolidated Fixed Charge Coverage Ratio of 1.5:1.0 and a maximum Consolidated Leverage Ratio of 2.0:1.0 (each as defined in the credit agreement). The covenants in the credit agreement also restrict, among other things, the Company’s ability to incur liens, make certain investments, incur additional indebtedness, engage in certain fundamental corporate transactions, dispose of property or make certain restricted payments. Pursuant to the terms of the credit agreement, the obligations of the Company may be accelerated upon the occurrence and continuation of an Event of Default. Such events include the following: (i) the failure to make principal, interest or fee payments when due (beyond applicable grace periods); (ii) the failure to observe and perform certain covenants contained in the credit agreement; (iii) any representation or warranty made by the Company in the credit agreement or related documents proves to be incorrect or misleading in any material respect when made or deemed made; and (iv) other customary events of default. The Company was in compliance with all covenants under the credit agreement at June 30, 2007.
     The Company recorded $684 and $140 of interest expense for the three months ended June 30, 2007 and 2006, respectively, related to the amortization of loan costs, unused loan commitment fees and interest on advances. Interest expense for the six months ended June 30, 2007 and 2006 was approximately $963 and $215, respectively.
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
California Unemployment Tax Assessment
     In May of 2007, the Company received a Notice of Assessment from the State of California Employment Development Department (“EDD”) relative to the Company’s practice of reporting payroll for its subsidiaries under multiple employer account numbers. The notice stated that the EDD was collapsing the accounts of the Company’s subsidiaries into one account number for payroll reporting purposes and retroactively reassessed unemployment taxes due at a higher overall rate for the 2004-2006 tax years resulting in an assessment of $4,684. On May 30, 2007, the Company filed a petition with the Office of the Chief Administrative Law Judge for the California Unemployment Insurance Appeals Board asking that the EDD’s assessment be set aside. The petition contends in part that the EDD has exceeded the scope of its authority in issuing the assessment by failing to comply with its own mandatory procedural requirements and that the statute of limitations for issuing the assessments has expired as the Company’s activities within the state were compliant with California statutes and regulations. The Company believes that it has valid defenses regarding the assessments and intends to vigorously protest these claims. However, the Company cannot estimate at this point in time what amount, if any, will ultimately be due with respect to this matter.
9. EQUITY
Share Repurchase Program
     On August 15, 2006, the Company announced that the board of directors authorized the repurchase of up to $75,000 of the Company’s common stock under a new share repurchase program. Share repurchases under the new program may be made through open market purchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate, based on a variety of factors including price, regulatory requirements, overall market conditions and other corporate opportunities. As of March 31, 2007, the Company had purchased 1,650,684 shares of its common stock under this new program at a total cost of $36,527. On April 20, 2007, the Company’s board of directors authorized an increase to this share repurchase program bringing the repurchase amount authorized back up to $75,000. As of June 30, 2007, the Company had purchased 2,466,884 shares of its common stock at a total cost of $52,659. All repurchased shares are included in treasury shares at June 30, 2007.
10. INCOME TAXES
     The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for both federal and state income taxes. For the three months ended June 30, 2007 and 2006, the Company’s effective rate was 31.5% and 11.7%, respectively. The Company’s effective tax rate for the six months ended June 30, 2007 and 2006 was and 34.7% and 25.4%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits. Additionally, in connection with the filing of a change in accounting method with the Internal Revenue Service in the second quarter of 2006, the Company reversed a tax reserve of approximately

$1,973 which favorably impacted the Company’s effective tax rate for the three and six month periods ended June 30, 2006.
     On January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in tax positions. As a result of the implementation of FIN 48, the Company recognized a net increase in its liability for unrecognized tax benefits of $712, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. Following the adoption on January 1, 2007, the Company had $1,095 of unrecognized tax benefits, the recognition of which would affect the Company’s effective tax rate. At June 30, 2007, the Company has $1,268 of unrecognized tax benefits.
     It is reasonably possible that the gross unrecognized tax benefit, including interest, of $1,268 ($1,095 at the adoption date of January 1, 2007) will decrease in its entirety within twelve months. The Company is pursuing a ruling to clarify an uncertain position with respect to state income recognition.
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
     The Company will continue to recognize interest and penalties related to its uncertain tax positions in income tax expense. The Company had $33 of interest and no penalties accrued in the unrecognized tax benefit as of January 1, 2007.
11. EARNINGS PER SHARE (“EPS”)
     The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 is as follows:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2007:

Basic EPS:
Net income	$4,690	23,930,779	$0.20

Effect of dilutive securities:
Options to purchase common stock		580,467
Non-vested stock		12,655

Diluted EPS:
Net income	$4,690	24,523,901	$0.19

     For the three months ended June 30, 2007, 1,009,410 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

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

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Six Months Ended June 30, 2007:

Basic EPS:
Net income	$7,204	24,178,740	$0.30

Effect of dilutive securities:
Options to purchase common stock		585,892
Non-vested stock		15,120

Diluted EPS:
Net income	$7,204	24,779,752	$0.29

     For the six months ended June 30, 2007, 1,004,272 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

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
     The Company focuses on the professional service fees that it earns from its clients as the primary source of its net income and cash flow. When delivering its human resource outsourcing solution to its clients through a co-employment relationship, the Company is also responsible for providing workers’ compensation and unemployment insurance benefits to its clients’ employees as well as health and welfare benefits. In so doing, the Company has an opportunity to generate additional net income and cash flow but does not believe that this should be a significant portion of its long-term overall business profitability.
     While many clients benefit from the added insurance protection offered by the co-employment business model, the demand for the Company’s Gevity Edge full-service HR solution on a stand-alone basis separate from insurance coverage is increasing. In response, the Company has developed a new delivery option that allows it to deliver the Gevity Edge solution detached from insurance coverage and without entering into a co-employment arrangement with the client. Now available as an additional option, Gevity Edgetm Select, the non co-employed version of Gevity Edge, serves the needs of broader markets. The Company’s long-term strategy is to provide clients with two delivery options to receive the Gevity Edge. The first option is the original co-employed offering with participation in Gevity’s master insurance policies. The second option is the non co-employed offering in which clients can choose from a variety of insurance carriers and establish a direct policy either through their own broker or through a licensed Gevity affiliate. With both options, Gevity will deliver the Gevity Edge while establishing and managing its carrier relationships in a way that over time reduces the Company’s exposure to related insurance risk. This transitioned business model creates expanded market potential. It also provides for improved quality and predictability of financial results as earnings from insurance margins are expected to decrease over time.
     In the first quarter of 2007, the Company made further progress toward the development of its non co-employment delivery option with the purchase of HRAmerica, Inc. (“HRA”) on February 16, 2007. The Company acquired certain assets, including the client portfolio, of HRA, a human resource outsourcing firm that offers fundamental employee administration solutions including payroll processing to approximately 145 clients (as measured by Federal Employer Identification Number) with approximately 16,000 client employees. Approximately 14,700 non co-employed client employees were acquired as of the date of the acquisition and approximately 1,300 co-employed client employees were acquired with an effective date of April 1, 2007. The acquisition provided the Company with technology for the enhancement of its non-coemployment model, Gevity Edge Select. In addition to the purchase of HRA, contracts with national providers for benefits administration and insurance distribution have been signed in support of Gevity Edge Select.
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
     The following table provides information that the Company utilizes when assessing the financial performance of its business, the fluctuations of which are discussed under the “Results of Operations”:

	Three Months Ended June 30,
	2007	2006	% Change
Statistical data:
Client employees at period end	141,017	138,022	2.2%
Clients at period end (1)	7,404	8,018	(7.7)%
Average number of client employees/clients at period end	19.05	17.21	10.7%
Average number of client employees paid by month (2)	133,292	128,338	3.9%
Annualized average wage per average number of client employees paid by month (3)	$43,408	$39,790	9.1%
Annualized professional service fees per average number of client employees paid by month (3)	$1,111	$1,311	(15.3)%
Annualized gross profit per average number of client employees paid by month (3)	$1,427	$1,505	(5.2)%
Annualized operating income per average number of client employees paid by month (3)	$219	$243	(9.9)%
Annualized adjusted operating income per average number of client employees paid by month (3) (4)	$219	$388	(43.6)%

	Six Months Ended June 30,
	2007	2006	% Change
Statistical data:
Client employees at period end	141,017	138,022	2.2%
Clients at period end (1)	7,404	8,018	(7.7)%
Average number of client employees/clients at period end	19.05	17.21	10.7%
Average number of client employees paid by month (2)	128,597	127,947	0.5%
Annualized average wage per average number of client employees paid by month (3)	$43,466	$39,800	9.2%
Annualized professional service fees per average number of client employees paid by month (3)	$1,149	$1,265	(9.2)%
Annualized gross profit per average number of client employees paid by month (3)	$1,446	$1,530	(5.5)%
Annualized operating income per average number of client employees paid by month (3)	$181	$318	(43.1)%
Annualized adjusted operating income per average number of client employees paid by month (3) (4)	$181	$391	(53.7)%

(1)	Clients measured by individual client Federal Employer Identification Number (“FEIN”).

(2)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(3)	Annualized statistical information is based upon actual period-to-date amounts, which have been annualized (divided by three or six and multiplied by twelve) and then divided by the average number of client employees paid by month.

(4)	For purposes of calculating this statistic, operating income for the three and six months ended June 30, 2006, has been adjusted to exclude the effect of a $4.7 million loss related to a reinsurance contract as a result of the liquidation proceedings that were commenced against the Company’s reinsurer for its workers’ compensation program and related termination of the reinsurance contract. See “Use of Non-GAAP Financial Measures.”
     The Company believes that the primary challenges to its ability to increase the overall number of client employees serviced include the following:
•	the amount of time required for sales personnel to begin to acquire new client employees may be longer than anticipated;

•	the current client employee retention levels may decrease if clients decide to use alternative providers to service their HR outsourcing needs;

•	other HR outsourcing client employee portfolios or service providers may not be available for acquisition due to price or quality;

•	the Company (under its co-employed service option) may not be able to continue to provide insurance-related products of a quality to acquire new client employees and to retain current client employees; and

•	the time to achieve acceptance by prospective clients of the Company’s Gevity Edge Select option may be longer than anticipated.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenue
     The following table presents certain information related to the Company’s revenues for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,	June 30,	%
	2007	2006	Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$37,031	$42,058	(12.0)%
Employee health and welfare benefits	87,340	88,037	(0.8)%
Workers’ compensation	21,312	25,855	(17.6)%
State unemployment taxes and other	4,725	5,258	(10.1)%

Total revenues	$150,408	$161,208	(6.7)%

Statistical data:
Gross salaries and wages (in thousands)	$1,446,481	$1,276,627	13.3%
Average number of client employees paid by month (1)	133,292	128,338	3.9%
Annualized average wage per average client employees paid by month (2)	$43,408	$39,790	9.1%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (3)	$1.96	$2.27	(13.7)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (3), (4)	$2.17	$2.74	(20.8)%
Annualized professional service fees per average number of client employees paid by month (2)	$1,111	$1,311	(15.3)%
Client employee health benefits participation	33%	38%	(13.2)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Annualized statistical information is based upon actual quarter-to-date amounts, which have been annualized (divided by three and multiplied by twelve), and then divided by the average number of client employees paid by month.

(3)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(4)	Manual premium rate data are derived from tables of member insurance companies of American International Group, Inc. (“AIG”) in effect for 2007 and 2006, respectively.
     For the three months ended June 30, 2007, total revenues were $150.4 million compared to $161.2 million for the three months ended June 30, 2006, representing a decrease of $10.8 million or 6.7%. This decrease was primarily a result of the reduction in professional service fees and workers’ compensation revenue as described below.
     As of June 30, 2007, the Company served approximately 7,400 clients, as measured by each client’s FEIN, with over 141,000 active client employees. This compares to approximately 8,000 clients, as measured by each client’s FEIN, with over 138,000 active client employees at June 30, 2006. The average number of client employees paid by month was 133,292 for the second quarter of 2007 compared to 128,338 for the second quarter of 2006. The June 30, 2007 client and employee counts were favorably impacted by the HRA acquisition. At June 30, 2007, approximately 134 clients and 16,800 client employees were attributable to HRA. For the quarter ended June 30, 2007, approximately 17,100 of the average number of employees paid by month were attributable to HRA. Excluding the impact of the HRA acquisition, client and client employee counts declined when compared to the quarter ended June 30, 2006. This decline is attributable to the departure of legacy clients during the fourth quarter of 2006 (and to a lesser extent in the first two quarters of 2007) primarily as a result of the Company’s 2006 initiative to bring healthcare premiums up to retail rates. The Company believes that the clients that left were generally comprised of clients whose primary objective was to seek relief from healthcare premiums under the traditional professional employer organization business model. The Company expects to grow its client employee base during the remainder of 2007.
     The annualized average wage of paid client employees for the three months ended June 30, 2007 increased 9.1% to $43,408 from $39,790 for the three months ended June 30, 2006. This increase is due, in part, to the HRA acquisition, to raises received by existing client employees and is also consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.
     Revenues from professional service fees decreased to $37.0 million for the three months ended June 30, 2007, from $42.1 million for the three months ended June 30, 2006, representing a decrease of $5.0 million or 12.0%. The decrease was primarily due to the overall decrease in the average number of client employees paid (excluding the impact of the HRA acquisition). The addition of the HRA clients did not significantly impact professional service fees earned during the second quarter of 2007 as HRA clients acquired have a lower average professional service fee for a basic level of service. Accordingly, the decrease in annualized professional service fees per average number of client employees paid by month of 15.3%, from $1,311 for the three months ended June 30, 2006 to $1,111 for the three months ended June 30, 2007 was primarily attributable to the HRA acquisition. Excluding the impact of the HRA acquisition in the second quarter of 2007, annualized professional service fees decreased approximately 4.5% to $1,252 primarily as a result of an accumulation of pricing concessions taken since the third quarter of 2006, a by-product of the adjustments made to bring healthcare premiums to retail rates.
     Revenues for providing health and welfare benefits for the three months ended June 30, 2007 were $87.3 million as compared to $88.0 million for the three months ended June 30, 2006, representing a decrease of $0.7 million or 0.8%. Health and welfare benefit plan revenues decreased due to the decrease in the number of participants in the Company’s health and welfare benefit plans of approximately 9% and were partially offset by the increase in health insurance premiums as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases. Client’s acquired in the HRA acquisition are not covered under the Company’s health and welfare benefit plans and therefore do not contribute to the Company’s health and welfare benefit revenues.
     Revenues for providing workers’ compensation insurance coverage decreased to $21.3 million for the three months ended June 30, 2007, from $25.9 million for the three months ended June 30, 2006, representing a decrease of $4.5 million or 17.6%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the three months ended June 30, 2007, were 1.96% as compared to 2.27% for the same period in 2006, representing a decrease of 13.7%. Workers’ compensation charges decreased in the second quarter of 2007 primarily due to a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in January 2007 and a decrease in the number of clients that participate in the Company’s workers’ compensation program. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 20.8% during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates primarily reflects the reduction in the Florida manual premium rates. Client’s acquired in the HRA acquisition are not covered under the Company’s workers’ compensation plans and do not significantly contribute to the Company’s worker’s compensation revenues.
     Revenues from state unemployment taxes and other revenues decreased to $4.7 million for the three months ended June 30, 2007 from $5.3 million for the three months ended June 30, 2006, representing an decrease of $0.5 million or 10.1%. The decrease was primarily due to the net effect of a decrease in co-employment wages that provide unemployment tax revenue to the Company and was partially offset by increases in the state unemployment tax rates that were passed along to clients. Client’s acquired in the HRA acquisition are primarily non co-employed clients that do not provide state unemployment tax revenue to the Company.
Cost of Services
     The following table presents certain information related to the Company’s cost of services for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,	June 30,	%
	2007	2006	Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$87,340	$88,046	(0.8)%
Workers’ compensation	8,904	18,533	(52.0)%
State unemployment taxes and other	6,613	6,331	4.5%

Total cost of services	$102,857	$112,910	(8.9)%

Statistical data:
Gross salaries and wages (in thousands)	$1,446,481	$1,276,627	13.3%
Average number of client employees paid by month (1)	133,292	128,338	3.9%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$0.82	$1.63	(49.7)%
Number of workers’ compensation claims (3)	1,241	1,593	(22.1)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	1.14x	1.40x	(18.6)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective period and does not include claims with respect to a specific policy year that are reported subsequent to the end of such period.
     Cost of services, which includes the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $102.9 million for the three months ended June 30, 2007, compared to $112.9 million for the three months ended June 30, 2006, representing a decrease of $10.1 million, or 8.9%. This decrease was primarily due to the reduction in workers’ compensation expense as described below.
     The cost of providing health and welfare benefits to clients’ employees for the three months ended June 30, 2007 was $87.3 million as compared to $88.0 million for the three months ended June 30, 2006, representing a decrease of $0.7 million or 0.8%. This decrease was primarily attributable to the decrease in the number of client employees participating in the health and welfare benefit plans and was partially offset by higher cost of health benefits. Client’s acquired in the HRA acquisition are not covered under the Company’s health and welfare benefit plans and therefore do not impact the Company’s health and welfare benefit costs.
     Workers’ compensation costs were $8.9 million for the three months ended June 30, 2007, as compared to $18.5 million for the three months ended June 30, 2006, representing a decrease of $9.6 million or 52.0%. Workers’ compensation costs decreased in the second quarter of 2007 due to: (a) the reduction in the prior years’ workers’ compensation loss estimates of approximately $6.8 million as a result of continued favorable claims development, and (b) the reduction in 2007 program year costs as a result of a decrease in premium costs and favorable claims experience through the second quarter of 2007. During the three months ended June 30, 2006, the Company recorded a net reduction in prior year’ workers’ compensation loss estimates of $1.0 million due to favorable claims development and a reduction in workers’ compensation expense of $1.4 million as a result of the completion of a premium expense audit. Client’s acquired in the HRA acquisition are not covered under the Company’s workers’ compensation plans and therefore do not impact the Company’s worker’s compensation costs.
     State unemployment taxes and other costs were $6.6 million for the three months ended June 30, 2007, compared to $6.3 million for the three months ended June 30, 2006, representing an increase of $0.3 million or 4.5%. The decrease in the Company’s client employees and related taxable wages (excluding the impact of the HRA acquisition) were substantially offset by an increase in state unemployment tax rates beginning January 1, 2007, as well as an increase in costs associated with expanded client service offerings. Client’s acquired in the HRA acquisition are primarily non co-employed clients that do not impact the Company’s state unemployment tax expense.
Operating Expenses
     The following table presents certain information related to the Company’s operating expenses for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,	June 30,
	2007	2006	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$20,391	$19,507	4.5%
Other general and administrative	15,657	12,801	22.3%
Reinsurance contract loss	—	4,650	n/a
Depreciation and amortization	4,201	3,536	18.8%

Total operating expenses	$40,249	$40,494	(0.6)%

Statistical data:
Internal employees at quarter end	980	1,016	(3.5)%
     Total operating expenses were $40.2 million for the three months ended June 30, 2007 as compared to $40.5 million for the three months ended June 30, 2006, representing a decrease of $0.2 million or 0.6%.
     Salaries, wages and commissions were $20.4 million for the three months ended June 30, 2007 as compared to $19.5 million for the three months ended June 30, 2006, representing an increase of $0.9 million or 4.5%. The increase is primarily a result of an overall increase in base wages associated with annual merit increases, which exceeded the impact on salaries and wages of the reduction in internal employees.
     Other general and administrative expenses were $15.7 million for the three months ended June 30, 2007 as compared to $12.8 million for the three months ended June 30, 2006, representing an increase of $2.9 million or 22.3%. This increase is primarily a result of costs associated with investments in marketing and information technology which are expected to benefit operations for the remainder of 2007 and beyond, relating to improvements in service delivery and sales including costs associated with the launch and development of Gevity Edge Select and the integration of HRA.
     During the second quarter of 2006, the Company recorded a $4.7 million loss on a reinsurance contract related to its workers’ compensation program. The Company determined that, as a result of the liquidation proceeding related to the Bermuda reinsurance company responsible for covering the layer of its workers’ compensation claims between $0.5 million and $2.0 million per occurrence and the related termination of its reinsurance contract, a loss should be recorded as of June 30, 2006, which represented the entire premium paid for coverage in 2006. In light of the liquidation proceeding, the Company secured comparable coverage for the layer of claims between $0.5 million and $2.0 million from AIG retroactively effective to January 1, 2006. The cost of the replacement coverage related to the first six months of 2006 (approximately $2.5 million), was included in cost of services for the three and six months ended June 30, 2006 and replaced the cost incurred from the original policy.
     Depreciation and amortization expenses were $4.2 million for the three months ended June 30, 2007 compared to $3.5 million for the three months ended June 30, 2006, an increase of 18.8%. The increase is primarily attributable to the amortization of technology assets capitalized during 2007. Also included in the increase was the amortization of the intangible assets related to the HRA acquisition.
Income Taxes
     Income taxes were $2.2 million for the three months ended June 30, 2007 compared to $0.9 million for the three months ended June 30, 2006. The Company’s effective tax rate for the three months ended June 30, 2007 and 2006 was 31.5% and 11.7%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits. In addition, during the three months ended June 30, 2006, the Company’s effective tax rate was favorably impacted as a result of the filing of a change in accounting method with the Internal Revenue Service in the second quarter of 2006 and the related reversal of a tax reserve of approximately $2.0 million.
Net Income and Diluted Earnings Per Share
     As a result of the factors described above, net income decreased 32.1% to $4.7 million for the three months ended June 30, 2007 compared to $6.9 million for the three months ended June 30, 2006. Net income per common share on 24.5 million diluted shares was $0.19 for the three months ended June 30, 2007, compared to net income per common share of $0.26 on 27.1 million diluted shares for the three months ended June 30, 2006.
     Excluding the impact of the $4.7 million loss on the reinsurance contract for the three months ended June 30, 2006 ($2.8 million net of income tax), net income would have decreased 51.7% from $9.7 million to $4.7 million for the three months ended June 30, 2006 and 2007, respectively, and diluted earnings per share would have decreased 47.2% from $0.36 to $0.19, respectively. See “Use of Non-GAAP Financial Measures.”

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Revenue
     The following table presents certain information related to the Company’s revenues for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,	June 30,	%
	2007	2006	Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$73,900	$80,920	(8.7)%
Employee health and welfare benefits	176,092	177,296	(0.7)%
Workers’ compensation	42,512	53,270	(20.2)%
State unemployment taxes and other	19,019	19,411	(2.0)%

Total revenues	$311,523	$330,897	(5.9)%

Statistical data:
Gross salaries and wages (in thousands)	$2,794,777	$2,546,149	9.8%
Average number of client employees paid by month (1)	128,597	127,947	0.5%
Annualized average wage per average client employees paid by month (2)	$43,466	$39,800	9.2%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (3)	$1.95	$2.35	(17.0)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (3), (4)	$2.17	$2.76	(21.4)%
Annualized professional service fees per average number of client employees paid by month (2)	$1,149	$1,265	(9.2)%
Client employee health benefits participation	33%	38%	(13.2)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Annualized statistical information is based upon actual quarter-to-date amounts, which have been annualized (divided by six and multiplied by twelve), and then divided by the average number of client employees paid by month.

(3)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(4)	Manual premium rate data are derived from tables of member insurance companies of American International Group, Inc. (“AIG”) in effect for 2007 and 2006, respectively.
     For the six months ended June 30, 2007, total revenues were $311.5 million compared to $330.9 million for the six months ended June 30, 2006, representing a decrease of $19.4 million or 5.9%. This decrease was primarily a result of the reduction in professional service fees, workers’ compensation revenue and the reduction in health and welfare benefits revenue as described below.
     The average number of client employees paid by month was 128,597 for the six months ended June 30, 2007 compared to 127,947 for the six months ended June 30, 2006. The average number of client employees paid by month for the six months ended June 30, 2007, was favorably impacted by the HRA acquisition. For the six months ended June 30, 2007, approximately 12,400 of the average number of client employees paid by month were attributable to HRA. Excluding the impact of the HRA acquisition, the average number of client employees paid by month declined when compared to the period ended June 30, 2006. This decline is attributable to the departure of legacy clients during the fourth quarter of 2006 (and to a lesser extent in the first two quarters of 2007) primarily as a result of the

Company’s 2006 initiative to bring healthcare premiums up to retail rates and lower than expected production levels during 2007. The Company believes that the clients that left were generally comprised of clients whose primary objective was to seek relief in healthcare premiums under the traditional professional employer organization business model. The Company expects to grow its client employee base during the remainder of 2007.
     The annualized average wage of paid client employees for the six months ended June 30, 2007 increased 9.2% to $43,466 from $39,800 for the six months ended June 30, 2006. This increase is due, in part, to the HRA acquisition, to raises received by existing client employees and is also consistent with the Company’s strategy of focusing on clients that pay higher wages to their employees.
     Revenues from professional service fees decreased to $73.9 million for the six months ended June 30, 2007, from $80.9 million for the six months ended June 30, 2006, representing a decrease of $7.0 million or 8.7%. The decrease was primarily due to the overall decrease in the average number of client employees paid (excluding the impact of the HRA acquisition). The addition of the HRA clients did not significantly impact professional service fees earned during the first six months of 2007 as HRA clients acquired have a lower average professional service fee for a basic level of service. Accordingly, the decrease in annualized professional service fees per average number of client employees paid by month of 9.2%, from $1,265 for the six months ended June 30, 2006 to $1,149 for the six months ended June 30, 2007, was primarily attributable to the HRA acquisition. Excluding the impact of the HRA acquisition in the first six months of 2007, annualized professional service fees decreased approximately 0.7% to $1,256 primarily as a result of an accumulation of pricing concessions taken since the third quarter of 2006, a by-product of the adjustments made to bring healthcare premiums to retail rates.
     Revenues for providing health and welfare benefits for the six months ended June 30, 2007 were $176.1 million as compared to $177.3 million for the six months ended June 30, 2006, representing a decrease of $1.2 million or 0.7%. Health and welfare benefit plan revenues decreased due to the decrease in the average number of participants in the Company’s health and welfare benefit plans of approximately 8.3% and were partially offset by the increase in health insurance premiums as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases. Client’s acquired in the HRA acquisition are not covered under the Company’s health and welfare benefit plans and therefore do not contribute to the Company’s health and welfare benefit revenues.
     Revenues for providing workers’ compensation insurance coverage decreased to $42.5 million for the six months ended June 30, 2007, from $53.3 million for the six months ended June 30, 2006, representing a decrease of $10.8 million or 20.2%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the six months ended June 30, 2007, were 1.95% as compared to 2.35% for the same period in 2006, representing a decrease of 17.0%. Workers’ compensation charges decreased in the first two quarters of 2007 primarily due to a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in January 2007 and a reduction in the number of clients that participate in the Company’s workers’ compensation program. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 21.4% during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Client’s acquired in the HRA acquisition are not covered under the Company’s workers’ compensation plans and do not significantly contribute to the Company’s worker’s compensation revenues.
     Revenues from state unemployment taxes and other revenues decreased to $19.0 million for the six months ended June 30, 2007 from $19.4 million for the six months ended June 30, 2006, representing a decrease of $0.4 million or 2.0%. The decrease was primarily due to the net effect of increases in the state unemployment tax rates that were passed along to clients and more than offset by a decrease in co-employed client employees and related taxable wages. Client’s acquired in the HRA acquisition are primarily non co-employed clients that do not provide state unemployment tax revenue to the Company.

Cost of Services
     The following table presents certain information related to the Company’s cost of services for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,	June 30,	%
	2007	2006	Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$173,491	$174,117	(0.4)%
Workers’ compensation	23,920	37,882	(36.9)%
State unemployment taxes and other	21,167	20,998	0.8%

Total cost of services	$218,578	$232,997	(6.2)%

Statistical data:
Gross salaries and wages (in thousands)	$2,794,777	$2,546,149	9.8%
Average number of client employees paid by month (1)	128,597	127,947	0.5%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$1.10	$1.67	(34.1)%
Number of workers’ compensation claims (3)	2,306	3,008	(23.3)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	1.06x	1.33x	(20.3)%

(1)	The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective period and does not include claims with respect to a specific policy year that are reported subsequent to the end of such period.
     Cost of services, which includes the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $218.6 million for the six months ended June 30, 2007, compared to $233.0 million for the six months ended June 30, 2006, representing a decrease of $14.4 million, or 6.2%. This decrease was primarily due to the reduction in workers’ compensation expense as described below.
     The cost of providing health and welfare benefits to clients’ employees for the six months ended June 30, 2007 was $173.5 million as compared to $174.1 million for the six months ended June 30, 2006, representing a decrease of $0.6 million or 0.4%. This decrease was primarily attributable to a decrease in the number of client employees participating in the health and welfare benefit plans and partially offset by the higher cost of health benefits. In addition, during the six months ended June 30, 2007, the Company recorded a $2.6 million reduction in health benefit costs due to favorable claims development compared to a $3.2 million reduction in health benefit costs recognized during the first two quarters of 2006 related to the finalization of prior year premium recalls and a reduction in the incurred but not reported claim reserves based upon favorable claims experience. Client’s acquired in the HRA acquisition are not covered under the Company’s health and welfare benefit plans and therefore do not impact the Company’s health and welfare benefit costs.
     Workers’ compensation costs were $23.9 million for the six months ended June 30, 2007, as compared to $37.9 million for the six months ended June 30, 2006, representing a decrease of $14.0 million or 36.9%. Workers’ compensation costs decreased in the first six months of 2007 primarily due to the reduction in the prior years’ workers compensation loss estimates of approximately $8.0 million during the first six months of 2007 compared to the reduction in the prior years’ loss estimates of $1.9 million during the first six months of 2006. Workers’ compensation costs also decreased as a result of the overall decline in co-employed client employees (excluding the impact of the HRA acquisition) and the impact that has had on the 2007 program year costs. Client’s acquired in the HRA acquisition are not covered under the Company’s workers’ compensation plans and therefore do not impact the Company’s worker’s compensation costs.
     State unemployment taxes and other costs were $21.2 million for the six months ended June 30, 2007, compared to $21.0 million for the six months ended June 30, 2006, representing an increase of $0.2 million or 0.8%. The decrease in co-employed client employees and related taxable wages were substantially offset by an increase in state unemployment tax rates beginning January 1, 2007, as well as an increase in costs associated with expanded client service offerings. Client’s acquired in the HRA acquisition are primarily non co-employed clients that do not impact the Company’s state unemployment tax expense.
Operating Expenses
     The following table presents certain information related to the Company’s operating expenses for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,	June 30,	%
	2007	2006	Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$42,929	$40,375	6.3%
Other general and administrative	30,450	25,675	18.6%
Reinsurance contract loss	—	4,650	n/a
Depreciation and amortization	7,936	6,833	16.1%

Total operating expenses	$81,315	$77,533	4.9%

Statistical data:
Internal employees at quarter end	980	1,016	(3.5)%
     Total operating expenses were $81.3 million for the six months ended June 30, 2007 as compared to $77.5 million for the six months ended June 30, 2006, representing an increase of $3.8 million or 4.9%.
     Salaries, wages and commissions were $42.9 million for the six months ended June 30, 2007 as compared to $40.4 million for the six months ended June 30, 2006, representing an increase of $2.6 million or 6.3%. The increase is primarily a result of an overall increase in base wages associated with annual merit increases and $1.4 million of severance expense recognized in the first six months of 2007, principally related to the elimination of 40 support positions. These increases exceeded the impact on salaries and wages of the reduction in internal employees.
     Other general and administrative expenses were $30.5 million for the six months ended June 30, 2007 as compared to $25.7 million for the six months ended June 30, 2006, representing an increase of $4.8 million or 18.6%. This increase is primarily a result of costs associated with investments in marketing and information technology which are expected to benefit operations for the remainder of 2007 and beyond, relating to improvements in service delivery and sales including costs associated with the launch and development of Gevity Edge Select and the integration of HRA.
     During the second quarter of 2006, the Company recorded a $4.7 million loss on a reinsurance contract related to its workers’ compensation program. The Company determined that, as a result of the liquidation proceeding related to the Bermuda reinsurance company responsible for covering the layer of its workers’ compensation claims between $0.5 million and $2.0 million per occurrence and the related termination of its reinsurance contract, a loss should be recorded as of June 30, 2006, which represented the entire premium paid for coverage in 2006. In light of the liquidation proceeding, the Company secured comparable coverage for the layer of claims between $0.5 million and $2.0 million from AIG retroactively effective to January 1, 2006. The cost of the replacement coverage related to the first six months of 2006 (approximately $2.5 million), was included in cost of services for the three and six months ended June 30, 2006 and replaced the cost incurred from the original policy.
     Depreciation and amortization expenses were $7.9 million for the six months ended June 30, 2007 compared to $6.8 million for the six months ended June 30, 2006, an increase of 16.1%. The increase is primarily attributable to the amortization of technology assets capitalized during the first six months of 2007. Also included in the increase was the amortization of the intangible assets related to the HRA acquisition.
Income Taxes
     Income taxes were $3.8 million for the six months ended June 30, 2007 compared to $5.1 million for the six months ended June 30, 2006. The decrease is primarily due to a reduction in taxable income for the first half of 2007 compared to the first half of 2006. The Company’s effective tax rate for the six months ended June 30, 2007 and 2006 was 34.7% and 25.4%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits. In addition, during the six months ended June 30, 2006, the Company’s effective tax rate was favorably impacted as a result of the filing of a change in accounting method with the Internal Revenue Service in the second quarter of 2006 and the related reversal of a tax reserve of approximately $2.0 million.
Net Income and Diluted Earnings Per Share
     As a result of the factors described above, net income decreased 52.3% to $7.2 million for the six months ended June 30, 2007 compared to $15.1 million for the six months ended June 30, 2006. Net income per common share on 24.8 million diluted shares was $0.29 for the six months ended June 30, 2007, compared to net income per common share of $0.56 on 27.1 million diluted shares for the six months ended June 30, 2006.
     Excluding the impact of the $4.7 million loss on the reinsurance contract for the six months ended June 30, 2006 ($2.8 million net of income tax), net income would have decreased 59.8% from $17.9 million to $7.2 million for the six months ended June 30, 2006 and 2007, respectively, and diluted earnings per share would have decreased 56.1% from $0.66 to $0.29, respectively. See “Use of Non-GAAP Financial Measures.”
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
     The Company currently believes that its current cash balances, cash flow from operations and the existing credit facility will be sufficient to meet its operational requirements for the next 12 months, excluding cash required for acquisitions, if any. The Company has an available unsecured credit facility for $100.0 million with Bank of America, N.A. of which $40.0 million was outstanding as of June 30, 2007. See Note 7 to the condensed consolidated financial statements contained in this report for additional information regarding the Company’s credit facility.

     The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees and the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee, which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; (iv) workers’ compensation insurance charges (if applicable); and (v) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on coverage levels elected by the client and the client employees. Included in the Company’s billings during the first six months of 2007 were salaries, wages and payroll taxes of client employees of $3.0 billion. The billings to clients are managed from a cash flow perspective so that a matching generally exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of each of the Company’s professional services agreements, the Company is obligated to make certain wage, tax and regulatory payments even if the related payments are not made by its clients. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client and generally, the Company has the right to immediately terminate the client relationship for non-payment. To the extent this objective is not achieved, short-term cash requirements can be significant. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.
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
     At June 30, 2007, the Company had $21.1 million in total cash and cash equivalents and restricted marketable securities, of which $11.2 million was unrestricted. At June 30, 2007, the Company had pledged $8.4 million of restricted marketable securities in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans and had $1.4 million held in escrow in connection with various purchase price contingencies related to the HRA acquisition as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Short-term marketable securities — restricted:
General insurance collateral obligations — AIG	$4,589	$4,478
HRA escrow	1,400	—

Total short-term marketable securities — restricted	5,989	4,478

Long-term marketable securities restricted:
Workers’ compensation collateral — AIG	3,839	3,747

Total long-term marketable securities — restricted	3,839	3,747

Total restricted assets	$9,828	$8,225

     The Company’s obligation to Blue Cross/Blue Shield of Florida (“BCBSFL”), under its current contract, may require an irrevocable letter of credit (“LOC”) in favor of BCBSFL if a coverage ratio, as set forth in the BCBSFL agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirements, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $9.2 million during the last twelve months). As of June 30, 2007, the minimum coverage ratio was met and no LOC was required. The Company was not required to collateralize the Aetna program for 2007.

     The Company does not anticipate any additional collateral obligations to be required in 2007 for its workers’ compensation arrangements.
     As of June 30, 2007, the Company has recorded a $138.6 million receivable from AIG representing workers’ compensation premium payments made to AIG related to program years 2000 through 2007 in excess of the present value of the estimated claims liability. This receivable represents a significant concentration of credit risk for the Company.
     Cash Flows from Operating Activities
     At June 30, 2007, the Company had a net working capital deficit of $15.4 million, including restricted funds classified as short-term of $6.0 million, compared to a net working capital deficit of $10.7 million as of December 31, 2006, including $4.5 million of restricted funds classified as short-term. The decrease in working capital during the first six months of 2007 was primarily due to the reduction in cash related to timing differences, the acquisition of HRA and stock repurchases under the Company’s repurchase program.
     Net cash used in operating activities was $23.8 million for the six months ended June 30, 2007 as compared to net cash used in operating activities of $7.0 million for the six months ended June 30, 2006, representing an increase in net cash used in operating activities of $16.8 million. Cash flows from operating activities are significantly impacted by the timing of client payrolls, the day of the week on which a fiscal period ends and the existence of holidays at or immediately following a period end. The overall increase in cash used in operating activities was primarily due to net timing differences as well as the overall reduction in net income.
     If current workers’ compensation trends continue, the Company expects to receive approximately $30.3 million from AIG during the third quarter of 2007 as a net return of premiums in connection with the true-ups related to the 2000-2006 program years. Additional releases of premiums by AIG are also anticipated in future years if such trends continue. The Company believes that it has provided AIG a sufficient amount of cash to cover its short-term and long-term workers compensation obligations related to open policy years.
     Cash Flow from Investing Activities
     Cash used in investing activities for the six months ended June 30, 2007 of $15.0 million, includes approximately $10.9 million related to the February 16, 2007 acquisition of HRA ($9.5 million of cash and related acquisition costs and $1.4 million included in marketable securities purchases for purchase price contingencies held in an escrow account). In addition the Company spent approximately $3.9 million for capital expenditures primarily for technology-related items including approximately $1.7 million of capital expenditures made by the Company in 2006 and paid for in 2007. Cash used in investing activities for the six months ended June 30, 2006 of $9.4 million primarily related to capital expenditures. The Company plans to spend approximately $12.0 million on capital expenditures (primarily technology related) during 2007, including the $3.9 million spent through June 30, 2007. Capital expenditures are expected to be funded through operations, leasing arrangements or from the Company’s revolving credit facility.
     Cash Flow from Financing Activities
     Cash provided by financing activities for the six months ended June 30, 2007 of $13.8 million was a result of $40.0 million of net borrowings under the revolving credit facility; $0.8 million received upon the exercise of 67,992 stock options and the purchase of 11,293 shares of common stock under the Company’s employee stock purchase plan; and $0.3 million related to excess tax benefits received by the Company for its share-based arrangements. These amounts were partially offset by the use of $22.8 million to repurchase 1,123,121 shares of the Company’s common stock under its stock repurchase programs (see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a discussion of the current stock repurchase program) and $4.4 million of cash dividends paid.

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
California Unemployment Tax Assessment
In May of 2007, the Company received a Notice of Assessment from the State of California Employment Development Department (“EDD”) relative to the Company’s practice of reporting payroll for its subsidiaries under multiple employer account numbers. The notice stated that the EDD was collapsing the accounts of the Company’s subsidiaries into one account number for payroll reporting purposes and retroactively reassessed unemployment taxes due at a higher overall rate for the 2004-2006 tax years resulting in an assessment of $4.7 million. On May 30, 2007, the Company filed a petition with the Office of the Chief Administrative Law Judge for the California Unemployment Insurance Appeals Board asking that the EDD’s assessment be set aside. The petition contends in part that the state has exceeded the scope of its authority in issuing the assessment by failing to comply with its own mandatory procedural requirements and that the statute of limitations for issuing the assessments has expired as the Company’s activities within the state were compliant with California statutes and regulations. The Company believes that it has valid defenses regarding the assessments and intends to vigorously protest these claims. However, the Company cannot estimate at this point in time what amount, if any, will ultimately be due with respect to this matter.
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
     Forward-looking statements speak only as of the date on which they are made and you should not place undue reliance on any forward-looking statement. Except as required by law, the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors. Further, management cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Use of Non-GAAP Financial Measures
     The non-GAAP data contained in this Quarterly Report on Form 10-Q presents net income, earnings per share and statistical information based upon operating income for the three and six months ended June 30, 2006 that is adjusted for the impact of the reinsurance contract loss. The Company has included non-GAAP financial information for the three and six month periods ended June 30, 2006 because it believes generally that such information provides management and investors a more complete and transparent understanding of the Company’s results and trends and allows management and investors to compare the actual GAAP results for the three and six months ended June 30, 2007 and 2006 on a consistent basis. In addition, management uses the non-GAAP financial information for forecasting, budgeting and other analytical purposes.
     The three and six months ended June 30, 2006 is adjusted to exclude the impact of the loss on the reinsurance contract previously described as the Company believes that this was a one-time loss due to the unusual nature of the liquidation proceedings pertaining to the Bermuda reinsurer.

The reconciliation of the GAAP to non-GAAP disclosures is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Operating income — GAAP	$7,302	$7,804	$11,630	$20,367
Reinsurance contract loss	—	4,650	—	4,650

Operating income — non-GAAP	$7,302	$12,454	$11,630	$25,017

Net income — GAAP	$4,690	$6,904	$7,204	$15,098
Reinsurance contract loss	—	2,813	—	2,813

Net income — non-GAAP	$4,690	$9,717	$7,204	$17,911

Net income per common share — diluted — GAAP	$0.19	$0.26	$0.29	$0.56
Reinsurance contract loss	—	0.10	—	0.10

Net income per common share — diluted — Non-GAAP	$0.19	$0.36	$0.29	$0.66

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
ITEM 1A. Risk Factors
     There have been no material changes from the information previously provided under “Item 1A. Risk Factors,” in the Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” included in “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about Company purchases during the three months ended June 30, 2007, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

			Total Number of
			Shares Purchased	Approximate Dollar
	Total		as Part of	Value of Shares That
	Number of		Publicly	May Yet Be Purchased
	Shares	Average Price	Announced	Under the Program
Period	Purchased (1)	Paid per Share	Program (1)	($000’s) (1), (2)
4/01/2007 — 4/30/2007	—	—	—	$75,000
5/01/2007 — 5/31/2007	816,200	$19.74	816,200	$58,868
6/01/2007 — 6/30/2007	—	—	—	$58,868

Total	816,200	$19.74	816,200

(1)	On August 15, 2006, the Company announced that the board of directors had authorized the purchase of up to $75.0 million of the Company’s common stock under a new share repurchase program. Share repurchases under the new program are to be made through open market repurchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate based upon a variety of factors including price, regulatory requirements, market conditions and other corporate opportunities.

(2)	On April 20, 2007, the Company’s board of directors authorized an increase to its current share repurchase program of approximately $36.5 million, which brings the current repurchase amount authorized back up to $75.0 million.
ITEM 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders of the Company was held on May 16, 2007. Holders of 21,963,251 shares of common stock were present in person or by proxy at the meeting. At the meeting, the Company’s shareholders elected a board of directors to serve until the next annual meeting of shareholders or until their respective successors are duly elected or appointed. The votes of the shareholders were as follows:

	For	Withheld
Erik Vonk	21,579,535	383,716
George B. Beitzel	21,051,781	911,470
Darcy E. Bradbury	21,301,520	661,731
Paul R. Daoust	21,898,994	64,257
Jonathan H. Kagan	21,160,918	802,333
David S. Katz	21,894,794	68,457
Michael J. Lavington	21,898,423	64,828
Jeffrey A. Sonnenfeld	21,892,125	71,126
Daniel J. Sullivan	21,925,534	37,717

ITEM 6. Exhibits

3.1	Third Articles of Amendment and Restatement of the Articles of Incorporation, as filed with the Secretary of State of the State of Florida on August 12, 2004 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws, dated February 16, 2005 (filed as Exhibit 3.01 to the Company’s Current Report on Form 8-K filed February 22, 2005 and incorporated herein by reference).

10.1	UnitedHealthcare Group Benefits Agreement effective as of June 1, 2006 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*

10.2	First Amendment to the Amended and Restated Credit Agreement with Bank of America, N.A. dated May 7, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 10, 2007 and incorporated herein by reference).

10.3	Second Amendment to the Amended and Restated Credit Agreement with Bank of America, N.A. dated June 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2007 and incorporated herein by reference).

10.4	Letter Agreement dated June 28, 2007 between the Company and ValueAct Capital Management, L.P. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 29, 2007 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.
Dated: August 9, 2007	/s/ GARRY J. WELSH
Garry J. Welsh
Chief Financial Officer (Principal Financial and Accounting Officer)