Form 10-Q
period 2007-09-30
GEVITY HR INC
filed 2007-11-09
CIK 1035185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of October 31, 2007
Par value $0.01 per share	23,294,373

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in $000’s, except share and per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$146,508	$160,615	$458,031	$491,512

Cost of services (exclusive of depreciation and amortization shown below)	101,443	110,012	320,021	343,009

Gross profit	45,065	50,603	138,010	148,503

Operating expenses:

Salaries, wages and commissions	21,566	20,956	64,495	61,331

Other general and administrative	15,028	13,959	45,478	39,634

Reinsurance contract (gain) loss	—	(3,000)	—	1,650

Depreciation and amortization	4,165	3,573	12,101	10,406
Total operating expenses	40,759	35,488	122,074	113,021

Operating income	4,306	15,115	15,936	35,482

Interest income	375	361	791	797

Interest expense	(1,164)	(137)	(2,160)	(563)

Other income (expense), net	3	—	(20)	(148)

Income before income taxes	3,520	15,339	14,547	35,568

Income tax provision	1,066	5,782	4,889	10,913

Net income	$2,454	$9,557	$9,658	$24,655

Net income per common share:
- Basic	$0.11	$0.36	$0.40	$0.94
- Diluted	$0.10	$0.35	$0.40	$0.91

Weighted average common shares outstanding:
- Basic	23,235,677	26,239,342	23,860,934	26,248,449
- Diluted	23,769,362	26,967,949	24,449,770	27,100,497

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in $000’s, except share and per share data)

	September 30, 2007	December 31, 2006

ASSETS

Current assets:

Cash and cash equivalents	$14,565	$36,291

Marketable securities – restricted	6,046	4,478

Accounts receivable, net	121,150	126,936

Short-term workers’ compensation receivable, net	13,581	35,354

Other current assets	10,396	15,927
Total current assets	165,738	218,986

Property and equipment, net	24,159	23,847

Long-term marketable securities – restricted	3,887	3,747

Long-term workers’ compensation receivable, net	95,848	85,872

Intangible assets, net	15,640	20,856

Goodwill	14,658	8,692

Deferred tax asset, net	13,659	11,938

Other assets	1,291	622
Total assets	$334,880	$374,560

See notes to condensed consolidated financial statements.

	September 30, 2007	December 31, 2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accrued payroll and payroll taxes	$127,420	$163,410

Accrued insurance premiums and health reserves	12,126	17,287

Customer deposits and prepayments	24,113	11,893

Accounts payable and other accrued liabilities	9,348	10,243

Deferred tax liability, net	17,231	24,583

Dividends payable	2,096	2,223
Total current liabilities	192,334	229,639

Revolving credit facility	20,467	—

Other long-term liabilities	4,722	2,869
Total liabilities	217,523	232,508

Commitments and contingencies (see notes)

Shareholders’ equity:

Common stock, $.01 par value, 100,000,000 shares authorized, 23,370,261 and 31,962,314 issued as of September 30, 2007 and December 31, 2006, respectively	234	320

Additional paid-in capital	31,512	177,949

Retained earnings	86,657	84,110

Treasury stock (84,320 and 7,260,175 shares at cost, respectively)	(1,046)	(120,327)
Total shareholders’ equity	117,357	142,052

Total liabilities and shareholders’ equity	$334,880	$374,560

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in $000’s)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,658	$24,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,101	10,406
Deferred tax (benefit) provision, net	(9,073)	841
Stock compensation	1,918	3,022
Excess tax benefits from share-based arrangements	(313)	(4,199)
Provision for bad debts	1,262	381
Other	23	187
Changes in operating working capital:
Accounts receivable, net	4,524	(6,737)
Other current assets	6,119	4,958
Workers’ compensation receivable, net	11,797	23,794
Other assets	(288)	(34)
Accrued insurance premiums and health reserves	(5,161)	(5,933)
Accrued payroll and payroll taxes	(36,134)	(17,640)
Accounts payable and other accrued liabilities	421	1,203
Customer deposits and prepayments	12,220	2,724
Other long-term liabilities	621	(71)
Net cash provided by operating activities	9,695	37,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(1,708)	(262)
Maturity of certificate of deposit	—	34
Capital expenditures	(5,156)	(13,410)
Business acquisition	(9,495)	—
Net cash used in investing activities	(16,359)	(13,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	20,467	—
Proceeds from exercise of stock options	974	6,615
Excess tax benefits from share-based arrangements	313	4,199
Dividends paid	(6,526)	(6,591)
Purchase of treasury stock	(30,290)	(25,716)
Net cash used in financing activities	(15,062)	(21,493)
Net (decrease) increase in cash and cash equivalents	(21,726)	2,426
Cash and cash equivalents - beginning of period	36,291	52,525
Cash and cash equivalents - end of period	$14,565	$54,951

Supplemental disclosure of cash flow information:
Income taxes paid	$5,883	$6,734
Interest paid	$2,116	$552

Supplemental disclosure of non-cash transactions:

Capital expenditures for the nine months ended September 30, 2007 exclude approximately $387 of capital items purchased by the Company in the third quarter of 2007 and not paid for until the fourth quarter of 2007.

Capital expenditures for the nine months ended September 30, 2006 exclude approximately $568 of capital items purchased by the Company in the third quarter of 2006 and not paid for until the fourth quarter of 2006.

The purchase of treasury shares for the nine months ended September 30, 2006 excludes approximately $4,707 of third quarter 2006 common stock purchases that were paid for in the fourth quarter of 2006.

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in $000’s, except share and per share data)

1.                                      GENERAL

The accompanying unaudited condensed consolidated financial statements of Gevity HR, Inc. and subsidiaries (collectively, the “Company” or “Gevity”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”), as filed with the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

The Company’s significant accounting policies are disclosed in Note 1 of the Company’s consolidated financial statements contained in the Form 10-K. The Company’s critical accounting estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K. On an ongoing basis, the Company evaluates its policies, estimates and assumptions, including those related to revenue recognition, workers’ compensation receivable/reserves, intangible assets, medical benefit plan liabilities, state unemployment taxes, allowance for doubtful accounts, and deferred taxes. During the first nine months of 2007, there have been no material changes to the Company’s significant accounting policies and critical accounting estimates except as described below.

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

2.                                      MARKETABLE SECURITIES - RESTRICTED

At September 30, 2007 and December 31, 2006, the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale.

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

For the three and nine months ended September 30, 2007 and 2006, there were no realized gains or losses from the sale of marketable securities. As of September 30, 2007 and December 31, 2006, there were no unrealized gains or losses on marketable securities.

3.                                      ACCOUNTS RECEIVABLE

At September 30, 2007 and December 31, 2006, accounts receivable from clients consisted of the following:

	September 30, 2007	December 31, 2006
Billed to clients	$8,165	$10,622
Unbilled revenues	114,084	116,937
	122,249	127,559
Less: Allowance for doubtful accounts	(1,099)	(623)
Total	$121,150	$126,936

The Company establishes an allowance for doubtful accounts based upon management’s assessment of the collectibility of specific accounts and other potentially uncollectible amounts. The Company reviews its allowance for doubtful accounts on a quarterly basis. During the quarter ended September 30, 2007, the Company increased its allowance for doubtful accounts by $470 as a result of the termination of a large client in the mortgage industry.

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

The Company reviews its estimated cost of claims in the deductible layer on a quarterly basis. The determination of the estimated cost of claims is based upon a number of factors, including but not limited to: actuarial calculations, current and historical loss trends, the number of open claims, developments relating to the actual claims incurred, and the impact of acquisitions, if any. The Company uses a certain amount of judgment in this estimation process. During the three months ended September 30, 2007 and 2006, the Company revised its ultimate loss estimates for prior open policy years, which resulted in a net reduction of workers’ compensation expense of approximately $4,063 and $660, respectively. During the nine months ended September 30, 2007 and 2006, the Company revised its ultimate loss estimates for prior open policy years, which resulted in a net reduction of workers’ compensation expense of approximately $12,106 and $2,542, respectively. These revisions were based upon continued favorable claims development that occurred during the periods. Also, during the three months ended September 30, 2007 and 2006, the Company received from AIG the premium expense audits for administrative costs of the prior policy years, which resulted in a reduction of workers’ compensation expense by approximately $955 and $1,378, respectively.

The balance in the loss fund collateral account (including accrued interest) in excess of the net present value of the Company’s liability to AIG with respect to claims payable within the deductible layer is recorded as a workers’ compensation receivable. Returns to the Company of amounts held in the loss fund collateral account are recorded as reductions to the workers’ compensation receivable, net. During the first quarter of 2007, AIG released approximately $5,000 of cash from the 2003 loss fund collateral account in advance of the annual loss provision adjustment. During the third quarter of 2007 the Company received from AIG approximately $40,945, net, relating to the annual loss fund collateral true-up and the finalization of outstanding prior year premium expense audits.

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

At September 30, 2007 and December 31, 2006, the weighted average discount rate used to calculate the net present value of the claim liability was 4.19% and 3.70% respectively. Premium payments made to AIG related to program years 2000 through 2007 are in excess of the net present value of the estimated claim liabilities. This has resulted in a workers’ compensation receivable, net, at September 30, 2007 and December 31, 2006 of $109,429 and $121,226, respectively, of which $13,581 and $35,354 was classified as short-term at September 30, 2007 and December 31, 2006, respectively. This receivable represents a significant concentration of credit risk for the Company.

5.                                      INTANGIBLE ASSETS

On February 16, 2007, the Company acquired certain assets, including the client portfolio of HRA, a human resource outsourcing firm that offers fundamental employee administration solutions including payroll processing to approximately 145 clients (as measured by Federal Employer Identification Number) with approximately 16,000 client employees. Approximately 14,700 non-coemployed client employees were acquired as of the date of the acquisition and approximately 1,300 co-employed client employees (8 clients) were acquired with an effective date of April 1, 2007. The acquisition provides the Company with technology and processes to enhance its non co-employment model, Gevity Edge TM Select.

The purchase price for the acquired assets was approximately $10,895 (including direct acquisition costs of approximately $652), which the Company paid in cash from its revolving credit facility. Of this amount, $1,400 is being held in an escrow account and is included in marketable securities - restricted at September 30, 2007. The amounts held in escrow represent purchase price contingencies related to potential earn outs and the achievement of certain client retention percentages up through the first anniversary date of the acquisition. Unearned escrow amounts, if any, will be returned to the Company.

The HRA acquisition was accounted for by the purchase method in accordance with SFAS No. 141, Business Combinations. The results of operations for HRA are included in the Company’s statement of operations for the period February 17, 2007 through September 30, 2007. The effects of the HRA acquisition on the historical financial statements of the Company had it occurred January 1, 2006 are not material and therefore pro forma information is not presented. The purchase price of $9,495 (excluding $1,400 of contingent purchase price included with marketable securities-restricted at September 30, 2007) was preliminarily allocated to assets and liabilities acquired based upon their preliminary fair value on the date of acquisition as follows:

Other current assets	$275
Software	800
Property and equipment	327
Client service agreements	2,300
Goodwill	5,966
Other current liabilities	(36)
Other long-term liabilities	(137)
Net value of purchased assets	$9,495

The client service agreements intangible asset is being amortized on a straight-line basis over its estimated life of 5 years.

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

At September 30, 2007 and December 31, 2006, intangible assets consisted of the following:

	September 30, 2007	December 31, 2006
Purchased client service agreements	$50,229	$47,929
Accumulated amortization	(34,589)	(27,073)
Intangible assets, net	$15,640	$20,856

Amortization expense for the three months ended September 30, 2007 and 2006 was $2,524 and $2,409, respectively. Amortization expense for the nine months ended September 30, 2007 and 2006 was $7,516 and $7,228, respectively. Estimated amortization expense for the remainder of 2007 and for each of the remaining years is $2,525, $9,852, $2,285, $460, $460 and $58, respectively.

6.                                      HEALTH BENEFITS

Blue Cross Blue Shield of Florida (“BCBSFL”) is the Company’s primary healthcare partner in Florida, delivering medical care benefits to approximately 21,500 Florida-based client employees. The Company’s policy with BCBSFL is a minimum premium policy expiring September 30, 2008. Pursuant to this policy, the Company is obligated to reimburse BCBSFL for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and aggregate loss coverage is provided to the Company at the level of 110% of projected claims. The Company’s obligation to BCBSFL under its current contract may require an irrevocable letter of credit (“LOC”) in favor of BCBSFL if the coverage ratio, as set forth in the BCBSFL agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirement, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $9,250 for the last twelve months). As of September 30, 2007, the minimum coverage ratio was met and no LOC was required. The Company does not anticipate that the current operating trends will cause the coverage ratios to drop below the minimum requirements in the fourth quarter of 2007.

Aetna Health, Inc. (“Aetna”) is the Company’s largest medical care benefits provider for approximately 16,500 client employees outside the state of Florida. The Company’s 2006/2007 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement. For the 2007 plan year Aetna has agreed to eliminate the callable feature of the PPO plan that previously existed and differences in actual plan experience versus projected plan experience for the year will factor into subsequent year rates.

In 2006, the Company announced the addition of UnitedHealthcare as an additional health plan option. As of September 30, 2007, UnitedHealthcare provides medical care benefits to approximately 5,300 client employees. The UnitedHealthcare plan is a fixed cost contract expiring September 30, 2008, that caps the Company’s annual liability. Under the terms of the current agreement with UnitedHealthcare, this plan will no longer be offered as an option for new co-employed clients after July 1, 2007. Coverage through UnitedHealthcare will continue to be an option for clients covered by UnitedHealthcare as of June 30, 2007.

The Company provides coverage under various regional medical benefit plans to approximately 1,200 client employees in various areas of the country. Included in the list of medical benefit plan providers are Kaiser Foundation Health Plan, Inc. and Harvard Pilgrim Healthcare. These regional medical plans are subject to fixed cost contracts.

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

Included in accrued insurance premiums and health reserves at September 30, 2007 and December 31, 2006 are $8,565 and $13,066, respectively, of short-term liabilities related to the Company’s health benefit plans. Of these amounts $8,341 and $10,609, respectively, represent an accrual for the estimate of claims incurred but not reported at September 30, 2007 and December 31, 2006.

Health benefit reserves are determined quarterly by the Company and include an estimate of claims incurred but not reported and claims reported but not yet paid. The calculation of these reserves is based upon a number of factors, including but not limited to actuarial calculations, current and historical claims payment patterns and medical trend rates.

There were no changes to the health plan reserves during the three months ended September 30, 2007 that impacted costs of services. During the three months ended September 30, 2006, the Company increased its reserve for incurred but not reported claims by approximately $1,200 due to claims development within the period. For the nine months ended September 30, 2007 and 2006, the Company reduced its reserve for incurred but not reported claims by approximately $2,600 and $2,000, respectively, which decreased its cost of services and resulted in a health plan surplus for each period. These reductions were based upon overall favorable claims development within the period.

7.                                      REVOLVING CREDIT FACILITY

The Company maintains a $100,000 unsecured credit facility with Bank of America, N.A. and Wachovia, N.A. (the “Lenders”). On May 7, 2007, the Company entered into the First Amendment to the Amended and Restated Credit Agreement dated August 30, 2006, which increased the amount of aggregate revolving commitments of the credit facility from $50,000 to $75,000 and allows the Company to repurchase up to $125,000 of its capital stock during the term of the agreement. On June 14, 2007, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement, which increased the amount of aggregate revolving commitments from $75,000 to $100,000. Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit facility has a five-year term that expires August 30, 2011. Loan advances bear an interest rate equal to an Applicable Rate (which ranges from 1.25% to 1.75% for Eurodollar Rate Loans, and from 0.00% to 0.25% for Prime Rate Loans, depending upon the Company’s Consolidated Leverage Ratio) plus one of the following indexes: (i) Eurodollar Rate or (ii) the Prime Rate (each as defined in the credit agreement). Up to $10,000 of the loan commitment can be drawn through letters of credit. With respect to outstanding letters of credit, a fee determined by reference to the Applicable Rate plus a fronting fee of 0.125% per annum will be charged on the aggregate stated amount of each outstanding letter of credit. A fee ranging from 0.20% to 0.30% (based upon the Company’s Consolidated Leverage Ratio) is charged on any unused portion of the loan commitment. At September 30, 2007, the Company had outstanding advances of $20,467 at an interest rate of 6.38%. There were no outstanding advances under the credit agreement at December 31, 2006.

The credit agreement includes financial covenants and affirmative and negative covenants, including the maintenance of minimum Consolidated Net Worth, a minimum Consolidated Fixed Charge Coverage Ratio of 1.5:1.0 and a maximum Consolidated Leverage Ratio of 2.0:1.0 (each as defined in the credit agreement). The covenants in the credit agreement also restrict, among other things, the Company’s ability to incur liens, make certain investments, incur additional indebtedness, engage in certain fundamental corporate transactions, dispose of property or make certain restricted payments. The Company was in compliance with all covenants under the credit agreement at September 30, 2007. The ability to draw funds under the credit agreement is dependent upon meeting the aforementioned financial covenants.  Additionally, the level of compliance with the financial covenants determines the maximum amount available to be drawn.  At September 30, 2007, the maximum facility available to the Company was approximately $90,000.

Pursuant to the terms of the credit agreement, the obligations of the Company may be accelerated upon the occurrence and continuation of an Event of Default. Such events include the following: (i) the failure to make principal, interest or fee payments when due (beyond applicable grace periods); (ii) the failure to observe and perform certain covenants contained in the credit agreement; (iii) any representation or warranty made by the Company in the credit agreement or related documents proves to be incorrect or misleading in any material respect when made or deemed made; and (iv) other customary events of default. If current operating trends continue, the Company will not be able to maintain the minimum Consolidated Fixed Charge Coverage Ratio required and will need to seek covenant modifications to its credit agreement with its Lenders during the fourth quarter of 2007.  The Company is currently in discussions with its Lenders regarding this issue. If such modifications are not obtained this may have a material impact on the Company’s cash flow and ability to conduct its operations.

The Company recorded $1,131 and $120 of interest expense for the three months ended September 30, 2007 and 2006, respectively, related to the amortization of loan costs, unused loan commitment fees and interest on advances. Interest expense for the nine months ended September 30, 2007 and 2006 was approximately $2,094 and $335, respectively.

8.                                      COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to certain pending claims that have arisen in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows if adversely resolved. However, the defense and settlement of these claims may impact the future availability of, and retention amounts and cost to the Company for, applicable insurance coverage.

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

For the three and nine month periods ended September 30, 2007, the Company repurchased 420,000 and 1,543,121 shares, respectively, under this repurchase program at a total cost of $7,472 and $30,290, respectively. As of September 30, 2007, total shares repurchased under this program since its inception in August 2006 were 2,886,884 shares at a total cost of $60,131. The Company has disengaged from its share repurchase program for the time being in order to invest available cash in its business.

All repurchased shares were initially held as treasury shares. During the third quarter of 2007, the Company retired 8,732,527 shares of its common stock, which had been held in treasury. In connection with the retirement of these shares, the Company reclassified $149,606 of the costs associated with these treasury shares to additional paid-in capital.

10.                               INCOME TAXES

The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for both federal and state income taxes. For the three months ended September 30, 2007 and 2006, the Company’s effective rate was 30.3% and 37.7%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2007 and 2006 was and 33.6% and 30.7%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits. Additionally, in connection with the filing of a change in accounting method with the Internal Revenue Service in the second quarter of 2006, the Company reversed a tax reserve of approximately $1,973, which favorably impacted the Company’s effective tax rate for the nine month period ended September 30, 2006.

On January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income tax positions. As a result of the implementation of FIN 48, the Company recognized a net increase in its liability for unrecognized tax benefits of $712, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. Following the adoption on January 1, 2007, the Company had $1,095 of unrecognized tax benefits, the recognition of which would affect the Company’s effective tax rate. At September 30, 2007, the Company has $1,563 of unrecognized tax benefits.

It is reasonably possible that the gross unrecognized tax benefit, including interest, of $1,563 ($1,095 at the adoption date of January 1, 2007) will decrease in its entirety within twelve months. The Company is pursuing a ruling to clarify an uncertain position with respect to state income recognition.

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

11.                               EARNINGS PER SHARE (“EPS”)

The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 30, 2007:

Basic EPS:
Net income	$2,454	23,235,677	$0.11

Effect of dilutive securities:
Options to purchase common stock		526,002
Non-vested stock		7,683

Diluted EPS:
Net income	$2,454	23,769,362	$0.10

For the three months ended September 30, 2007, 1,133,077 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

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

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Nine Months Ended September 30, 2007:

Basic EPS:
Net income	$9,658	23,860,934	$0.40

Effect of dilutive securities:
Options to purchase common stock		569,597
Non-vested stock		19,239

Diluted EPS:
Net income	$9,658	24,449,770	$0.40

For the nine months ended September 30, 2007, 993,245 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties (some of which are beyond the Company’s control), other factors and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”), as filed with the Securities and Exchange Commission. See “Cautionary Note Regarding Forward-Looking Statements” below in this Item 2. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes contained in this report. Historical results are not necessarily indicative of trends in operating results for any future period.

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

The Company focuses on the professional service fees that it earns from its clients as the primary source of its net income and cash flow. When delivering its human resource outsourcing solution to its clients through a co-employment relationship, the Company is also responsible for providing workers’ compensation and unemployment insurance benefits to its clients’ employees as well as health and welfare benefits. In so doing, the Company has an opportunity to generate additional net income and cash flow from these offerings and the effective management of the related risk which is tempered by the need to remain competitive with its health and workers’ compensation offerings. The Company has derived significant benefit in the past from its insurance offerings.

While many clients benefit from the added insurance protection offered by the co-employment business model, the Company has seen an increase in demand for the Gevity Edge full-service HR solution on a stand-alone basis separate from insurance coverage. In response, the Company has developed a new delivery option that allows it to deliver the Gevity Edge solution detached from insurance coverage and without entering into a co-employment arrangement with the client. Now available as an additional option, Gevity EdgeTM Select, the non co-employed version of Gevity Edge, serves the needs of broader markets. In the first quarter of 2007, the Company enhanced its non co-employment delivery option with the purchase of HRAmerica, Inc. (“HRA”) on February 16, 2007. The Company acquired certain assets, including the client portfolio, of HRA, a human resource outsourcing firm that offers fundamental employee administration solutions including payroll processing to approximately 145 clients (as measured by Federal Employer Identification Number) with approximately 16,000 client employees. Approximately 14,700 non co-employed client employees were acquired as of the date of the acquisition and approximately 1,300 co-employed client employees were acquired with an effective date of April 1, 2007. The acquisition provided the Company with technology for the enhancement of its non co-employment model, Gevity Edge Select. In addition to the purchase of HRA, contracts with a national provider for benefits administration and with national and regional brokers for insurance distribution have been signed in support of Gevity Edge Select. Other than the impact of integration costs related to the acquisition and start-up costs related to the Gevity Edge Select product offering, the results of the non co-employment business have not had a significant impact on the Company’s revenues or results of operations.

The Company is refocusing on its core professional employer organization business (“PEO”).  As a result, the Company’s previously announced long-range strategic objective to provide HR services to its clients on a non co-employed basis and to evolve into a 100% service fee driven revenue business model is not consistent with the Company’s renewed focus on its core PEO business.  The Company does, however, remain committed to developing a complementary non co-employed income stream and intends to refine the Gevity Edge Select non co-employed product offering based upon feedback from market testing.

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

The Company continues to focus on increasing the profitability of each client as well as on increasing the overall number of client employees serviced. The Company believes that it can increase the overall number of client employees serviced through: (i) capitalizing on the growth opportunities within the existing client portfolio through pricing and retention; (ii) further penetration of existing markets from increased production and sales person productivity, supported by increased brand awareness, database management, and the development of additional HR products;  (iii) the opening of new offices as experience and production guide the timing and location of these new offices; and (iv) and to a lesser degree, supporting growth with strategic acquisitions. In addition, the Company intends to invest in the hiring, training, support and retention of its business development managers, as well as investing in the enhanced management skill sets of its field general managers.

The following table provides information that the Company utilizes when assessing the financial performance of its business, the fluctuations of which are discussed under the “Results of Operations”:

	Three Months Ended September 30,
	2007	2006	% Change
Statistical data:
Client employees at period end	135,469	138,338	(2.1)%
Clients at period end (1)	7,172	7,911	(9.3)%
Average number of client employees/clients at period end	18.89	17.49	8.0%
Average number of client employees paid by month (2)	129,606	128,035	1.2%
Annualized professional service fees per average number of client employees paid by month (3)	$1,114	$1,316	(15.3)%
Annualized gross profit per average number of client employees paid by month (3)	$1,391	$1,581	(12.0)%
Annualized operating income per average number of client employees paid by month (3)	$133	$472	(71.8)%

	Nine Months Ended September 30,
	2007	2006	% Change
Statistical data:
Client employees at period end	135,469	138,338	(2.1)%
Clients at period end (1)	7,172	7,911	(9.3)%
Average number of client employees/clients at period end	18.89	17.49	8.0%
Average number of client employees paid by month (2)	128,933	127,976	0.7%
Annualized professional service fees per average number of client employees paid by month (3)	$1,138	$1,282	(11.2)%
Annualized gross profit per average number of client employees paid by month (3)	$1,427	$1,547	(7.8)%
Annualized operating income per average number of client employees paid by month (3)	$165	$370	(55.4)%

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

•                  the current client employee retention levels may continue to decline if current economic conditions persist or further deteriorate, or if clients decide to use alternative providers to service their HR outsourcing needs;

•                  the Company (under its co-employed service option) may not be able to continue to provide insurance-related products of a quality and price to acquire new client employees and to retain current client employees;

•                  product enhancements related to Gevity’s non co-employment offering may take longer to develop than anticipated; and

•                  the longer than anticipated time to achieve acceptance by prospective clients of the Company’s non co-employed option.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue

The following table presents certain information related to the Company’s revenues for the three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30, 2007	September 30, 2006	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$36,109	$42,131	(14.3)%
Employee health and welfare benefits	85,762	87,916	(2.5)%
Workers’ compensation	21,126	26,469	(20.2)%
State unemployment taxes and other	3,511	4,099	(14.3)%
Total revenues	$146,508	$160,615	(8.8)%

Statistical data:
Gross salaries and wages (in thousands)	$1,398,858	$1,272,617	9.9%
Average number of client employees paid by month (1)	129,606	128,035	1.2%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (3)	$1.97	$2.34	(15.8)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (3), (4)	$2.17	$2.71	(19.9)%
Annualized professional service fees per average number of client employees paid by month (2)	$1,114	$1,316	(15.3)%

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

For the three months ended September 30, 2007, total revenues were $146.5 million compared to $160.6 million for the three months ended September 30, 2006, representing a decrease of $14.1 million or 8.8%. This decrease was a result of the reduction in all revenue components as described below.

As of September 30, 2007, the Company served approximately 7,200 clients, as measured by each client’s FEIN, with approximately 135,500 active client employees. This compares to approximately 7,900 clients, as measured by each client’s FEIN, with approximately 138,300 active client employees at September 30, 2006. The average number of client employees paid by month was 129,606 for the third quarter of 2007 compared to 128,035 for the third quarter of 2006. The September 30, 2007 client and employee counts were favorably impacted by the HRA acquisition. At September 30, 2007, approximately 131 clients and 16,000 client employees were attributable to HRA. For the quarter ended September 30, 2007, approximately 16,000 of the average number of employees paid by month were attributable to HRA. Excluding the impact of the HRA acquisition, client and the average number of client employees paid by month counts for the quarter ended September 30, 2007 declined approximately 11% when compared to the quarter ended September 30, 2006. This decline is attributable to the departure of legacy clients primarily as a result of the Company’s 2006 initiative to bring healthcare premiums up to retail rates and the impact in 2007 of the economy on clients in Florida and clients in the financial and business services sectors. The Company expects comparable net attrition levels in the fourth quarter of 2007 as the economy continues to remain an issue and recent changes in sales leadership will require time to produce positive results.

Revenues from professional service fees decreased to $36.1 million for the three months ended September 30, 2007, from $42.1 million for the three months ended September 30, 2006, representing a decrease of $6.0 million or 14.3%. The decrease was primarily due to the overall decrease in the average number of client employees paid (excluding the impact of the HRA acquisition). The addition of the HRA clients did not significantly impact professional service fees earned during the third quarter of 2007 as HRA clients acquired have a lower average professional service fee for a basic level of service. Accordingly, the decrease in annualized professional service fees per average number of client employees paid by month of 15.3%, from $1,316 for the three months ended September 30, 2006 to $1,114 for the three months ended September 30, 2007 was primarily attributable to the HRA acquisition. Excluding the impact of the HRA acquisition in the third quarter of 2007, annualized professional service fees decreased approximately 5.3% to $1,247 primarily as a result of an accumulation of pricing concessions taken since the third quarter of 2006, a by-product of the adjustments made to bring healthcare premiums to retail rates.

Revenues for providing health and welfare benefits for the three months ended September 30, 2007 were $85.8 million as compared to $87.9 million for the three months ended September 30, 2006, representing a decrease of $2.2 million or 2.5%. Health and welfare benefit plan revenues decreased due to the decrease in the average number of participants in the Company’s health and welfare benefit plans of approximately 11% and was partially offset by the increase in health insurance premiums as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases. Clients acquired in the HRA acquisition are not covered under the Company’s health and welfare benefit plans and therefore do not contribute to the Company’s health and welfare benefit revenues.

Revenues for providing workers’ compensation insurance coverage decreased to $21.1 million for the three months ended September 30, 2007, from $26.5 million for the three months ended September 30, 2006, representing a decrease of $5.3 million or 20.2%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the three months ended September 30, 2007, were 1.97% as compared to 2.34% for the same period in 2006, representing a decrease of 15.8%. Workers’ compensation charges decreased in the third quarter of 2007 primarily due to a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in January 2007 and a decrease in the number of clients that participate in the Company’s workers’ compensation program. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 19.9% during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates primarily reflects the reduction in the Florida manual premium rates. Clients acquired in the HRA acquisition are not covered under the Company’s workers’ compensation plans and do not significantly contribute to the Company’s worker’s compensation revenues. In October of 2007, Florida’s insurance commissioner approved another decrease in the state’s average workers’ compensation rate of 18.4% beginning January 1, 2008. The Company is currently evaluating the impact of this average rate reduction (which varies by workers’ compensation class codes) on its future operations.

Revenues from state unemployment taxes and other revenues decreased to $3.5 million for the three months ended September 30, 2007 from $4.1 million for the three months ended September 30, 2006, representing a decrease of $0.6 million or 14.3%. The decrease was primarily due to the net effect of a decrease in co-employment wages that provide unemployment tax revenue to the Company and was partially offset by increases in the state unemployment tax rates that were passed along to clients. Clients acquired in the HRA acquisition are primarily non co-employed clients that do not provide state unemployment tax revenue to the Company.

Cost of Services

The following table presents certain information related to the Company’s cost of services for the three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30, 2007	September 30, 2006	% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$85,762	$89,071	(3.7)%
Workers’ compensation	10,963	15,474	(29.2)%
State unemployment taxes and other	4,718	5,467	(13.7)%
Total cost of services	$101,443	$110,012	(7.8)%

Statistical data:
Gross salaries and wages (in thousands)	$1,398,858		$1,272,617		9.9%
Average number of client employees paid by month (1)	129,606		128,035		1.2%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$1.02		$1.37		(25.5)%
Number of workers’ compensation claims (3)	1,225		1,574		(22.2)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	1.14	x	1.39	x	(18.0)%

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

Cost of services, which includes the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $101.4 million for the three months ended September 30, 2007, compared to $110.0 million for the three months ended September 30, 2006, representing a decrease of $8.6 million, or 7.8%. This decrease was due to the reduction in all cost of services components as described below.

The cost of providing health and welfare benefits to clients’ employees for the three months ended September 30, 2007 was $85.8 million as compared to $89.1 million for the three months ended September 30, 2006, representing a decrease of $3.3 million or 3.7%. This decrease was primarily attributable to the decrease in the number of client employees participating in the health and welfare benefit plans and was partially offset by higher cost of health benefits. Clients acquired in the HRA acquisition are not covered under the Company’s health and welfare benefit plans and therefore do not impact the Company’s health and welfare benefit costs. The Company expects that price increases implemented in conjunction with healthcare renewals effective October 1, 2007 and the continuation of current claims experience will favorably impact healthcare costs during the fourth quarter of 2007. In addition, the Company is currently reviewing health plan features and costs with its insurance providers to address competitive issues within certain regions of the country.

Workers’ compensation costs were $11.0 million for the three months ended September 30, 2007, as compared to $15.5 million for the three months ended September 30, 2006, representing a decrease of

$4.5 million or 29.2%. Workers’ compensation costs decreased in the third quarter of 2007 due to: (i) the reduction in the prior years’ workers’ compensation loss estimates of approximately $4.1 million as a result of continued favorable claims development for those open policy years; (ii) the reduction in current year workers’ compensation costs as a result of the 11% reduction in co-employed client employees and related reduction in claims, and (iii) the reduction in prior policy years’ premium expenses and administrative costs of approximately $0.9 million as a result of the finalization of AIG premium audits in the third quarter of 2007. During the three months ended September 30, 2006, the Company recorded a net reduction in prior year’ workers’ compensation loss estimates of $0.7 million and a $4.4 million reduction of the ultimate loss estimates for the 2006 policy year due to favorable claims development. Clients acquired in the HRA acquisition are not covered under the Company’s workers’ compensation plans and therefore do not impact the Company’s worker’s compensation costs. The Company is currently reviewing its workers’ compensation options for 2008, including the potential change in the per occurrence deductible.

State unemployment taxes and other costs were $4.7 million for the three months ended September 30, 2007, compared to $5.5 million for the three months ended September 30, 2006, representing a decrease of $0.7 million or 13.7%. The decrease in the Company’s co-employed client employees and related taxable wages (excluding the impact of the HRA acquisition) were substantially offset by an increase in state unemployment tax rates beginning January 1, 2007, as well as an increase in costs associated with expanded client service offerings. Clients acquired in the HRA acquisition are primarily non co-employed clients that do not impact the Company’s state unemployment tax expense. The Company anticipates that state unemployment tax rates may increase in some jurisdictions during 2008. Whenever possible, and consistent with the Company’s overall view toward individual client profitability, the Company intends to pass such increases along to its clients.

Operating Expenses

The following table presents certain information related to the Company’s operating expenses for the three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30, 2007	September 30, 2006	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$21,566	$20,956	2.9%
Other general and administrative	15,028	13,959	7.7%
Reinsurance contract gain	—	(3,000)	n/a
Depreciation and amortization	4,165	3,573	16.6%
Total operating expenses	$40,759	$35,488	14.9%

Statistical data:
Internal employees at quarter end	913	1,006	(9.2)%

Total operating expenses were $40.8 million for the three months ended September 30, 2007 as compared to $35.5 million for the three months ended September 30, 2006, representing an increase of $5.3 million or 14.9%.

Salaries, wages and commissions were $21.6 million for the three months ended September 30, 2007 as compared to $21.0 million for the three months ended September 30, 2006, representing an increase of $0.6 million or 2.9%. The increase is primarily a result of the net effect of $1.6 million in severance wages associated with the termination of approximately 70 support and management personnel during the third quarter of 2007 which was partially offset by a $0.9 million decrease in sales commissions associated with a lower sales volume in 2007 as well as a $0.7 million reduction in stock compensation expense attributable to an increase in the estimated forfeiture rate as a result of employee terminations. The Company expects to incur additional severance costs of approximately $1.6 million in the fourth quarter of 2007 in connection with the resignation of its former Chief Executive Officer in October 2007.

Other general and administrative expenses were $15.0 million for the three months ended September 30, 2007 as compared to $14.0 million for the three months ended September 30, 2006, representing an increase of $1.1 million or 7.7%. This increase is primarily due to costs associated with the launch and development of Gevity Edge Select and the integration of HRA as well as a $0.7 million increase in recruiting and outplacement costs related to the change in senior management during the third quarter of 2007, an increase in bad debt expense of approximately $0.5 million as a result of the termination of a large client in the mortgage industry, and a $0.6 million expense associated with the buy-out of a long-term information technology contract.

During the second quarter of 2006, the Company recorded a $4.65 million loss on a reinsurance contract related to its 2006 workers’ compensation program as a result of the liquidation proceeding related to the Bermuda reinsurance company responsible for covering the layer of its workers’ compensation claims between $0.5 million and $2.0 million per occurrence and the related termination of its reinsurance contract. During the third quarter of 2006, the Company recorded a gain on the reinsurance contract as a result of the receipt of $3.0 million pursuant to a court-approved settlement, which also called for the admission in the liquidation proceeding of an unsecured claim against the reinsurer in the amount of $2.2 million. The settlement was without prejudice to any claims Gevity may have against third parties relating to the reinsurer’s liquidation. The Company is actively pursuing additional recovery. Future amounts recovered, if any, will be recognized in income when realization is assured beyond a reasonable doubt. In light of the liquidation proceeding, during the second quarter of 2006 the Company secured comparable coverage for the layer of claims between $0.5 million and $2.0 million from AIG retroactively effective to January 1, 2006. The cost of the replacement coverage related to the first nine months of 2006 (approximately $3.7 million), was included in cost of services for the nine months ended September 30, 2006 and replaced the cost incurred from the original policy.

Depreciation and amortization expenses were $4.2 million for the three months ended September 30, 2007 compared to $3.6 million for the three months ended September 30, 2006, an increase of 16.6%. The increase is primarily attributable to the amortization of technology assets capitalized during 2007. Also included in the increase was the amortization of the intangible assets related to the HRA acquisition.

The Company continues to review its overhead cost structure to ensure alignment with its business development.

Income Taxes

Income taxes were $1.1 million for the three months ended September 30, 2007 compared to $5.8 million for the three months ended September 30, 2006. The decrease is primarily due to the reduction in taxable income for the third quarter of 2007 compared to the third quarter of 2006. The Company’s effective tax rate for the three months ended September 30, 2007 and 2006 was 30.3% and 37.7%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits.

Net Income and Diluted Earnings Per Share

As a result of the factors described above, net income decreased 74.3% to $2.5 million for the three months ended September 30, 2007 compared to $9.6 million for the three months ended September 30, 2006. Net income per common share on 23.8 million diluted shares was $0.10 for the three months ended September 30, 2007, compared to net income per common share of $0.35 on 27.0 million diluted shares for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue

The following table presents certain information related to the Company’s revenues for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30, 2007	September 30, 2006	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$110,009	$123,051	(10.6)%
Employee health and welfare benefits	261,854	265,212	(1.3)%
Workers’ compensation	63,638	79,739	(20.2)%
State unemployment taxes and other	22,530	23,510	(4.2)%
Total revenues	$458,031	$491,512	(6.8)%

Statistical data:
Gross salaries and wages (in thousands)	$4,193,635	$3,818,766	9.8%
Average number of client employees paid by month (1)	128,933	127,976	0.7%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (3)	$1.96	$2.35	(16.6)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (3), (4)	$2.17	$2.74	(20.8)%
Annualized professional service fees per average number of client employees paid by month (2)	$1,138	$1,282	(11.2)%

(1)        The average number of client employees paid by month is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)        Annualized statistical information is based upon actual quarter-to-date amounts, which have been annualized (divided by nine and multiplied by twelve), and then divided by the average number of client employees paid by month.

(3)        Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(4)        Manual premium rate data are derived from tables of member insurance companies of American International Group, Inc. (“AIG”) in effect for 2007 and 2006, respectively.

For the nine months ended September 30, 2007, total revenues were $458.0 million compared to $491.5 million for the nine months ended September 30, 2006, representing a decrease of $33.5 million or 6.8%. This decrease was a result of the reduction in all revenue components as described below.

The average number of client employees paid by month was 128,933 for the nine months ended September 30, 2007 compared to 127,976 for the nine months ended September 30, 2006. The average number of client employees paid by month for the nine months ended September 30, 2007, was favorably impacted by the HRA acquisition. For the nine months ended September 30, 2007, approximately 13,635 of the average number of client employees paid by month were attributable to HRA. Excluding the impact of the HRA acquisition, the average number of client employees paid by month declined approximately 10% when compared to the period ended September 30, 2006. This decline is attributable to the departure of legacy clients primarily as a result of the Company’s 2006 initiative to bring healthcare premiums up to retail rates, lower than expected production levels during 2007 and the impact in 2007 of the economy on clients in Florida and clients in the financial and business services sectors.

Revenues from professional service fees decreased to $110.0 million for the nine months ended September 30, 2007, from $123.1 million for the nine months ended September 30, 2006, representing a decrease of $13.0 million or 10.6%. The decrease was primarily due to the overall decrease in the average number of client employees paid (excluding the impact of the HRA acquisition). The addition of the HRA clients did not significantly impact professional service fees earned during the first nine months of 2007 as HRA clients acquired have a lower average professional service fee for a basic level of service. Accordingly, the decrease in annualized professional service fees per average number of client employees paid by month of 11.2%, from $1,282 for the nine months ended September 30, 2006 to $1,138 for the nine months ended September 30, 2007, was primarily attributable to the HRA acquisition. Excluding the impact of the HRA acquisition in the first nine months of 2007, annualized professional service fees decreased approximately 2.3% to $1,253 primarily as a result of an accumulation of pricing concessions taken since the third quarter of 2006, a by-product of the adjustments made to bring healthcare premiums to retail rates.

Revenues for providing health and welfare benefits for the nine months ended September 30, 2007 were $261.9 million as compared to $265.2 million for the nine months ended September 30, 2006, representing a decrease of $3.4 million or 1.3%. Health and welfare benefit plan revenues decreased due to the decrease in the average number of participants in the Company’s health and welfare benefit plans of approximately 9.1% and was partially offset by the increase in health insurance premiums as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases. Clients acquired in the HRA acquisition are not covered under the Company’s health and welfare benefit plans and therefore do not contribute to the Company’s health and welfare benefit revenues.

Revenues for providing workers’ compensation insurance coverage decreased to $63.6 million for the nine months ended September 30, 2007, from $79.7 million for the nine months ended September 30, 2006, representing a decrease of $16.1 million or 20.2%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the nine months ended September 30, 2007, were 1.96% as compared to 2.35% for the same period in 2006, representing a decrease of 16.6%. Workers’ compensation charges decreased in the first three quarters of 2007 primarily due to a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in January 2007 and a reduction in the number of clients that participate in the Company’s workers’ compensation program. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 20.8% during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Clients acquired in the HRA acquisition are not covered under the Company’s workers’ compensation plans and do not significantly contribute to the Company’s worker’s compensation revenues.

Revenues from state unemployment taxes and other revenues decreased to $22.5 million for the nine months ended September 30, 2007 from $23.5 million for the nine months ended September 30, 2006, representing a decrease of $1.0 million or 4.2%. The decrease was primarily due to the net effect of a decrease in co-employed client employees and related taxable wages which was partially offset by increases in the state unemployment tax rates that were passed along to clients. Clients acquired in the HRA acquisition are primarily non co-employed clients that do not provide state unemployment tax revenue to the Company.

Cost of Services

The following table presents certain information related to the Company’s cost of services for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30, 2007	September 30, 2006	% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$259,253	$263,188	(1.5)%
Workers’ compensation	34,883	53,356	(34.6)%
State unemployment taxes and other	25,885	26,465	(2.2)%
Total cost of services	$320,021	$343,009	(6.7)%

Statistical data:
Gross salaries and wages (in thousands)	$4,193,635	$3,818,766	9.8%
Average number of client employees paid by month (1)	128,933	127,976	0.7%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$1.07	$1.57	(31.8)%
Number of workers’ compensation claims (3)	3,531	4,582	(22.9)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	1.09x	1.35x	(19.3)%

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

Cost of services, which includes the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $320.0 million for the nine months ended September 30, 2007, compared to $343.0 million for the nine months ended September 30, 2006, representing a decrease of $23.0 million, or 6.7%. This decrease was due to the reduction in all costs of services components as described below.

The cost of providing health and welfare benefits to clients’ employees for the nine months ended September 30, 2007 was $259.3 million as compared to $263.2 million for the nine months ended September 30, 2006, representing a decrease of $3.9 million or 1.5%. This decrease was primarily attributable to a decrease in the number of client employees participating in the health and welfare benefit plans and partially offset by the higher cost of health benefits. In addition, during the nine months ended September 30, 2007, the Company recorded a $2.6 million reduction in health benefit costs due to favorable claims development compared to a $2.0 million reduction in health benefit costs recognized during the first three quarters of 2006 related to the finalization of prior year premium recalls and a reduction in the incurred but not reported claim reserves based upon favorable claims experience. Clients acquired in the HRA acquisition are not covered under the Company’s health and welfare benefit plans and therefore do not impact the Company’s health and welfare benefit costs.

Workers’ compensation costs were $34.9 million for the nine months ended September 30, 2007, as compared to $53.4 million for the nine months ended September 30, 2006, representing a decrease of $18.5 million or 34.6%. Workers’ compensation costs decreased in the first nine months of 2007 primarily due to the reduction in the prior years’ workers’ compensation loss estimates of approximately $12.1 million during the first nine months of 2007 compared to the reduction in the prior years’ loss estimates of $2.5 million during the first nine months of 2006. Workers’ compensation costs also decreased as a result of the overall decline in co-employed client employees (excluding the impact of the HRA acquisition) and the impact that has had on the 2007 program year costs. Clients acquired in the HRA acquisition are not covered under the Company’s workers’ compensation plans and therefore do not impact the Company’s worker’s compensation costs.

State unemployment taxes and other costs were $25.9 million for the nine months ended September 30, 2007, compared to $26.5 million for the nine months ended September 30, 2006, representing a decrease of $0.6 million or 2.2%. The decrease in co-employed client employees and related taxable wages were substantially offset by an increase in state unemployment tax rates beginning January 1, 2007, as well as an increase in costs associated with expanded client service offerings. Clients acquired in the HRA acquisition are primarily non co-employed clients that do not impact the Company’s state unemployment tax expense.

Operating Expenses

The following table presents certain information related to the Company’s operating expenses for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30, 2007	September 30, 2006	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$64,495	$61,331	5.2%
Other general and administrative	45,478	39,634	14.7%
Reinsurance contract loss	—	1,650	n/a
Depreciation and amortization	12,101	10,406	16.3%
Total operating expenses	$122,074	$113,021	8.0%

Statistical data:
Internal employees at quarter end	913	1,006	(9.2)%

Total operating expenses were $122.1 million for the nine months ended September 30, 2007 as compared to $113.0 million for the nine months ended September 30, 2006, representing an increase of $9.1 million or 8.0%.

Salaries, wages and commissions were $64.5 million for the nine months ended September 30, 2007 as compared to $61.3 million for the nine months ended September 30, 2006, representing an increase of $3.2 million or 5.2%. The increase is primarily a result of an increase in severance wages of approximately $2.3 million in the first nine months of 2007, principally related to the elimination/termination of approximately 115 support and management positions and the impact of an overall increase in base wages associated with annual merit increases, which exceeded the impact on salaries and wages of the reduction in internal employees. These increases in salary, wages and commissions were partially offset by a $1.5 million reduction in commission expense as a result of lower sales volume and a $1.1 million reduction in stock compensation expense attributable to an increase in the estimated forfeiture rate as a result of employee terminations.

Other general and administrative expenses were $45.5 million for the nine months ended September 30, 2007 as compared to $39.6 million for the nine months ended September 30, 2006, representing an increase of $5.8 million or 14.7%. This increase is primarily a result of costs associated with investments in marketing and information technology which are expected to benefit operations for the remainder of 2007 and beyond, relating to improvements in service delivery and sales including costs associated with the launch and development of Gevity Edge Select and the integration of HRA.

Additionally, there was an increase in bad debt expense of approximately $0.9 million related to terminated accounts in 2007.

Information regarding the Company’s 2006 reinsurance contract loss can be found under “Operating Expenses” for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Depreciation and amortization expenses were $12.1 million for the nine months ended September 30, 2007 compared to $10.4 million for the nine months ended September 30, 2006, an increase of 16.3%. The increase is primarily attributable to the amortization of technology assets capitalized during the first nine months of 2007. Also included in the increase was the amortization of the intangible assets related to the HRA acquisition.

Income Taxes

Income taxes were $4.9 million for the nine months ended September 30, 2007 compared to $10.9 million for the nine months ended September 30, 2006. The decrease is primarily due to a reduction in taxable income for the first three quarters of 2007 compared to the first three quarters of 2006. The Company’s effective tax rate for the nine months ended September 30, 2007 and 2006 was 33.6% and 30.7%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits. In addition, during the nine months ended September 30, 2006, the Company’s effective tax rate was favorably impacted as a result of the filing of a change in accounting method with the Internal Revenue Service in the second quarter of 2006 and the related reversal of a tax reserve of approximately $2.0 million.

Net Income and Diluted Earnings Per Share

As a result of the factors described above, net income decreased 60.8% to $9.7 million for the nine months ended September 30, 2007 compared to $24.7 million for the nine months ended September 30, 2006. Net income per common share on 24.4 million diluted shares was $0.40 for the nine months ended September 30, 2007, compared to net income per common share of $0.91 on 27.1 million diluted shares for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

General

The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its collateralization requirements for insurance coverage, purchases of shares of its common stock under its share repurchase program, plans for expansion of its HR outsourcing portfolio through acquisitions, payment of dividends, possible acquisitions of businesses complementary to the business of the Company, and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to obtain additional capital from either private or public sources.

The Company currently believes that its current cash balances, cash flow from operations and the existing credit facility will be sufficient to meet its operational requirements for the next 12 months, excluding cash required for acquisitions, if any. The Company has an unsecured credit facility for $100.0 million with Bank of America, N.A. and Wachovia, N.A. (the “Lenders”) of which $20.5 million was outstanding as of September 30, 2007. See Note 7 to the condensed consolidated financial statements contained in this report for additional information regarding the Company’s credit facility. The ability to draw funds under the credit agreement is dependent upon meeting financial covenants, which may limit the Company’s ability to draw the full amount of the facility. At September 30, 2007, the maximum facility available to the Company was approximately $90,000. If current operating trends continue, the Company will not be able to maintain the minimum Consolidated Fixed Charge Coverage Ratio required and will need to seek covenant modifications to its credit agreement with its Lenders during the fourth quarter of 2007.  The Company is currently in discussions with its Lenders regarding this issue. If such modifications are not obtained this may have a material impact on the Company’s cash flow and ability to conduct its operations.

The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees and the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee, which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; (iv) workers’ compensation insurance charges (if applicable); and (v) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on coverage levels elected by the client and the client employees. Included in the Company’s billings during the first nine months of 2007 were salaries, wages and payroll taxes of client employees of $4.5 billion. The billings to clients are managed from a cash flow perspective so that a matching generally exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of each of the Company’s professional services agreements, the Company is obligated to make certain wage, tax and regulatory payments even if the related payments are not made by its clients. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client and generally, the Company has the right to immediately terminate the client relationship for non-payment. To the extent this objective is not achieved, short-term cash requirements can be significant and the results of operations and cash flow may potentially be impacted. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

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

At September 30, 2007, the Company had $24.5 million in total cash and cash equivalents and restricted marketable securities, of which $14.6 million was unrestricted. At September 30, 2007, the Company had pledged $8.5 million of restricted marketable securities in collateral trust arrangements issued in connection with the Company’s workers’ compensation and health benefit plans and had $1.4 million held in escrow in connection with various purchase price contingencies related to the HRA acquisition as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Short-term marketable securities - restricted:
General insurance collateral obligations – AIG	$4,646	$4,478
HRA escrow	1,400	—
Total short-term marketable securities – restricted	6,046	4,478

Long-term marketable securities restricted:
Workers’ compensation collateral – AIG	3,887	3,747
Total long-term marketable securities – restricted	3,887	3,747
Total restricted assets	$9,933	$8,225

The Company’s obligation to Blue Cross/Blue Shield of Florida (“BCBSFL”), under its current contract, may require an irrevocable letter of credit (“LOC”) in favor of BCBSFL if a coverage ratio, as set forth in the BCBSFL agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirements, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $9.3 million during the last twelve months). As of September 30, 2007, the minimum coverage ratio was met and no LOC was required. The Company does not anticipate that the current operating trends will cause the coverage ratios to drop below the minimum requirements in the fourth quarter of 2007. The Company was not required to collateralize the Aetna program for 2007.

The Company does not anticipate any additional collateral obligations to be required in 2007 for its workers’ compensation arrangements.

As of September 30, 2007, the Company has recorded a $109.4 million receivable from AIG representing workers’ compensation premium payments made to AIG related to program years 2000 through 2007 in excess of the present value of the estimated claims liability. This receivable represents a significant concentration of credit risk for the Company.

Cash Flows from Operating Activities

At September 30, 2007, the Company had a net working capital deficit of $26.6 million, including restricted funds classified as short-term of $6.0 million, compared to a net working capital deficit of $10.7 million as of December 31, 2006, including $4.5 million of restricted funds classified as short-term. The decrease in working capital during the first nine months of 2007 was primarily due to the reduction in cash related to timing differences, the acquisition of HRA and stock repurchases under the Company’s repurchase program.

Net cash provided by operating activities was $9.7 million for the nine months ended September 30, 2007 as compared to net cash provided by operating activities of $37.6 million for the nine months ended September 30, 2006, representing a decrease in net cash provided by operating activities of $27.9 million. Cash flows from operating activities are significantly impacted by the timing of client payrolls, the day of the week on which a fiscal period ends and the existence of holidays at or immediately following a period end. The overall decrease in cash provided by operating activities was primarily due to net timing differences as well as the overall reduction in net income.

If current workers’ compensation trends continue, the Company expects to receive approximately $13.6 million from AIG during the third quarter of 2008 as a net return of premiums in connection with the true-ups related to the 2000-2007 program years. Additional releases of premiums by AIG are also anticipated in future years if such trends continue. The Company believes that it has provided AIG a sufficient amount of cash to cover its short-term and long-term workers compensation obligations related to open policy years.

Cash Flow from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2007 of $16.4 million, includes approximately $10.9 million related to the February 16, 2007 acquisition of HRA ($9.5 million of cash and related acquisition costs and $1.4 million included in marketable securities purchases for purchase price contingencies held in an escrow account). In addition the Company spent approximately $5.2 million for capital expenditures primarily for technology-related items including approximately $1.7 million of capital expenditures made by the Company in 2006 and paid for in 2007. Cash used in investing activities for the nine months ended September 30, 2006 of $13.6 million primarily related to capital expenditures. The Company is currently reviewing its capital expenditure plans for the fourth quarter of 2007 and for 2008. The Company does not expect that its current level of capital spending will change significantly in the fourth quarter of 2007. Capital expenditures are expected to be funded through operations, leasing arrangements or from the Company’s revolving credit facility.

Cash Flow from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2007 of $15.1 million was a result of $20.5 million of net borrowings under the revolving credit facility; $1.0 million received upon the exercise of 82,242 stock options and the purchase of 20,301 shares of common stock under the Company’s employee stock purchase plan; and $0.3 million related to excess tax benefits received by the Company for its share-based arrangements. These amounts were offset by the use of $30.3 million to repurchase 1,543,121 shares of the Company’s common stock under its stock repurchase programs (see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a discussion of the current stock repurchase program) and $6.5 million of cash dividends paid. The Company has disengaged from its share repurchase program for the time being in order to invest available cash in its business.

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

Contractual Obligations

There have been no material changes to the Company’s contractual obligations from those disclosed in the Form 10-K under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” other than discussed below.

In connection with the October 2007 resignation of Erik Vonk, the Company’s Chief Executive Officer, the Company entered into a Separation Agreement and Full and Final Release of Claims dated November 2, 2007 (the “Separation Agreement”). The Separation Agreement provides for the payment to Mr. Vonk of $1,500,000 through October 18, 2009, together with health and welfare benefits through that period of time.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Accounting estimates related to workers’ compensation receivables/reserves, intangible assets, medical benefit plan liabilities, state unemployment taxes, allowance for doubtful accounts, share-based payments and deferred income taxes are those that the Company considers critical in preparing its financial statements because they are particularly dependent on estimates and assumptions made by management that are uncertain at the time the accounting estimates are made. While management has used its best estimates based upon facts and circumstances available at the time, different estimates reasonably could have been used in the current period, which may have a material impact on the presentation of the Company’s financial condition and results of operations. Management periodically reviews the estimates and assumptions and reflects the effects of revisions in the period they are determined to be necessary. The discussion under “Item 7 - Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Form 10-K describes the significant accounting estimates used in the preparation of the Company’s financial statements.

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

ITEM 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases during the three months ended September 30, 2007, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ 000’s) (1), (2), (3)
7/01/2007 – 7/31/2007	340,000	$18.87	340,000	$52,442
8/01/2007 – 8/31/2007	80,000	$13.04	80,000	$51,396
9/01/2007 – 9/30/2007	—	—	—	$51,396

Total	420,000	$17.76	420,000

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

(3)        The Company has disengaged from its stock repurchase program for the time being in order to invest available cash in its business.

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

10.1                                           Separation Agreement and Full and Final Release of Claims between Gevity HR, Inc. and Erik Vonk, dated November 2, 2007. *

10.2                                           Separation Agreement and Full and Final Release of Claims between Gevity HR, Inc. and Peter Grabowski, dated July 24, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 27, 2007 and incorporated herein by reference).

10.3                                           Offer Letter Agreement executed on August 3, 2007 between Gevity HR, Inc. and James Hardee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 7, 2007 and incorporated herein by reference).

10.4                                           Change in Control Severance Agreement executed on August 3, 2007 between Gevity HR, Inc. and James Hardee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 7, 2007 and incorporated herein by reference).

10.5                                           Offer Letter Agreement executed on August 3, 2007 between Gevity HR, Inc. and Garry Welsh (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 7, 2007 and incorporated herein by reference).

10.6                                           Change in Control Severance Agreement executed on August 3, 2007 between Gevity HR, Inc. and Garry Welsh (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 7, 2007 and incorporated herein by reference).

10.7                                           Amendment Number One to the Change in Control Severance Agreement executed on August 29, 2007 between Gevity HR, Inc. and Erik Vonk (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 31, 2007 and incorporated herein by reference).

10.8                                           Amendment Number One to the Change in Control Severance Agreement executed on August 29, 2007 between Gevity HR, Inc. and Clifford M. Sladnick (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 31, 2007 and incorporated herein by reference).

10.9                                           Revised Change in Control Severance Agreement executed on August 29, 2007 between Gevity HR, Inc. and James Hardee (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed August 31, 2007 and incorporated herein by reference).

10.10                                     Revised Change in Control Severance Agreement executed on August 29, 2007 between Gevity HR, Inc. and Garry Welsh (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed August 31, 2007 and incorporated herein by reference).

10.11                                     Change in Control Severance Agreement executed on August 29, 2007 between Gevity HR, Inc. and Paul E. Benz (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed August 31, 2007 and incorporated herein by reference).

31.1                                           Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2                                           Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32                                                    Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.

Dated: November 9, 2007	/s/ GARRY J. WELSH
Garry J. Welsh
Chief Financial Officer
(Principal Financial and Accounting Officer)