Form 10-K
period 2007-12-31
GEVITY HR INC
filed 2008-03-17
CIK 1035185

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
(Registrant's Telephone Number, Including Area Code): (941) 741-4300

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share Common Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates, based upon the closing price per share for the registrant's common stock as reported on the Nasdaq Global Select Market, was approximately $333.0 million.

         The number of shares of the registrant's common stock, outstanding as of February 29, 2008, was 23,312,826.

DOCUMENTS INCORPORATED BY REFERENCE

         PART III—Portions of the registrant's definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders of Gevity HR, Inc. expected to be held May 21, 2008, are incorporated herein by reference in Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Statements made in this report, including under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not purely historical may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), including without limitation, statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Words such as "may", "will", "should", "could", "would", "predicts", "potential", "continue", "expects", "anticipates", "future", "intends", "plans", "believes", "estimates", and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. Forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company's control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by forward-looking statements, including those described in "Item 1A. Risk Factors" and the risks that are described in the reports that the Company files with the Securities and Exchange Commission ("SEC").

        The Company cautions that the risk factors described in "Item 1A. Risk Factors" could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors. Further, management cannot assess the impact of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1.    BUSINESS

General

        Gevity HR, Inc. ("Gevity" or the "Company") specializes in providing small- and medium-sized businesses nationwide with a wide-range of competitively priced payroll, insurance and human resource ("HR") outsourcing services. Gevity helps employers:

  •
  Streamline HR administration.  Gevity takes the stress and effort out of payroll management and administration, benefits and benefits administration.

  •
  Optimize HR practices.  Gevity works with the client's team to build structure—policies, procedures and communications—for effective employment management, hiring practices and risk management over time.

  •
  Maximize people and performance.  Gevity helps hone the skills and capabilities of clients' staff and management for long-term employee retention and business success.

        Gevity's employment management solution is designed to positively impact its clients' business results by:

  •
  Increasing clients' productivity by improving employee performance and generating greater employee retention;

  •
  Allowing clients and their employees to focus on revenue producing activities rather than HR matters; and

  •
  Reducing clients' exposure to liabilities associated with non-compliance with HR-related regulatory and tax matters.

        Essentially, Gevity serves as the full-service HR department for these businesses, providing each employee with support previously only available at much larger companies.

        Gevity is a professional employer organization ("PEO"), which means the Company provides certain HR-related services and functions for clients under what is referred to as a co-employment arrangement. Under the co-employment arrangement, Gevity assumes certain HR/employment-related responsibilities, as provided for by a professional services agreement ("PSA") and as may be required under certain state laws. The co-employment relationship allows the PEO to become an employer of record and administrator for matters such as employment tax and insurance-related paperwork as well as relieving the client of these time-consuming administrative burdens. Because a PEO can aggregate a number of small clients into a larger pool, the PEO is able to create economies of scale—enabling smaller businesses to get competitively priced benefits.

        The core services typically provided by a PEO are payroll processing, access to health and welfare benefits and workers' compensation coverage. In addition to these core offerings, the Company's Gevity Edge™ PEO solution provides value-adding HR services such as employee retention programs, new hire support, employment practices liability insurance coverage and performance management programs, all designed to help clients effectively grow their businesses. Gevity is one of few PEOs with dedicated field-based HR Consultants. The Company's HR Consultants work directly with clients to provide HR expertise and HR strategies that can help drive their business forward, while lowering potential exposure to HR-related claims.

        Gevity also provides service to its clients through a non co-employment relationship. The non co-employment relationship between Gevity and its clients is also governed by a PSA. Under the non co-employment PSA, the employment related liabilities remain with the client and the client is responsible for its own workers' compensation insurance and health and welfare plans. The Company assumes responsibility for payroll administration (including payroll processing, payroll tax filing and W-2 preparation) and provides access to all of its HR services. This option became known as Gevity Edge Select™ and prior to 2007 did not have a significant impact on the Company's results of operations or financial position. During 2007 the Company increased its investment in Gevity Edge Select beginning with the acquisition of the payroll processing firm HRAmerica, Inc. ("HRA") on February 16, 2007. The Company acquired from HRA certain assets, including its client portfolio of approximately 145 clients (as measured by Federal Employer Identification Number ("FEIN") with approximately 16,000 client employees. Approximately 14,700 non co-employed client employees were acquired as of the date of the acquisition and approximately 1,300 co-employed client employees (8 clients) were acquired with an effective date of April 1, 2007. The acquisition provided the Company with technology and processes to enhance its non co-employment model, Gevity Edge Select. In addition to the purchase of HRA, contracts with a national provider for benefits administration and with national and regional brokers for insurance distribution had been signed in support of Gevity Edge Select.

        After completion of a comprehensive strategic review, the Company decided to focus on the growth of its core PEO offering, Gevity Edge. As such, on February 25, 2008, the board of directors approved a plan to discontinue the Company's non co-employment offering, Gevity Edge Select, effective immediately. The Company has been working closely with its existing non co-employed clients to provide a smooth transition to either its core Gevity Edge PEO offering or an alternative service provider. The Company plans to continue to operate the platform maintained in its service facility in Charlotte, North Carolina for an interim period to allow affected non co-employed clients to either transition to its core Gevity Edge offering or an alternative service provider. The Company intends to complete this transition and close its service facility in Charlotte, North Carolina no later than June 30, 2008. Approximately, 30 jobs will be eliminated in both the Company's service center in Charlotte, North Carolina and its branch office in Atlanta, Georgia. The Company expects to take a pre-tax charge in the range of $4.5 million to $5.5 million in the first half of 2008 related to the additional write-off of assets associated with Gevity Edge Select as well as the accrual of other exit costs including appropriate severance arrangements.

        The Company serves a diverse client base of small and medium-sized businesses in a wide variety of industries. The Company's clients have employees located in all 50 states and the District of Columbia. As of December 31, 2007, these clients and their employees were served by a network of 43 offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, New Jersey, New York, North Carolina, Tennessee and Texas. In addition, the Company has internal employees located onsite at certain client facilities. As of December 31, 2007, the Company served approximately 6,900 clients, as measured by individual client FEIN, with approximately 132,600 active client employees. For the year ended December 31, 2007, the Company's top 25 clients accounted for less than 10% of its client billings, with no single client representing more than 1% of its client billings.

        The Company's operations are conducted through a number of wholly-owned subsidiaries. The terms "Company" or "Gevity" as used in this report includes Gevity HR, Inc. and its subsidiaries.

        The Company was incorporated in Florida and consummated its initial public offering in 1997 after acquiring all of the assets of a predecessor professional employer organization business. In May 2002, the Company's shareholders voted to change the Company's name from "Staff Leasing, Inc." to "Gevity HR, Inc."

Human Resource Outsourcing Industry

        The Company believes that small and medium-sized businesses are the primary drivers of economic growth and the chief source of job growth. Dun & Bradstreet estimates that during 2007, 46% of the U.S. workforce was employed at these companies.

        These businesses are also potential HR outsourcing customers since many desire to outsource non-core business functions, reduce regulatory compliance risk, rationalize the number of service providers that they use, enhance their benefit offerings and reduce costs by integrating HR systems and processes.

        The National Association of Professional Employer Organizations ("NAPEO") defines the PEO industry as follows:

    Professional employer organizations (PEOs) enable clients to cost-effectively outsource the management of human resources, employee benefits, payroll and workers' compensation. PEO clients focus on their core competencies to maintain and grow their bottom line.

    Businesses today need help managing increasingly complex employee related matters such as health benefits, workers' compensation claims, payroll, payroll tax compliance, and unemployment insurance claims. They contract with a PEO to assume these responsibilities and provide expertise in human resources management. This allows the PEO client to concentrate on the operational and revenue- producing side of its operations.

    A PEO provides integrated services to effectively manage critical human resource responsibilities and employer risks for clients. A PEO delivers these services by establishing and maintaining an employer relationship with the employees at the client's worksite and by contractually assuming certain employer rights, responsibilities, and risk.

    PEOs provide:

    •
    Relief from the burden of employment administration.

    •
    A wide range of personnel management solutions through a team of professionals.

    •
    Assistance to improve employment practices, compliance and risk management to reduce liabilities.

    •
    Access to a comprehensive employee benefits package, allowing clients to be competitive in the labor market.

    •
    Assistance to improve productivity and profitability.

Professional Services Provided by the Company

        The Company provides a broad range of tools and services to its clients. These tools and services are primarily offered to the Company's clients on a "bundled" or all-inclusive basis. In addition to the Company's core services, clients may elect to offer health and welfare and retirement programs to their employees. The Company provides these core tools and services to its clients through the following methods:

        Streamline HR administration—Gevity takes the stress and effort out of payroll management and administration, benefits and benefits administration.

Payroll(1) + Payroll Administration

Services		Online Tools
Administrative processing:		Web-based HRMS(2) access For Administrators:
•	Payroll processing	•	Account information
•	W-2 preparation and delivery	•	Employee data
•	Tax processing and payment	•	Reports
•	Paid time off processing	For Employees:
•	Health and welfare plan processing	•	Personal information
•	Time and attendance service	•	Payroll history
Unemployment claims support
Payroll and HR-related reports

Benefits(1) + Benefits Administration

Services	Online Tools
Benefits and insurance plan options	Web-based HRMS access
Retirement plan options	For Administrators:
Workers' compensation insurance options	• Annual Benefits Enrollment
Employee Assistance Program	• Reports
For Employees:
• Benefits information

(1)
Gevity Edge Select clients retain their own benefits, and Gevity processes payroll and taxes using the clients' FEIN. Gevity can provide administrative support for unemployment claims and health and welfare benefits.

(2)
Oracle's Human Resource Management System ("HRMS").

        Optimize HR practices—Gevity works with clients to build structure—policies, procedures and communications—for effective employment management, hiring practices and risk management over time.

New Hire Support

Services	Online Tools
New hire forms kit	Job description creation tool
Interview process and procedures	Salary survey tool
Candidate background screening
Candidate drug testing

Policies + Procedures/Risk Management

Services	Online Tools
Policy and procedures audit	HR knowledge base tool
Risk assessment	•	Law summaries
Labor law posters	•	Model documents
Employment practices liability insurance	•	Model company policies
Employee relations consultations	•	News and trends
Separation counseling procedures
Employee handbook
HR forms library

        Maximize people and performance—Gevity helps hone the skills and capabilities of staff and management for long-term employee retention and business success.

Employee Development + Retention

Services	Online Tools
Essentials management training	Workplace compliance training
• managing and engaging employees
• interviewing
Harassment prevention program and training

Performance Management

Services	Online Tools
Performance management process	Performance appraisal tool
Progressive counseling procedures
Employee reward and recognition program

Clients

        The Company had clients classified in over 500 Standard Industrial Classification ("SIC") codes. The following table shows the Company's client distribution by major SIC code industry grouping for the years indicated, ranked as a percentage of client billings:

	Year Ended December 31,
Percentage of Client Billings by Industry
	2007	2006	2005
Services(1)	42.3%	41.2%	39.5%
Finance/Insurance/Real Estate	15.5	15.8	16.4
Manufacturing	11.7	12.2	12.0
Retail Trade	8.3	9.2	9.4
Wholesale Trade	7.9	6.8	7.3
Construction(2)	7.8	9.1	9.9
Transportation	2.9	2.3	2.0
Restaurants	2.4	2.0	1.9
Agriculture	1.1	1.3	1.5
Other	0.1	0.1	0.1

Total	100.0%	100.0%	100.0%

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

        As part of its current approach to client selection, the Company offers its Gevity Edge full service HR solution to businesses within specified industry codes. All prospective clients are evaluated individually on the basis of total predicted profitability. This analysis takes into account workers' compensation risk and claims history, unemployment claims history, payroll adequacy, and credit status.

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

        The Company considers industries to be high risk if there is a likelihood of a high frequency of on-the-job accidents involving client employees or a likelihood that such accidents will be severe. In addition, under the terms of the Company's workers' compensation agreement, prospective clients operating in certain industries or with historically high workers' compensation insurance claims experience must also be approved by the Company's insurance carrier before the Company enters into a contract to provide services.

        The Company also maintains a client review program that includes a detailed profitability and risk analysis of all of its existing clients. Based on the results of these analyses, the Company may modify its pricing or, if necessary, terminate certain clients that the Company believes would not contribute to its long-term profitability or otherwise be detrimental to its business.

        The Company's client retention rate for 2007 was approximately 79.2%. This rate is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period. The client retention rate is affected by a number of factors, including the natural instability of small businesses and the number of clients that were terminated by the Company as part of its client review program.

        All of the Company's clients are required to enter into a professional services agreement, which generally provides for an initial one-year term, subject to termination by the Company or the client at any time upon either 30 or 45 days prior written notice. Following the initial term, the contract may be renewed, terminated or continued on a month-to-month basis. Under the co-employment business service model, which covered approximately 98% of the Company's clients in 2007, the Company and the client each become a co-employer of the client's employees, and the Company operates as a licensed professional employer organization. Through Gevity Edge Select, clients were also offered the option to use the Company's services without the Company becoming a co-employer of the client's employees, in which case tax filings are made under the client's FEIN and the client provides its own workers' compensation insurance and health and welfare plans. As discussed in "Business—General," the Company has decided to exit the Gevity Edge Select business.

        The Company retains the ability to immediately terminate the client (and co-employment relationship, if applicable) upon non-payment by a client. The Company manages its credit risk through the periodic nature of payroll, client credit checks, owner guarantees, the Company's client selection process and its right to terminate the client and the co-employment relationship with the client employees, if applicable.

        Under the professional services agreement applicable to the co-employment model, employment-related liabilities are contractually allocated between the Company and the client. For instance, the Company assumes responsibility for, and manages the risks associated with, each client's employee payroll obligations, including the liability for payment of salaries and wages to each client employee, the payment of payroll taxes and, at the client's option, responsibility for providing group health, welfare and retirement benefits to such individuals. These Company obligations are fixed, whether or not the client makes timely payment of the associated service fee. In this regard, unlike payroll processing service providers, the Company issues to each of the client employees payroll checks drawn on the Company's bank accounts. The Company also reports and remits all required employment information and taxes to the applicable federal and state agencies and issues a federal Form W-2 to each client employee under the Company's FEIN.

        Under the co-employment model, the Company assumes the responsibility for compliance with employment-related governmental regulations that can be effectively managed away from the client's worksite. The Company provides workers' compensation insurance coverage to each client employee under the Company's master insurance policy. The client, on the other hand, contractually retains the general day-to-day responsibility to direct, control, hire, terminate, set the wages and salary of, and manage each of the client's employees. The client employee services are performed for the exclusive benefit of the client's business. The client also remains responsible for compliance with those employment-related governmental regulations that are more closely related to the day-to-day management of client employees. In some cases, employment-related liabilities are shared between the Company and the client.

        The following table summarizes the typical division of responsibilities for employment-related regulatory compliance under the Company's professional services agreement applicable to the co-employment model:

Gevity	Client

•
All rules and regulations governing the reporting, collection and payment of federal and state payroll taxes on wages, including: (i) federal income tax withholding provisions of the Internal Revenue Code; (ii) state and/or local income tax withholding provisions; (iii) Federal Income Contributions Act (FICA); (iv) Federal Unemployment Tax Act (FUTA); and (v) applicable state unemployment tax provisions, including managing claims

•
Applicable workers' compensation laws that cover: (i) procuring workers' compensation insurance; (ii) completing and filing all required reports; and (iii) claims processing

•
COBRA (Consolidated Omnibus Budget Reconciliation Act of 1986) continuation coverage for employees covered under health plans sponsored by Gevity

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

        Under the co-employment model, the Company charges its clients a professional service fee that is designed to yield a profit and to cover the cost of certain employment-related taxes, workers' compensation insurance coverage and HR services provided to the client. The component of the professional service fee related to HR management varies according to the size of the client, the amount and frequency of the payroll payments and the method of delivery of such payments. The component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. In addition, the client may choose to offer certain health, welfare and retirement benefits to its employees. The Company invoices each client for the service fee and costs of selected benefit plans, as well as the wages and other employment-related taxes of each client employee. The gross billings are invoiced at the time that each periodic payroll is delivered to the client.

        Under the professional services agreement applicable to the Gevity Edge Select or non co-employment model, employment-related liabilities remain with the client and the client is responsible for its own workers' compensation insurance and health and welfare plans. The Company assumes responsibility for administration of the payroll process, including payroll processing, payroll tax filing and W-2 preparation. In addition, the Company provides access to all of its HR services. Under the non co-employment model, the Company charges its clients a professional service fee designed to cover the cost of its services and yield a profit to the Company.

Service Delivery and Information Technology

        The Company delivers services using the power of local and national resources, on the clients' terms, by using these delivery components:

  •
  Gevity OnSite™.  Local HR consultants are available to work with clients onsite, either full time or on a regularly scheduled basis.

  •
  Gevity OnCall™.  A dedicated team of HR professionals is available by telephone to address payroll, benefits and general HR needs for clients and their employees at a designated number.

  •
  Gevity OnLine™.  Gevity clients and their employees have online access to view and update their information anytime via gevity.com. The Ask Gevity link on gevity.com provides up-to-date critical HR, compliance and regulatory information.

        In order to provide proactive client relationship management, each of the Company's clients is assigned a single HR consultant to serve as the client relationship manager. This allows the client to interface with the Company through a single point person.

        As of December 31, 2007, the Company had over 180 HR consultants with significant experience in the HR industry. Many of the Company's HR consultants hold industry recognized certifications from organizations such as the Society for Human Resource Management.

        In 2007, the Company undertook several client service improvement initiatives including the implementation of new customer relationship and knowledge management tools as well as the reorganization of the client service center organization. These investments are intended to better serve the Company's client base, achieve a high level of client satisfaction and allow the Company to improve both the efficiency and effectiveness of its operations.

        The Company processes payroll for the majority of its client employees using Oracle's HRMS and Payroll processing application. The Oracle systems enable the Company to effectively manage its existing operations and maintain appropriate controls. The Oracle HRMS and Payroll systems provide the Company with the capability to promptly and accurately deliver HR services and generate comprehensive management reports. The Company's information systems manage all data relating to client employee enrollment, payroll processing, administration, management information and other requirements of the clients' operations. The current systems have high-volume processing capabilities that allow the Company to produce and deliver payrolls to its clients, each configured to the needs of such clients. The February 2007 acquisition of HRA provided the Company with technology that operates on Ultimate Software's UltiPro platform to enhance its non co-employment model, Gevity Edge Select. In connection with its decision to exit the Gevity Edge Select business (see "Item 1.Business-General"), the Company will cease use of the UltiPro platform once all of the Gevity Edge Select clients are transitioned.

        The Company continues to enhance Gevity OnLine, which allows clients to input their payroll data directly into the Company's payroll applications via the Internet. Clients can regularly add or delete employees, view reports, and change payroll information. Gevity OnLine is integrated with the Company's Oracle HRMS and Payroll systems, Salesforce.com, Customer Relationship Management solution and financial reporting package, as well as the Company's comprehensive line of online tools and services. The Company believes that this full integration results in improved client satisfaction, as well as improved efficiencies and operating margins for the Company. Oracle's portal software provides the foundation, enabling a client configurable online experience, and the Company's custom-developed software provides additional ease of use and service capabilities. The combination of the Oracle systems for access and functionality and Gevity's proprietary online capabilities provides a unique solution capable of growing and adapting to the evolving needs of the Company's clients.

        The Company's information technology staff consisted of 95 employees at December 31, 2007. The Company believes the development of its information technology is an integral part of achieving its growth objectives and intends to continue to invest in its technology infrastructure.

Sales and Marketing

        The Company markets its services through a direct sales force which, as of December 31, 2007, consisted of 132 business development managers distributed throughout its 43 field offices. In the first quarter of 2008, the Company closed 5 field offices determined to be unprofitable. The Company plans to expand its national coverage in selected major metropolitan areas over the next few years. The Company's business development managers are compensated through a combination of salary and commission.

        The Company's client acquisition model subdivides all markets into individually assigned and identified sales territories and is intended to result in the development of market share by territory. The territory methodology promotes a focused and efficient approach to market penetration and facilitates a collaborative environment among business development managers.

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

Competition

        Gevity provides a comprehensive, full-service HR solution delivered through dedicated HR professionals and an advanced information technology platform. Gevity's HR consultants complement its total employment management solution, providing the resources and tools found in HR departments of large companies. The Company believes this model allows it to compete favorably in the highly fragmented industry of HR outsourcing for small and medium-sized businesses in which the primary bases of competition are the scope and quality of services delivered.

        The Company views its primary competitors in two categories. The first is single-point solution providers that offer only one, or a few, facets of the solution the Company provides its clients. These providers typically complement a business' in-house HR resources. This type of competitor is exemplified by information technology outsourcers and broad-based consulting and outsourcing firms that now provide, or seek to provide, HR outsourcing services. Another example of this type of competitor is consulting companies that perform narrowly defined, individual HR related projects, such as the development of HR strategy or the installation of an HR information system. The Company believes the breadth and integrated nature of its solution positions it well against this type of competitor.

        The second type of competitor identified by the Company is one that provides a more comprehensive HR solution and typically includes Administrative Service Organizations ("ASOs"), PEOs and other comprehensive HR outsourcers. These providers typically may be used in conjunction with a business' in-house HR resources, or they may be used in replacement of a business' in-house HR resources. The Company believes its on-site delivery model, the cost savings it can pass along to its clients due to its size, and the breadth of its service offering create competitive advantages and allow it to compete favorably with other PEOs and HR outsourcers.

        The Company believes that it operates one of the largest PEOs in the United States in terms of active client employees and revenues. Many of these businesses that utilize the co-employment business model, especially the larger ones such as Administaff, Inc., the PEO division of Automatic Data Processing, Inc. and the PEO division of Paychex, Inc., are capitalizing on the co-employment insurance model while offering additional core HR services. The Company expects competition to increase, and competitors to develop broader service capabilities.

Vendor Relationships

        The Company provides its services to its client employees under arrangements with a number of providers as described below.

  Workers' Compensation Insurance

        The following is a description of the Company's workers' compensation insurance program, which covers all clients who are insured under the co-employment model:

        The Company has had a loss sensitive workers' compensation insurance program since January 1, 2000. The program is insured by CNA Financial Corporation ("CNA") for the 2000-2002 program years. The program is currently insured by member insurance companies of American International Group, Inc. ("AIG") and includes coverage for the 2003-2007 program years. The insured loss sensitive programs provide insurance coverage for claims incurred in each plan year but which may be paid out over future periods dependent upon the nature and extent of the worksite injury. In states where private insurance is not permitted, client employees are covered by state insurance funds.

        Gevity purchased fully insured workers' compensation policies from AIG with varying deductible amounts (ranging from $0.5 million to $2.0 million) for the 2003 through 2007 policy years whereby AIG is responsible for paying the claims and the Company is responsible for paying to AIG the per occurrence deductible amount. In addition, during 2004, the Company purchased insurance from AIG to cover its workers' compensation claims liability up to the $1.0 million per occurrence deductible level for policy years' 2000-2002 (CNA remains the insurer on the underlying claims for these years).

        The workers' compensation program with AIG for policy years 2003-2007 consists primarily of two components. The first component consists of cash paid to AIG during each policy year related to policy expenses and program costs. This includes premium charges (for insurance of claims in excess of the deductible and certain stop loss coverage), taxes and administration costs. The amounts charged by

AIG are generally based upon the volume and classification of worker's compensation payroll. Except for the policy true-up provisions that occur 18 months after policy inception and are based upon the actual volume and classification of payrolls, as well as the claims administration cost based upon the volume of claims processed, this component is fixed and there is no return of premium. The second component of the workers' compensation program relates to the policy deductible. The Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG to cover claims to be paid within the Company's per occurrence deductible layer. AIG deposits the premiums into interest bearing loss fund collateral accounts for reimbursement of paid claims up to the per occurrence deductible amount. Interest on the loss fund collateral accounts (which will be reduced as the reimbursement of claims are paid out over the life of the policy) accrues to the benefit of the Company at fixed annual rates as long as the program, and the interest accrued under the program, remain with AIG as indicated in the table below. Information relating to the AIG policy years is as follows:

Program Year	Initial Loss Fund Collateral Premiums		Policy Year Deductible		Guaranteed Interest Rate	Minimum Program Life for Guaranteed Interest Rate
2003	$73.5 million	(1)	$1.0 million		2.42%	7 years
2003	$11.5 million	(1)	n/a		1.85%	7 years
2004	$111.4 million		$2.0 million	(2)	2.92%	10 years
2005	$100.0 million		$2.0 million	(2)	3.75%	10 years
2006	$90.0 million		$0.5 million		4.58%	10 years
2007	$66.5 million		$0.5 million		5.01%	10 years

(1)
The 2003 program year consists of two loss funds totaling $85.0 million.

(2)
For policy years 2004 and 2005, reinsurance was purchased by the Company's insurance subsidiary to effectively reduce the per occurrence deductible from $2.0 million to $1.0 million and $0.75 million, respectively.

        If a policy program year is terminated prior to the end of a guarantee period, the interest rate is adjusted downward based upon a sliding scale. The 2003-2007 program years provide for an initial loss fund collateral true-up 18 months after the program inception and annually thereafter. The true-up is calculated as the product of a pre-determined loss factor and the amount of incurred claims in the deductible layer as of the date of the true-up. The true-up may result in funds being released from the AIG loss fund collateral account to the Company or may require additional loss fund collateral payments by the Company to AIG. During 2007, AIG released approximately $45.9 million, net, relating to the annual loss fund collateral true-up and the finalization of outstanding prior year premium expense audits. The Company expects to receive approximately $17.0 million from AIG during 2008 in connection with the June 2008 annual true-up.

        In 2004, the Company entered into agreements with AIG and CNA whereby the Company paid $102.0 million to purchase insurance from AIG to cover the Company's workers' compensation claims liability up to the $1.0 million per occurrence deductible level for policy years' 2000-2002. Of the total premium paid to AIG, AIG deposited $88.9 million into an interest bearing loss fund account held by AIG and $5.5 million into an interest bearing escrow account held by CNA. The AIG loss fund account will be used by AIG to fund all claims under the program up to AIG's aggregate limit. Interest on the AIG loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate of 3.0% until all claims are closed. The CNA escrow account bears an interest rate based upon the rate as provided for in the facility into which it is deposited. Any agreed upon reduction in the escrow account between CNA and AIG will be deposited into the AIG loss fund account. AIG will return to the Company that portion of the loss fund account, if any, not used or retained to pay claims, including interest earned, at intervals of 36, 60, 84 and 120 months from the date of the inception of the agreement. The maximum return amount, which is based upon a pre-determined formula, at 36 and 60 months is limited to $5.5 million for each payment due, with no limit as to the return amount at 84 and 120 months. During 2007, CNA released $3.8 million of the escrow account which was deposited into the AIG loss fund account and AIG released $5.5 million to the Company in connection with the 36 month true-up.

        In December 2007, the Company renewed its AIG workers' compensation insurance policy for the 2008 program year. Under the 2008 program, the Company will be required to deposit $55.5 million into an interest bearing loss fund with a guaranteed interest rate of 3.19%, which will be used by AIG to fund losses up to the $1.0 million per occurrence deductible level.

        See the further discussion of the Company's workers' compensation policies at "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates-Workers' Compensation Receivable/Reserves".

  Employee Benefit Plans

        Following is a description of the Company's health plans, which are offered to all clients who are served under the co-employment model who meet the minimum participation and contribution requirements:

        Blue Cross and Blue Shield of Florida—Blue Cross and Blue Shield of Florida and its subsidiary Health Options, Inc. (together "BCBSF/HOI") is the Company's primary partner in Florida, delivering medical care benefits to approximately 21,000 Florida based client employees. The Company's policy with BCBSF/HOI is a minimum premium policy expiring September 30, 2008. Pursuant to this policy, the Company is obligated to reimburse BCBSF/HOI for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and aggregate stop loss coverage is provided to the Company at the level of 110% of projected claims. BCBSF/HOI does not require collateral to secure the Company's obligation to BCBSF/HOI related to incurred but not reported claims provided that a certain minimum coverage ratio is maintained by the Company.

        Aetna Health, Inc.—Aetna Health, Inc. ("Aetna") is the Company's primary medical care benefits provider for approximately 16,000 client employees throughout the remainder of the country. The Company's 2007/2008 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company's annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement. Beginning with the 2007 plan year, Aetna has agreed to eliminate the callable feature of the PPO plan that previously existed and differences in actual plan experience versus projected plan experience for the year will factor into subsequent year rates.

        UnitedHealthcare—In 2006, the Company announced the addition of UnitedHealthcare as an additional health plan option. As of December 31, 2007, UnitedHealthcare provides medical care benefits to approximately 5,000 client employees. The UnitedHealthcare plan is a fixed cost contract expiring September 30, 2008, that caps the Company's annual liability. Under the terms of the current agreement with UnitedHealthcare, this plan is no longer offered as an option for new co-employed clients after July 1, 2007. Coverage through UnitedHealthcare will continue to be an option for clients covered by UnitedHealthcare as of June 30, 2007.

        Other Medical Benefit Plans—The Company provides coverage under various regional medical benefit plans to approximately 1,000 client employees in various areas of the country, including Kaiser Foundation Health Plan, Inc. and Harvard Pilgrim Healthcare. Such regional medical plans are fixed cost contracts.

        Other Health Benefit Plans—The Company's dental plans, which include both a PPO and HMO offering, are provided by Aetna for all client employees who elect coverage. All dental plans are subject to guaranteed cost contracts that cap the Company's annual liability.

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

  401(k) Plans

        The Company offers to clients served under the co-employment model a 401(k) retirement plan, designed to be a multiple employer plan under Section 413(c) of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act ("ERISA").

Internal Company Employees

        As of December 31, 2007, the Company employed approximately 900 internal employees of whom approximately 420 were located at the Company's headquarters in Bradenton, Florida. The remaining employees were located in the Company's field offices or in some cases onsite at client locations. None of the Company's internal employees are covered by a collective bargaining agreement.

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

        Other federal and state laws and regulations are relatively new, and administrative agencies and federal and state courts have not yet interpreted or applied these regulations to the Company's business or its industry. The development of additional regulations and interpretation of those regulations can be expected to evolve over time. In addition, from time to time, states have considered, and may in the future consider, imposing certain taxes on gross revenues or service fees of the Company and its competitors.

        Thirty-two states, including eleven states where the Company has offices (Alabama, Arizona, California, Florida, Illinois, Minnesota, New Jersey, New York, Nevada, North Carolina, and Texas), have passed laws that have licensing, registration or other regulatory requirements for professional employer organizations, and several other states are currently considering similar regulations. Such laws vary from state to state, but generally codify the requirements that a professional employer organization must reserve a right to hire, terminate and discipline client employees and secure workers' compensation insurance coverage. The Company delegates or assigns such rights to the client where allowed under state law. Currently, New Hampshire is the only state where such delegation is not allowed. The laws also generally provide for monitoring the fiscal responsibility of professional employer organizations and, in many cases, the licensure of the controlling officers of the professional employer organization.

        In addition, some states through legislative or other regulatory action may propose to modify the manner in which the Company is allowed to provide services to its clients. Such regulatory action could increase the administrative cost associated with providing such services.

        The Company believes that its operations are currently in compliance in all material respects with applicable federal and state statutes and regulations.

  401(k) Plans

        In order to qualify for favorable tax treatment under the Code, 401(k) plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an "employer" of certain workers for federal employment tax purposes if an employment relationship exists between the entity and the workers under the common law test of employment. In addition, the officers of a corporation are deemed to be employees of that corporation for federal employment tax purposes. The common law test of employment, as applied by the Internal Revenue Service ("IRS"), involves an examination of many factors to ascertain whether an employment relationship exists between a worker and a purported employer. Such a test is generally applied to determine whether an individual is an independent contractor or an employee for federal employment tax purposes and not to determine whether each of two or more companies is a "co-employer." Substantial weight is typically given to the question of whether the purported employer directs and controls the details of an individual's work. The courts have provided that the common law employer test applied to determine the existence of an employer-employee relationship for federal employment tax purposes can be different than the common law test applied to determine employer status for other federal tax purposes. In addition, control and supervision have been held to be less important factors when determining employer status for ERISA purposes.

  ERISA Requirements

        Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines an "employer" as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term "employee" as "any individual employed by an employer." The courts have held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. However, in applying that test, control and supervision are less important for ERISA purposes when determining whether an employer has assumed responsibility for an individual's benefits status. A definitive judicial interpretation of "employer" in the context of a professional employer organization or employee leasing arrangement has not been established.

        If the Company were found not to be an employer for ERISA purposes, its former 401(k) retirement plan would not comply with ERISA. Further, the Company would be subject to liabilities, including penalties, with respect to its cafeteria benefits plan for failure to withhold and pay taxes applicable to salary deferral contributions by its clients' employees. In addition, as a result of such a finding, the Company and its plans would not enjoy, with respect to client employees, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulation, as well as to claims based upon state common laws.

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

Significant Transactions in 2007

  Acquisition of HRAmerica, Inc.

        As discussed in "Business-General", the Company acquired certain assets, including the client portfolio, of HRA a human resource outsourcing firm that offered fundamental employee administration solutions including payroll processing to its clients. The acquisition provided the Company with technology and processes to enhance its non co-employment model. The purchase price for the acquired assets was approximately $10.9 million (including direct acquisition costs of approximately $0.7 million), which the Company paid in cash from its revolving credit facility. Of this amount, $1.4 million is being held in an escrow account and is included in short-term marketable securities—restricted at December 31, 2007. The amounts held in escrow represent purchase price contingencies related to potential earn outs and the achievement of certain client retention percentages up through the first anniversary date of the acquisition. Unearned escrow amounts, if any, will be returned to the Company. The Company does not believe that any purchase price contingency amounts will be paid out to the former owners of HRA.

  Impairment Loss

        During the fourth quarter of 2007, the Company evaluated the long-lived and intangible assets of the Gevity Edge Select segment for impairment based upon various factors including: the low fair value of the Gevity Edge Select segment obtained in connection with the annual test for goodwill impairment under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the accumulation of costs significantly in excess of amounts originally anticipated for the HRA integration and the re-launch of Gevity Edge Select, current period operating losses, and the forecast of continued operating losses. The Gevity Edge Select segment is comprised substantially of the assets acquired in the HRA acquisition. At the time of the impairment testing the Gevity Edge Select asset group was classified as an asset to be held and used (see Note 7 to the consolidated financial statements beginning on page F-1 for additional discussion regarding the impairment and "Business-General" for information regarding the Company's subsequent decision to exit the Gevity Edge Select business). Based upon the results of the impairment analysis the Company recorded an impairment loss on the long-lived assets of Gevity Edge Select of $8.5 million which included the write-down of property, plant and equipment, client service agreements and goodwill.

  Share Repurchase Program

        On August 15, 2006, the Company announced that the board of directors authorized the repurchase of up to $75.0 million of the Company's common stock under a new share repurchase program. Share repurchases under the new program may be made through open market purchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate, based on a variety of factors including price, regulatory requirements, overall market conditions and other corporate opportunities. As of March 31, 2007, the Company had purchased 1,650,684 shares of its common stock under this new program at a total cost of $36.5 million. On April 20, 2007, the Company's board of directors authorized an increase to this share repurchase program bringing the repurchase amount authorized back up to $75.0 million. As of December 31, 2007, total shares repurchased under this program since its inception in August 2006 were 2,886,884 shares at a total cost of $60.1 million. Total shares repurchased under this program during 2007 were 1,543,121 at a total cost of $30.3 million. The Company has suspended its share repurchase program for the time being in order to invest available cash in its business.

        All repurchased shares were initially held as treasury shares. During the third quarter of 2007, the Company retired 8,732,527 shares of its common stock, which had been held in treasury. In connection with the retirement of these shares, the Company reclassified $149.6 million of the costs associated with these treasury shares to additional paid-in capital.

        See "Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for information regarding the 2007 fourth quarter common stock repurchase transactions.

Executive Officers of the Registrant

        The following table sets forth certain information with respect to each person who is an executive officer of the Company as of March 13, 2008:

Name	Age	Position
Garry Welsh	44	Senior Vice President and Chief Financial Officer, and Interim Chief Executive Officer
Paul Benz	48	Senior Vice President and Chief Information Officer
James Hardee	52	Senior Vice President and Chief Sales and Marketing Officer
Clifford M. Sladnick	51	Senior Vice President and Chief Administrative Officer

        Garry Welsh joined Gevity as Interim Chief Financial Officer in May 2007. Mr. Welsh was appointed Senior Vice President and Chief Financial Officer in August 2007. Additionally, in November 2007 the board of directors appointed Mr. Welsh the Company's Chief Executive Officer to serve on an interim basis. The board has designated Mr. Welsh to act in this capacity where required, including in connection with the filing of the Company's public filings with the Securities and Exchange Commission. Prior to joining the Company, Mr. Welsh was managing director of Sheridan Blake Consulting Limited during 2006 and GJW Consulting during 2006 and 2007. From September 2002 to March 2005, Mr. Welsh was the Global Chief Operating Officer of Barclays Private Bank in London.

        Paul Benz joined Gevity in June 2006 as Senior Vice President and Chief Information Officer and is responsible for the Company's information technology and service center organization. Prior to joining the Company, Mr. Benz held several executive information technology and finance positions with PriceWaterhouseCoopers and Pepsico. From 2004 to 2006 he directed the Southeast region of PriceWaterhouseCoopers' Information Technology Effectiveness practice. From 2001 to 2004, Mr. Benz served in various executive roles with Pepsico including Vice President, Finance and Information Technology and Vice President, Merger Integration.

        James Hardee joined Gevity in August 2007 as Senior Vice President and Chief Sales and Marketing Officer. Prior to that, Mr. Hardee held various sales, marketing, management and executive positions with IBM Corporation. Among his positions at IBM were VP of Sales, VP of Services, VP of ibm.com, VP of Worldwide Sales, Director of Operations/Marketing and Business Unit Executive.

        Clifford M. Sladnick has served as Senior Vice President and Chief Administrative Officer since July 2005. Prior to joining the Company, Mr. Sladnick served as Managing Director and Acquisition Advisory Practice Leader for Dresner Companies from June 2004 to July 2005. From November 2003 to June 2004 Mr. Sladnick was co-owner of Hampden Partners. From February 2000 to November 2003, Mr. Sladnick served as Vice President, Acquisitions and Business Development, for the Brunswick Corporation, and from 1990 to 1999, he held positions of Senior Vice President, General Counsel and Corporate Secretary of St. Paul Bancorp, Inc. From 1981 to 1990, Mr. Sladnick was a partner in the corporate department of the law firm of McDermott, Will & Emery. On February 26, 2008, Mr. Sladnick resigned his position as Senior Vice President and Chief Administrative Officer of the Company effective July 31, 2008.

Available Information

        You may read and copy any document the Company files with the SEC at the SEC's public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 to obtain more information regarding the public reference room. The SEC also maintains an Internet site at www.sec.gov that contains periodic and current reports, proxy statements and other information filed electronically by public issuers (including the Company) with the SEC.

        The Company also makes available all reports and other documents it files or furnishes pursuant to the Exchange Act free of charge through the Investor Relations page on its website, www.gevity.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.

        The Company has adopted a Code of Business Conduct and Ethics, which applies to all employees and members of the board of directors of the Company, including the Chief Executive Officer, Chief Financial Officer and other senior financial officers of the Company, a copy of which is available through the Investor Relations page on the Company's website, www.gevity.com. The Company intends to disclose any amendments of, or waivers to, the Code of Business Conduct and Ethics on the Investor Relations page of its website. In addition, the Company makes available, through its website, statements of beneficial ownership of the Company's equity securities filed by its directors, executive officers and 10% beneficial holders under Section 16 of the Exchange Act. The Company also posts on its website the charters for its Audit Committee, Compensation Committee, Nominating/Corporate Governance Committee and Executive Committee.

        Copies of these documents may also be obtained from the Company, excluding exhibits, at no cost, by writing to the Company at 9000 Town Center Parkway, Bradenton, FL 34202, Attention: Investor Relations, by telephoning the Company at 1-800-2GEVITY or by sending the Company an email via the Investor Relations page of its website, www.gevity.com.

        The information on the Company's website and its content are for your convenience only. The information contained on or connected to our website is not incorporated by reference into this report or filed with the SEC.

ITEM 1A.    RISK FACTORS

        In addition to other information contained in this filing, the following risk factors should be considered carefully in evaluating our business. Each of these risks is subject to many factors beyond our control. If we are not successful in managing our operating strategy, and each of its elements, we expect our results of operations will be adversely affected and our stock price will decline.

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

        Financial Risks.    We may finance an acquisition with cash, by issuing equity securities (which could be dilutive to existing shareholders) or by incurring debt (which would increase our leverage and interest expense and could impose additional restrictive covenants). We cannot assure you that we will be able to access the capital markets for these transactions, and, even if we were able to do so, we cannot assure you we would be able to obtain commercially reasonable terms for any such financing.

        Legal Risks.    An acquired company may have liabilities that are difficult to assess, for which there are inadequate reserves and that may be significant. For example, employee benefit plans of an acquired company could result in liability due to the plan's failure to comply with applicable laws and regulations. Further, there may be acquisition-related disputes, including disputes over earn-outs, indemnities and escrows.

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

  •
  market acceptance of new services;

  •
  our ability to achieve our strategy and long-term performance standards, including opening new geographic offices and our ability to pass through costs of our products and services, such as rising health insurance premiums, among other elements of our strategy;

  •
  charges due to workers' compensation claims, health insurance claims, and state unemployment taxes;

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

  Our short-term results may be negatively impacted due to changes in health insurance claims, state unemployment tax rates and workers' compensation rates, which we may not be able to immediately pass through to our clients.

        Health insurance costs, workers' compensation and employment practices liability insurance rates and state unemployment taxes are primarily determined by our claims experience and comprise a significant portion of our actual costs. Should we experience a significant increase in claims activity, we may experience a substantial increase in our health insurance premiums, unemployment taxes, or workers' compensation and employment practices liability insurance rates. Our ability to pass such increases through to our clients on a timely basis may be delayed and our clients may not agree to the increases, which could have a material adverse effect on our financial condition, results of operations and cash flows.

  We are dependent upon key personnel, and the recruitment and retention of key employees may be difficult and expensive.

        We believe that the successful operation of our business is dependent upon our retention of key personnel including our executive team. In general, the employment of our key personnel may be terminated by either the employee or us at any time, without cause or advance notice, subject to severance obligations under specified circumstances. If any of these individuals were unable or unwilling to continue working for us, we could have difficulty finding a replacement, and our operations and profitability could be adversely affected, which would likely have an adverse impact on the price of our common stock. In addition, we are not the beneficiary under any life insurance contracts covering any of our key personnel. We also rely heavily upon stock options to supplement compensation for many of our key employees, and if we continue to grant options to these employees, the treatment of options as an expense in response to regulatory requirements may significantly increase our reported costs.

  If we cannot attract and retain qualified individuals, the quality of our services may deteriorate and our results of operations could be adversely affected.

        Our success depends upon our ability to attract and retain qualified personnel including HR consultants and business development managers ("BDMs") who possess the specific skills and experience necessary to identify, acquire and retain clients. Finding and retaining qualified personnel is difficult because of the specific skill set that we require in order for us to adequately operate in the complex HR regulatory environment. We compete for qualified personnel not only with other HR service providers, but also with internal HR departments. Our ability to attract and retain qualified personnel including HR consultants and BDMs could be impaired by any diminution of our reputation, decrease in compensation levels, restructuring of our compensation system, or competition from our competitors.

  Our insurance-related loss reserves may be inadequate to cover our ultimate liability for losses and as a result our financial results could be materially and adversely affected.

        We maintain loss reserves to cover our liabilities for the costs of our health care and workers' compensation programs. These reserves are not an exact calculation of our liability, but rather are estimates based on a number of factors including but not limited to actuarial calculations, current and historical loss trends and payment patterns, the number of open claims, developments relating to the actual claims incurred, medical trend rates and the impact of acquisitions, if any. Variables in the reserve estimation may be affected by both internal and external factors, such as changes in claims handling procedures, fluctuations in the administrative costs associated with the program, economic inflation, interest rates, legal determinations and legislative changes. Although our reserves estimates are regularly refined as historical loss experience develops and additional claims are reported and settled, because of the uncertainties of estimating loss reserves, we cannot assure you that our reserves are adequate, and actual costs and expenses may exceed our reserves. If our reserves are insufficient to cover actual losses we may incur potentially material charges to our earnings.

  Our results of operations may be adversely affected if insurance coverage for workers' compensation or medical benefits is not available or if we lose relationships with our key providers.

        As part of our full range of services, we offer medical benefits coverage and workers' compensation insurance to our clients. We depend on a small number of key providers for the majority of our medical benefits and workers compensation coverage, including AIG, BCBSF/HOI, UnitedHealthcare and Aetna. If any of our insurance providers discontinue coverage, the time and expense of providing replacement coverage could be disruptive to our business and could adversely affect our operating results and financial condition. Replacement coverage could lead to client dissatisfaction and attrition (especially since most clients may terminate with either 30 or 45 days notice) due to the lack of continuity between coverage providers and the difference in the terms and conditions of their respective coverage plans. In addition, if at any time we are unable to renew our existing policies on financial terms and premium rates acceptable to us, our ability to provide such insurance and benefits to our clients would be adversely impacted, which could lead to significant client attrition, and our results of operations could be adversely affected. Our inability to renew existing policies may jeopardize compliance with state regulatory requirements and subject us to fines and extra costs to satisfy the state requirements or, at worst, eliminate our ability to provide services in those states. The loss of our ability to provide services, even for a short period, would negatively impact our image with our clients and could lead to the termination of our service agreements and our results of operations may be adversely affected.

  We may be required to provide significant cash collateral for our obligations to our insurance providers and the amount of cash necessary to provide that collateral may increase in the future.

        Our workers' compensation provider requires, and our health care insurance providers may in the future require, cash collateralization of our insurance plans. The extent of such requirements is dependent upon several factors such as our financial condition, as well as the workers' compensation and health insurance claims experience of our clients. We have little control over our clients' claims experience except in the decision to initially accept and retain such clients. These collateral requirements may affect our need for capital, as well as our profitability. We may not be able to raise or provide the additional capital or collateral, if needed. In addition, we may be required to post additional collateral for the benefit of our insurance providers as a result of growing our business, which amounts could be significant, and may cause a significant amount of our cash to be restricted from other uses.

  Our workers' compensation receivable from AIG represents a significant concentration of credit risk. If AIG were to default on its obligations our results of operations would be materially and adversely affected.

        As of December 31, 2007, we have a workers' compensation receivable from AIG of approximately $122.3 million for premium payments made to AIG for program years 2000-2007 in excess of the present value of the estimated claims liability and the related accrued interest receivable on those payments. If AIG were to cease operations or otherwise default on this obligation we may not be able to recover the receivable and our results of operations, financial condition and cash flow would be materially and adversely affected.

  Our ability to manage health care costs affects our profitability.

        Our profitability depends in part on our ability to appropriately predict and manage future health care costs through underwriting criteria and negotiation of favorable contracts with health care plan providers. The aging of the population and other demographic characteristics, the introduction of new or costly treatments resulting from advances in medical technology and other factors continue to contribute to rising health care costs. Government-imposed limitations on Medicare and Medicaid reimbursements have also caused the private sector to assume a greater share of increasing health care costs. Changes in health care practices, inflation, new technologies, increases in the cost of prescription drugs, direct-to-consumer marketing by pharmaceutical companies, clusters of high cost cases, utilization levels, changes in the regulatory environment, health care provider or member fraud and numerous other factors affecting the cost of health care can be beyond any health plan provider's control and may adversely affect our ability to predict and manage health care costs, as well as our business, financial condition and operating results.

        We use actuarial data to assist us in analyzing and projecting these amounts, however, we and our carriers may not be successful in managing the cost of our plans. Accordingly, our costs under our health benefit plans may exceed our estimates, requiring us to fund the difference. Any significant funding obligation may have a material adverse effect on our financial condition, results of operations and liquidity.

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

        While we currently have offices in 14 states and client employees in all 50 states and the District of Columbia, billings from our Florida operations accounted for approximately, 55% in 2005, 56% in 2006 and 50% in 2007. As a result of the size of our base of client employees in Florida and anticipated continued growth from our Florida operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in Florida. As the Florida economy experiences an economic downturn and its growth rate slows, our profitability and growth prospects, or perception of these things, may be adversely affected. In addition, there is no assurance that we will be able to duplicate in other markets the revenue growth and operating results experienced in Florida.

  Our headquarters, many of our clients' headquarters, and the facilities of many of the third parties on which we rely to provide us and our clients with critical services are located in an area of the United States that is susceptible to hurricane damage and other natural disasters.

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

  We may find it difficult to expand or maintain our business in certain states due to varying state regulatory requirements and the existing competitive environment.

        We currently operate primarily in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Minnesota, Nevada, New Jersey, New York, North Carolina, Tennessee and Texas. Future growth or maintenance of our operations in these states or additional states depends, in part, on the regulatory and competitive environment in such states. In order to operate effectively in a state, we must obtain all necessary regulatory approvals, adapt our procedures to that state's regulatory requirements and adapt our service offerings to local market conditions. In certain states, we may determine that the costs of doing business exceeds our actual or anticipated financial performance resulting in a reduction or cessation of operations within such state or decision not to expand into a state. We are also subject to additional competition from regional and local competitors in the markets in which we expand. In the event that we expand into additional states, we may not be able to duplicate in other markets the financial performance experienced in our current markets and could experience losses as a result.

  We operate in a complex regulatory environment and failure to comply with applicable laws and regulations could adversely affect our business.

        The HR outsourcing and PEO environment is subject to a number of federal and state laws and regulations, including those applicable to payroll practices, taxes, benefits administration, insurance, wage and hour, employment practices and data privacy. Because our clients have employees in states throughout the United States, we must perform our services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret, may conflict and may change over time, and the addition of new services may subject us to additional laws and regulations. Many of these laws and regulations were instituted prior to the development of the professional employer organization industry, and therefore can be difficult to interpret or assess and may change over time. As a result of uncertainty and inconsistency in the interpretation and application of many of these laws and regulations, from time to time we have had disagreements with regulatory agencies in various states, some of which have resulted in administrative proceedings between a state agency and us. If we are unable to continue to provide certain contractual obligations, such as the payment of employment taxes on the salaries and wages paid to client employees, due to an adverse determination regarding our regulatory status as an "employer", our clients may be held jointly and severally liable for such payments. Violation of these laws and regulations could subject us to fines and penalties, damage our reputation, constitute breach of our client contracts and impair our ability to do business in various jurisdictions or in accordance with established processes.

        In addition, many states in which we operate have enacted laws that require licensing or registration of professional employer organizations, including Florida, our largest market, and Texas, and additional states are considering such legislation. We may not be able to satisfy the licensing requirements or other applicable regulations of any particular state, or we may be unable to renew our licenses in the states in which we currently operate upon expiration of such licenses, which could prevent us from providing services to client employees in a certain state. In addition, many of these states have reciprocal disciplinary arrangements under which disciplinary action in one state can be the basis for disciplinary action in one or more other states. Future changes in or additions to these requirements may require us to modify the manner in which we provide services to our clients, which may increase our costs in providing such services.

        We are also increasingly affected by legal requirements relating to privacy of information. We anticipate that additional federal and state privacy laws and regulations beyond the federal Health Insurance Portability and Accountability Act of 1996 and the regulations promulgated thereunder will continue to be enacted and implemented. The scope of any such new laws and regulations may be very broad and entail significant costs for us to be in compliance.

  If our captive insurance subsidiary is not recognized as an insurance company we may be subject to additional and/or accelerated tax payments.

        When delivering our HR outsourcing solution to clients through a co-employment relationship, we are usually responsible for providing workers' compensation coverage to our clients' employees. A portion of this coverage is arranged through a wholly owned captive insurance subsidiary (the "Captive"). We recognize the Captive as an insurance company for income tax purposes with respect to our income tax returns. While we have determined it is more likely than not the Captive qualifies as an insurance company, in the event the taxing authorities were to assert that the Captive does not qualify as an insurance company and were such assertion ultimately upheld, we could be required to make additional income tax payments and/or accelerate income tax payments that we otherwise would have deferred until future periods.

  We face direct and overlapping competition from a number of other companies which may affect our ability to retain existing clients and attract new clients.

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

        If our competitive advantages are not compelling or sustainable and we are not able to effectively compete with competitors, then we may not be able to increase or maintain our clients at profitable levels or at all.

  The market for our services and our revenue growth depends on our ability to use the Internet as a means of delivering HR services and this exposes us to various security risks.

        We rely on the Internet as a primary mechanism for delivering services to our clients and use public networks to transmit and store extremely confidential information about our clients and their employees. Our target clients may not continue to be receptive to HR services delivered over the Internet because of concerns over transaction security, user privacy, the reliability and quality of Internet service and other reasons. A security breach could disrupt our operations, damage our reputation and expose us to litigation and possible liability. We may be required to expend significant capital and other resources to address security breaches, and we cannot be certain that our security measures will be adequate. In addition, emerging or uncertain laws and regulations relating to Internet user privacy, property ownership, consumer protection, intellectual property, export of encryption technology, and libel could impair our existing Internet usage. This could decrease the popularity or impede the expansion of the Internet and decrease demand for our services. If we become subject to the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services, our profitability and growth prospects may be adversely affected.

  We are dependent upon technology services, and any damage, interruption, security breach or failure in our computer and telecommunications systems could adversely affect our existing client relationships and our ability to attract new clients.

        Our business could be interrupted and we may lose data as a result of damage to or disruption of our computer and telecommunications equipment and software systems from natural disasters, floods, fire, power loss, hardware or software malfunctions, penetration by computer hackers, terrorist acts, vandalism, sabotage, computer viruses, vendor performance failures or insolvency, and other causes. Our business involves the storage and transmission of sensitive information about our clients and their employees and any system or equipment failure or security breach we experience could adversely affect our clients' businesses, and could expose us to a risk of loss of this sensitive information, damage to our goodwill and reputation, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to client data, our reputation will be damaged, our business may suffer and we could incur significant liability. The precautions that we have taken to protect ourselves and minimize the impact of such events (such as our disaster recovery plans and encryption of sensitive information) may not be adequate, and we may be unable to recover data used in our operations or prevent unauthorized access to our client and employee data. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed, and we could lose sales and clients.

  We may not be able to keep pace with changes in technology

        To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our clients. Our future success will depend on our ability to enhance capabilities and increase the performance of our internal use systems, particularly our systems that meet our clients' requirements. We continue to make significant investments related to the development of new technology. If our systems become outdated, we may be at a disadvantage when competing in our industry. There can be no assurance that our efforts to update and integrate systems will be successful. If we do not timely integrate and update our systems, or if our investments in technology fail to provide the expected results, there could be an adverse impact to our business and results of operations.

  We depend on the technology of third parties licensed to us, and the loss or inability to maintain these licenses or errors in the software we license could result in increased costs, reduced service levels and delayed sales of our products and services.

        We rely on third-party vendors for software, and if their products are not available, or are inadequate, our business could be seriously harmed. For example, we process payroll for most of our client employees using Oracle's Human Resources Management System (HRMS) and Payroll processing applications. Our service delivery capability incorporates and relies on Oracle software that we license directly from Oracle. If Oracle or our other software vendors change or fail to maintain a product that we are using or do not permit use of that product by our clients or us, or if our licensing agreements are terminated or not renewed, we could be forced to delay or discontinue our services until substitute technology can be found, licensed and installed. We could also be forced to pay significantly higher licensing fees with respect to such substitute technology. In addition, our products depend upon the successful operation of third-party services and products, and any undetected errors in these products could prevent the implementation or impair the functionality of our products, delay new product introductions, and harm our reputation and sales.

  Our business depends on the confidentiality, integrity and availability of the data in our technology infrastructure.

        Our ability to provide effective and efficient service to our customers, and to accurately report our financial results, depends on the confidentiality, integrity and availability of the data in our technology infrastructure including our service delivery system. As a result of technology initiatives, changes in our system platforms and integration of new business acquisitions, we operate a number of different systems requiring frequent maintenance, expansion, replacement and upgrades. If the information we rely upon to run our business were found to be inaccurate or unreliable, or if such information were to be lost or corrupted in the process of consolidating, upgrading, expanding or replacing all or part of our technology infrastructure, or if we otherwise fail to maintain our information systems and data integrity effectively, we could face damage to our reputation and ability to attract and retain clients, have increases in operating expenses or suffer other adverse consequences. In addition, failure to consolidate, upgrade, expand or replace all or part of the components of our technology infrastructure successfully could result in higher than expected costs and diversion of management's time and energy, which could materially impact our business, financial condition and operating results.

  Our professional services agreement allows clients to terminate their relationship with us upon either 30 or 45 days notice, and as a result, we could lose a significant number of customers in a short period of time.

        In order to utilize our professional services, each of our clients is required to enter into our professional services agreement, which generally provides for an initial one-year term, subject to termination by our client or us at any time upon either 30 or 45 days prior written notice. Following the initial term, the contract may be renewed, terminated or continued on a month-to-month basis. As a result, a significant number of our clients may terminate their agreement with us at any time. In particular, they may decide to discontinue our services or their relationship with us due to our attempts to increase our services fees or increase our medical or workers' compensation insurance charges. Clients may also be unwilling to pay for broadened service offerings if additional or increased fees accompany such changes. These termination provisions could cause us to lose a significant number of customers in a short period of time or make it difficult for us to increase our prices, thereby adversely affecting our results of operations.

  As a result of our co-employment relationship with most of our clients and client employees, we may be subject to liabilities as a result of their acts or omissions.

        We enter into a contractual relationship with each of our clients, whereby the client transfers certain employment-related risks and liabilities to us and retains other risks and liabilities. Many federal and state laws that apply to the employer-employee relationship do not specifically address the obligations and responsibilities of this "co-employment" relationship. Consequently, we may be subject to liability for violations of employment or discrimination laws, including violations of federal and state wage and hour laws, by our clients despite the contractual division of responsibilities between us, even if we do not participate in such violations. This risk is increased with respect to clients serviced by our HR consultants who are located on-site at our clients' offices and who are designated service representatives of one or two clients because of their greater presence on a client's premises and potential involvement in client employee relations. In addition, our client employees may also be deemed to be acting as our agents, subjecting us to further liability for the acts or omissions of such client employees. Although our professional services agreement provides that the client will indemnify us for any liability attributable to its own or its employees' conduct, we may not be able to effectively enforce or collect such contractual indemnification. Any such liability imposed upon us could have a material adverse impact on our results of operations, financial condition and cash flows.

  Because we assume the obligation to make wage, tax and regulatory payments of behalf of our clients, we are exposed to certain credit risks with respect to our clients.

        Under the terms of our professional services agreement, for clients serviced on a co-employed basis we generally assume responsibility for and manage the risks associated with each of our client's employee payroll obligations, including the payment of salaries, wages and associated taxes, and, at the client's option, the responsibility for providing group health, welfare and retirement benefits to each client employee. In this "co-employment" relationship, we directly assume these obligations, and unlike payroll processing service providers, we issue payroll checks to each client employee drawn on our own bank accounts. In several states, we may be required to pay taxes, benefits and other amounts related to payroll regardless of whether the client timely funds such payments to us. For clients serviced either on a co-employed or non co-employed basis who meet certain financial underwriting requirements, Gevity may issue payroll to a client's employees prior to irrevocable receipt of payroll, taxes and associated service fees. If we are unable to collect these payments from our larger clients, there may be a material adverse effect on our results of operations, financial condition and cash flows.

  We may make errors and omissions in performing our services, which could subject us to losses and fines and harm our reputation.

        Our payroll processing and related administrative services are subject to various risks resulting from errors and omissions in filing tax returns covering employment-related taxes, paying tax liabilities with respect to those returns, transmitting funds to benefit plans, billing clients and paying wages to our clients' employees. Tracking, processing and paying such amounts and administering retirement and other benefit plans is complex. Errors and omissions have occurred in the past and may occur in the future in connection with these services. We and our clients are subject to cash penalties imposed by tax authorities for late filings or underpayment of taxes or required plan contributions. We may also transfer to or withdraw funds from the wrong party in error or transfer or withdraw incorrect amounts and may not be able to correct the error or retrieve the funds. These penalties could, in some cases, be substantial and could harm our business and operating results. Our human resources consulting services also entail the risk of errors and omissions. Additionally, our failure to fulfill our obligations under our professional service agreements could harm our reputation, our relationship with our clients and our ability to gain new clients.

  If we are determined not to be an "employer" pursuant to applicable ERISA and IRS rules and regulations, we may be subject to additional regulations and liabilities.

        If it is determined that we are not the "employer" for purposes of ERISA, we could be subject to liabilities, including penalties, with respect to our cafeteria benefits plan operated under Section 125 of the Internal Revenue Code of 1986, as amended, for failure to withhold and pay taxes applicable to salary deferral contributions by our client employees. As a result of such a finding, we and our plans may not enjoy, with respect to our client employees, the preemption of state laws provided by ERISA, and we could be subject to additional varying state laws and regulation, as well as to claims based upon state common law.

  Laws and regulations relating to verifying individuals' eligibility for employment could subject us to significant penalties and compliance costs.

        Federal law requires employers to verify that all persons employed by them in the United States have established both their identity and their eligibility to accept such work. Employers that knowingly employ unauthorized persons can be subject to significant civil and criminal sanctions. We rely on our clients to verify their employees' identity and eligibility for employment and the responsibility for such verification is allocated to our clients in the professional services agreement. The treatment of PEOs for such purposes, including whether the PEO, its client, or both might be regarded as an employer of a worksite employee, has not been definitively established.

  We may be liable for 401(k) testing failures and any such liability may have an adverse effect on our results of operations and financial condition.

        Our 401(k) plan is structured as a multiple employer plan. Each participating client is considered a participating employer within the plan and is separately tested for compliance with certain participation-related legal requirements (commonly referred to as discrimination testing). Failure of any portion of the plan relating to one participating employer could jeopardize the qualified status of, and our ability to continue to operate the entire plan.

  We rely on one financial institution to handle direct deposit payroll. Should this financial institution delay or stop processing these transactions, our business could suffer.

        We currently have a banking relationship with one financial institution to electronically transfer all of our payroll that is delivered to client employees by direct bank deposit through the automated clearing house, or ACH, system with this bank. If this bank were to terminate its services or to delay the processing of transfers and we were not able to obtain these services in a timely manner or on acceptable terms from other banks, our business could materially suffer.

  Our credit agreement contains restrictive covenants that may restrict our financial and operating flexibility.

        Our new credit agreement, which is fully secured by liens in substantially all the property and assets (with agreed upon carveouts and exceptions) of the Company, restricts us and our subsidiaries from various actions, including the following, in each case subject to various specified exceptions:

  •
  incurring liens and debt;

  •
  making acquisitions;

  •
  repurchasing shares of the Company's stock;

  •
  making capital expenditures;

  •
  making investments;

  •
  entering into a merger, sale of all or substantially all of our assets or undergoing a change of control;

  •
  selling assets;

  •
  paying dividends and making other restricted payments;

  •
  entering into transactions with affiliates;

  •
  entering into agreements that limit the ability of our subsidiaries from paying dividends, debt, loans or entering into other restrictions;

  •
  amending the terms of other debt of ours;

  •
  entering into sale and leaseback transactions; and

  •
  materially modifying our workers compensation arrangements.

        We are also required to maintain financial covenants regarding leverage, coverage and fixed charges. These restrictions may limit our financial and operating flexibility and, as a result, reduce our ability to grow and execute on our strategic objectives. Our level of compliance with the financial covenants determines the maximum amount of the credit facility available to us. Additionally, if we fail to meet the minimum requirements of the financial covenants, and we are unable to obtain a waiver or amendment, the lender would have the right to terminate the credit agreement and require us to immediately repay all outstanding amounts. If we are unable to make borrowings under the credit agreement or were required to immediately repay all outstanding amounts, our cash flows, financial condition and results of operations could be materially and adversely affected.

  The discontinuation of Gevity Edge Select and the Charlotte service center could materially and adversely affect our business and operating results.

        The discontinuation of Gevity Edge Select and our related Charlotte service center operations including the transition of clients to our core PEO offering or alternative service providers entails a number of risks that could materially and adversely affect our business and operating results, including:

  •
  diversion of management's time and attention from our core PEO business;

  •
  difficulties in operating the discontinued business until all clients are successfully transitioned;

  •
  potential disputes with current clients who entered into service agreements for Gevity Edge Select services serviced out of the Charlotte service center;

  •
  security risks and other liabilities related to the transition services provided to affected clients serviced out of the Charlotte service center;

  •
  tax issues associated with discontinuation of operations;

  Anti-takeover provisions in our organizational documents and Florida law may limit the ability of our shareholders to control our policies and effect a change of control of our company, which may not be in your best interests.

        There are provisions in our articles of incorporation that may discourage a third party from making a proposal to acquire us, even if some of our shareholders might consider the proposal to be in their best interests. For example, our articles of incorporation authorize our board of directors to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control. In addition, we have entered into a shareholder rights plan, commonly known as a "poison pill," that may delay or prevent a change of control.

        Additionally, we are subject to statutory "anti-takeover" provisions under Florida law. Section 607.0901 of the Florida Business Corporation Act (the "FBCA") imposes restrictions upon acquirers of 10% or more of our outstanding voting shares and requires approval by the corporation's disinterested directors or a supermajority of uninterested shareholders for certain business combinations and corporate transactions with the interested shareholder or any entity or individual controlled by the interested shareholder, unless certain statutory exemptions apply. Section 607.0902 of the FBCA eliminates the voting rights of common stock acquired by a party who, by such acquisition, controls at least 20% of all voting rights of the corporation's issued and outstanding stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        On June 6, 2005, the Company entered into a lease agreement with Osprey-Lakewood Ranch Properties, LLC, to relocate the Company's corporate facility within Bradenton, Florida. Under the terms of the lease agreement, the Company has leased from the landlord approximately 97,000 square feet in the office building located at 9000 Town Center Parkway, Bradenton, Florida 34202. The lease is for a term of 10 years, unless sooner terminated or extended as provided in the lease agreement and commenced on December 1, 2005. The lease agreement provides for commercially reasonable base rent in consideration of the size and type of building and the surrounding area. The base rent will increase 3% each year beginning on the first anniversary of the commencement date of the term of the lease. The Company has the option to renew the lease for two additional five-year terms on the same terms and conditions as are applicable to the initial term, except that the base annual rent during each renewal term will be equal to the fair market base annual rent for the leased property determined in accordance with the lease agreement; provided, however, that the base annual rent during each year of a renewal term will not be less than the base annual rent during the last year of the immediately preceding term. The Company began operating out of this facility in January 2006.

        As of December 31, 2007, the Company leased space for its 43 field offices located in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, New Jersey, New York, Nevada, North Carolina, Tennessee and Texas. The Company believes that its field office leases, which generally have terms of one to five years, can either be renewed on acceptable terms or that other, comparable space can be located upon the expiration of any field office lease without significant additional cost to the Company. The Company considers its facilities to be adequate for its current and prospective operations. In the first quarter of 2008, the Company closed 5 field offices determined to be unprofitable.

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

        From time to time, the Company is made a party to claims based upon the acts or omissions of its clients' employees for the acts or omissions of such client employees and vigorously defends against such claims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2007.

Part II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The Company's common stock is traded on The NASDAQ Global Select Market under the ticker symbol "GVHR." The following table sets forth the high and low sales prices for the common stock as reported on The NASDAQ Stock Market and dividends per share of common stock paid during the last two fiscal years:

Fiscal Year Ended December 31, 2007	High	Low	Dividends
Fourth Quarter	$13.10	$4.06	$0.09
Third Quarter	$19.46	$9.85	$0.09
Second Quarter	$22.51	$18.43	$0.09
First Quarter	$24.11	$19.26	$0.09

Fiscal Year Ended December 31, 2006	High	Low	Dividends
Fourth Quarter	$24.11	$20.85	$0.09
Third Quarter	$26.65	$19.81	$0.09
Second Quarter	$30.40	$22.73	$0.09
First Quarter	$30.23	$22.25	$0.07

Dividends

        The Company did not pay any cash dividends prior to the first quarter of 2001. The Company paid a cash dividend of $0.05 per share of common stock for that quarter and for each subsequent quarter through the first quarter of 2004. Beginning in the second quarter of 2004, the Company increased its quarterly cash dividend payment to $0.06. Beginning the second quarter of 2005, the Company increased its quarterly cash dividend to $0.07. In the second quarter of 2006, the Company increased its quarterly cash dividend payment to $0.09. On February 20, 2008, the board of directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on April 30, 2008 to holders of record on April 15, 2008. The Company reduced its dividend payment to reflect an appropriate level of payout for the 2007 earnings, to allow sustainability given the 2008 plan, and to allow for investment in client facing aspects of its technology platform. Any future determination as to the payment of dividends will be made at the discretion of the Company's board of directors and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the board deems relevant.

Holders

        As of February 22, 2008, there were 529 holders of record of the Company's common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Issuer Purchases of Equity Securities

        The following table provides information about Company repurchases during the three months ended December 31, 2007, of its own equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program ($000's) (1),(2),(3)
10/01/2007—10/31/2007	—	—	—	$51,396
11/01/2007—11/30/2007	—	—	—	$51,396
12/01/2007—12/31/2007	—	—	—	$51,396

Total	—	$—	—

(1)
On August 15, 2006, the Company announced that the board of directors had authorized the purchase of up to $75.0 million of the Company's common stock under a new share repurchase program. Share repurchases under the new program are to be made through open market repurchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate based upon a variety of factors including price, regulatory requirements, market conditions and other corporate opportunities.

(2)
On April 20, 2007, the Company's board of directors authorized an increase to its current share repurchase program of approximately $36.5 million, which brought the current repurchase amount authorized back up to $75.0 million.

(3)
The Company has suspended its stock repurchase program for the time being in order to invest available cash in its business.

Share Performance Graph

        The following graph shows the cumulative total return to the Companies shareholders beginning as of December 31, 2002 and for each year of the five years ended December 31, 2007, in comparison to the NASDAQ Composite and to an index of peer group companies that the Company has selected.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Gevity HR, The NASDAQ Composite Index,
An Old Peer Group And A New Peer Group

*
$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
Gevity HR	$100.00	$562.09	$525.57	$666.38	$622.45	$206.26
NASDAQ Composite	$100.00	$149.75	$164.64	$168.60	$187.83	$205.22
Old Peer Group	$100.00	$115.61	$121.79	$131.37	$144.34	$143.23
New Peer Group	$100.00	$113.72	$118.45	$129.31	$141.14	$141.05

        The new peer group consists of Administaff, Inc., Automatic Data Processing, Inc., Barrett Business Services, Inc., CBIZ, Inc., Convergys Corporation, Hewitt Associates, Inc., and Paychex, Inc. The old peer group consisted of Administaff, Inc., Automatic Data Processing, Inc., CBIZ, Inc., Convergys Corporation, Hewitt Associates, Inc., Korn/Ferry International, Navigant Consulting, Inc., Paychex, Inc., Spherion Corporation, and Watson Wyatt Worldwide, Inc. Prior to 2007, the old peer group included Ceridian Corporation and Talx Corporation which both entered into mergers in 2007 and have been excluded from the 2007 total return calculations set forth above.

        The information in the foregoing graph and table is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The following selected financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements beginning on page F-1, related notes and other financial information included as Part II, Item 8 of this Annual Report on Form 10-K, as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands except per share and statistical data)
Statement of Operations Data:
Revenues
Professional service fees	$144,274	$163,025	$140,698	$134,781	$97,376
Employee health and welfare benefits	350,966	352,017	331,215	314,494	214,701
Workers' compensation	84,513	106,075	114,778	117,669	104,225
State unemployment taxes and other	25,239	26,850	22,106	18,537	9,525

Total revenues	$604,992	$647,967	$608,797	$585,481	$425,827
Gross profit	$189,254	$203,777	$194,990	$179,341	$115,718
Operating income	$17,774	$47,879	$55,010	$51,561	$21,585
Net income	$9,959	$35,263	$37,378	$34,618	$15,391
Net income attributable to common shareholders	$9,959	$35,263	$37,378	$4,738	$13,005
Net income per share:
—Basic	$0.42	$1.36	$1.36	$0.20	$0.66
—Diluted	$0.41	$1.32	$1.31	$0.18	$0.62
Weighted average common shares:
—Basic	23,689	25,933	27,452	24,125	19,686
—Diluted	24,247	26,790	28,534	25,735	24,649
Dividends declared per common share	$0.36	$0.36	$0.28	$0.24	$0.20
Statistical And Operating Data:
Client employees at period end	132,646	128,427	136,687	129,876	106,452
Average number of client employees paid	127,597	126,584	122,356	119,857	87,819
Average wage per average number of client employees paid	$44,749	$41,044	$39,040	$35,953	$33,569
Professional service fees per average number of client employees paid	$1,131	$1,288	$1,150	$1,125	$1,109
Internal employees at period end	901	1,000	1,050	993	954
Number of workers' compensation claims(1)	4,590	5,820	6,232	6,489	5,765
Frequency of workers' compensation claims per one million dollars of workers' compensation wages	1.04x	1.26x	1.42x	1.59x	2.00x
Balance Sheet Data:
Cash, cash equivalents and investments(2)	$19,986	$44,516	$64,730	$59,412	$152,008
Workers' compensation receivable	$122,271	$121,226	$128,318	$112,715	$24,355
Total assets	$341,911	$374,560	$387,869	$339,587	$321,564
Revolving credit facility	$17,367	$—	$—	$—	$—
Long-term accrued workers' compensation and health reserves	$90	$160	$242	$700	$59,280
Total shareholders' equity	$115,562	$142,052	$155,415	$165,174	$92,380

(1)
The number of workers' compensation claims reflects the number of claims reported by the end of the respective year and does not include any claims with respect to a specific policy year that are reported subsequent to the end of such year. For information regarding claims reported after the end of each respective year from 2000—2006, see the first table set forth in "Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Workers' Compensation Receivable/Reserves."

(2)
$10,036, $8,225, $12,205, $18,636 and $107,326 of the cash, cash equivalents and investments (which consist of certificates of deposit-restricted and marketable securities-restricted, both long and short term) as of December 31, 2007, 2006, 2005, 2004, and 2003, respectively, have been utilized to collateralize the Company's obligations under its workers' compensation, health benefit plans and certain general insurance contracts as well as amounts held in escrow related to purchase price contingencies associated with the Company's acquisition of HRA. These amounts are considered "restricted" and are not available for general corporate purposes.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report on Form 10-K. See "Cautionary Note Regarding Forward-Looking Statements" above. The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes beginning on page F-1 of this report. Historical results are not necessarily indicative of trends in operating results for any future period.

Overview

        For a discussion of the Company's business see "Item 1. Business—General." The Company believes that the HR outsourcing market of small and medium-sized businesses, as measured by the number of employees per client, is by far its most attractive market in terms of low customer concentration, lack of the need for customized solutions, lack of price sensitivity, minimum capital investments, low client acquisition costs, short sales cycles and potential market growth.

        The Company believes that the HR outsourcing competitive landscape is highly fragmented and populated by various point solution providers who offer only segments of the entire service offering that the Company provides to its clients.

        The Company focuses on the professional service fees that it earns from its clients as the primary source of its net income and cash flow. When delivering its HR outsourcing solution to its clients through a co-employment relationship, the Company is also responsible for providing workers' compensation and unemployment insurance benefits to its clients' employees as well as health and welfare benefits if elected by the client. In so doing, the Company has an opportunity to generate net income and cash flow from these offerings and the effective management of the related risk, which is tempered by the need to remain competitive with its health and worker's compensation offerings. The Company has derived significant benefit in the past from its insurance offerings.

        Prior to 2007, the Company operated in one reportable segment under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), due to its centralized structure and the single bundled service offering that it provided to its clients. The Chief Operating Decision Maker of the Company, as defined in SFAS No. 131, reviewed financial information on a Company-wide basis. During the fourth quarter of 2007, the Company initiated several key changes to its operations in response to integration issues associated with the HRA acquisition, the re-launch of Gevity Edge Select, and the changes in the Company's executive management team. As a result, the Company reassessed its reportable segments under SFAS 131 and determined that the Gevity Edge Select business (which includes the operations acquired in the HRA acquisition) should be a reportable segment apart from the Gevity Edge business based upon economic and operational characteristics and the financial performance review by the Chief Operating Decision Maker. The Company has broken out segment results for all periods presented to reflect this change in addition to the discussion and analysis of the results on an overall consolidated basis.

  Gevity Edge

        Gevity Edge consists primarily of the Company's core PEO business and operates on the Oracle HRMS and Payroll platforms. The Company's PEO solution combines administrative processing and HR support on a co-employment basis. This includes payroll processing and administration, payroll tax filing, workers' compensation coverage, health and welfare benefits programs, 401(k) plan administration, HR and regulatory compliance knowledge.

  Gevity Edge Select

        Gevity Edge Select consists primarily of the Company's non co-employment business and operates on the Ultimate Software UltiPro platform. The Company's non co-employment solution includes payroll processing and administration, payroll tax filing, 401(k) plan administration, HR and regulatory compliance knowledge while allowing clients to retain the benefits and insurance programs of their choice. See "Item 1. Business-General" for information regarding the Company's subsequent decision to exit the Gevity Edge Select business.

        The Company believes that the primary challenge it faces in delivering its HR outsourcing solutions is its ability to convince small and medium-sized businesses to accept the concept of HR outsourcing. The Company believes that most small and medium-sized businesses outsource certain aspects of the Company's total solution, including payroll administration, health and welfare administration and providing workers' compensation insurance, but that only a small number of businesses outsource the entire offering that the Company provides.

        The Company continues to focus on increasing the profitability of each client employee as well as increasing the overall number of client employees serviced. The Company believes that it can increase the overall number of client employees serviced through: (i) capitalizing on the growth opportunities within the existing client portfolio through pricing and retention; (ii) further penetration of existing markets from increased production and sales person productivity, supported by increased brand awareness, database management, and the development of additional HR products; (iii) potential acquisitions of client portfolios and complementary businesses and (iv) the investment in the hiring, training, support and retention of its business development managers, as well as investing in the enhanced management skill sets of its field general managers.

        The following table provides information that the Company utilizes when assessing the overall financial performance of its business, the fluctuations of which are discussed under the "Results of Operations":

	For the Years Ended December 31,
	2007	2006	% Change
Statistical data:
Client employees at period end	132,646	128,427	3.3%
Clients at period end(1)	6,894	7,411	(7.0)%
Average number of client employees at period end/clients at period end	19.24	17.33	11.0%
Average number of client employees paid(2)	127,597	126,584	0.8%
Average wage per average number of client employees paid	$44,749	$41,044	9.0%
Professional service fees per average number of client employees paid	$1,131	$1,288	(12.2)%
Gross profit per average number of client employees paid	$1,483	$1,610	(7.9)%
Operating income per average number of client employees paid	$139	$378	(63.2)%

(1)
Number of clients measured by individual client FEIN.

(2)
The average number of client employees paid is calculated based upon the sum of the number of paid client employees at the end of each month in the year divided by 12 months. All other statistical information above is based upon actual year-to-date amounts divided by the average number of client employees paid.

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

  •
  the Company (under its co-employed service option) may not be able to continue to provide insurance-related products of a quality to acquire new client employees and to retain current client employees; and

  •
  the impact of the economy, especially in Florida.

Revenues

        The client billings that the Company charges its clients under its professional services agreements include each client employee's gross wages, a consolidated service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company's consolidated service fee, which is primarily computed on a percentage of payroll basis, is intended to yield a profit to the Company and to cover the costs of the HR outsourcing services provided by the Company to the client, and, under Gevity Edge, certain employment-related taxes and workers' compensation insurance coverage. The professional service fee component of the consolidated service fee related to HR outsourcing varies according to a number of factors, such as the size and the location of the client. The component of the consolidated service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. All charges by the Company are invoiced along with each periodic payroll provided to the client. The Company's long-term profitability is largely dependent upon the Company's success in generating professional service fees by providing value to its clients.

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

        The Company reports revenues from consolidated service fees in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for professional service fees, and, to the extent applicable, health and welfare benefit plan fees, workers' compensation and unemployment insurance fees. The Company reports revenues on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. The Company reports revenues on a net basis for the amount billed to clients for client employee salaries, wages and certain payroll-related taxes less amounts paid to client employees and taxing authorities for these salaries, wages and taxes.

        The Company's revenues are impacted by the number of client employees it serves, the number of client employees paid each period and the related wages paid, and the number of client employees participating in the Company's benefit plans. Because a portion of the consolidated service fee charged is computed as a percentage of gross payroll, revenues are affected by fluctuations in the gross payroll caused by the composition of the employee base, inflationary effects on wage levels and differences in the local economies in the Company's markets.

Cost of Services

        Cost of services for Gevity Edge includes health and welfare benefit plan costs, workers' compensation insurance costs and state unemployment tax costs. Additionally, costs of services for both

Gevity Edge and Gevity Edge Select include other direct costs associated with the Company's revenue generating activities, such as employer liability insurance coverage, drug screenings and background checks.

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

        In certain instances, the Company decides to make a contribution toward the medical benefit plan costs of certain Gevity Edge clients. The contribution is referred to as a "health benefit subsidy". The addition of the client employees of these clients as participants in the Company's medical benefit plans helps to stabilize the overall claims experience risk associated with those plans. An aggregate health benefit subsidy in excess of a planned amount may occur when the medical cost inflation exceeds expected medical cost trends or when medical benefit plan enrollment of those who qualify for a subsidy exceeds expectations. Conversely, a "health benefit surplus" may occur when the medical cost inflation is less than expected medical cost trends or when medical benefit plan enrollment of those who qualify for a subsidy is less than expected.

        The Company offers its medical benefit plans through partnerships with premier health care companies. See "Item 1. Business—Vendor Relationships—Employee Benefit Plans." These companies have extensive provider networks and strong reputations in the markets in which the Company operates. The Company seeks to manage its health and welfare benefit plan costs through appropriately designed benefit plans that encourage client employee participation and efficient risk pooling.

        Substantially all of the Company's Gevity Edge client employees are covered under the Company's workers' compensation program with AIG, which was effective January 1, 2003. Under this program, workers' compensation costs for the year are based on premiums paid to AIG for the current year coverage, estimated total costs of claims to be paid by the Company that fall within the program's deductible, the administrative costs of the program, the return on investment earned with respect to premium dollars paid as part of the program and the discount rate used in determining the present value of future payments to be made under the program. Additionally, any revisions to the ultimate loss estimates of the prior years' loss sensitive programs are recognized in the current year. In states where private insurance is not permitted, client employees are covered by state insurance funds. Premiums paid to state insurance funds are expensed as incurred.

        On a quarterly basis, the Company reviews the current and prior year claims information. The current accrual rate and overall workers compensation reserves may be adjusted based on current and historical loss trends, fluctuations in the administrative costs associated with the program, actual returns on investment earned with respect to premium dollars paid and changes in the discount rate used to determine the present value of future payments to be made under the program. The final costs of coverage will be determined by the actual claims experience over time as claims close, by the final administrative costs of the program and by the final return on investment earned with respect to premium dollars paid. See "Item 1. Business—Vendor Relationships—Workers' Compensation Insurance."

        The Company manages its workers' compensation costs through the use of carriers who the Company believes efficiently manage claims administration and through the Company's internal risk assessment and client risk management programs.

        State unemployment taxes are generally paid as a percentage of payroll costs and expensed as incurred. Rates vary from state to state and are generally based upon the employer's claims history. The Company actively manages its state unemployment taxes by:

  •
  actively reviewing unemployment claims, and if warranted, contesting claims it believes are improper;

  •
  avoiding unemployment tax rate increases through the use of voluntary contributions where available;

  •
  using multiple state accounts for the classification of its workers where available;

  •
  electing to report under its clients' rates whenever possible; and

  •
  using state successorship rules for its acquisitions of client portfolios of other companies.

Operating Expenses

        Operating expenses consist primarily of salaries, wages and commissions associated with the Company's internal employees and general and administrative expenses. Sales and marketing commissions and client referral fees are expensed as incurred. The Company expects that future revenue growth will result in increased operating leverage as the Company's fixed operating expenses are spread over a larger revenue base.

Income Taxes

        The Company records income tax expense using the asset and liability method of accounting for deferred income taxes.

RESULTS OF OPERATIONS—ANALYSIS OF CONSOLIDATED OPERATIONS

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.

Revenues

        The following table presents certain information related to the Company's overall consolidated revenues for the years ended December 31, 2007 ("2007") and December 31, 2006 ("2006"):

	December 31, 2007	December 31, 2006	% Change
	(In thousands, except statistical data)
Revenues:
Professional service fees	$144,274	$163,025	(11.5)%
Employee health and welfare benefits	350,966	352,017	(0.3)%
Workers' compensation	84,513	106,075	(20.3)%
State unemployment taxes and other	25,239	26,850	(6.0)%

Total revenues	$604,992	$647,967	(6.6)%

Statistical data:
Gross salaries and wages (in thousands)	$5,709,876	$5,195,439	9.9%
Average number of client employees paid(1)	127,597	126,584	0.8%
Average wage per average number of client employees paid	$44,749	$41,044	9.0%
Workers' compensation billing per one hundred dollars of workers' compensation wages(2)	$1.92	$2.30	(16.5)%
Workers' compensation manual premium per one hundred dollars of workers' compensation wages(2),(3)	$2.13	$2.68	(20.5)%
Professional service fees per average number of client employees paid	$1,131	$1,288	(12.2)%
Client employee health benefits plan participation	32%	38%	(15.8)%

(1)
The average number of client employees paid is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)
Workers' compensation wages exclude the wages of clients electing out of the Company's workers' compensation program.

(3)
Manual premium rate data are derived from tables of member insurance companies of AIG in effect for 2007 and 2006, respectively.

        For 2007, revenues decreased to $605.0 million from $648.0 million for 2006, representing a decrease of $43.0 million or 6.6%. This decrease was a result of the reduction in all revenue components as described below.

        The overall average number of client employees paid was 127,597 for the year ended December 31, 2007 compared to 126,584 for the year ended December 31, 2006. The average number of client employees paid for the year ended December 31, 2007, was favorably impacted by the growth of Gevity Edge Select which includes the impact of the HRA acquisition. For the year ended December 31, 2007, approximately 14,503 of the average number of client employees paid were attributable to Gevity Edge Select. For the core PEO business the average number of client employees paid declined approximately 10.2% when compared to the period ended December 31, 2006. This decline is attributable to the departure of legacy clients primarily as a result of the Company's 2006 initiative to bring healthcare premiums up to retail rates, lower than expected production levels during 2007 and the impact in 2007 of the economy on clients in Florida and clients in the financial and business services sectors.

        The average wage per average number of client employees paid for 2007 increased 9.0% to $44,749, from $41,044 for 2006. This increase was due to the Company's strategy of focusing on clients that pay higher wages to their employees as well as the effects of inflation.

        Revenues from professional service fees decreased to $144.3 million for the year ended December 31, 2007, from $163.0 million for the year ended December 31, 2006, representing a decrease of $18.8 million or 11.5%. The decrease was primarily due to the overall decrease in the average number of client employees paid in the Company's core PEO portfolio. The increase in Gevity Edge Select clients did not significantly impact professional service fees earned during of 2007 as the HRA clients acquired within Gevity Edge Select have a lower average professional service fee for a basic level of service. Accordingly, the decrease in annualized professional service fees per average number of client employees paid of 12.2%, from $1,288 in 2006 to $1,131 in 2007, was primarily attributable to the HRA acquisition.

        Revenues for providing health and welfare benefits for the year ended December 31, 2007 were $351.0 million as compared to $352.0 million for the year ended December 31, 2006, representing a decrease of $1.1 million or 0.3%. Health and welfare benefit plan revenues decreased due to the decrease in the average number of participants in the Company's health and welfare benefit plans of approximately 10.1% and was partially offset by the increase in health insurance premiums as a result of higher costs to the Company to provide such coverage for client employees and the Company's approach to pass along all insurance-related cost increases. Gevity Edge Select clients are not covered under the Company's health and welfare benefit plans and therefore do not contribute to the Company's health and welfare benefit revenues.

        Revenues for providing workers' compensation insurance coverage decreased to $84.5 million in 2007, from $106.1 million in 2006 representing a decrease of $21.6 million or 20.3%. Workers' compensation billing, as a percentage of workers' compensation wages for 2007, were 1.92% as compared to 2.30% for 2006, representing a decrease of 16.5%. Workers' compensation charges decreased in 2007 primarily due to a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in January 2007 and a reduction in the number of clients that participate in the Company's workers' compensation program. The manual premium rate for workers' compensation applicable to the Company's clients decreased 20.5% during 2007 compared to 2006. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers' compensation insurance coverage. The decrease in the Company's manual premium rates primarily reflects the reduction in the Florida manual premium rates.

        Revenues from state unemployment taxes and other revenues decreased to $25.2 million in 2007 from $26.9 million in 2006, representing a decrease of $1.6 million or 6.0%. The decrease was primarily due to the net effect of a decrease in co-employed client employees and related taxable wages which was partially offset by increases in the state unemployment tax rates that were passed along to clients. Gevity Edge Select clients do not provide state unemployment tax revenue to the Company.

Cost of Services

        The following table presents certain information related to the Company's overall consolidated cost of services for 2007 and 2006:

	December 31, 2007		December 31, 2006		% Change
	(In thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$347,817		$354,531		(1.9)%
Workers' compensation	39,371		57,462		(31.5)%
State unemployment taxes and other	28,550		32,197		(11.3)%

Total cost of services	$415,738		$444,190		(6.4)%

Statistical data:
Gross salaries and wages (in thousands)	$5,709,876		$5,195,439		9.9%
Average number of client employees paid(1)	127,597		126,584		0.8%
Workers compensation cost rate per one hundred dollars of workers' compensation wages(2)	$0.89		$1.25		(28.8)%
Number of workers' compensation claims(3)	4,590		5,820		(21.1)%
Frequency of workers' compensation claims per one million dollars of workers' compensation wages(2)	1.04	x	1.26	x	(17.5)%

(1)
The average number of client employees paid is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)
Workers' compensation wages exclude the wages of clients electing out of the Company's workers' compensation program.

(3)
The number of workers' compensation claims reflects the number of claims reported by the end of the respective year and does not include claims with respect to a specific policy year that are reported subsequent to the end of such year. For information regarding claims reported after the end of each respective year, see the first table set forth below in this Item 7 under "Critical Accounting Estimates."

        Cost of services, which includes the cost of the Company's health and welfare benefit plans, workers' compensation insurance, state unemployment taxes and other costs, was $415.7 million for 2007, compared to $444.2 million for 2006, representing a decrease of $28.5 million, or 6.4%. This decrease was due to the reduction in all costs of services components as described below.

        The cost of providing health and welfare benefits to clients' employees for 2007 was $347.8 million as compared to $354.5 million for 2006, representing a decrease of $6.7 million or 1.9%. This decrease was primarily attributable to a decrease in the number of client employees participating in the health and welfare benefit plans and partially offset by the higher cost of health benefits. In addition, during 2007, the Company recorded a $3.1 million health benefit surplus due to favorable claims development compared to a $2.5 million health benefit subsidy recognized during 2006, primarily due to a

$1.3 million one-time premium cost for the month of October 2006 not passed along to clients after the deferral of the start of the new health plan benefit year from October 1 to November 1. Gevity Edge Select clients are not covered under the Company's health and welfare benefit plans and therefore do not impact the Company's health and welfare benefit costs.

        Workers' compensation costs were $39.4 million for 2007, as compared to $57.5 million for 2006, representing a decrease of $18.1 million or 31.5%. Workers' compensation costs decreased in 2007 primarily as a result of the overall decline in co-employed client employees and the related impact on the 2007 program year costs. In addition, the reduction in the prior years' workers' compensation loss estimates were $19.8 million during 2007 compared to $18.7 million during 2006. Gevity Edge Select clients are not covered under the Company's workers' compensation plans and therefore do not impact the Company's worker's compensation costs.

        State unemployment taxes and other costs were $28.6 million for 2007, compared to $32.2 million for 2006, representing a decrease of $3.6 million or 11.3%. The decrease in co-employed client employees and related taxable wages were substantially offset by an increase in state unemployment tax rates beginning January 1, 2007, as well as an increase in costs associated with expanded client service offerings. Gevity Edge Select clients are primarily non co-employed clients that do not impact the Company's state unemployment tax expense.

Operating Expenses

        The following table presents certain information related to the Company's overall consolidated operating expenses for 2007 and 2006:

	December 31, 2007	December 31, 2006	% Change
	(In thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$86,837	$85,624	1.4%
Other general and administrative	59,896	54,746	9.4%
Impairment loss	8,477	—	n/a
Reinsurance contract loss, net	—	1,650	n/a
Depreciation and amortization	16,270	13,878	17.2%

Total operating expenses	$171,480	$155,898	10.0%

Statistical data:
Internal employees at year end	901	1,000	(9.9)%

        Total operating expenses were $171.5 million for 2007 as compared to $155.9 million for 2006, representing an increase of $15.6 million, or 10.0%.

        Salaries, wages and commissions were $86.8 million for 2007 as compared to $85.6 million for 2006, representing an increase of $1.2 million, or 1.4%. The increase is primarily a result of the net effect of the following: an increase in severance wages of approximately $3.0 million in 2007, principally related to reductions in support and management positions (including approximately $1.6 million related to the severance agreement of our former Chief Executive Officer); other net increases in wages of approximately $2.1 million primarily associated with the growth of Gevity Edge Select; a $2.1 million reduction in commission expense as a result of lower sales volume; and a $1.6 million reduction in stock compensation expense attributable to an increase in the estimated forfeiture rate as a result of employee terminations.

        Other general and administrative expenses were $59.9 million for 2007 as compared to $54.7 million in 2006, representing an increase of $5.2 million, or 9.4%. This increase is primarily a result of costs associated with investments in marketing and information technology which will benefit operations beyond 2007, relating to improvements in service delivery and sales and includes an increase of $3.7 million associated with the operations of Gevity Edge Select. Additionally, there was an increase in bad debt expense of approximately $0.9 million related to terminated accounts in 2007.

        As previously discussed under "Item 1. Business—Significant Transactions in 2007—Impairment Loss," the Company recorded an impairment loss of $8.5 million in the fourth quarter of 2007 relating to the long-lived and intangible assets of Gevity Edge Select. For additional discussion of the impairment loss see Note 7 of the consolidated financial statements beginning on page F-1.

        The net reinsurance contract loss for the year 2006 was $1.65 million as a result of the net effect of the following. During the second quarter of 2006, the Company recorded a $4.65 million loss on a reinsurance contract related to its 2006 workers' compensation program. The Company determined that, as a result of the liquidation proceeding related to the Bermuda reinsurance company responsible for covering the layer of its workers' compensation claims between $0.5 million and $2.0 million per occurrence and the related termination of its reinsurance contract, a loss of $4.65 million should be recorded as of June 30, 2006, which represented the entire premium paid for coverage in 2006. During the third quarter of 2006, the Company recorded a gain on the reinsurance contract as a result of the receipt of $3.0 million pursuant to a court-approved settlement, which also called for the admission in the liquidation proceeding of an unsecured claim against the reinsurer in the amount of $2.2 million. The settlement is without prejudice to any claims Gevity may have against third parties relating to the reinsurer's liquidation. The Company is actively pursuing additional recovery. Future amounts recovered, if any, will be recognized in income when realization is assured beyond a reasonable doubt. In light of the liquidation proceeding, during the second quarter of 2006, the Company secured comparable coverage for the layer of claims between $0.5 million and $2.0 million from AIG retroactively effective to January 1, 2006. The cost of the replacement coverage for 2006 (approximately $4.8 million), has been included in cost of services for 2006 and replaces the cost incurred from the original policy.

        Depreciation and amortization expenses were $16.3 million for 2007 compared to $13.9 million for 2006, an increase of 17.2%. The increase is primarily attributable to the amortization of technology assets capitalized during 2007. Also included in the increase was the amortization of the intangible assets related to the HRA acquisition.

Income Taxes

        Income taxes were $5.5 million for 2007 compared to $13.2 million for 2006. The decrease is primarily due to a reduction in income before income taxes for 2007 compared to 2006. The Company's effective tax rate for 2007 and 2006 was 35.7% and 27.2%, respectively. The Company's effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits. In addition, during 2006, the Company's effective tax rate was favorably impacted as a result of the filing of a change in accounting method with the Internal Revenue Service in the second quarter of 2006 and the related reversal of a tax reserve of approximately $2.0 million.

Net Income and Diluted Earnings Per Share

        As a result of the factors described above, net income decreased 71.8% to $10.0 million for 2007 compared to $35.3 million for 2006. Net income per diluted common share on 24.2 million shares was $0.41 for 2007 compared to net income per diluted common share of $1.32 on 26.8 million shares for 2006. The 2007 impairment loss of $8.5 million reduced diluted earnings per share by approximately $0.22 and the 2007 executive severance charge of $1.6 million reduced diluted earnings per share by approximately $0.04. In 2006, the net reinsurance contract loss of $1.65 million reduced diluted earnings per share by approximately $0.03.

  Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

Revenues

        The following table presents certain information related to the Company's overall consolidated revenues for the years ended December 31, 2006 ("2006") and December 31, 2005 ("2005"):

	December 31, 2006	December 31, 2005	% Change
	(In thousands, except statistical data)
Revenues:
Professional service fees	$163,025	$140,698	15.9%
Employee health and welfare benefits	352,017	331,215	6.3%
Workers' compensation	106,075	114,778	(7.6)%
State unemployment taxes and other	26,850	22,106	21.5%

Total revenues	$647,967	$608,797	6.4%

Statistical data:
Gross salaries and wages (in thousands)	$5,195,439	$4,776,770	8.8%
Average number of client employees paid(1)	126,584	122,356	3.5%
Average wage per average number of client employees paid	$41,044	$39,040	5.1%
Workers' compensation billing per one hundred dollars of workers' compensation wages(2)	$2.30	$2.62	(12.2)%
Workers' compensation manual premium per one hundred dollars of workers' compensation wages(2),(3)	$2.68	$3.22	(16.8)%
Professional service fees per average number of client employees paid	$1,288	$1,150	12.0%
Client employee health benefits plan participation	38%	38%	—%

(1)
The average number of client employees paid is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)
Workers' compensation wages exclude the wages of clients electing out of the Company's workers' compensation program.

(3)
Manual premium rate data is derived from tables of AIG in effect for 2006 and 2005, respectively.

        For 2006, revenues increased to $648.0 million from $608.8 million for 2005, representing an increase of $39.2 million or 6.4%. Revenue growth was primarily a result of the increase in the average number of paid employees, increases in the charges for professional service fees as part of the Company's strategy to enhance and emphasize the HR consulting services that it provides to its clients, an increase in fees for providing health and welfare benefits for client employees, and increases in state unemployment tax rates. These increases were partially offset by a reduction in workers' compensation revenues as described below. The impact of Gevity Edge Select was minimal for 2006 and 2005 as the average number of client employees paid was less than 1,000 in both years.

        As of December 31, 2006, the Company served approximately 7,400 clients as measured by each client's FEIN, with approximately 128,400 active client employees. This compares to over 8,200 clients as measured by each client's FEIN, with approximately 136,700 active client employees at December 31, 2005. The decrease in clients and client employees is a function of client and client employee attrition in excess of organic growth for the year ended December 31, 2006. Client attrition accelerated and was higher than expected in the fourth quarter of 2006 as a result of the Company's initiative to bring healthcare premiums up to retail rates. The average number of paid client employees was 126,584 for 2006, as compared to 122,356 for 2005, representing an increase of 3.5%. Due to the timing of the client attrition late in the fourth quarter, it did not fully impact the average number of paid client employees for 2006. The Company believes that the clients that left in the fourth quarter were generally indicative of clients whose primary objective was to seek relief in healthcare premiums under the traditional professional employer organization business model.

        The average wage per average number of client employees paid for 2006 increased 5.1% to $41,044, from $39,040 for 2005. This increase was due to the Company's strategy of focusing on clients that pay higher wages to their employees as well as the effects of inflation.

        Revenues for professional service fees increased to $163.0 million in 2006, from $140.7 million in 2005, representing an increase of $22.3 million or 15.9%. The increase was due to an increase in professional service fees charged, an increase in the average number of client employees paid in 2006, as well as the overall increase in gross salaries and wages. The overall effect of this was an increase in professional service fees per average number of client employees paid of 12.0% from $1,150 in 2005 to $1,288 in 2006. In the first quarter of 2006, the Company implemented the initial phases of its value proposition outreach campaign, which was a program designed to enhance and emphasize the HR consulting services that it provides to its clients. This program contributed to the increase in the average professional service fee per client employee compared to the same period last year. The value proposition outreach campaign was fully implemented during the second quarter of 2006 and positively impacted professional service fees for the remainder of the year. The impact of the pricing initiative also positively influenced the quality of gross profit by increasing the relative contribution of professional service fees.

        Revenues for providing health and welfare benefit plans in 2006 were $352.0 million as compared to $331.2 million in 2005, representing an increase of $20.8 million or 6.3%. Health and welfare benefit plan charges primarily increased as a result of higher costs to the Company to provide such coverage for client employees and the Company's approach to pass along all insurance-related costs to its clients and as a result of an increase in the average number of participants in the Company's health and welfare plans in 2006 as compared to 2005.

        Revenues for providing workers' compensation insurance coverage decreased to $106.1 million in 2006, from $114.8 million in 2005 representing a decrease of $8.7 million or 7.6%. Workers' compensation billing, as a percentage of workers' compensation wages for 2006, were 2.30% as compared to 2.62% for 2005, representing a decrease of 12.2%. The decrease in workers' compensation revenue for 2006 was primarily due to the effect of a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates and an improvement in the risk profile of the Company's client base. These decreases were partially offset by an increase in workers' compensation revenues associated with the increase in the average number of paid client employees and related workers' compensation wages. The manual premium rate for workers' compensation applicable to the Company's clients decreased 16.8% during 2006 compared to 2005. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers' compensation insurance coverage. The decrease in the Company's manual premium rates primarily reflects the reduction in the Florida manual premium rates.

        Revenues from state unemployment taxes and other revenues increased to $26.9 million in 2006 from $22.1 million in 2005, representing an increase of $4.7 million or 21.5%. The increase was primarily due to an increase in salaries and wages as well as increases in the state unemployment tax rates that were passed along to clients.

Cost of Services

        The following table presents certain information related to the Company's overall consolidated cost of services for 2006 and 2005:

	December 31, 2006		December 31, 2005		% Change
	(In thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$354,531		$326,932		8.4%
Workers' compensation	57,462		60,071		(4.3)%
State unemployment taxes and other	32,197		26,804		20.1%

Total cost of services	$444,190		$413,807		7.3%

Statistical data:
Gross salaries and wages (in thousands)	$5,195,439		$4,776,770		8.8%
Average number of client employees paid(1)	126,584		122,356		3.5%
Workers compensation cost rate per one hundred dollars of workers' compensation wages(2)	$1.25		$1.37		(8.8)%
Number of workers' compensation claims(3)	5,820		6,232		(6.6)%
Frequency of workers' compensation claims per one million dollars of workers' compensation wages(2)	1.26	x	1.42	x	(11.3)%

(1)
The average number of client employees paid is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)
Workers' compensation wages exclude the wages of clients electing out of the Company's workers' compensation program.

(3)
The number of workers' compensation claims reflects the number of claims reported by the end of the respective year and does not include claims with respect to a specific policy year that are reported subsequent to the end of such year. For information regarding claims reported after the end of each respective year, see the first table set forth below in this Item 7 under "Critical Accounting Estimates."

        Cost of services, which includes the cost of the Company's health and welfare benefit plans, workers' compensation insurance, state unemployment taxes and other costs, was $444.2 million for 2006, compared to $413.8 million for 2005, representing an increase of $30.4 million, or 7.3%. This increase was primarily due to an increase in health and welfare benefit costs and state unemployment taxes and was partially offset by a reduction in workers' compensation costs.

        The cost of providing health and welfare benefit plans to client employees for 2006 was $354.5 million as compared to $326.9 million for 2005, representing an increase of $27.6 million or 8.4%. This increase was primarily attributable to the increase in overall health care costs and the increase in the average number of client employees participating in the Company's health and welfare plans. During 2006, the Company recorded an overall health plan subsidy of approximately $2.5 million primarily due to a $1.3 million one-time premium cost for the month of October not passed along to clients after the deferral of the start of the new health plan benefit year from October 1 to November 1 and unfavorable claims trends in the fourth quarter of 2006. This is compared to a health plan surplus of $4.3 million during 2005 as a result of favorable claims development during 2005.

        Workers' compensation costs were $57.5 million for 2006, as compared to $60.1 million for 2005, representing a decrease of $2.6 million or 4.3%. The decrease in workers' compensation costs was primarily due to: (a) the reduction in workers' compensation expense for the 2006 program year as a result of favorable claims metrics experienced by the Company for the 2006 program year; (b) a reduction in premium costs; and (c) the lowering of the loss estimates for the 2000-2005 program years based upon continued favorable claims development for those years. The aggregate impact in 2006 of the lowering of the prior year loss estimates for the 2000-2005 program years was approximately $18.7 million. In 2005 the aggregate impact of the lowering of prior year loss estimates for the 2000—2004 program years was a reduction in workers' compensation expense of approximately $22.3 million.

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

Operating Expenses

        The following table presents certain information related to the Company's overall consolidated operating expenses for 2006 and 2005:

	December 31, 2006	December 31, 2005	% Change
	(In thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$85,624	$76,033	12.6%
Other general and administrative	54,746	49,312	11.0%
Reinsurance contract loss, net	1,650	—	n/a
Depreciation and amortization	13,878	14,635	(5.2)%

Total operating expenses	$155,898	$139,980	11.4%

Statistical data:
Internal employees at year end	1,000	1,050	(4.8)%

        Total operating expenses were $155.9 million for 2006 as compared to $140.0 million for 2005, representing an increase of $15.9 million, or 11.4%.

        Salaries, wages and commissions were $85.6 million for 2006 as compared to $76.0 million for 2005, representing an increase of $9.6 million, or 12.6%. The increase is primarily a result of the increase in payroll costs associated with the hiring of additional senior management personnel during the second half of 2005 and during 2006. Also included in 2006 is $3.7 million of stock compensation expense associated with the adoption of SFAS No. 123R, Share-Based Payment ("SFAS 123R"), compared to $0.6 million of stock-based compensation expense recorded in 2005. For additional information regarding the Company's adoption of SFAS 123R, see Note 1 to the consolidated financial statements beginning on page F-1.

        Other general and administrative expenses were $54.7 million for 2006 as compared to $49.3 million in 2005, representing an increase of $5.4 million, or 11.0%. This increase is primarily a result of an overall increase in general and administrative costs and includes costs associated with the Company's expansion into mid-market, consulting fees associated with strategic initiatives and costs related to the first quarter 2006 relocation of the Company's field support center in Bradenton, Florida.

        Information regarding the Company's 2006 reinsurance contract loss can be found under "Operating Expenses" for the year ended December 31, 2007 compared to the year ended December 31, 2006.

        Depreciation and amortization expenses were $13.9 million for 2006 compared to $14.6 million for 2005. The decrease is primarily attributable to a greater number of assets reaching the end of their depreciable lives compared to assets put into service during 2006.

Income Taxes

        Income taxes were $13.2 million for 2006 compared to $18.6 million for 2005. The decrease is primarily due to a decrease in income before taxes in 2006 compared to 2005, a decrease in the Company's statutory income tax rate from 39.5% to 38.0%, and the reversal of an approximate $2.0 million tax reserve related to the Company's filing of a change in accounting method with the Internal Revenue Service during 2006. The Company's effective tax rate for 2006 and 2005 was 27.2% and 33.2%, respectively. The Company's effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits and changes in tax reserves.

Net Income and Diluted Earnings Per Share

        As a result of the factors described above, net income decreased 5.7% to $35.3 million for 2006 compared to $37.4 million for 2005. Net income per diluted common share on 26.8 million shares was $1.32 for 2006 compared to net income per diluted common share of $1.31 on 28.5 million shares for 2005. In 2006, the net reinsurance contract loss of $1.65 million reduced diluted earnings per share by approximately $0.03.

RESULTS OF OPERATIONS—ANALYSIS OF REPORTABLE SEGMENTS

        The following presents certain information related to the Company's segment revenues, operating income and statistical analysis for 2007, 2006 and 2005:

	December 31, 2007	December 31, 2006	December 31, 2005
	(In thousands, except statistical data)
Revenues:
Gevity Edge	$601,594	$647,527	$608,531
Gevity Edge Select	3,398	440	266

Total revenues	$604,992	$647,967	$608,797

Operating income (loss):
Gevity Edge	$31,027	$48,429	$56,342
Gevity Edge Select	(13,253)	(550)	(1,332)

Total operating income	$17,774	$47,879	$55,010

Clients at period end(1):
Gevity Edge	6,728	7,397	8,201
Gevity Edge Select	166	14	25

Total clients at period end	6,894	7,411	8,226

Average number of client employees paid(2):
Gevity Edge	113,094	125,905	121,894
Gevity Edge Select	14,503	679	462

Total average number of client employees paid	127,597	126,584	122,356

Professional service fees per average number of client employees paid:
Gevity Edge	$1,251	$1,291	$1,152
Gevity Edge Select	$192	$647	$576
Total professional service fees per average number of client employees paid	$1,131	$1,288	$1,150

(1)
Number of clients measured by individual client FEIN.

(2)
The average number of client employees paid is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

        The revenues for each segment are based upon revenues from the clients assigned to each segment. Operating income for Gevity Edge Select is based upon information that is reviewed by management on a regular basis and includes only the direct costs for the Gevity Edge Select segment. The Company does not allocate corporate, indirect general and administrative costs, interest or income taxes from the Gevity Edge segment to the Gevity Edge Select segment. The accounting policies for each segment are the same.

Gevity Edge

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.

  Revenues

        Gevity Edge revenues decreased approximately 7.1% from $647.5 million in 2006 to $601.6 million in 2007 or $45.9 million. The decrease is due to a decline in professional service fee revenues of $21.1 million, a decline in employee health and welfare benefits of approximately $1.1 million, a decline in workers' compensation revenue of $21.6 million and a decline in state unemployment taxes and other revenue of $2.1 million.

        The overall decrease in Gevity Edge revenues was primarily due to the 10.2% decrease in the average number of Gevity Edge client employees paid from 125,905 in 2006 to 113,094 in 2007. This decline is attributable to the departure of legacy clients primarily as a result of the Company's 2006 initiative to bring healthcare premiums up to retail rates, lower than expected production levels during 2007 and the impact in 2007 of the economy on clients in Florida and clients in the financial and business services sectors.

        The decline in Gevity Edge professional service revenues of $21.1 million is a result of the decline in average paid client employees year over year as well as 3.1% decrease in professional service fee per average number of client employees paid from $1,291 in 2006 to $1,251 in 2007 primarily as a result of an accumulation of pricing concessions taken since the third quarter of 2006, a by-product of the adjustments made to bring healthcare premiums to retail rates.

        The decrease in employee health and welfare benefits revenue, workers' compensation revenue and state unemployment taxes and other revenue is as previously discussed under "Results Of Operations—Analysis Of Consolidated Operations, Year Ended December 31, 2007 Compared to Year Ended December 31, 2006-Revenue" as there is no employee health and welfare benefits revenue or worker's compensation revenue from Gevity Edge Select and an insignificant amount of other revenue included in state unemployment taxes and other revenues.

  Operating Income

        Gevity Edge operating income decreased approximately 35.9% from $48.4 million in 2006 to $31.0 million in 2007 or $17.4 million. The decline in Gevity Edge operating income is due to a decrease in gross profit of $17.4 million. The decrease in gross profit is due to the net effect of: a decline in professional service fees of $21.1 million as discussed above; an increase in employee health and welfare gross profit of $5.7 million due to the combined effect of a $3.1 million health plan surplus in 2007 versus a $2.5 million health plan subsidy in 2006; a decrease in workers' compensation gross profit of $3.5 million primarily due to a decrease in client employees as well as a decrease in Florida manual premium rates; and an increase in state unemployment taxes and other gross profit of $1.5 as unemployment rate increases were passed along to clients.

  Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

  Revenues

        The Gevity Edge revenues increased 6.4% to $647.5 million in 2006 from $608.5 million in 2005. During this time period, the Gevity Edge segment represented 99.9% of the overall consolidated revenues in each year. As such, the fluctuation of consolidated revenues as previously discussed under "Results Of Operations—Analysis Of Consolidated Operations, Year Ended December 31, 2006 Compared to Year Ended December 31, 2005-Revenue" primarily relates to the Gevity Edge segment.

  Operating Income

        The Gevity Edge operating income decreased 14.0% to $48.4 million in 2006 from $56.3 million in 2005 or $7.9 million. During this time period, all of the consolidated operating income was derived from Gevity Edge and slightly offset by Gevity Edge Select operating losses of $0.6 million in 2006 and $1.3 million in 2005. As such, the drivers impacting gross profit for Gevity Edge have been previously discussed under Results Of Operations—Analysis Of Consolidated Operations, Year Ended December 31, 2006 Compared to Year Ended December 31, 2005, Revenue, Cost of Sales and Operating Expenses".

Gevity Edge Select

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.

  Revenues

        The Gevity Edge Select revenues increased $3.0 million to $3.4 million in 2007 from $0.4 million in 2006. The increase is primarily attributable to the increase in average number of client employees paid from 679 in 2006 to 14,503 in 2007 as a result of the 2007 acquisition of HRA. The Gevity Edge select revenue is primarily comprised of professional service fees and other miscellaneous service revenues. As a result of the HRA acquisition the professional service fee revenue per average client employee paid decreased from $647 to $192 as the HRA clients acquired have a lower average professional service fee for a basic level of service.

  Operating Loss

        The Gevity Edge Select operating loss increased from $0.5 million in 2006 to $13.3 million in 2007 or $12.7 million. The increase was primarily attributable to the impact of the $8.5 million impairment loss on the long-lived and intangible assets of HRA as previously discussed and an increase in operating expenses of $7.1 million related to the operations of HRA, integration costs of HRA, costs associated with the re-launch of Gevity Edge Select and an increase in the amortization expense associated with intangible assets acquired in the HRA acquisition. These amounts were partially offset by the increase in Gevity Edge Select gross profit of $2.9 million as a result of the increase in professional service fees.

  Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

  Revenues and Operating Loss

        Prior to the acquisition of HRA in 2007, the Gevity Edge Select segment represented an insignificant part of the overall consolidated operations of the Company. In the fourth quarter of 2004 the Company announced the addition of its non co-employment offering (formerly known as its "Custom" platform) which was introduced on a pilot basis in its Baltimore, Maryland office and offered on a broader basis in 2005. The average number of client employees paid was 679 in 2006 versus 462 in 2005. Revenues for Gevity Edge Select were $0.4 million in 2006 compared to $0.3 million in 2005. The decrease in operating loss from $1.3 million in 2005 to $0.6 million in 2006 were reflective of startup costs incurred in 2005.

LIQUIDITY AND CASH FLOWS

Cash Flow

  General

        The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its collateralization requirements for insurance coverage, purchases of shares of its common stock under its share repurchase program (see "Item 5. Issuer Purchases of Equity Securities" for information regarding the suspension of the Company's share repurchase program), the potential for expansion of its HR outsourcing portfolio through acquisitions, possible acquisitions of businesses complementary to the business of Company and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to obtain additional capital from either private or public sources.

        The Company currently believes that its current cash balances, cash flow from operations and the existing credit facility will be sufficient to meet its operational requirements for the next 12 months, excluding cash required for acquisitions, if any. The Company has an unsecured credit facility for $100.0 million with Bank of America, N.A. and Wachovia, N.A. (the "Lenders") of which $17.4 million was outstanding as of December 31, 2007. See Note 11 to the consolidated financial statements beginning on page F-1 for additional information regarding the Company's credit facility. On February 25, 2008, the Company entered into the Third Amendment to Amended and Restated Credit Agreement ("Third Amendment"). The Third Amendment provides for the grant of security interests and liens in substantially all the property and assets (with agreed upon carveouts and exceptions) of the real and personal property, assets and rights of the Company to the Lenders. The Third Amendment also provides for an automatic decrease of the aggregate revolving commitment of the credit facility from $100.0 million to $85.0 million on September 30, 2008. The Third Amendment includes additional covenants and amends certain financial covenants and negative covenants with an effective date of December 31, 2007. These include the maintenance of a minimum consolidated net worth, a maximum consolidated adjusted leverage ratio, a minimum consolidated fixed charge coverage ratio of 1.25:1.0, minimum consolidated adjusted EBITDA requirements, and a ceiling on consolidated capital expenditures. The revised covenants set forth in the Third Amendment also restrict the Company's ability to repurchase shares of its capital stock in certain circumstances, make acquisitions and require the Company to provide certain period reports relating to budget and profits and losses, intellectual property and insurance policies. Each of these covenants is based on defined terms and contain exceptions in each case contained in the credit agreement, as amended. The Company was in compliance with all of the revised covenants under the credit agreement at December 31, 2007. The ability to draw funds under the credit agreement is dependent upon meeting the aforementioned financial covenants. Additionally, the level of compliance with the financial covenants determines the maximum amount available to be drawn. At December 31, 2007, the maximum facility was available to the Company.

        The Company's primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees and the payment of workers' compensation premiums and medical benefit plan premiums. The Company's billings to its clients include: (i) each client employee's gross wages; (ii) a professional service fee which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; (iv) workers' compensation insurance charges (if applicable); and (v) the client's portion of benefits, including medical and retirement benefits, provided to the client employees based on coverage levels elected by the client and the client employees. Included in the Company's billings during 2007 were salaries, wages and payroll taxes of client employees of approximately $6.1 billion. The billings to clients are managed from a cash flow perspective so that a matching generally exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of the Company's professional services agreements, the Company is obligated to make certain wage, tax and regulatory payments even if the related wages tax and regulatory payments are not made by its clients. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client and generally, the Company has the right to immediately terminate the client relationship for non-payment. To the extent this objective is not achieved, short-term cash requirements as well as bad debt expense can be significant. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

  Restricted Cash

        The Company is required to collateralize its obligations under its workers' compensation and certain general insurance coverage. The Company uses its marketable securities to collateralize these obligations as more fully described below. Marketable securities used to collateralize these obligations are designated as restricted in the Company's consolidated financial statements.

        At December 31, 2007, the Company had $20.0 million in total cash and cash equivalents and restricted marketable securities, of which $10.0 million was unrestricted. At December 31, 2007, the Company had pledged $8.6 million of restricted marketable securities in collateral trust arrangements issued in connection with the Company's workers' compensation and general insurance coverage and had $1.4 million held in escrow in connection with various purchase price contingencies related to the HRA acquisition as follows:

	December 31, 2007	December 31, 2006
	(In thousands)
Short-term marketable securities—restricted:
General insurance collateral obligations—AIG	$4,702	$4,478
HRA Escrow	1,400	—

Total short-term marketable securities—restricted	6,102	4,478

Long-term marketable securities restricted:
Workers' compensation collateral—AIG	3,934	3,747

Total long-term marketable securities—restricted	3,934	3,747

Total restricted assets	$10,036	$8,225

        The Company's obligation to BCBSF/HOI under its current contract may require an irrevocable letter of credit ("LOC") in favor of BCBSF/HOI if a coverage ratio, as set forth in the BCBSF/HOI agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company's coverage ratio does not meet the minimum requirements, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $9.4 million during the last twelve months). On February 25, 2008, the Company and BCBSF/HOI entered into the Second Amendment to Agreement to Provide Comprehensive Health Care Benefits (the "Second Amendment") amending the Agreement to Provide Comprehensive Health Care Benefits, dated as of October 1, 2005, between the parties, restating the definition of coverage ratio to exclude certain non-cash asset and goodwill impairment charges commencing with the fiscal quarter ending December 31, 2007. As of December 31, 2007, the minimum coverage ratio was met and no LOC was required. If current trends continue, the Company will not be able to maintain the minimum coverage ratio through the end of the current contract with BCBSF/HOI and will need to either seek modifications or provide an LOC as discussed above. If such modifications are not obtained or an LOC is required, this may have a material impact on the Company's cash flow and ability to conduct its operations.

        The Company was not required to collateralize the Aetna program for 2006 and 2007. The Company does not anticipate any additional collateral obligations to be required in 2008 for its workers' compensation arrangements.

        As of December 31, 2007, the Company has recorded a $122.3 million receivable from AIG representing workers' compensation premium payments made to AIG related to program years 2000 through 2007 in excess of the present value of the estimated claims liability and the related accrued interest receivable. This receivable represents a significant concentration of credit risk for the Company.

  Cash Flows from Operating Activities

        At December 31, 2007, the Company had a net working capital deficit of $26.2 million, including restricted funds classified as short-term of $6.1 million, as compared to a net working capital deficit of $10.7 million as of December 31, 2006, including $4.5 million of restricted funds classified as short-term. The overall decrease in working capital is primarily due to the reduction in cash related to timing differences, the acquisition of HRA and stock repurchases under the Company's repurchase program.

        Net cash provided by operating activities was $11.4 million for the year ended December 31, 2007 as compared to net cash provided by operating activities of $54.4 million for the year ended December 31, 2006, representing a decrease of $43.0 million. Cash flows from operating activities are significantly impacted by the timing of client payrolls, the day of the week on which a fiscal period ends and the existence of holidays at or immediately following a period end. The overall decrease in cash from operating activities was primarily due to an overall reduction in net income as well as net timing differences.

        If current workers' compensation trends continue, the Company expects to receive approximately $17.0 million from AIG during 2008 (primarily in the third quarter) as a net return of premiums in connection with the true-ups related to the 2000-2007 program years. Additional premium releases by AIG are also anticipated in future years if such trends continue. The Company believes that it has provided AIG a sufficient amount of cash to cover its short-term and long-term workers compensation obligations related to open policy years.

  Cash Flows from Investing Activities

        Cash used in investing activities for the year ended December 31, 2007 of $17.2 million includes approximately $10.9 million related to the February 16, 2007 acquisition of HRA ($9.5 million of cash and related acquisition costs and $1.4 million included in marketable securities purchases for purchase price contingencies held in an escrow account). In addition, the Company spent approximately $5.9 million for capital expenditures primarily for technology-related items excluding approximately $0.1 million of capital expenditures made by the Company in 2007 and paid for in 2008 and $1.1 million of capital assets acquired through capital leasing arrangements. The Company is continuing to invest capital resources in the development and enhancement of its current information technology infrastructure and service delivery capabilities. This compares to cash used in investing activities of $14.5 million for the year ended December 31, 2006 primarily related to $14.2 million of capital expenditures for technology-related items and excludes approximately $1.7 million of capital expenditures made by the Company in 2006 and paid for in 2007. The Company plans to spend approximately $6.0 million on capital expenditures during 2008 primarily related to a technology upgrades and enhancements related to service delivery. Capital expenditures are expected to be funded through operations, leasing arrangements or from the Company's line of credit.

  Cash Flows from Financing Activities

        Cash used in financing activities for the year ended December 31, 2007 of $20.6 million was primarily a result of the use of $30.3 million to repurchase 1,543,121 shares of the Company's common stock under its stock repurchase programs (see "Part II. Item 5. Issuer Purchases of Equity Securities" for a discussion of the current stock repurchase program), and $8.6 million of cash dividends paid. These amounts were partially offset by $17.4 million of net borrowings under the revolving credit facility and $1.0 million received upon the exercise of 91,742 stock options and the purchase of 20,301 shares of common stock under the Company's employee stock purchase plan. The Company has suspended its share repurchase program for the time being in order to invest available cash in its business.

        This compares to cash used in financing activities for the year ended December 31, 2006 of $56.1 million which was a result of the net effect of: $57.3 million used to repurchase 2,496,096 shares of the Company's common stock under its stock repurchase programs, including $3.4 million related to the purchase of 128,400 shares made in 2005 and paid for in 2006; $8.9 million of cash dividends paid; $6.8 million received from directors, officers and employees of the Company upon the exercise of 666,808 stock options and the purchase of 20,941 shares of common stock under the Company's employee stock purchase plan; and $3.3 million related to excess tax benefits received by the Company for its share-based arrangements.

Inflation

        The Company believes that inflation in salaries and wages of client employees has an overall positive impact on its results of operations since the professional service fees earned from clients are generally proportional to increases in salaries and wages.

Commitments and Contractual Obligations

        Off-Balance Sheet Arrangements—The Company does not have any off-balance sheet arrangements.

        Table Of Contractual Arrangements—The following table summarizes the Company's contractual obligations and commercial commitments as of December 31, 2007 and the effect they are expected to have on its liquidity and capital resources (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Revolving credit facility	$17,367	$—	$—	$17,367	$—
Capital lease obligations	1,146	466	671	9	—
Operating lease obligations	43,053	10,601	14,356	7,044	11,052
Purchase obligations	1,000	500	500	—	—
Other	—	—	—	—	—

Total	$62,566	$11,567	$15,527	$24,420	$11,052

        Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $1.8 million of unrecognized tax benefits as of December 31, 2007 have been excluded from the

Contractual Obligations table above. See Note 18 to the consolidated financial statements beginning on page F-1 for additional information on unrecognized tax benefits.

CRITICAL ACCOUNTING ESTIMATES

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. The accounting estimates described below are those that the Company considers critical in preparing its financial statements because they are particularly dependent on estimates and assumptions made by management that are uncertain at the time the accounting estimates are made. While management has used its best estimates based upon facts and circumstances available at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates used are reasonably likely to occur from period to period, which may have a material impact on the presentation of the Company's financial condition and results of operations. Management periodically reviews the estimates and assumptions and reflects the effects of revisions in the period in which they are determined to be necessary. Management has reviewed the critical accounting estimates with the Audit Committee of the Company's board of directors. The descriptions below are summarized and have been simplified for clarity. A detailed description of the significant accounting policies used by the Company in preparing its financial statements is included in Note 1 to the consolidated financial statements beginning on page F-1.

Workers' Compensation Receivable/Reserves

        For a description of the Company's workers' compensation program see "Item 1. Business—Vendor Relationships—Workers' Compensation."

        Workers' compensation claim payments related to an individual policy year may extend over many years following the date of the worksite injury. Volatility in the dollar amount of workers' compensation costs arises when the number of accidents and the severity of these accidents cannot be easily projected, thus resulting in a wide range of possible expected dollar losses for an insurance policy program year. Volatility in the projection of expected dollar losses caused by the number of claims and the severity of these claims is more likely to be associated with industries that have a high-risk level associated with them.

        The Company reviews the estimated costs of claims in the deductible layer for each open program year on a quarterly basis. The determination of the estimated cost of claims is based upon a number of factors, including but not limited to actuarial calculations, current and historical loss trends, the number of open claims, development related to actual claims incurred and the impact of acquisitions, if any. A significant amount of judgment is used in this estimation process by the Company.

        The Company's consolidated financial statements reflect the estimates made by the Company as well as other factors related to the Company's workers' compensation programs within the cost of services on the Company's consolidated statements of operations and within the workers' compensation receivable, the accrued insurance premiums and health reserves or the other long-term liabilities on the Company's consolidated balance sheets. Gevity accounts for its workers' compensation insurance contracts with AIG as follows:

  •
  Premiums for claims in excess of the deductible layer are expensed ratably during the policy year;

  •
  Administrative costs of the program (including claims administration, state taxes and surcharges) are determined and expensed quarterly;

  •
  Gevity's estimate of its ultimate liability to AIG for claims that fall within the policy year deductible, calculated on a net present value basis, is determined and expensed quarterly;

  •
  The return on investments earned with respect to the collateral held by AIG under the insurance agreements is determined and recorded quarterly as a reduction of workers' compensation expense;

  •
  The balance in the collateral account held by AIG (including interest earned) in excess of the net present value of the Company's liability to AIG with respect to claims payable within the deductible layer is recorded as a workers' compensation receivable.

  •
  Returns of collateral deposits are recorded as reductions to the workers' compensation receivable.

        If the actual cost of the claims incurred is higher than the estimates of its ultimate liability to AIG determined by the Company then the accrual rate used to determine workers' compensation costs could increase. If the actual cost of the claims incurred is lower than the estimates of its ultimate liability to AIG determined by the Company, then the accrual rate used to determine workers' compensation costs could decrease. An increase or decrease to the accrual rate is reflected in the accounting period for which the change in the amount of workers' compensation claims is estimated. Due to the considerable variability in the estimate of the amount of workers' compensation claims, adjustments to workers' compensation costs are sometimes significant. For example, a 1% change in overall claims loss estimate for claims under the Company's deductible levels with no other changes in assumptions would have impacted the net present value of the claims liability and workers' compensation cost as of December 31, 2007 by approximately $3.9 million.

        The workers' compensation receivable (payable) is also affected by the change in the discount rate used to calculate the present value of the remaining claims liability. Fluctuations in the interest rate environment influence the selection of the discount rate. Increases in the discount rate result in a decrease in the net present value of the liability while decreases in the discount rate result in an increase in the net present value of the liability. For example a 1% change in the discount rate used to calculate the net present value of the claims liability at December 31, 2007 with no other changes in assumptions would have impacted the net present value of the claims liability and workers' compensation cost as of December 31, 2007 by approximately $2.1 million.

        During 2007 and 2006, the Company, in conjunction with its quarterly reviews of estimated costs of claims, revised its previous loss estimates for prior program years in recognition of the continued favorable claim development trends that occurred during each year. This revision of prior year loss estimates resulted in a total of $19.8 million and $18.7 million in 2007 and 2006, respectively, in favorable adjustments to costs of services and workers' compensation receivable.

        The following loss reserve development table illustrates the change over time of reserves established for workers' compensation claims for each of the open program years. This table excludes the 2000 program year for the Texas Workers' Compensation Insurance Fund, which was a guaranteed cost program under which all of the claims were paid by the insurance company without any deductible payment by the Company. The second section, reading down, shows the number of claims reported. The third section, reading down, shows the number of open claims as of the end of each successive year. The fourth section, reading down, shows the amount of open case reserves as of the end of each successive year. The fifth section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The last section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of the Company's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The loss reserve development table for workers' compensation claims is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior program years.

	Years Ended December 31,
	2007	2006	2005	2004	2003	2002	2001	2000
	(Dollars in thousands)
Originally reported reserves for unpaid claims and claims expenses limited to the Company's liability per occurrence	$47,800	$60,500	$64,000	$73,000	$65,000	$76,200	$103,000	$109,000
Number of claims reported as of:
End of initial year	4,590	5,820	6,232	6,489	5,765	7,701	10,195	11,888
One year later	—	5,953	6,420	6,665	5,916	7,856	10,475	12,088
Two years later	—	—	6,432	6,679	5,961	7,873	10,495	12,114
Three years later	—	—	—	6,680	5,964	7,872	10,500	12,118
Four years later	—	—	—	—	5,963	7,873	10,500	12,119
Five years later	—	—	—	—	—	7,873	10,500	12,119
Six years later	—	—	—	—	—	—	10,500	12,119
Seven years later	—	—	—	—	—	—	—	12,119
Number of open claims reported as of:
End of initial year	1,162	1,474	1,628	2,045	1,604	1,632	2,632	3,077
One year later	—	265	329	388	333	462	791	965
Two years later	—	—	131	174	121	251	286	532
Three years later	—	—	—	88	57	126	156	148
Four years later	—	—	—	—	36	84	84	84
Five years later	—	—	—	—	—	55	59	54
Six years later	—	—	—	—	—	—	47	36
Seven years later	—	—	—	—	—	—	—	27
Insurance carrier open case reserve amount as of:
End of initial year	$13,029	$13,997	$15,028	$15,339	$12,444	$15,272	$23,087	$22,315
One year later	—	$7,480	$10,079	$10,825	$9,253	$11,249	$14,086	$16,796
Two years later	—	—	$3,888	$5,902	$4,381	$6,579	$8,223	$12,105
Three years later	—	—	—	$3,783	$2,534	$4,697	$4,814	$5,533
Four years later	—	—	—	—	$1,613	$4,249	$2,960	$3,639
Five years later	—	—	—	—	—	$2,349	$4,225	$2,665
Six years later	—	—	—	—	—	—	$3,203	$2,629
Seven years later	—	—	—	—	—	—	—	$2,025
Cumulative net paid claims by insurance carrier as of:
End of initial year	$10,837	$14,162	$14,647	$13,876	$14,502	$16,859	$21,345	$22,688
One year later	—	$28,778	$29,328	$31,488	$30,790	$38,006	$47,461	$50,524
Two years later	—	—	$38,118	$40,010	$40,343	$50,182	$65,925	$69,251
Three years later	—	—	—	$44,402	$43,221	$56,292	$72,457	$81,033
Four years later	—	—	—	—	$45,086	$59,056	$76,740	$85,241
Five years later	—	—	—	—	—	$60,727	$78,217	$88,084
Six years later	—	—	—	—	—	—	$79,475	$89,274
Seven years later	—	—	—	—	—	—	—	$90,419
Undiscounted reserves re-estimated as of:
End of initial year	$47,800	$60,500	$64,000	$73,000	$65,000	$76,200	$103,000	$109,000
One year later	—	$54,700	$58,500	$63,000	$63,000	$78,000	$98,000	$109,000
Two years later	—	—	$52,700	$56,700	$56,000	$71,000	$99,000	$108,400
Three years later	—	—	—	$53,500	$51,600	$69,000	$93,000	$105,000
Four years later	—	—	—	—	$49,400	$69,000	$90,000	$104,000
Five years later	—	—	—	—	—	$66,000	$86,900	$100,000
Six years later	—	—	—	—	—	—	$85,100	$95,600
Seven years later	—	—	—	—	—	—	—	$93,800

        The following table summarizes the components of the workers' compensation receivable, net, for the open program years as of December 31, 2007. Policy program years 2000 through 2002 have been combined to reflect the additional insurance coverage purchased from AIG during 2004 with respect to those program years and include the premium payment and claim activity with both AIG and CNA:

	For the Policy Years Ended December 31,
	2007	2006	2005	2004	2003	2000-2002	Total
	(In thousands)
Initial premium/collateral payments to carriers(1)	$66,500	$90,000	$100,000	$111,402	$85,000	$293,720	$746,622
Premium/collateral refunds received	—	(30,057)	(45,004)	(58,072)	(26,189)	(5,500)	(164,822)

Net premiums/collateral held by carriers	66,500	59,943	54,996	53,330	58,811	288,220	581,800

Claims paid by insurance carrier	(10,837)	(28,778)	(38,118)	(44,402)	(45,086)	(230,621)	(397,842)
Estimated future claims covered by premium/collateral	(36,963)	(25,922)	(14,582)	(9,098)	(4,314)	(14,279)	(105,158)

Total estimated ultimate claims	(47,800)	(54,700)	(52,700)	(53,500)	(49,400)	(244,900)	(503,000)
Reinsurance reimbursement	—	—	(178)	—	—	—	(178)
Discount on future claim payments	3,444	2,280	1,203	714	339	1,691	9,671
Estimated premium expense refunds due	3,346	642	520	387	110	—	5,005
Accrued interest receivable on premium/collateral payments	1,644	4,261	5,482	5,604	4,582	7,400	28,973

Workers' compensation receivable, net, as of December 31, 2007	$27,134	$12,426	$9,323	$6,535	$14,442	$52,411	$122,271

(1)
Represents initial premium/collateral payments to carriers for the deductible portion of the Company's workers' compensation program.

        The AIG workers' compensation insurance program provides for a return to the Company of excess premiums paid eighteen months after the beginning of each program year and annually thereafter. The adjustment amount is determined by applying a loss development factor to an estimate of the incurred losses based upon actual claims incurred during the program year and comparing that amount to actual premiums paid for the program year. The Company expects to receive approximately $17.0 million, net, primarily during the third quarter of 2008, relative to the AIG returned premiums for program years 2003 through 2007. All other estimated premium/collateral return is expected to be long-term.

Intangible Assets

        The Company has recorded significant intangible assets as a result of acquisitions. The intangible assets related to the client service agreements acquired were initially valued with the assistance of a third party, are considered to have a finite life, and are being amortized straight-line over a 5-year period based upon the estimated rate of client attrition. The original estimate of client attrition was based upon the previous experience of the Company. The Company reviews the remaining life of the intangible assets periodically and reviews for impairment if events and circumstances warrant. Changes to the estimated economic life, if any, may result in an increase in amortization expense that may be significant.

        Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

        During the fourth quarter of 2007, the Company evaluated the long-lived and intangible assets of the Gevity Edge Select segment for impairment based upon various factors including: the low fair value of the Gevity Edge Select segment obtained in connection with the annual test for goodwill impairment under SFAS 142, the accumulation of costs significantly in excess of amounts originally anticipated for the HRA integration and the re-launch of Gevity Edge Select, current period operating losses, and the forecast of continued operating losses. The Gevity Edge Select segment is comprised substantially of the assets acquired in the HRA acquisition. At the time of the impairment testing the Gevity Edge Select asset group was classified as an asset to be held and used (see Note 7 to the consolidated financial statements beginning on page F-1 for additional discussion regarding the impairment and "Item 1. Business-General" for information regarding the Company's subsequent decision to exit the Gevity Edge Select business). Based upon the results of the impairment analysis the Company recorded an impairment loss on the long-lived assets of Gevity Edge Select of $8.5 million which included the write-down of property, plant and equipment, client service agreements and goodwill. The calculation of the impairment loss required a significant amount of judgment by the Company relating to the projection of future cash flows and the related impact on the calculated fair value of the long-lived and intangible assets at December 31, 2007. The Company expects to take a pre-tax charge in the range of $4.5 million to $5.5 million in the first half of 2008 related to the additional write-off of assets associated with Gevity Edge Select as well as the accrual of other exit costs including appropriate severance arrangements.

Medical Benefit Plan Liabilities

        The Company provides medical benefit plans to its client employees through several medical benefit plan providers; under a minimum premium plan with BCBSF/HOI; a retrospective premium plan with Aetna for the Aetna PPO plan; and guarantee cost contracts for all other plans.

        With respect to the medical benefit plans with BCBSF/HOI, the Company establishes medical benefit plan liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are determined quarterly by the Company based upon a number of factors, including but not limited to actuarial calculations, current and historical claim payment patterns, plan enrollment and medical trend.

        For each period, the Company estimates the relevant factors, based primarily on historical data and uses this information to determine the assumptions underlying the reserve calculations. An extensive degree of judgment is used in this estimation process. Due to the considerable variability of health care costs, adjustments to health reserves are sometimes significant. For example, an increase (decrease) in the margin factor used to calculate claims incurred but not reported by 1% at December 31, 2007 would have resulted in an increase (decrease) in the incurred but not reported claim reserve of approximately $1.2 million.

        During the year ended December 31, 2007, the Company recorded a net health plan surplus of $3.1 million that decreased its cost of services and reserves for incurred but not reported claims. During the year ended December 31, 2006, the Company recorded a health plan subsidy of $2.5 million that increased its cost of services and reserves for incurred but not reported claims.

        The following table provides the amount of the medical benefit plan liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported (in thousands):

	Year Ended December 31,
	2007	2006
Incurred but not reported claims	$10,100	$10,609
Other health plan liabilities (including recall premiums)	256	2,457

Total medical benefit plan liabilities	$10,356	$13,066

        If the actual amount of the Company's medical benefit plan liabilities at the end of each period were to increase (decrease) from the estimates used by the Company, then the Company would have an increase in the amount of its future period health benefit subsidy (surplus).

        The Company's consolidated financial statements reflect the estimates made with respect to medical benefit plan liabilities within the cost of services on the Company's consolidated statement of operations and within the accrued insurance premiums and health reserves on the company's consolidated balance sheet.

State Unemployment Taxes

        The Company records state unemployment tax expense based upon taxable wages and tax rates as determined by each state. State unemployment rates vary by state and are based, in part, on past claims experience. If the Company's claims experience increases, its rates could increase. Additionally, states have the ability to increase unemployment tax rates to cover deficiencies in the state's unemployment tax fund. As a result our unemployment tax rates have increased over the last several years and are expected to continue to increase. Some states have implemented retroactive rate increases. These increases cannot always be predicted. Contractual arrangements with the Company's clients may limit its ability to pass through these rate increases. Retroactive rate increases that the Company determines not to pass on to its clients could have a material adverse effect on the Company's financial position and results of operations.

  California Unemployment Tax Assessment

        In May of 2007, the Company received a Notice of Assessment from the State of California Employment Development Department ("EDD") relative to the Company's practice of reporting payroll for its subsidiaries under multiple employer account numbers. The notice stated that the EDD was collapsing the accounts of the Company's subsidiaries into one account number for payroll reporting purposes and retroactively reassessed unemployment taxes due at a higher overall rate for the 2004-2006 tax years resulting in an assessment of $4.7 million. On May 30, 2007, the Company filed a petition with the Office of the Chief Administrative Law Judge for the California Unemployment Insurance Appeals Board asking that the EDD's assessment be set aside. The petition contends in part that the EDD has exceeded the scope of its authority in issuing the assessment by failing to comply with its own mandatory procedural requirements and that the statute of limitations for issuing the assessments has expired as the Company's activities within the state were compliant with California statutes and regulations. The Company believes that it has valid defenses regarding the assessments and intends to vigorously protest these claims. However, the Company cannot estimate at this point in time what amount, if any, will ultimately be due with respect to this matter.

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

        The Company has established credit policies and generally requires its clients to pay in advance or simultaneously with the delivery of its payroll. In addition, the Company maintains the right to immediately terminate the professional services agreement and associated client employees or to require prepayment, letters of credit or other collateral upon deterioration of a client's financial position or upon nonpayment by a client. As a result of the Company's strict credit policies, customer nonpayments historically have been low as a percentage of revenues (see "Schedule II—Valuation and Qualifying Accounts—Allowance for Doubtful Accounts" on page S-1). If the financial condition of the Company's clients were to deteriorate rapidly, resulting in non-payment, the Company's uncollected accounts receivable could increase rapidly and the Company could be required to provide for additional allowances.

Deferred Taxes

        The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of its assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and, if necessary, establishes a valuation allowance. The Company considers future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. The Company calculates the current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the fourth quarter of the subsequent year for U.S. federal and state provisions. If the Company were to operate at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, then the Company could be required to establish a valuation allowance against all or a significant portion of the deferred tax assets, resulting in a substantial increase in the Company's effective tax rate. During the year ended December 31, 2007, the Company determined that it is more likely than not that the deferred tax assets related to certain state net operating loss carryforwards will not be realized. As such, at December 31, 2007 the Company established a valuation allowance of $1,304 against those certain state net operating loss carryforwards. If it is later determined that it is more likely than not that the net deferred tax assets would be realized, the applicable portion of the previously provided valuation allowance will be reversed.

        The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions and requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The disclosure requirements and cumulative effect of adoption of FIN 48 are presented in Note 18 to the consolidated financial statements beginning on page F-1.

Share-Based Payments

        The Company adopted SFAS No. 123R in January of 2006. SFAS 123R requires that the costs of employee share-based payments be measured at fair value on the awards' grant date and, for those awards expected to vest, recognized in the financial statements over the requisite service period. The Company estimates the fair value of stock option awards on the date of grant utilizing the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, certain assumptions used in the Black-Scholes model, such as expected term, can be adjusted to incorporate the unique characteristics of the Company's stock option awards. Option valuation models require the input of somewhat subjective assumptions including expected stock price volatility and expected term. The Company believes it is unlikely that materially different estimates for the assumptions used in estimating the fair value of stock options granted would be made based on the conditions suggested by actual historical experience and other data available at the time estimates were made. Restricted stock awards are valued at the price of the Company's common stock on the date of the grant. The Company utilizes judgment in the determination of expected forfeiture rates in its estimate of those share awards expected to vest. The forfeiture rates are adjusted as necessary based upon actual forfeiture experience.

NEW ACCOUNTING PRONOUNCEMENTS

        See Note 1 of notes to the consolidated financial statements beginning on page F-1 of this report for a discussion of new accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company currently utilizes money market funds and has in the past utilized U.S. government agency and other corporate debt with fixed rates and maturities of less than one year to manage its exposures to interest rates. See Note 3 to the consolidated financial statements beginning on page F-1. The Company holds restricted collateral with respect to its insurance programs provided by the member insurance companies of AIG, which are currently invested in money market funds and are therefore not significantly exposed to interest rate risk. If interest rates change, the interest income with respect to these investments would ultimately be affected. The insurance premiums paid to AIG under its workers' compensation insurance program earn a fixed rate of return and are not subject to market risk from changes in interest rates (see Note 5 to the consolidated financial statements beginning on page F-1). The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2008, although there can be no assurances that interest rates will not change.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item 8 is contained in a separate section of this report. See "Index to Consolidated Financial Statements and Financial Statement Schedule" beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures; Changes in Internal Control over Financial Reporting

        As of the end of the period covered by this Form 10-K, the Company's management, including the Interim Chief Executive Officer/Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives. Based upon that evaluation and subject to the foregoing, the Company's management, including the Company's Interim Chief Executive Officer/Chief Financial Officer, concluded that the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

        During the quarter ended December 31, 2007, there were no other changes in internal control over financial reporting that have materially affected or are reasonably likely to affect the Company's internal control over financial reporting.

Management's Report On Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

  •
  provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management determined that as of December 31, 2007, the Company's internal control over financial reporting was effective based upon those criteria.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited the Company's consolidated financial statements. Deloitte & Touche LLP's attestation report on the effectiveness of internal control over financial reporting is presented below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gevity HR, Inc.
Bradenton, Florida

We have audited the internal control over financial reporting of Gevity HR, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, as of January 1, 2006.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Tampa, Florida
March 17, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this Item 10 regarding the Company's executive officers is included under "Item 1. Business—Executive Officers of the Registrant." Other information required by this Item 10 will be contained in the Company's Proxy Statement, relating to the 2008 Annual Meeting of Shareholders, expected to be held on May 21, 2008 (the "Proxy Statement") under the headings "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", and "Information Regarding our Board and its Committees" and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 will be contained in the Proxy Statement under the heading "Executive Compensation" and is incorporated herein by reference, provided that the Compensation Committee Report contained in the Proxy Statement shall not be deemed to be incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 will be contained in the Proxy Statement under the headings "Ownership of Securities" and "Executive Compensation" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 will be contained in the Proxy Statement under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 will be contained in the Proxy Statement under the headings "Audit Committee Pre-Approval" and "Fees Paid to Deloitte & Touche LLP" and is incorporated herein by reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1. Financial Statements—See the Index to Consolidated Financial Statements on Page F-1.

2.
Financial Statement Schedule:

        See Schedule II—Valuation and Qualifying Accounts—Allowance for Doubtful Accounts on Page S-1

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

GEVITY HR, INC.
Dated: March 17, 2008	/s/ GARRY J. WELSH Garry J. Welsh Interim Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 17, 2008	/s/ MICHAEL J. LAVINGTON Michael J. Lavington Chairman of the Board
Dated: March 17, 2008	/s/ GEORGE B. BEITZEL George B. Beitzel Director
Dated: March 17, 2008	/s/ TODD F. BOURELL Todd F. Bourell Director
Dated: March 17, 2008	/s/ PAUL R. DAOUST Paul R. Daoust Director
Dated: March 17, 2008	/s/ JONATHAN H. KAGAN Jonathan H. Kagan Director
Dated: March 17, 2008	/s/ DAVID S. KATZ David S. Katz Director
Dated: March 17, 2008	/s/ JEFFREY A. SONNENFELD Jeffrey A. Sonnenfeld Director
Dated: March 17, 2008	/s/ DANIEL J. SULLIVAN Daniel J. Sullivan Director

GEVITY HR, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

  Schedules Omitted—Certain other schedules have been omitted because they are not required or because the information required therein has been included in Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gevity HR, Inc.
Bradenton, Florida

We have audited the accompanying consolidated balance sheets of Gevity HR, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Tampa, Florida
March 17, 2008

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In $000's except share and per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$9,950	$36,291
Marketable securities—restricted	6,102	4,478
Accounts receivable, net	130,209	126,936
Short-term workers' compensation receivable, net	16,950	35,354
Other current assets	14,515	15,927

Total current assets	177,726	218,986
Property and equipment, net	22,176	23,847
Long-term marketable securities—restricted	3,934	3,747
Long-term workers' compensation receivable, net	105,321	85,872
Intangible assets, net	11,386	20,856
Goodwill	9,224	8,692
Deferred tax asset, net	10,797	11,938
Other assets	1,347	622

Total assets	$341,911	$374,560

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued payroll and payroll taxes	$151,105	$163,410
Accrued insurance premiums and health reserves	13,557	17,287
Customer deposits and prepayments	13,581	11,893
Accounts payable and other accrued liabilities	11,881	10,243
Deferred tax liability, net	11,674	24,583
Dividends payable	2,096	2,223

Total current liabilities	203,894	229,639
Revolving credit facility	17,367	—
Other long-term liabilities	5,088	2,869

Total liabilities	226,349	232,508

Commitments and contingencies (see notes)
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,379,761 and 31,962,314 issued as of December 31, 2007 and 2006, respectively	234	320
Additional paid-in capital	31,475	177,949
Retained earnings	84,899	84,110
Treasury stock (85,660 and 7,260,175 shares at cost, respectively)	(1,046)	(120,327)

Total shareholders' equity	115,562	142,052

Total liabilities and shareholders' equity	$341,911	$374,560

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In $000's, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues	$604,992	$647,967	$608,797
Cost of services (exclusive of depreciation and amortization shown below)	415,738	444,190	413,807

Gross profit	189,254	203,777	194,990

Operating expenses:
Salaries, wages and commissions	86,837	85,624	76,033
Other general and administrative	59,896	54,746	49,312
Impairment loss	8,477	—	—
Reinsurance contract loss, net	—	1,650	—
Depreciation and amortization	16,270	13,878	14,635

Total operating expenses	171,480	155,898	139,980

Operating income	17,774	47,879	55,010
Interest income	1,091	1,157	1,371
Interest expense	(2,822)	(430)	(393)
Other expense, net	(558)	(169)	—

Income before income taxes	15,485	48,437	55,988
Income tax provision	5,526	13,174	18,610

Net income	$9,959	$35,263	$37,378

Net income per common share:
—Basic	$0.42	$1.36	$1.36

—Diluted	$0.41	$1.32	$1.31

Weighted average common shares outstanding:
—Basic	23,688,921	25,932,904	27,451,834

—Diluted	24,247,241	26,789,652	28,534,440

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2007, 2006 and 2005
(In $000's, except share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Total
Balance, December 31, 2004	30,408,220	$304	$152,670	$28,417	$(16,217)	$—	$165,174
Issuance of common stock	829,233	8	9,032	—	(751)	(2,543)	5,746
Tax benefit of stock option exercises	—	—	4,174	—	—	—	4,174
Common stock dividends declared	—	—	—	(7,658)	—	—	(7,658)
Purchase of treasury stock	—	—	—	—	(49,399)	—	(49,399)
Net income	—	—	—	37,378	—	—	37,378

Balance, December 31, 2005	31,237,453	312	165,876	58,137	(66,367)	(2,543)	155,415
Issuance of common stock	724,861	8	6,664	—	(63)	—	6,609
Tax benefit of stock option exercises	—	—	4,268	—	—	—	4,268
Stock-based compensation expense	—	—	3,684	—	—	—	3,684
Reversal of deferred compensation upon adoption of SFAS 123R	—	—	(2,543)	—	—	2,543	—
Common stock dividends declared	—	—	—	(9,290)	—	—	(9,290)
Purchase of treasury stock	—	—	—	—	(53,897)	—	(53,897)
Net income	—	—	—	35,263	—	—	35,263

Balance, December 31, 2006	31,962,314	320	177,949	84,110	(120,327)	—	142,052
Adjustment upon adoption of FIN 48	—	—	—	(711)	—	—	(711)
Issuance of common stock	149,974	1	910	—	(35)	—	876
Tax benefit of stock option exercises	—	—	56	—	—	—	56
Stock-based compensation expense	—	—	2,079	—	—	—	2,079
Common stock dividends declared	—	—	—	(8,459)	—	—	(8,459)
Purchase of treasury stock	—	—	—	—	(30,290)	—	(30,290)
Cancellation of treasury shares	(8,732,527)	(87)	(149,519)	—	149,606	—	—
Net income	—	—	—	9,959	—	—	9,959

Balance, December 31, 2007	23,379,761	$234	$31,475	$84,899	$(1,046)	$—	$115,562

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000's)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,959	$35,263	$37,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,270	13,878	14,635
Impairment loss	8,477	—	—
Deferred tax (benefit) provision, net	(15,217)	(7,368)	10,428
Stock compensation	2,079	3,684	592
Excess tax benefits from share-based arrangements	(56)	(3,349)	—
Provision for bad debts	1,764	855	598
Other	581	226	55
Changes in operating working capital:
Accounts receivable, net	(5,037)	(13,927)	(14,672)
Other current assets	1,687	4,178	(9,731)
Workers' compensation receivable, net	(1,045)	7,092	(15,603)
Other assets	(343)	(55)	(168)
Accrued insurance premiums and health reserves	(3,730)	(3,249)	(2,655)
Accrued payroll and payroll taxes	(12,449)	10,336	41,253
Accounts payable and other accrued liabilities	6,352	3,304	2,692
Customer deposits and prepayments	1,688	3,578	(3,582)
Other long-term liabilities	424	(77)	(694)

Net cash provided by operating activities	11,404	54,369	60,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(1,811)	(363)	(5,293)
Maturities of marketable securities and certificates of deposit	—	34	11,085
Business acquisition	(9,495)	—	—
Capital expenditures	(5,889)	(14,198)	(6,240)

Net cash used in investing activities	(17,195)	(14,527)	(448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	17,367	—	—
Capital lease payments	(130)	—	—
Proceeds from exercise of stock options	1,033	6,755	5,154
Excess tax benefits from share-based arrangements	56	3,349	—
Dividends paid	(8,586)	(8,913)	(7,454)
Purchase of treasury stock	(30,290)	(57,267)	(46,029)

Net cash used in financing activities	(20,550)	(56,076)	(48,329)

Net (decrease) increase in cash and cash equivalents	(26,341)	(16,234)	11,749
Cash and cash equivalents—beginning of year	36,291	52,525	40,776

Cash and cash equivalents—end of year	$9,950	$36,291	$52,525

Supplemental disclosure of cash flow information:
Income taxes paid	$9,628	$15,697	$10,237

Interest paid	$2,888	$576	$176

GEVITY HR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In $000's)

Supplemental disclosure of non-cash transactions:

        Capital expenditures for the years ended December 31, 2007, 2006 and 2005, exclude approximately $110, $1,739 and $1,425, respectively, of capital items purchased by the Company and paid for in the following year.

        Capital expenditures and cash flows from financing activities for the year ended December 31, 2007, exclude approximately $1,079 of capital items purchased by the Company through capital leases.

        Capital expenditures exclude the following non-cash items at December 31, 2005:

    •
    approximately $703 of landlord incentives related to leasehold improvements at the Company's corporate facility; and

    •
    approximately $411 of capitalized rent related to the rent-free construction period at the Company's corporate facility.

        The purchase of treasury stock at December 31, 2005 excludes approximately $3,370 of 2005 common stock purchases that were paid for in 2006.

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $000's, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Gevity HR, Inc. ("Gevity" or the "Company") delivers the Gevity Edge™, a comprehensive solution comprised of innovative management and administration services, helping employers to streamline human resource ("HR") administration, optimize HR practices, and maximize people and performance. Essentially, Gevity serves as the full-service HR department for these businesses, providing each employee with support previously only available at much larger companies.

        Gevity operates primarily as a professional employer organization ("PEO") and enters into a co-employment relationship with its clients. The terms of the co-employment relationship are governed by a Professional Services Agreement ("PSA") that contractually allocates employment-related responsibilities between the Company and the client. Under the co-employment relationship the Company typically assumes responsibility for the payment of salaries and wages to each client employee, the payment of payroll taxes, workers' compensation insurance coverage, and, at the client's option, responsibility for providing group health, welfare and retirement benefits. This portion of the Company's operations is known as the Gevity Edge™.

        Gevity also operates a non co-employment business known as Gevity Edge Select™. The non co-employment relationship is also governed by a PSA. Under the non co-employment model the employment-related liabilities remain with the client and the client is responsible for its own workers' compensation insurance and health and welfare plans. The Company assumes responsibility for payroll administration (including payroll processing, payroll tax filing and W-2 preparation) and provides access to all of its HR services. The Gevity Edge Select business (previously referred to as Gevity's "Custom" business solution) was introduced in 2004 and historically has not had a significant impact on the Company's revenues or results of operations.

        On February 16, 2007, the Company acquired certain assets, including the client portfolio, of HRAmerica, Inc. ("HRA"), a human resource outsourcing firm that offered fundamental employee administration solutions including payroll processing to approximately 145 clients with approximately 16,000 client employees. Approximately 14,700 non co-employed client employees were acquired as of the date of the acquisition and approximately 1,300 co-employed client employees (8 clients) were acquired with an effective date of April 1, 2007. The acquisition provided the Company with technology and processes to enhance its non co-employment model. See Note 7 for additional information on the HRA acquisition and Note 20 for information relating to Gevity's first quarter 2008 decision to exit the Gevity Edge Select business.

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Gevity HR, Inc. and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates and assumptions are based upon management's best knowledge of current events and actions that the Company may take in the future. The Company's most significant estimates relate to receivables, reserves for the allowance for doubtful accounts, workers' compensation claims, intangible assets, medical benefit plan liabilities, state unemployment

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

taxes, deferred taxes, share-based payments and the estimates used in the determination of the fair value of long-lived assets. Actual results could differ materially from those estimates.

        Cash Equivalents—Cash equivalents are defined as short-term investments with original maturities of three months or less.

        Marketable Securities—The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. The Company's investment portfolio has primarily consisted of money market funds and marketable equity securities classified as either available-for-sale or trading, and as a result, are reported at fair value. Unrealized gains and losses, net of income taxes, are reported as a separate component of shareholders' equity and comprehensive income for available-for-sale securities and included in earnings for trading securities. The cost of investments sold is based on the specific identification method, and realized gains and losses are included in other income (expense).

        Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of the remaining estimated useful lives of the related assets or lease terms, as follows:

Years
Computer hardware and software	3 to 7
Furniture and equipment	3 to 7
Leasehold improvements	Life of lease

        The Company reviews its property and equipment amounts for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized if the carrying amount of the asset exceeded the estimated undiscounted cash flows expected to be generated from the asset. The amount of the impairment loss recorded would be calculated as the excess of the assets carrying value over its fair value. Fair value is estimated using a discounted cash flow analysis from the asset (asset group) or determined by other valuation techniques. See Note 7 for the discussion of the impairment loss recognized during the year ended December 31, 2007.

        Internal Use Software—Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the estimated useful lives of the software, generally three to five years. Costs incurred during the preliminary project stage, as well as general and administrative, overhead, maintenance and training, and costs that do not add functionality to existing systems, are expensed as incurred.

        Goodwill—Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company had previously determined

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

that no goodwill impairment existed at December 31, 2006. See Note 7 for the discussion of goodwill impairment at December 31, 2007.

        Intangible Assets—Intangible assets represent client service agreements acquired from independent parties. Acquired intangible assets were determined to have finite lives and are amortized on a straight-line basis over their estimated economic lives of 5 years. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The Company had previously determined that no impairment of the intangible assets existed as of December 31, 2006. See Note 7 for the discussion of intangible asset impairment at December 31, 2007.

        Fair Value of Financial Instruments—The carrying values of cash and cash equivalents, accounts receivable, and accounts payable and other accrued liabilities approximate their fair values due to the short-term maturities of these instruments.

        Revenue Recognition—The gross billings that the Company charges its clients under its professional services agreement include each client employee's gross wages, employment taxes, a professional service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company's professional service fee, which is primarily computed as a percentage of gross wages, is intended to yield a profit to the Company and to cover the cost of HR outsourcing services provided by the Company to the client, certain employment-related taxes and workers' compensation insurance coverage. The component of the professional service fee related to HR outsourcing services varies according to the size and location of the client. The component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. All charges by the Company are invoiced along with each periodic payroll delivered to the client. The Company accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the client employee performs work. The Company accrues revenues and unbilled receivables for service fees relating to work performed by client employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.

        The Company reports revenues from service fees in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for professional service fees, health and retirement plan fees, workers' compensation and unemployment insurance fees. The Company reports revenues on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. The Company reports revenues on a net basis for the amount billed to clients for employee salaries, wages and payroll-related taxes less amounts paid to client employees and taxing authorities for these salaries, wages and taxes.

        Sales and Marketing Commissions and Client Referral Fees—Sales and marketing commissions and client referral fees are expensed as incurred. Such expenses are classified as salaries, wages and commissions in the consolidated statements of operations.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Workers' Compensation Costs—The Company has maintained a loss sensitive workers' compensation program since January 1, 2000. The program was with CNA Financial Corporation, ("CNA") until December 31, 2002 and is with member insurance companies of American International Group, Inc. ("AIG") effective January 1, 2003. The insured loss sensitive programs provide insurance coverage for claims incurred in each plan year but which will be paid out over future periods. In states where private insurance is not permitted, client employees are covered by state insurance funds.

        Workers' compensation expense for the year is based upon premiums paid to the carrier for claims in excess of the deductible layer, administrative costs of the programs (including claims administration, state taxes and surcharges), the estimate of the total cost of the claims that fall within the policy deductible layer (calculated on a net present value basis), and is reduced by the return on investment with respect to the collateral held by AIG under the insurance agreements.

        The Company reviews the estimated cost of claims in the deductible layer on a quarterly basis. The determination of the estimated cost of claims is based upon a number of factors, including but not limited to actuarial calculations, current and historical loss trends, the number of open claims, developments relating to the actual claims incurred, and the impact of acquisitions, if any. A significant amount of judgment is used in this estimation process.

        Health Benefits—Claims incurred under the health benefit plans are expensed as incurred according to the terms of each contract. For certain contracts, liability reserves are established for the benefit claims reported but not yet paid and claims that have been incurred but not yet reported.

        Stock-Based Compensation—The Company grants stock options and non-vested stock awards (previously referred to as "restricted stock") to its employees, officers and directors. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment ("SFAS 123R"), for its stock-based compensation plans. Among other things, SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements based upon the grant-date fair value of those awards.

        Prior to January 1, 2006, the Company accounted for stock-based compensation using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations, and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transitions and Disclosures ("SFAS 148").

        Under APB 25, no compensation expense was recognized for either stock options issued under the Company's stock compensation plans or for stock purchased under the Company's Employee Stock Purchase Plan ("ESPP"). The pro forma effects on net income and earnings per share for stock options and ESPP awards were instead disclosed in a footnote to the financial statements. Compensation expense was previously recognized for awards of non-vested stock, based upon the market value of the common stock on the date of grant, on a straight-line basis over the requisite service period with the effect of forfeitures recognized as they occurred.

        The following table represents the pro forma information for the year ended December 31, 2005 (as previously disclosed) under the Company's stock compensation plans had compensation cost for the

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

stock options and common stock purchased under the ESPP been determined based on the fair value at the grant-date consistent with the method prescribed by SFAS 123:

		Year Ended December 31, 2005
Net income	As reported	$37,378
Add: total stock-based compensation included in net income, net of tax	As reported	396
Less: total stock-based employee compensation expense determined under fair value method for all awards, net of tax	Pro forma	(3,452)

Net income	Pro forma	$34,322

Basic earnings per share	As reported	$1.36
	Pro forma	$1.25
Diluted earnings per share	As reported	$1.31
	Pro forma	$1.20

        The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation costs recognized during the years ended December 31, 2007 and 2006 include:

  •
  compensation cost for all share-based awards (expected to vest) granted prior to, but not yet vested as of January 1, 2006, based upon grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

  •
  compensation cost for all share-based awards (expected to vest) granted during the years ended December 31, 2007 and 2006, based upon grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

        Prior to the adoption of SFAS 123R, the Company presented deferred compensation associated with the issuance of non-vested stock, as a separate component of stockholders' equity. In accordance with the provisions of SFAS 123R, on January 1, 2006, the Company reversed the deferred compensation balance from December 31, 2005 of $2,543 to additional paid-in-capital.

        See Note 16 for additional information regarding the Company's stock-based compensation plans and the assumptions used to calculate the fair value of stock-based awards.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Income Taxes—The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company's assets and liabilities.

        Earnings Per Share—Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the year. Common equivalent shares are calculated using the treasury stock method for stock options and restricted stock.

        Reclassifications—Certain insignificant prior period amounts have been reclassified to conform to current period presentation.

        New Accounting Pronouncements—In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 gives entities the irrevocable option to carry many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a framework for the measurement of assets and liabilities that use fair value and expands disclosures about fair value measurements. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

        In February 2008, the FASB issued FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purpose of Lease Classification or Measurement Under Statement 13 ("FSP 157-1"). FSP 157-1 excludes FASB Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements for the provisions of SFAS 157. FSP 157-1 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

        In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

        In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations ("SFAS 141-R"), which will become effective for business combination transactions

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

having an acquisition date on or after January 1, 2009. This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. SFAS 141-R requires acquisition related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at the acquisition date, to be recorded against income rather than included in the purchase price determination. It also requires recognition of contingent arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in income. The Company does not anticipate that the adoption of SFAS 141-R will have a material impact on its financial position and results of operations.

        The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions and requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The disclosure requirements and cumulative effect of adoption of FIN 48 are presented in Note 18.

2. SEGMENT REPORTING

        Prior to 2007, the Company operated in one reportable segment under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), due to its centralized structure and the single bundled service offering that it provided to its clients. The chief operating decision maker of the Company, as defined in SFAS No. 131, reviewed financial information on a company-wide basis. During the fourth quarter of 2007, the Company initiated several key changes to its operations in response to integration issues associated with the HRA acquisition, the re-launch of Gevity Edge Select, and the changes in the Company's executive management team. As a result, the Company reassessed its reportable segments under SFAS 131 and determined that the Gevity Edge Select business (which includes the operations acquired in the HRA acquisition) should be a reportable segment apart from the Gevity Edge business based upon economic and operational characteristics and the financial performance review by the chief operating decision maker. The Company has broken out segment results for all periods presented to reflect this change.

        All of the Company's revenues are derived in the United States and the revenues reported below are all from external customers. The Company evaluates segment performance based upon operating income which includes only the direct costs for the Gevity Edge Select segment. The Company does not allocate corporate, indirect general and administrative costs, interest or income taxes from the Gevity Edge segment to the Gevity Edge Select segment.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

2. SEGMENT REPORTING (Continued)

        The following table presents information about the Company's segments for the years ended December 31, 2007, 2006 and 2005:

Year Ended December 31, 2007	Gevity Edge	Gevity Edge Select	Total
Revenues	$601,594	$3,398	$604,992
Operating income (loss)(1)	$31,027	$(13,253)	$17,774
Items excluded from segment profit (loss):
Interest income			1,091
Interest expense			(2,822)
Other			(558)

Income before income taxes			$15,485

Depreciation and amortization	$15,326	$944	$16,270
Total assets	$332,735	$9,176	$341,911
Capital expenditures	$5,178	$711	$5,889

(1)
Includes the $8,477 impairment loss of Gevity Edge Select as described in Note7.

Year Ended December 31, 2006	Gevity Edge	Gevity Edge Select	Total
Revenues	$647,527	$440	$647,967
Operating income (loss)	$48,429	$(550)	$47,879
Items excluded from segment profit (loss):
Interest income			1,157
Interest expense			(430)
Other			(169)

Income before income taxes			$48,437

Depreciation and amortization	$13,810	$68	$13,878
Total assets	$371,305	$3,255	$374,560
Capital expenditures	$14,198	$—	$14,198

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

2. SEGMENT REPORTING (Continued)

Year Ended December 31, 2005	Gevity Edge	Gevity Edge Select	Total
Revenues	$608,531	$266	$608,797
Operating income (loss)	$56,342	$(1,332)	$55,010
Items excluded from segment profit (loss):
Interest income			1,371
Interest expense			(393)
Other			—

Income before income taxes			$55,988

Depreciation and amortization	$14,178	$457	$14,635
Total assets	$385,516	$2,353	$387,869
Capital expenditures	$6,240	$—	$6,240

3. MARKETABLE SECURITIES—RESTRICTED

        At December 31, 2007 and 2006, the Company's investment portfolio consisted of restricted money market funds classified as available-for-sale.

        Restricted money market funds relate to collateral held in connection with the Company's workers' compensation programs, collateral held in connection with the Company's general insurance programs and amounts held in escrow related to purchase price contingencies associated with the Company's acquisition of HRA (see Note 1 and 7). These securities are recorded at fair value, which is equal to cost. The interest earned on these investments is recognized as interest income in the Company's condensed consolidated statements of operations.

        There were no realized gains or losses on the sale of marketable securities for the years ended December 31, 2007, 2006 and 2005. There were no unrealized gains or losses on marketable securities as of December 31, 2007 and 2006.

4. ACCOUNTS RECEIVABLE

        At December 31, 2007 and 2006, accounts receivable consisted of the following:

	December 31, 2007	December 31, 2006
Billed to clients	$9,124	$10,622
Unbilled revenues	121,917	116,937

	131,041	127,559
Less: Allowance for doubtful accounts	(832)	(623)

Total	$130,209	$126,936

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

4. ACCOUNTS RECEIVABLE (Continued)

        The Company establishes an allowance for doubtful accounts based upon management's assessment of the collectibility of specific accounts and other potentially uncollectible amounts. The Company reviews its allowance for doubtful accounts on a quarterly basis.

5. WORKERS' COMPENSATION RECEIVABLE/RESERVES

        Gevity purchased fully insured workers' compensation policies from AIG with varying deductible amounts (ranging from $500 to $2,000) for the 2003 through 2007 policy years whereby AIG is responsible for paying the claims and the Company is responsible for paying to AIG the per occurrence deductible amount. In addition, during 2004, the Company purchased insurance from AIG to cover its workers' compensation claims liability up to the $1,000 per occurrence deductible level for policy years' 2000-2002 (CNA remains the insurer on the underlying claims for these years).

        The workers' compensation program with AIG for policy years 2003-2007 consists primarily of two components. The first component consists of cash paid to AIG during each policy year related to policy expenses and program costs. This includes premium charges (for insurance of claims in excess of the deductible and certain stop loss coverage), taxes and administration costs. The amounts charged by AIG are generally based upon the volume and classification of worker's compensation payroll. Except for the policy true-up provisions that occur 18 months after policy inception and are based upon the actual volume and classification of payrolls, as well as the claims administration cost based upon the volume of claims processed, this component is fixed and there is no return of premium. The second component of the workers' compensation program relates to the policy deductible. The Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG to cover claims to be paid within the Company's per occurrence deductible layer. AIG deposits the premiums into interest bearing loss fund collateral accounts for reimbursement of paid claims up to the per occurrence deductible amount. Interest on the loss fund collateral accounts (which will be reduced as the reimbursement of claims are paid out over the life of the policy) accrues to the benefit of the Company at fixed annual rates as long as the program, and the interest accrued under the program, remain with AIG as indicated in the table below. Information relating to the AIG policy years is as follows:

Program Year	Initial Loss Fund Collateral Premiums		Policy Year Deductible		Guaranteed Interest Rate	Minimum Program Life for Guaranteed Interest Rate
2003	$73,500	(1)	$1,000		2.42%	7 years
2003	$11,500	(1)	n/a		1.85%	7 years
2004	$111,400		$2,000	(2)	2.92%	10 years
2005	$100,000		$2,000	(2)	3.75%	10 years
2006	$90,000		$500		4.58%	10 years
2007	$66,500		$500		5.01%	10 years

(1)
The 2003 program year consists of two loss funds totaling $85,000.

(2)
For policy years 2004 and 2005 reinsurance was purchased by the Company's insurance subsidiary to effectively reduce the per occurrence deductible from $2,000 to $1,000 and $750, respectively.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

5. WORKERS' COMPENSATION RECEIVABLE/RESERVES (Continued)

        If a policy program year is terminated prior to the end of a guarantee period, the interest rate is adjusted downward based upon a sliding scale. The 2003-2007 program years provide for an initial loss fund collateral premium true-up 18 months after the program inception and annually thereafter. The true-up is calculated as the product of a pre-determined loss factor and the amount of incurred claims in the deductible layer as of the date of the true-up. The true-up may result in funds being released from the AIG loss fund collateral account to the Company or may require additional loss fund collateral payments by the Company to AIG. During 2007, AIG released approximately $45,945, net, relating to the annual loss fund collateral true-up and the finalization of outstanding prior year premium expense audits. The Company expects to receive approximately $16,950 from AIG during 2008 in connection with the June 2008 annual true-up.

        In 2004, the Company entered into agreements with AIG and CNA whereby the Company paid $102,000 to purchase insurance from AIG to cover the Company's workers' compensation claims liability up to the $1,000 per occurrence deductible level for policy years' 2000-2002. Of the total premium paid to AIG, AIG deposited $88,900 into an interest bearing loss fund account held by AIG and $5,500 into an interest bearing escrow account held by CNA. The AIG loss fund account will be used by AIG to fund all claims under the program up to AIG's aggregate limit. Interest on the AIG loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate of 3.0% until all claims are closed. The CNA escrow account bears an interest rate based upon the rate as provided for in the facility into which it is deposited. Any agreed upon reduction in the escrow account between CNA and AIG will be deposited into the AIG loss fund account. AIG will return to the Company that portion of the loss fund account, if any, not used or retained to pay claims, including interest earned, at intervals of 36, 60, 84 and 120 months from the date of the inception of the agreement. The maximum return amount, which is based upon a pre-determined formula, at 36 and 60 months is limited to $5,500 for each payment due, with no limit as to the return amount at 84 and 120 months. During 2007, CNA released $3,750 of the escrow account which was deposited into the AIG loss fund account and AIG released $5,500 to the Company in connection with the 36 month true-up.

        Gevity accounts for its workers' compensation insurance contracts with AIG as follows:

  •
  Premiums for claims in excess of the deductible layer are expensed ratably during the policy year;

  •
  Administrative costs of the program (including claims administration, state taxes and surcharges) are determined and expensed quarterly;

  •
  Gevity's estimate of its ultimate liability to AIG for claims that fall within the policy year deductible, calculated on a net present value basis, is determined and expensed quarterly;

  •
  The return on investments earned with respect to the collateral held by AIG under the insurance agreements is determined and recorded quarterly as a reduction of workers' compensation expense;

  •
  The balance in the collateral account held by AIG (including interest earned) in excess of the net present value of the Company's liability to AIG with respect to claims payable within the deductible layer is recorded as a workers' compensation receivable.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

5. WORKERS' COMPENSATION RECEIVABLE/RESERVES (Continued)

  •
  Returns of collateral deposits are recorded as reductions to the workers' compensation receivable.

        At December 31, 2007 and 2006 the weighted average discount rate used to calculate the present value of claims liability was 4.15% and 3.70%, respectively. Premium payments made to AIG during 2003 through 2007 exceeded the present value of the estimated claims liabilities. This resulted in a workers' compensation receivable, net, at December 31, 2007 and 2006. Since the entire amount is due from AIG, this receivable represents a significant concentration of credit risk for the Company.

        AIG requires the Company to provide collateral related to premium payment credit risk. The required collateral was provided in the form of cash placed into a trust account. Collateral balances as of December 31, 2007 and 2006 were $3,934 and $3,747, respectively. These amounts were included as long-term marketable securities-restricted as of December 31, 2007 and 2006.

        During the year ended December 31, 2007, the Company lowered its ultimate loss estimates for the 2000-2006 program years based upon continued favorable claims development that occurred during the year. This revision resulted in a net reduction of workers' compensation expense for the year of approximately $19,805. During the year ended December 31, 2006, the Company lowered its ultimate loss estimates for the 2000-2005 program years based upon favorable claims development that occurred during the year. This revision resulted in a net reduction of workers' compensation expense for the year of approximately $18,741.

        The following table summarizes the components of the workers' compensation receivable as of December 31, 2007 and 2006 for the AIG workers' compensation insurance programs:

	December 31, 2007	December 31, 2006
Loss fund premium payments to AIG	$547,303	$474,803
Loss fund premium refunds	(164,822)	(111,174)
Interest receivable on premium payments	28,973	20,113
Estimated premium expense refund due	5,005	3,818
Claims paid by AIG	(198,523)	(153,947)
Present value of future claims liabilities	(95,665)	(112,387)

Total workers' compensation receivable	122,271	121,226
Short-term workers' compensation receivable, net	16,950	35,354

Long-term workers' compensation receivable, net	$105,321	$85,872

  2006 Reinsurance Contract Loss, net

        During the second quarter of 2006, the Company recorded a $4,650 loss on a reinsurance contract related to its 2006 workers' compensation program. The Company determined that, as a result of the liquidation proceeding related to the Bermuda reinsurance company responsible for covering the layer of its workers' compensation claims between $500 and $2,000 per occurrence and the related termination of its reinsurance contract, a loss of $4,650 should be recorded as of June 30, 2006, which represented the entire premium paid for coverage in 2006. The $4,650 loss was recorded within

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

5. WORKERS' COMPENSATION RECEIVABLE/RESERVES (Continued)

operating expenses. During the third quarter of 2006, the Company received a cash payment of $3,000 pursuant to a court-approved settlement, which also called for the admission in the liquidation proceeding of an unsecured claim against the reinsurer in the amount of $2,200. The settlement is without prejudice to any claims Gevity may have against third parties relating to the reinsurer's liquidation. The $3,000 recovery was recorded in the third quarter of 2006 within operating expenses. The Company is actively pursuing additional recovery. Future amounts recovered, if any, will be recognized in income when realization is assured beyond a reasonable doubt. In light of the liquidation proceeding, during the second quarter of 2006 the Company secured comparable coverage for the layer of claims between $500 and $2,000 from AIG retroactively effective to January 1, 2006. The cost of the replacement coverage for 2006 (approximately $4,800), was included in cost of services for the year ended December 31, 2006 and replaced the cost incurred from the original policy.

6. PROPERTY AND EQUIPMENT

        At December 31, 2007 and 2006, property and equipment consisted of the following:

	December 31, 2007	December 31, 2006
Leasehold improvements	$5,137	$4,963
Furniture and fixtures	2,456	2,403
Equipment	2,443	2,498
Computer hardware and software	45,898	43,992
Construction in progress	1,706	8,431

Total property and equipment	57,640	62,287
Less accumulated depreciation	(35,464)	(38,440)

	$22,176	$23,847

        For the years ended December 31, 2007, 2006, and 2005, depreciation expense was $6,228, $4,238, and $4,995, respectively.

7. BUSINESS ACQUISITION

  HRA Acquisition

        The Company acquired HRA on February 16, 2007 (see Note 1). The purchase price for the acquired assets was approximately $10,895 (including direct acquisition costs of approximately $652), which the Company paid in cash from its revolving credit facility. Of this amount, $1,400 is being held in an escrow account and is included in short-term marketable securities—restricted at December 31, 2007. The amounts held in escrow represent purchase price contingencies related to potential earn outs and the achievement of certain client retention percentages up through the first anniversary date of the acquisition. Unearned escrow amounts, if any, will be returned to the Company. The Company does not believe that any purchase price contingency amounts will be paid out to the former owners of HRA.

        The HRA acquisition was accounted for by the purchase method in accordance with SFAS No. 141, Business Combinations. The results of operations for HRA are included in the Company's

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

7. BUSINESS ACQUISITION (Continued)

statement of operations for the period February 16, 2007 through December 31, 2007. The effects of the HRA acquisition on the historical financial statements of the Company had it occurred January 1, 2006 are not material and therefore pro forma information is not presented. The purchase price of $9,495 (excluding $1,400 of contingent purchase price included with short-term marketable securities-restricted at December 31, 2007) was allocated to assets and liabilities acquired based upon their fair value on the date of acquisition as follows:

Other current assets	$275
Software	800
Property and equipment	327
Client service agreements	2,300
Goodwill	5,966
Other current liabilities	(36)
Other long-term liabilities	(137)

Net value of purchased assets	$9,495

        The client service agreements intangible asset is being amortized straight-line over a 5-year period based upon the estimated rate of client attrition.

  Impairment Loss

        During the fourth quarter of 2007, the Company evaluated the long-lived and intangible assets of the Gevity Edge Select segment for impairment based upon various factors including: the low fair value of the Gevity Edge Select segment obtained in connection with the annual test for goodwill impairment under SFAS No. 142, Goodwill and Other Intangible Assets, the accumulation of costs significantly in excess of amounts originally anticipated for the HRA integration and the re-launch of Gevity Edge Select, current period operating losses, and the forecast of continued operating losses. The Gevity Edge Select segment is comprised substantially of the assets acquired in the HRA acquisition. At the time of the impairment testing the Gevity Edge Select asset group was classified as an asset to be held and used (see Note 20 for information regarding the Company's subsequent decision to exit the Gevity Edge Select business).

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), in assessing long-lived assets to be held and used for an impairment loss and fair value, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities within the Company. An impairment loss is recognized under SFAS 144 if the carrying amount of the asset group is not recoverable and it exceeds the fair value of the asset group. It was determined that the carrying amount of the Gevity Edge Select asset group was not recoverable and it exceeded the fair value of the asset group by $8,477. The fair value of the asset group was determined based upon a combination of the discounted cash flow method, the guideline company method, the similar transaction method and the net assets method. The impairment loss was allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets and resulted in an impairment of property, plant and equipment of $1,314, an impairment of client service agreements of $1,729 and an impairment of goodwill of $5,434.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

8. INTANGIBLE ASSETS

        At December 31, 2007 and 2006, intangible assets consisted of the following:

	December 31, 2007	December 31, 2006
Client service agreements	$48,097	$47,929
Accumulated amortization	(36,711)	(27,073)

Intangible assets, net	$11,386	$20,856

        Amortization expense for the year ended December 31, 2007, 2006 and 2005 was $10,041, $9,638, and $9,639 respectively. Estimated amortization expense for each of the remaining 5 years is $9,433, $1,866, $41, $41 and $5 respectively. As a result of the $1,729 impairment loss related to the HRA client service agreements as discussed above in Note 7, the client service agreements and the related accumulated amortization have been reduced by $2,131 and $402, respectively, as of December 31, 2007.

        For the years ended December 31, 2007 and 2006, the rollforward of goodwill by operating segment is as follows:

	Gevity Edge	Gevity Edge Select	Total
Goodwill balance at December 31, 2005	$8,692	$—	$8,692

Goodwill balance at December 31, 2006	8,692	—	8,692
Acquisition of HRA	—	5,966	5,966
HRA goodwill impairment	—	(5,434)	(5,434)

Goodwill balance at December 31, 2007	$8,692	$532	$9,224

9. OTHER ASSETS

        At December 31, 2007 and 2006, other current assets consisted of the following:

	December 31, 2007	December 31, 2006
Prepaid insurance	$6,089	$5,390
Prepaid income taxes	—	4,619
Client employee receivables	2,182	2,080
Prepaid employment taxes	2,820	1,297
Other prepaid expenses	2,936	1,885
Other receivables	403	613
Short-term deposits	85	43

Total other current assets	$14,515	$15,927

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

9. OTHER ASSETS (Continued)

        At December 31, 2007 and 2006, other assets consisted of the following:

	December 31, 2007	December 31, 2006
Deposits	$468	$439
Other	879	183

	$1,347	$622

        For the years ended December 31, 2007, 2006 and 2005, amortization expense, related to other assets, was $1, $2, and $1, respectively.

10. HEALTH BENEFITS

        Blue Cross Blue Shield of Florida, Inc. and its subsidiary Health Options, Inc. (together "BCBSF/HOI") is the Company's primary healthcare partner in Florida, delivering medical care benefits to approximately 21,000 Florida-based client employees. The Company's policy with BCBSF/HOI is a minimum premium policy expiring September 30, 2008. Pursuant to this policy, the Company is obligated to reimburse BCBSF/HOI for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and aggregate loss coverage is provided to the Company at the level of 110% of projected claims. The Company's obligation to BCBSF/HOI under its current contract may require an irrevocable letter of credit ("LOC") in favor of BCBSF/HOI if the coverage ratio, as set forth in the BCBSF/HOI agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company's coverage ratio does not meet the minimum requirement, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $9,400 for the last twelve months). On February 25, 2008, the Company and BCBSF/HOI entered into the Second Amendment to Agreement to Provide Comprehensive Health Care Benefits (the "Second Amendment") amending the Agreement to Provide Comprehensive Health Care Benefits, dated as of October 1, 2005, between the parties, restating the definition of "Coverage Ratio" to exclude certain non-cash asset and goodwill impairment charges commencing with the fiscal quarter ending December 31, 2007. As of December 31, 2007, the minimum coverage ratio was met and no LOC was required. If current trends continue, the Company will not be able to maintain the minimum coverage ratio through the end of the current contract with BCBSF/HOI and will need to either seek modifications or provide an LOC as discussed above. If such modifications are not obtained or an LOC is required, this may have a material impact on the Company's cash flow and ability to conduct its operations.

        Aetna Health, Inc. ("Aetna") is the Company's largest medical care benefits provider for approximately 16,000 client employees outside the state of Florida. The Company's 2007/2008 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company's annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement. Beginning in the 2007 plan year Aetna has agreed to eliminate the callable feature of the PPO plan that previously existed and differences in actual plan experience versus projected plan experience for the year will factor into subsequent year rates.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

10. HEALTH BENEFITS (Continued)

        In 2006, the Company announced the addition of UnitedHealthcare as an additional health plan option. As of December 31, 2007, UnitedHealthcare provides medical care benefits to approximately 5,000 client employees. The UnitedHealthcare plan is a fixed cost contract expiring September 30, 2008, that caps the Company's annual liability. Under the terms of the current agreement with UnitedHealthcare, this plan is no longer offered as an option for new co-employed clients after July 1, 2007. Coverage through UnitedHealthcare will continue to be an option for clients covered by UnitedHealthcare as of June 30, 2007.

        The Company provides coverage under various regional medical benefit plans to approximately 1,000 client employees in various areas of the country. Included in the list of medical benefit plan providers are Kaiser Foundation Health Plan, Inc. and Harvard Pilgrim Healthcare. These regional medical plans are subject to fixed cost contracts.

        The Company's dental plans, which include both a PPO and HMO offering, are provided by Aetna for all client employees who elect coverage. All dental plans are subject to fixed cost contracts that cap the Company's annual liability.

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

        Included in accrued insurance premiums and health reserves at December 31, 2007 and December 31, 2006 are $10,356 and $13,066, respectively, of short-term liabilities related to the Company's health benefit plans. Of these amounts $10,100 and $10,609, respectively, represent an accrual for the estimate of claims incurred but not reported at December 31, 2007 and 2006.

        Health benefit reserves are determined quarterly by the Company and include an estimate of claims incurred but not reported and claims reported but not yet paid. The calculation of these reserves is based upon a number of factors, including but not limited to actuarial calculations, current and historical claims payment patterns, plan enrollment and medical trend rates.

        During the years ended December 31, 2007, 2006 and 2005, the Company recorded net health plan surplus (subsidy) of approximately $3,100, ($2,500) and $4,300, respectively, which decreased (increased) its cost of services and reserves for incurred but not reported claims.

11. REVOLVING CREDIT FACILITY

        The Company maintains a $100,000 unsecured credit facility with Bank of America, N.A. and Wachovia, N.A. (the "Lenders"). On May 7, 2007, the Company entered into the First Amendment to the Amended and Restated Credit Agreement dated August 30, 2006, which increased the amount of aggregate revolving commitments of the credit facility from $50,000 to $75,000 and allowed the Company to repurchase up to $125,000 of its capital stock during the term of the agreement. On June 14, 2007, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement, which increased the amount of aggregate revolving commitments from $75,000 to

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

11. REVOLVING CREDIT FACILITY (Continued)

$100,000. On February 25, 2008, the Company entered into the Third Amendment to Amended and Restated Credit Agreement ("Third Amendment"). The Third Amendment provides for the grant of security interests and liens in substantially all the property and assets (with agreed upon carveouts and exceptions) of the real and personal property, assets and rights of the Company to the Lenders. The Third Amendment also provides for an automatic decrease of the aggregate revolving commitment of the credit facility from $100,000 to $85,000 on September 30, 2008. The Third Amendment includes additional covenants and amends certain financial covenants and negative covenants with an effective date of December 31, 2007. These include the maintenance of a minimum consolidated net worth, a maximum consolidated adjusted leverage ratio, a minimum consolidated fixed charge coverage ratio of 1.25:1.0, minimum consolidated adjusted EBITDA requirements, and a ceiling on consolidated capital expenditures. The revised covenants set forth in the Third Amendment now restrict the Company's ability to repurchase shares of its capital stock in certain circumstances, make acquisitions and requires the Company to provide certain period reports relating to budget and profits and losses, intellectual property and insurance policies. Each of these covenants is based on defined terms and contain exceptions in each case contained in the Credit Agreement, as amended.

        Certain of the Company's subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit facility has a five-year term that expires August 30, 2011. Loan advances bear an interest rate equal to an Applicable Rate (which ranges from 1.50% to 2.25% for Eurodollar Rate Loans, and from 0.25% to 1.00% for Prime Rate Loans, depending upon the Company's consolidated leverage ratio) plus one of the following indexes: (i) Eurodollar Rate or (ii) the Prime Rate (each as defined in the credit agreement). Up to $20,000 of the loan commitment can be drawn through letters of credit. With respect to outstanding letters of credit, a fee determined by reference to the Applicable Rate plus a fronting fee ranging from 1.50% to 2.25% per annum will be charged on the aggregate stated amount of each outstanding letter of credit. A fee ranging from 0.30% to 0.45% (based upon the Company's consolidated leverage ratio) is charged on any unused portion of the loan commitment. At December 31, 2007, the Company had outstanding advances of $17,367 at an interest rate of 6.11%. There were no outstanding advances under the credit agreement at December 31, 2006.

        The Company was in compliance with all of the revised covenants under the credit agreement at December 31, 2007. The ability to draw funds under the credit agreement is dependent upon meeting the aforementioned financial covenants. Additionally, the level of compliance with the financial covenants determines the maximum amount available to be drawn. At December 31, 2007, the maximum facility available to the Company was approximately $100,000.

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

        The Company recorded $2,810 and $207 of interest expense for the years ended December 31, 2007 and 2006, respectively, related to the amortization of loan costs, unused loan commitment fees

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

11. REVOLVING CREDIT FACILITY (Continued)

and interest on advances. The Company capitalized approximately $125 and $192 of interest expense to the cost of internally developed software during the years ended December 31, 2007 and 2006 respectively.

12. COMMITMENTS AND CONTINGENCIES

  Capital Leases

        The Company is a party to non-cancelable lease agreements involving computer equipment, software and furniture determined to be capital leases. The leases extend for varying periods up to 3 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Generally, these leases have options to purchase at varying dates. The Company's property held under capital leases, included in property and equipment (Note 6) consisted of the following:

December 31, 2007
Furniture and fixtures	$55
Equipment	17
Computer hardware	65
Construction in progress	1,079

Total property and equipment	1,216
Less accumulated depreciation	(63)

Total	$1,153

        Amortization of assets recorded under capital leases is included with depreciation expense.

        The current portion of capital lease obligations is included in accounts payable and other accrued liabilities and the long-term portion of capital lease obligations is included in other long-term liabilities. The approximate future minimum lease payments for the capital lease obligations are as follows:

Year Ending December 31,	Amount
2008	$466
2009	446
2010	225
2011	9

1,146
Less imputed interest	(60)

Total	$1,086

  Operating Leases

        The Company occupies office facilities and leases office equipment under operating leases, which expire in various years through 2015, certain of which are subject to escalations including those based upon increases in specified operating expenses or increases in the Consumer Price Index. Leases of real estate generally provide for payment of property taxes, insurance, maintenance and repairs. Rent expense was $10,743, $9,524 and $8,169 for the years ended December 31, 2007, 2006, and 2005,

26

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES (Continued)

respectively. Future minimum payments under non-cancelable operating leases as of December 31, 2007 are as follows:

Year Ending December 31,	Amount
2008	$10,601
2009	8,737
2010	5,619
2011	3,889
2012	3,155
Thereafter	11,052

Total	$43,053

        At December 31, 2007, the Company is obligated under a software license agreement through 2010. Payments under this agreement approximate $500 in 2008 and $500 in 2009.

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

  Regulatory Matters

        The Company's employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these rules affect all companies in the U.S. However, the rules that govern professional employer organizations constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship among the professional employer organization, the client and the client employees. Many federal and state laws relating to tax and employment matters were enacted before the widespread existence of professional employer organizations and do not specifically address the obligations and responsibilities of these professional employer organization relationships. If the Internal Revenue Service ("IRS") concludes that professional employer organizations are not "employers" of certain client employees for purposes of the Internal Revenue Code of 1986, as amended (the "Code"), the tax qualified status of the Company's defined contribution retirement plan as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company may no longer be able to assume the client's federal employment tax withholding obligations and certain defined employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended.

  California Unemployment Tax Assessment

        In May of 2007, the Company received a Notice of Assessment from the State of California Employment Development Department ("EDD") relative to the Company's practice of reporting payroll for its subsidiaries under multiple employer account numbers. The notice stated that the EDD was collapsing the accounts of the Company's subsidiaries into one account number for payroll

27

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES (Continued)

reporting purposes and retroactively reassessed unemployment taxes due at a higher overall rate for the 2004-2006 tax years resulting in an assessment of $4,684. On May 30, 2007, the Company filed a petition with the Office of the Chief Administrative Law Judge for the California Unemployment Insurance Appeals Board asking that the EDD's assessment be set aside. The petition contends in part that the EDD has exceeded the scope of its authority in issuing the assessment by failing to comply with its own mandatory procedural requirements and that the statute of limitations for issuing the assessments has expired as the Company's activities within the state were compliant with California statutes and regulations. The Company believes that it has valid defenses regarding the assessments and intends to vigorously protest these claims. However, the Company cannot estimate at this point in time what amount, if any, will ultimately be due with respect to this matter.

13. RELATED PARTIES

        Certain members of the board of directors utilized the services of the Company with respect to themselves and/or their companies. The amount of service fees paid by the directors or their companies was $3, $4 and $38 in 2007, 2006, and 2005, respectively. During 2007, Gevity utilized the services of a company where a member of the board of directors is an executive officer. Payments to the company for the year ended December 31, 2007 totaled $602.

14. RETIREMENT PLAN

        The Company offers a defined contribution 401(k) retirement plan to its internal employees as well as its external client employees. In 2007, 2006 and 2005, the Company matched 50% of internal employees' contributions up to a maximum of 2% of employees' compensation. The Company had 401(k) retirement matching expense of $879, $776 and $737, for the years 2007, 2006, and 2005 respectively. The Company's 401(k) plan is designed to be a "multiple employer" plan under the Internal Revenue Code Section 413(c).

15. GEOGRAPHIC MARKET CONCENTRATION AND DEPENDENCE ON KEY VENDORS

        Geographic Market Concentration—As of December 31, 2007, the Company had offices in 15 states and client employees in all 50 states and the District of Columbia. The Company's billings to Florida clients accounted for approximately 50%, 56% and 55% of the Company's total client billings in 2007, 2006 and 2005, respectively. As a result of the size of the Company's base of client employees in Florida, the Company's profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in Florida. Any adverse change in either of these conditions could have a material adverse effect on the Company's future profitability and growth prospects.

        Dependence on Key Vendors—The maintenance of insurance plans including workers' compensation and health that cover client employees is a significant part of the Company's business. The current contracts are provided by vendors on terms that the Company believes to be favorable. While the Company believes that replacement contracts could be obtained on competitive terms with other carriers, such replacement could cause a significant disruption to the Company's business resulting in a decrease in client retention and general dissatisfaction with the Company's service offering. This, in turn, could have a material adverse effect on the Company's future results of operations, financial condition, and cash flows.

28

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

16. EQUITY

  Share Repurchase Program

        On August 15, 2006, the Company announced that the board of directors authorized the repurchase of up to $75,000 of the Company's common stock under a new share repurchase program. Share repurchases under the new program may be made through open market purchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate, based on a variety of factors including price, regulatory requirements, overall market conditions and other corporate opportunities. As of March 31, 2007, the Company had purchased 1,650,684 shares of its common stock under this new program at a total cost of $36,527. On April 20, 2007, the Company's board of directors authorized an increase to this share repurchase program bringing the repurchase amount authorized back up to $75,000. As of December 31, 2007, total shares repurchased under this program since its inception in August 2006 were 2,886,884 shares at a total cost of $60,131. Total shares repurchased under this program during 2007 were 1,543,121 at a total cost of $30,290. The Company has suspended its share repurchase program for the time being in order to invest available cash in its business.

        On February 28, 2006, the Company announced that the board of directors had authorized the purchase of up to 1,000,000 additional shares of the Company's common stock under a new share repurchase program. Share repurchases under this program were to be made through open market repurchases, block trades or in private transactions at such times and in such amounts as the Company deemed appropriate based upon a variety of factors including price, regulatory requirements, market conditions and other corporate opportunities. The Company completed this share repurchase program in September 2006 with a total purchase of 1,000,000 shares at a cost of $23,456.

        On September 28, 2005, the Company announced that the board of directors authorized the repurchase of up to $50,000 of the Company's common stock. Stock repurchases under this program were to be made at such times and in such amounts as the Company deemed appropriate, based on a variety of factors including price, corporate and regulatory requirements and overall market conditions. As of December 31, 2005, the Company had purchased 1,816,869 shares of its common stock at a cost of $49,399. The Company completed this share repurchase program in January 2006 with additional purchases of 23,933 shares at a cost of $601.

        All repurchased shares were initially held as treasury shares. During the third quarter of 2007, the Company retired 8,732,527 shares of its common stock, which had been held in treasury. In connection with the retirement of these shares, the Company reclassified $149,606 of the costs associated with these treasury shares to additional paid-in capital.

  Equity Based Compensation Plans

        At December 31, 2007, the Company has several equity-based compensation plans from which stock-based compensation awards can or have been granted to eligible employees, officers and directors.

        In 2005, the shareholders approved the 2005 Equity Incentive Plan (the "2005 Plan"). The 2005 Plan provides for various equity incentives, including options, to be granted to key employees, officers, directors, consultants and other service providers of the Company. Under the 2005 Plan, 2,000,000 shares of common stock were authorized for issuance. Stock awards granted to date under the 2005

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

16. EQUITY (Continued)

Plan have been in the form of stock options and non-vested stock and have a vesting period of 4 years for officers and key employees, whereby 25% of the awards vest each year. Stock option awards granted to non-employee directors are immediately vested or vest quarterly over a one year period while non-vested stock awards to non-employee directors vest over a three year period. Options may not be exercised more than 10 years from the date of grant.

        In May 2002, the shareholders approved the 2002 Incentive Plan (the "2002 Plan"). The 2002 Plan provided for various equity incentives including options, to be granted to key employees, officers, and directors of the Company. Under the 2002 Plan, 2,000,000 shares of common stock were authorized for issuance. Stock awards granted to date under the 2002 Plan have been in the form of stock options and non-vested stock and have a vesting period of 4 years for officers and key employees, whereby 25% of the awards vest each year, and are immediately vested for non-employee directors. Options may not be exercised more than 10 years from the date of grant. In connection with the approval of the 2005 Plan, no further options or equity awards are to be granted under the 2002 Plan.

        In 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan provides for various equity incentives, including options, to be granted to key employees, officers, and directors of the Company. Initially, 2,500,000 shares of common stock were authorized for issuance under the 1997 plan. In May 2000, shareholders approved an amendment to the 1997 Plan that increased the number of shares reserved for issuance under the plan to 4,500,000 shares. Options granted to date under the 1997 Plan generally have a vesting period of 4 years for officers and key employees, whereby 25% of the awards vest each year, and generally are immediately vested for non-employee directors. Options may not be exercised more than 10 years from the date of the grant. In connection with the approval of the 2005 Plan, no further options or equity awards are to be granted under the 1997 Plan.

        Grants of stock options are generally awarded at a grant price equal to the market price of the Company's common stock on the date of grant. The source of shares issued upon the exercise of the Company's stock options may be newly issued shares or shares issued from treasury.

        As of December 31, 2007, there was approximately $4,059 of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company's stock compensation plans. That expense is expected to be recognized over a weighted-average period of 1.7 years.

  Stock Option Awards

        The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options on the grant-date under SFAS 123R, which is the same valuation technique previously used for pro forma disclosures under SFAS 123. The Company used the following weighted average

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

16. EQUITY (Continued)

assumptions for all options granted during the twelve months ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.59%	4.71%	3.60%
Expected dividend yield	2.13%	1.31%	1.24%
Expected volatility	43.35%	50.83%	56.19%
Expected option life (in years)	3.8	3.7	3.1

        The risk-free interest rate is based upon the U.S. Treasury yield curve on the date of grant with a remaining term approximating the expected term of the option granted. The expected term of the options granted is derived from historical data; employees are divided into two groups based upon expected exercise behavior and are considered separately for valuation purposes. The expected volatility is based upon the historical volatility of the Company's common stock over the period of time equivalent to the expected term of the options granted. The dividend yield is based upon the Company's best estimate of future dividend yield.

        A summary of stock option activity for the year ended December 31, 2007 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,277,445	$14.12
Granted	357,405	$17.49
Exercised	(91,742)	$7.17
Forfeited	(554,154)	$23.37
Expired	(110,913)	$23.67

Outstanding at December 31, 2007	1,878,041	$11.81	3.38	$3,959

Exercisable at December 31, 2007	1,542,749	$10.09	2.23	$3,959

Options vested and expected to vest	1,692,383	$10.93	2.80	$3,959

        The weighted average grant-date fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $5.82, $10.96 and $8.91 respectively. The total intrinsic value of options exercised, determined as of the date of exercise, during the years ended December 31, 2007, 2006 and 2005 was $1,194, $11,439 and $10,564, respectively. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company's stock for in-the-money stock options at December 31, 2007.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

16. EQUITY (Continued)

  Non-Vested Stock Awards

        The fair value of non-vested stock awards equals the market value of the underlying common stock on the date of grant. A summary of non-vested stock activity for the year ended December 31, 2007 is as follows:

Non-Vested Stock	Shares	Weighted Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	119,596	$23.97
Granted	58,232	$16.87
Vested	(34,988)	$23.30
Forfeited	(28,282)	$24.93

Outstanding at December 31, 2007	114,558	$20.33	8.51	$881

Non-vested stock expected to vest	77,669	$19.57	8.67	$597

        The weighted average grant-date fair value of non-vested stock awards granted during the years ended December 31, 2007, 2006 and 2005, was $16.87, $26.64 and $22.04, respectively. The total fair value of non-vested stock awards that vested during the years ended December 31, 2007 and 2006 was $269 and $724. There were no non-vested stock awards that vested during the year ended December 31, 2005.

  Employee Stock Purchase Plan ("ESPP")

        The Company has a shareholder approved ESPP. The first offering period of the plan was from July 1 through December 31, 2001. Internal employees of the Company, who regularly work more than 20 hours per week and have been employed with the Company for at least ninety days prior to the offering period, are eligible to participate in the plan. Participants, through payroll deductions, may purchase a maximum of 500 shares during the offering period at a cost of 85% of the lower of the stock price as of the beginning or ending of the stock offering period. During the years ended December 31, 2007 and 2006, 20,301 and 20,941, shares of common stock (from treasury), respectively, were sold to employees participating in the Company's ESPP for proceeds of approximately $375 and $401, respectively.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

17. EARNINGS PER SHARE

        The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended 2007:
Basic EPS:
Net income	$9,959	23,688,921	$0.42

Effect of dilutive securities:
Options to purchase common stock		542,411
Restricted stock		15,909

Diluted EPS:
Net income	$9,959	24,247,241	$0.41

For the year ended 2006:
Basic EPS:
Net income	$35,263	25,932,904	$1.36

Effect of dilutive securities:
Options to purchase common stock		808,554
Restricted stock		48,194

Diluted EPS:
Net income	$35,263	26,789,652	$1.32

For the year ended 2005:
Basic EPS:
Net income	$37,378	27,451,834	$1.36

Effect of dilutive securities:
Options to purchase common stock		1,062,633
Restricted stock		19,973

Diluted EPS:
Net income	$37,378	28,534,440	$1.31

        For the years ended December 31, 2007, 2006, and 2005 options to purchase 709,416, 357,237 and 461,398 shares of common stock, respectively, (weighted for the time period they were outstanding) were excluded from the diluted earnings per share calculation because the exercise price of the options was greater than the average price of the common stock for the year.

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

18. INCOME TAXES

        Significant components of the income tax provision are as follows:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$17,820	$18,109	$6,753
State and local	2,923	2,433	1,429

Total current provision for income taxes	20,743	20,542	8,182

Deferred:
Federal	(12,935)	(6,786)	9,240
State and local	(2,282)	(582)	1,188

Total deferred provision for income taxes	(15,217)	(7,368)	10,428

Total provision for income taxes	$5,526	$13,174	$18,610

        The reconciliation of income tax provision computed at the U.S. federal statutory rate to the Company's effective income tax provision is as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory U.S. Federal tax at 35%	$5,420	$16,953	$19,596
State and local tax, less Federal benefit	551	100	2,519
Adjustment to tax intangible assets	—	—	(2,445)
Change in valuation allowance	1,304	—	—
Change in tax reserves	439	(2,482)	(301)
Tax credits	(2,400)	(2,278)	(1,451)
Permanent differences	1,011	1,107	694
Tax credit true-up	(566)	—	—
State net operating loss true-up	(363)
Other	130	(226)	(2)

Total tax provision	$5,526	$13,174	$18,610

Effective tax rate	35.7%	27.2%	33.2%

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

18. INCOME TAXES (Continued)

        The components of deferred tax assets and liabilities included on the balance sheet at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred Tax Assets:
Accrued expenses	$9,708	$7,357
Depreciation and amortization	13,586	8,490
Net operating loss and tax credit carryover	1,791	1,835
Less: valuation allowance	(1,304)	—

Total deferred tax assets	23,781	17,682

Deferred Tax Liabilities:
Unearned revenue	(19,813)	(29,720)
Amortization of intangibles and fixed assets	(4,845)	(607)

Total deferred tax liabilities	(24,658)	(30,327)

Net deferred tax liability	$(877)	$(12,645)

Balance Sheet Classification:
Current:
Net current deferred tax liability	$(11,674)	$(24,583)
Non-current:
Net non-current deferred tax asset	10,797	11,938

Net deferred tax liability	$(877)	$(12,645)

        SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2007 the Company established a valuation allowance of $1,304 as it was determined that it is more likely than not that the deferred tax assets related to certain state net operating loss carryforwards will not be utilized.

        The Company has various tax effected state net operating loss carryforwards of approximately $1,769, (notwithstanding the valuation allowance discussed above) which are available for carryforward and expire through the year ending December 31, 2027.

        At December 31, 2005, the Company had a reserve for tax contingencies in the amount of $2,500 recorded in its consolidated financial statements. In 2006, the Company reversed this reserve and no longer has a reserve for tax contingencies. The majority of tax reserve reversal related to the Company's filing of a change in accounting method with the Internal Revenue Service ("IRS") in the second quarter of 2006.

        The Company and its subsidiaries are subject to tax in the U.S. federal and various state and local jurisdictions. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities in material jurisdictions for tax years beginning prior to January 1, 2002. The Internal Revenue Service commenced an examination of the Company's U.S. income tax returns

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

18. INCOME TAXES (Continued)

for 2002 through 2004 in July 2006. In December 2007, the Service commenced the examination of the Company's U.S. income tax returns for 2005 and 2006.

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, ("FIN 48") which clarifies the accounting for uncertainty in tax positions. As a result of the implementation of FIN 48, the Company recognized a net increase in its liability for unrecognized tax benefits of $711 which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. At the adoption date of January 1, 2007, the Company had $1,094 of unrecognized tax benefits (including interest) recognition of which would affect the Company's effective tax rate. At December 31, 2007, the Company had $1,770 of unrecognized tax benefits (including interest) recognition of which would affect the Company's effective tax rate. If the Company recognized these tax benefits, the impact on the effective tax rate would be partially offset by a tax benefit received from the deductions relating to the unrecognized tax benefits, and thus the impact on the rate would be $711 and $1,151 at January 1, 2007 and December 31, 2007, respectively.

        It is reasonably possible that the gross unrecognized tax benefit at December 31, 2007 of $1,770 (including interest of $128) will decrease in its entirety within twelve months. The unrecognized tax benefit relates to the methodology used to determine state apportionment of income. The Company is pursuing a ruling to clarify this uncertain tax position and expects to receive this ruling within the next 12 months.

        The Company will continue to recognize interest and penalties related to its uncertain tax positions in income tax expense. At January 1st and December 31st of 2007 the Company had interest expense accrued on the unrecognized tax benefit of $32 and $128 respectively. No penalties were accrued on either date.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Total amount of unrecognized tax benefits (excluding interest/penalties) as of January 1, 2007	$1,062
Gross amount of decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	(106)
Gross amount of increase in unrecognized tax benefits as a result of tax positions taken during the current period	686

Total amount of unrecognized tax benefits (excluding interest/penalties) as of December 31, 2007	$1,642

19. QUARTERLY FINANCIAL DATA (UNAUDITED):

        The following table presents certain unaudited results of operations data for the interim quarterly periods during the years ended December 31, 2007 and 2006. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America,

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

19. QUARTERLY FINANCIAL DATA (UNAUDITED): (Continued)

have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period.

	Quarter Ended
	2007				2006
	Dec. 31(1)	Sept. 30(2)	June 30(3)	Mar. 31(4)	Dec. 31(5)	Sept. 30(6)	June 30(7)	Mar. 31(8)
	(Dollars in thousands, except per share data)
Revenues	$146,961	$146,508	$150,408	$161,115	$156,455	$160,615	$161,208	$169,689
Gross profit	$51,244	$45,065	$47,551	$45,394	$55,274	$50,603	$48,298	$49,602
Gross profit margin	34.9%	30.8%	31.6%	28.2%	35.3%	31.5%	30.0%	29.2%
Operating income	$1,838	$4,306	$7,302	$4,328	$12,397	$15,115	$7,804	$12,563
Net income	$301	$2,454	$4,690	$2,514	$10,608	$9,557	$6,904	$8,194
Earnings per share:
—Basic	$0.01	$0.11	$0.20	$0.10	$0.42	$0.36	$0.26	$0.31
—Diluted	$0.01	$0.10	$0.19	$0.10	$0.41	$0.35	$0.26	$0.30

(1)
Included in the fourth quarter of 2007 is the impact of:

•
a $7,699 increase in gross profit ($4,773 net of related income tax) related to the reduction in the ultimate loss estimates of prior years' workers' compensation programs in recognition of continued favorable claims trends;

•
a $548 increase in gross profit ($340 net of related income tax) related to favorable health claims trend and the recording of a health plan surplus;

•
an $8,477 impairment loss ($5,256 net of related income tax) recorded for the long-lived and intangible assets related to the 2007 acquisition of HRA;

•
a $1,988 expense ($1,233 net of related income tax) for incentive compensation attributable to the attainment of certain bonus targets in the fourth quarter of 2007.

•
a $1,589 expense ($985 net of related income tax) related to a severance agreement with the Company's former Chief Executive Officer;

•
a $508 charge ($315 net of related income tax) for the write-off of software no longer in use; and

•
a $1,304 valuation allowance established for deferred tax assets related to certain state net operating loss carryforwards which may not be utilized.

(2)
Included in the third quarter of 2007 is the impact of:

•
a $4,063 increase in gross profit ($2,519 net of related income tax) related to the reduction in the ultimate loss estimates of prior years' workers' compensation programs in recognition of continued favorable claims trends; and

•
a $1,916 expense ($1,188 net of related income tax) for severance related costs associated with the termination of approximately 70 support and management personnel during the third quarter of 2007.

(3)
Included in the second quarter of 2007 is the impact of:

•
a $6,794 increase in gross profit ($4,212 net of related income tax) related to the reduction in the ultimate loss estimates of prior years' workers' compensation programs in recognition of continued favorable claims trends.

(4)
Included in the first quarter of 2007 is the impact of:

•
a $1,249 increase in gross profit ($774 net of related income tax) related to the reduction in the ultimate loss estimates of prior years' workers' compensation programs in recognition of continued favorable claims trends;

•
a $2,601 increase in gross profit ($1,613 net of related income tax) related to favorable health claims trend and the recording of a health plan surplus; and

GEVITY HR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in $000's, except share and per share data)

19. QUARTERLY FINANCIAL DATA (UNAUDITED): (Continued)

  •
  a $1,448 expense ($898 net of related income tax) for severance related costs associated with the elimination of approximately 40 support positions.

(5)
Included in the fourth quarter of 2006 is the impact of:

•
a $16,198 increase in gross profit ($10,043 net of related income tax) related to the reduction in the ultimate loss estimates of prior years' workers' compensation programs in recognition of continued favorable claims trends;

•
a $4,537 increase in expense ($2,813 net of related income tax) related to the Company's health care plans primarily due to a) $1,300 of one-time premium costs for the month of October not passed along to clients after deferring the start of the new health plan year from October 1 to November 1, b) $500 of accrued premium related to the Aetna PPO recall feature, and c) approximately $2,700 increase in health care cost estimates under the BCBSF/HOI health plan due to unfavorable medical trends; and

•
a $2,500 increase in incentive compensation expense ($1,550 net of related income tax) attributable to the attainment of certain bonus targets in the fourth quarter of 2006.

(6)
Included in the third quarter of 2006 is the $3,000 gain ($1,815 net of related income tax) related to the recovery of the portion of the reinsurance premium that the Company had recorded as a loss in the second quarter of 2006 in connection with the liquidation proceeding of the Company's reinsurance provider for its workers' compensation program.

(7)
Included in the second quarter of 2006 is the impact of:

•
a $4,650 loss ($2,813 net of related income tax) the Company recorded in connection with the liquidation proceeding of the Company's reinsurance provider for its workers' compensation program; and

•
a $2,000 reversal of an income tax reserve related to the Company's filing of a change in accounting method with the Internal Revenue Service during the second quarter of 2006.

(8)
Included in the first quarter of 2006 is a reduction of the Company's reserve for incurred but not reported claims and accrual for premium recalls of approximately $3,200 ($1,936 net of related income tax) related to favorable claims development and finalization of prior year recall amounts.

20. SUBSEQUENT EVENTS

        After completion of a comprehensive strategic review the Company decided to focus on the growth of its core PEO offering, Gevity Edge. As such, on February 25, 2008, the board of directors of the Company approved a plan to discontinue the Company's non co-employment offering, Gevity Edge Select, effective immediately. The Company will be working closely with its existing non co-employed clients to provide a smooth transition to either its core Gevity Edge PEO offering or an alternative service provider. The Company plans to continue to operate the platform maintained in its service facility in Charlotte, North Carolina for an interim period to allow affected non co-employed clients to either transition to its core Gevity Edge offering or an alternative service provider. The Company intends to complete this transition and close its service facility in Charlotte, North Carolina no later than June 30, 2008. Approximately, 30 jobs will be eliminated in both the Company's service center in Charlotte, North Carolina and its branch office in Atlanta, Georgia. The Company will recognize the impact related to the additional write-off of assets associated with Gevity Edge Select as well as the accrual of other exit costs including appropriate severance arrangements in the first six months of 2008.

        On February 26, 2008, the board of directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on April 30, 2008 to holders of record on April 15, 2008.

GEVITY HR, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In thousands of dollars)

Balance, January 1, 2007	Provision for Bad Debts	Determined Uncollectible	Account Recoveries	Balance, December 31, 2007
$623	$1,764	$(2,027)	$472	$832

Balance, January 1, 2006	Provision for Bad Debts	Determined Uncollectible	Account Recoveries	Balance, December 31, 2006
$506	$855	$(927)	$189	$623

Balance, January 1, 2005	Provision for Bad Debts	Determined Uncollectible	Account Recoveries	Balance, December 31, 2005
$805	$598	$(1,220)	$323	$506

S-1

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Articles of Amendment and Restatement of the Articles of Incorporation, as filed with the Secretary of State of the State of Florida on August 12, 2004 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
3.2	Third Amended and Restated Bylaws, dated February 16, 2005 (filed as Exhibit 3.01 to the Company's Current Report on Form 8-K filed February 22, 2005 and incorporated herein by reference).
4.1	Rights Agreement dated as of April 23, 2002 between the Company and American Stock Transfer & Trust Company, and Exhibits thereto (filed as Exhibit 1 to the Company's Registration Statement of Form 8-A filed April 25, 2002 and incorporated herein by reference).
4.2	First Amendment and Supplement to the Rights Agreement between the Company and American Stock Transfer & Trust Company, dated March 5, 2003 (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed March 6, 2003 and incorporated herein by reference).
4.3	Second Amendment and Supplement to the Rights Agreement between the Company and American Stock Transfer & Trust Company, dated June 6, 2003 (filed as Exhibit 99.7 to the Company's Current Report on Form 8-K filed June 10, 2003 and incorporated herein by reference).
4.4	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement No. 333-22933 on Form S-1/A filed May 30, 1997 and incorporated herein by reference).
10.1	Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit B to the Company's Definitive Proxy Statement on Schedule 14A filed April 25, 2002 and incorporated herein by reference).*
10.2	Form of Employee Vesting Schedule pursuant to the Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.3	Form of Director Vesting Schedule pursuant to the Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.4	Form of Terms and Conditions to the Non-Qualified Stock Option Award pursuant to the Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.5	Gevity HR, Inc. 1997 Stock Incentive Plan, as amended and restated (filed as Exhibit 4.1 to the Company's Registration Statement No. 333-68929 on Form S-8, Amendment No. 1 filed September 30, 2003 and incorporated herein by reference).*
10.6	Form of Employee Vesting Schedule pursuant to the Gevity HR, Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.7	Form of Director Vesting Schedule pursuant to the Gevity HR, Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*

10.8	Form of Terms and Conditions to the Non-Qualified Stock Option Award pursuant to the Gevity HR, Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*
10.9	Gevity HR, Inc. 2005 Equity Incentive Plan, (filed as Exhibit B to the Company's Definitive Proxy Statement on Schedule 14A filed April 8, 2005 and incorporated here by reference).*
10.10	Gevity HR, Inc. 2005 Executive Incentive Compensation Plan, (filed as Exhibit C to the Company's Definitive Proxy Statement on Schedule 14A filed April 8, 2005 and incorporated here by reference).*
10.11	Form of Employee Option Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*
10.12	Form of Employee Restricted Stock Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*
10.13	Form of Executive Stock Option Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*
10.14	Form of Executive Restricted Stock Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*
10.15	Form of Non-employee Director Stock Option Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*
10.16	Form of Non-employee Director Restricted Stock Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*
10.17	Gevity HR, Inc. Employee Stock Purchase Plan (filed as Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2001 and incorporated herein by reference).*
10.18	Offer Letter Agreement executed on August 3, 2007 between Gevity HR, Inc. and Garry Welsh (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 7, 2007 and incorporated herein by reference).*
10.18.1	Revised Change in Control Severance Agreement executed on August 29, 2007 between Gevity HR, Inc. and Garry Welsh (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed August 31, 2007 and incorporated herein by reference).*
10.19	Offer Letter Agreement executed on August 3, 2007 between Gevity HR, Inc. and James Hardee (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 7, 2007 and incorporated herein by reference).*
10.19.1	Revised Change in Control Severance Agreement executed on August 29, 2007 between Gevity HR, Inc. and James Hardee (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed August 31, 2007 and incorporated herein by reference).*
10.20	Employment offer letter from the Company accepted by Clifford M. Sladnick, dated June 6, 2005 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 1, 2005 and incorporated herein by reference).*

10.20.1	Change in Control Severance Agreement between the Company and Clifford M. Sladnick, dated July 22, 2005 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed July 28, 2005 and incorporated herein by reference).*
10.20.2	Amendment Number One to the Change in Control Severance Agreement executed on August 29, 2007 between Gevity HR, Inc. and Clifford M. Sladnick (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed August 31, 2007 and incorporated herein by reference).*
10.21	Employment offer letter from the Company accepted by Paul Benz on June 19, 2006 (filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed March 16, 2007 and incorporated herein by reference).*
10.21.1	Change in Control Severance Agreement executed on August 29, 2007 between Gevity HR, Inc. and Paul E. Benz (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed August 31, 2007 and incorporated herein by reference).*
10.22	Employment Agreement between the Company and Erik Vonk, dated March 21, 2002 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed March 25, 2002 and incorporated herein by reference).*
10.22.1	Form of Securities Purchase Agreement between the Company and Erik Vonk (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed March 25, 2002 and incorporated herein by reference).*
10.22.2	Change in Control Severance Agreement between the Company and Erik Vonk, dated September 21, 2004 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*
10.22.3	Amendment Number One to the Change in Control Severance Agreement executed on August 29, 2007 between Gevity HR, Inc. and Erik Vonk (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 31, 2007 and incorporated herein by reference).*
10.22.4	Separation Agreement and Full and Final Release of Claims between Gevity HR, Inc. and Erik Vonk, dated November 2, 2007 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed November 9, 2007 and incorporated herein by reference).*
10.23	Promotion Letter from the Company accepted by Peter C. Grabowski, dated April 23, 2003 (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed April 24, 2003 and incorporated herein by reference).*
10.23.1	Change in Control Severance Agreement between the Company and Peter C. Grabowski, dated September 21, 2004 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 24, 2004 and incorporated herein by reference).*
10.23.2	Separation Agreement and Full and Final Release of Claims between Gevity HR, Inc. and Peter Grabowski, dated July 24, 2007 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 27, 2007 and incorporated herein by reference).*
10.24	Employment offer letter from the Company accepted by Michael Collins on February 23, 2006 (filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed March 16, 2007 and incorporated herein by reference).*
10.24.1	Change in Control Severance Agreement executed on March 13, 2006 between Gevity HR, Inc. and Michael Collins (filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed March 16, 2007 and incorporated herein by reference).*

10.25	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed March 16, 2007 and incorporated herein by reference).*
10.26	Agreement of Lease between Osprey-Lakewood Ranch Properties, LLC. and the Company, dated June 6, 2005, for premises located at 9000 Town Center Parkway, Bradenton, Florida 34202 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 10, 2005 and incorporated herein by reference).
10.27	Letter Agreement dated June 28, 2007 between the Company and ValueAct Capital Management, L.P. (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 29, 2007 and incorporated herein by reference).
10.28	Healthcare Benefits Contract Among Blue Cross/Blue Shield of Florida, Inc., Health Options, Inc., and the Company, effective October 1, 2005 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed October 27, 2005 and incorporated herein by reference).
10.28.1	Amendment No. 1 to the Health Care Benefits Contract between the Company and Blue Cross Clue Shield of Florida and Health Options, Inc. dated as of February 15, 2006 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 22, 2006).
10.28.2	Second Amendment to Agreement to Provide Comprehensive Health Care Benefits date as of February 25, 2008, among Gevity HR, Inc., Blue Cross and Blue Shield of Florida, Inc. and its subsidiary Health Options, Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 26, 2008).
10.29	Aetna, Inc. Financial Conditions related to the Group Master Policy for the Company, effective January 1, 2003 (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004 and incorporated herein by reference).
10.30	UnitedHealthcare Group Benefits Agreement effective as of June 1, 2006 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 9, 2007 and incorporated herein by reference).
10.31	AIG Risk Management, Inc. 1/1/08-09 Workers Compensation/Employers Liability Final Bound Proposal, dated December 14, 2007 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).+Δ

10.32	AIG Risk Management, Inc. 1/1/07-08 Workers Compensation/Employers Liability Final Bound Proposal, dated December 21, 2006 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed March 16, 2007 and incorporated herein by reference).
10.33	AIG Risk Management, Inc. 1/1/06-07 Workers Compensation/Employers Liability Final Bound Proposal, dated December 21, 2005 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed March 8, 2006 and incorporated herein by reference).
10.34	AIG Risk Management, Inc. 1/1/05-06 Workers Compensation/Employers Liability Final Bound Proposal, dated December 16, 2004 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 22, 2004 and incorporated herein by reference).
10.35	AIG Risk Management, Inc. 1/1/04-05 Workers Compensation/Employers Liability Final Bound Proposal, dated December 31, 2003 (certain confidential information in this document, marked by an asterisk and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004 and incorporated herein by reference).
10.36	AIG Risk Management, Inc. 1/1/03-04 Workers Compensation/Employers Liability Final Bound Proposal, dated October 22, 2002 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed October 23, 2002 and incorporated herein by reference).
10.37	Finance Agreement for Paid Loss Workers' Compensation Deductible between the Company and Continental Casualty Company, effective as of January 1, 2002 (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference).
10.38	Finance Agreement for Paid Loss Workers' Compensation deductible between the Company and Continental Casualty Company, effective as of January 1, 2001 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed March 29, 2001 and incorporated herein by reference).
10.39	Finance Agreement for Paid Loss Workers' Compensation Deductible between the Company and Continental Casualty Company, effective as of January 1, 2000 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).
10.40	Workers' Compensation and Employers' Liability Policy issued by Texas Workers' Compensation Insurance Fund to Gevity HR of Texas, L.P., effective January 1, 2000 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).

10.41	Workers' Compensation and Employers Liability Policy issued by Continental Casualty Co. to the Company, effective January 1, 2000 (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).
10.42	Final Binder prepared by National Union Fire Insurance Company of Vermont (a member insurance company of American International Group, Inc.) for the Company related to the Deductible Liability Protection Policy covering workers' compensation claims up to $1.0 million per occurrence for the program years 2000, 2001 and 2002, dated September 30, 2004 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
10.43	Final Binder prepared by Continental Casualty Company, National Fire Insurance Company and Transportation Insurance Company (collectively, "CNA") and National Union Fire Insurance Company of Vermont (a member insurance company of American International Group, Inc.) for the Company related to the Deductible Liability Protection Policy covering workers' compensation claims up to $1.0 million per occurrence for the program years 2000, 2001 and 2002, dated September 30, 2004 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
10.44	Assignment of Deductible Liability Protection Policy Proceeds from the Company to CNA related to coverage for workers' compensation claims up to $1.0 million per occurrence for program years 2000, 2001 and 2002, dated October 20, 2004 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
10.45	Collateral Addendum to January 1, 2002 Paid Loss Workers' Compensation Deductible Finance Agreement between the Company and CNA, dated October 11, 2004 (filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).
10.46	Amended and Restated Credit Agreement dated August 30, 2006 among Gevity HR, Inc., as the Borrower, the Subsidiaries of the Borrower, as the Guarantors, Bank of America, N.A., as Administrative Agent and Other Lenders Party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 6, 2006 and incorporated herein by reference).
10.46.1	First Amendment to the Amended and Restated Credit Agreement with Bank of America, N.A. dated May 7, 2007 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2007 and incorporated herein.
10.46.2	Second Amendment to the Amended and Restated Credit Agreement with Bank of America, N.A. dated June 14, 2007 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 19, 2007 and incorporated herein by reference).
10.46.3	Third Amendment to Amended and Restated Credit Agreement dated February 25, 2008, among Gevity HR, Inc., as the Borrower, the Subsidiaries of the Borrower, as the Guarantors, Bank of America,N.A.as Administrative Agent and Other Lenders Party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 26, 2008 and incorporated herein by reference).
21.1	List of Subsidiaries of the Company.+
23.1	Consent of Independent Registered Public Accounting Firm to Annual Report on Form 10-K for the year ended December 31, 2007.+

31.1	Certification of Garry J. Welsh, as Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of Garry J. Welsh, as Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32	Certification of Garry J. Welsh, as Interim Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*
Management contract or compensatory plan or arrangement.

+
Filed electronically herewith.

Δ
Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission