Form 10-Q
period 2008-03-31
GEVITY HR INC
filed 2008-05-12
CIK 1035185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of April 30, 2008
Par value $0.01 per share	23,311,817

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in $000’s, except share and per share data)

	For the Three Months Ended March 31,
	2008	2007

Revenues	$142,642	$161,115

Cost of services (exclusive of depreciation and amortization shown below)	107,469	115,721

Gross profit	35,173	45,394

Operating expenses:

Salaries, wages and commissions	20,050	22,538

Other general and administrative	12,661	14,793

Impairment loss	532	—

Depreciation and amortization	4,037	3,735

Total operating expenses	37,280	41,066

Operating (loss) income	(2,107)	4,328

Interest income	180	165

Interest expense	(579)	(299)

Other expense, net	(104)	(14)

(Loss) income before income taxes	(2,610)	4,180

Income tax (benefit) provision	(995)	1,666

Net (loss) income	$(1,615)	$2,514

Net (loss) income per common share
- Basic	$(0.07)	$0.10
- Diluted	$(0.07)	$0.10
Weighted average common shares outstanding
- Basic	23,206,595	24,429,466
- Diluted	23,206,595	25,040,419

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in $000’s, except share and per share data)

	March 31, 2008	December 31, 2007

ASSETS
Current assets:

Cash and cash equivalents	$15,110	$9,950

Marketable securities – restricted	6,151	6,102

Accounts receivable, net	118,291	130,209

Short-term workers’ compensation receivable, net	18,375	16,950

Other current assets	14,818	14,515

Total current assets	172,745	177,726

Property and equipment, net	20,731	22,176

Long-term marketable securities – restricted	3,975	3,934

Long-term workers’ compensation receivable, net	110,217	105,321

Intangible assets, net	8,907	11,386

Goodwill	8,692	9,224

Deferred tax asset, net	11,189	10,797

Other assets	832	1,347

Total assets	$337,288	$341,911

See notes to condensed consolidated financial statements.

	March 31, 2008	December 31, 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accrued payroll and payroll taxes	$136,575	$151,105

Accrued insurance premiums and health reserves	11,831	13,557

Customer deposits and prepayments	10,766	13,581

Accounts payable and other accrued liabilities	7,362	11,881

Deferred tax liability, net	11,537	11,674

Dividends payable	1,166	2,096
Total current liabilities	179,237	203,894

Revolving credit facility	40,467	17,367

Other long-term liabilities	4,555	5,088
Total liabilities	224,259	226,349

Commitments and contingencies (see notes)

Shareholders’ equity:

Common stock, $.01 par value, 100,000,000 shares authorized, 23,387,261 and 23,379,761 issued as of March 31, 2008 and December 31, 2007, respectively	234	234

Additional paid-in capital	31,552	31,475

Retained earnings	82,119	84,899

Treasury stock (74,735 and 85,660 shares at cost, respectively)	(876)	(1,046)
Total shareholders’ equity	113,029	115,562

Total liabilities and shareholders’ equity	$337,288	$341,911

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in $000’s)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,615)	$2,514
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,037	3,735
Impairment loss	532	—
Deferred tax benefit, net	(528)	(2,408)
Stock compensation	280	841
Excess tax expense (benefits) from share-based arrangements	120	(243)
Provision for bad debts	392	524
Other	37	145
Changes in operating working capital:
Accounts receivable, net	11,526	9,608
Other current assets	(303)	(1,037)
Workers’ compensation receivable, net	(6,321)	(3,533)
Other assets	515	(327)
Accrued insurance premiums and health reserves	(1,726)	(3,320)
Accrued payroll and payroll taxes	(14,547)	(17,407)
Accounts payable and other accrued liabilities	(4,590)	(2,009)
Customer deposits and prepayments	(2,815)	1,227
Other long-term liabilities	(453)	303
Net cash used in operating activities	(15,459)	(11,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(90)	(1,499)
Capital expenditures	(202)	(2,108)
Business acquisition	—	(9,466)
Net cash used in investing activities	(292)	(13,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	23,100	2,249
Capital lease payments	(80)	—
Proceeds from exercise of stock options	106	674
Excess tax (expense) benefits from share-based arrangements	(120)	243
Dividends paid	(2,095)	(2,222)
Purchase of treasury stock	—	(6,686)
Net cash provided by (used in) financing activities	20,911	(5,742)
Net increase (decrease) in cash and cash equivalents	5,160	(30,202)
Cash and cash equivalents - beginning of period	9,950	36,291
Cash and cash equivalents - end of period	$15,110	$6,089

Supplemental disclosure of cash flow information:
Income taxes paid	$4,856	$3,578
Interest paid	$554	$282

Supplemental disclosure of non-cash transactions:

Capital expenditures and cash flows from financing activities for the three months ended March 31, 2008 exclude approximately $61 of capital items purchased by the Company through capital leases.

Capital expenditures for the three months ended March 31, 2007 exclude approximately $802 of capital items purchased by the Company in the first quarter of 2007 and not paid for until the second quarter of 2007. No such items were applicable to the three months ended March 31, 2008.

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in $000’s, except share and per share data)

1.             GENERAL

The accompanying unaudited condensed consolidated financial statements of Gevity HR, Inc. and subsidiaries (collectively, the “Company” or “Gevity”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”), as filed with the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

The Company’s significant accounting policies are disclosed in Note 1 of the Company’s consolidated financial statements contained in the Form 10-K.  The Company’s critical accounting estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K.  On an ongoing basis, the Company evaluates its policies, estimates and assumptions, including those related to revenue recognition, workers’ compensation receivable/reserves, intangible assets, medical benefit plan liabilities, state unemployment taxes, allowance for doubtful accounts, deferred taxes and share-based payments.  During the first quarter of 2008, there have been no material changes to the Company’s significant accounting policies and critical accounting estimates except as described below.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 gives entities the irrevocable option to carry many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 was effective for the Company on January 1, 2008. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for the measurement of assets and liabilities that use fair value and expands disclosures about fair value measurements. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157.  In addition, the FASB issued FSP 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s financial position and results of operations. The

Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its financial position and results of operations.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1–	Unadjusted quoted prices in active markets for identical assets or liabilities
•	Level 2–

Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or inputs other than quoted prices that are observable for the asset or liability

•	Level 3 –	Unobservable inputs for the assets or liabilities

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that its financial assets are currently level 1 in the fair value hierarchy.  Financial assets at March 31, 2008 consist solely of investments held in money market accounts.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141-R”), which will become effective for business combination transactions having an acquisition date on or after January 1, 2009.  This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. SFAS 141-R requires acquisition related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at the acquisition date, to be recorded against income rather than included in the purchase price determination.  It also requires recognition of contingent arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in income. The Company does not anticipate that the adoption of SFAS 141-R will have a material impact on its financial position and results of operations.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle an employee to receive dividends or dividend equivalents on nonvested equity-based shares or units, when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction for the employer under SFAS No. 123 (revised 2004), Share-Based Payment. Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents charged to retained earnings and paid to an employee for nonvested equity-based shares or units should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted. The Company adopted EITF 06-11 on January 1, 2008, which did not have a material effect on the Company’s results of operations or financial position.

2.             SEGMENT REPORTING

Our operations are classified into two principal segments, our core co-employment offering, Gevity EdgeTM and our non co-employment offering, Gevity Edge SelectTM. The segments are generally based on economic and operational characteristics and financial performance review by the chief operating decision maker.

Results for the three months ended March 31, 2008 and 2007 are as follows:

Three Months Ended March 31, 2008	Gevity Edge	Gevity Edge Select	Total
Revenues	$141,698	$944	$142,642

Operating loss (1)	$(21)	$(2,086)	$(2,107)
Items excluded from segment loss:
Interest income			180
Interest expense			(579)
Other expense, net			(104)
Loss before income taxes			$(2,610)

(1)           Includes the $532 goodwill impairment of Gevity Edge Select and other costs related to the exit of the Gevity Edge Select segment as described below.

Three Months Ended March 31, 2007	Gevity Edge	Gevity Edge Select	Total
Revenues	$160,584	$531	$161,115

Operating income (loss)	$4,713	$(385)	$4,328
Items excluded from segment profit (loss):
Interest income			165
Interest expense			(299)
Other expense, net			(14)
Income before income taxes			$4,180

Discontinuation of Gevity Edge Select

After completion of a comprehensive strategic review, the Company decided to focus on the growth of its core co-employment offering, Gevity Edge. As such, on February 25, 2008, the board of directors of the Company approved a plan to discontinue the Company’s non co-employment offering, Gevity Edge Select, effective immediately. The Company is working closely with its existing non co-employed clients to provide a smooth transition to either its core Gevity Edge offering or an alternative service provider.  The Company plans to continue to operate the Gevity Edge Select platform maintained in its service facility in Charlotte, North Carolina for an interim period to allow affected non co-employed clients to either transition to its core Gevity Edge offering or an alternative service provider. The Company intends to complete this transition and close its service facility in Charlotte, North Carolina no later than June 30, 2008. Approximately 30 jobs will be eliminated in both the Company’s service center in Charlotte, North Carolina and its branch office in Atlanta, Georgia.

Management estimates that the pre-tax costs associated with the exit from the Gevity Edge Select business will total approximately $3,000 to $3,500.  These costs consist of the following estimates:

•    $1,400 of contract termination costs;

•    $1,000 to $1,100 for severance and other termination benefits;

•    $532 of goodwill impairment related to the write-off of the remaining goodwill for the Gevity Edge Select segment; and

•    $100 to $500 of other cash and non-cash charges.

Costs associated with the exit from the Gevity Edge Select business are presented in the following table.  Of the following amounts, $535 was recognized in salaries, wages and commissions, $293 was recognized in other general and administrative expenses and $532 was recognized as an impairment loss.

Three Months Ended March 31, 2008
Severance and other termination benefits	$676
Contract termination costs	152
Goodwill impairment loss	532
Total Gevity Edge Select exit costs	$1,360

Activity in the liability accounts associated with the exit from the Gevity Edge Select business for the three months ended March 31, 2008 is presented in the following table and is included within accounts payable and other accrued liabilities on the consolidated balance sheet:

	Severance and Termination Benefits	Contract Termination Costs	Total
Balance at December 31, 2007	$—	$—	$—
Expense accruals	676	152	828
Cash payments	(179)	—	(179)
Non-cash charge	—	(114)	(114)
Balance at March 31, 2008	$497	$38	$535

3.             MARKETABLE SECURITIES - RESTRICTED

At March 31, 2008 and December 31, 2007, the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale.

Restricted money market funds relate to collateral held in connection with the Company’s workers’ compensation programs, collateral held in connection with the Company’s general insurance programs and amounts held in escrow related to purchase price contingencies associated with the Company’s acquisition of HRAmerica, Inc. (“HRA”) on February 16, 2007. These securities are recorded at fair value, which is equal to cost. The interest earned on these investments is recognized as interest income in the Company’s condensed consolidated statements of operations.

For the three months ended March 31, 2008 and 2007, there were no realized gains or losses from the sale of marketable securities.  As of March 31, 2008 and December 31, 2007, there were no unrealized gains or losses on marketable securities.

4.             ACCOUNTS RECEIVABLE

At March 31, 2008 and December 31, 2007, accounts receivable from clients consisted of the following:

	March 31, 2008	December 31, 2007
Billed to clients	$6,313	$9,124
Unbilled revenues	112,872	121,917
	119,185	131,041
Less: Allowance for doubtful accounts	(894)	(832)
Total	$118,291	$130,209

The Company establishes an allowance for doubtful accounts based upon management’s assessment of the collectibility of specific accounts and other potentially uncollectible amounts.  The Company reviews its allowance for doubtful accounts on a quarterly basis.

5.             WORKERS’ COMPENSATION RECEIVABLE/ RESERVES

                The Company has maintained a loss sensitive workers’ compensation insurance program since January 1, 2000. The program is insured by CNA Financial Corporation (“CNA”) for the 2000, 2001 and 2002 program years. The program is currently insured by member insurance companies of American International Group, Inc. (“AIG”) and includes coverage for the 2003 through 2008 policy years. In states where private insurance is not permitted, client employees are covered by state insurance funds.

 Under the 2008 workers’ compensation program with AIG, AIG is responsible for paying the claims; the Company is responsible for paying to AIG the first $1,000 per occurrence of claims and AIG is responsible for amounts in excess of $1,000 per occurrence.  In addition, the AIG policy provides $20,000 of aggregate stop loss coverage once claims in the deductible layer exceed $138,500.

Similar to prior years’ workers’ compensation programs with AIG, the Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG to cover claims to be paid within the Company’s $1,000 per occurrence deductible layer. AIG deposits the premiums into an interest bearing loss fund collateral account for reimbursement of paid claims up to the $1,000 per occurrence amount. Interest on the loss fund collateral account (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate.  Under the 2008 program, the Company will pay $55,510 of loss fund collateral premium, subject to certain volume adjustments, and is guaranteed to receive a 3.19% per annum fixed return so long as the program and the interest accrued under the program remain with AIG for at least 10 years. If the program is terminated early, the interest rate is adjusted downward based upon a sliding scale. The 2008 program provides for an initial loss fund collateral premium true-up 18 months after the policy inception and annually thereafter.  The true-up is based upon a pre-determined loss factor times the amount of incurred claims in the deductible layer as of the date of the true-up.

The Company reviews its estimated cost of claims in the deductible layer on a quarterly basis.  The determination of the estimated cost of claims is based upon a number of factors, including but not limited to: actuarial calculations, current and historical loss trends, the number of open claims, developments relating to the actual claims incurred and the impact of acquisitions, if any.  The Company uses a certain amount of judgment in this estimation process. During the three months ended March 31, 2008 and 2007, the Company revised its ultimate loss estimates for prior open policy years, which resulted in a net reduction of workers’ compensation expense of approximately $2,710 and $1,249, respectively. These revisions were based upon continued favorable claims development that occurred during the periods.

The balance in the loss fund collateral account (including accrued interest) in excess of the net present value of the Company’s liability to AIG with respect to claims payable within the deductible layer is recorded as a workers’ compensation receivable. Returns to the Company of amounts held in the loss fund collateral account are recorded as reductions to the workers’ compensation receivable, net. During the first quarters’ of 2008 and 2007, AIG released approximately $2,000 and $5,000, respectively, of cash, from the 2003 loss fund collateral account in advance of the annual loss provision adjustment.  The Company expects to receive approximately $18,375, net, from AIG during the third quarter of 2008 related to the annual true-up of the loss fund collateral accounts and premium expense audit.

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

At March 31, 2008 and December 31, 2007, the weighted average discount rate used to calculate the net present value of the claim liability was 3.91% and 4.15%, respectively. Premium payments made to AIG related to program years 2000 through 2008 are in excess of the net present value of the estimated claim liabilities. This has resulted in a workers’ compensation receivable, net, at March 31, 2008 and December 31, 2007 of $128,592 and $122,271, respectively, of which $18,375 and $16,950 was classified as short-term at March 31, 2008 and December 31, 2007, respectively. This receivable represents a significant concentration of credit risk for the Company.

6.             INTANGIBLE ASSETS

At March 31, 2008 and December 31, 2007, intangible assets consisted of the following:

	March 31, 2008	December 31, 2007
Purchased client service agreements	$48,097	$48,097
Accumulated amortization	(39,190)	(36,711)
Intangible assets, net	$8,907	$11,386

Amortization expense for the three months ended March 31, 2008 and 2007 was $2,479 and $2,467, respectively. Estimated amortization expense for the remainder of 2008 and for 2009 is $7,082 and $1,825, respectively.

7.             GOODWILL

For the year ended March 31, 2008, the rollforward of goodwill by operating segment is as follows:

	Gevity Edge	Gevity Edge Select	Total
Goodwill balance at December 31, 2007	$8,692	$532	$9,224
Gevity Edge Select goodwill impairment (Note 2)	—	(532)	(532)
Goodwill balance at March 31, 2008	$8,692	$—	$8,692

8.             HEALTH BENEFITS

Blue Cross Blue Shield of Florida, Inc. and its subsidiary Health Options, Inc. (together “BCBSF/HOI”) is the Company’s primary healthcare partner in Florida, delivering medical care benefits to approximately 19,000 Florida-based client employees. The Company’s policy with BCBSF/HOI is a minimum premium policy expiring September 30, 2008. Pursuant to this policy, the Company is obligated to reimburse BCBSF/HOI for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and aggregate loss coverage is provided to the Company at the level of 110% of projected claims. The Company’s obligation to BCBSF/HOI under its current contract may require an irrevocable letter of credit (“LOC”) in favor of BCBSF/HOI if the coverage ratio, as set forth in the BCBSF/HOI agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirement, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $9,700 for the last twelve months). On February 25, 2008, the Company and BCBSF/HOI entered into the Second Amendment to Agreement to Provide Comprehensive Health Care Benefits (the “Second Amendment”) amending the Agreement to Provide Comprehensive Health Care Benefits, dated as of October 1, 2005, between the parties, restating the definition of “Coverage Ratio” to exclude certain non-cash asset and goodwill impairment charges commencing with the fiscal quarter ending December 31, 2007.  As of March 31, 2008, the minimum coverage ratio was met and no LOC was required. If current trends continue, the Company will not be able to maintain the minimum coverage ratio through the end of the current contract with BCBSF/HOI and will need to either seek modifications or provide an LOC as discussed above. If such modifications are not obtained or an LOC is required, this may have a material impact on the Company’s cash flow and ability to conduct its operations.

Aetna Health, Inc. (“Aetna”) is the Company’s largest medical care benefits provider for approximately 15,000 client employees outside the state of Florida. The Company’s 2007/2008 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability. The Aetna PPO medical benefit plan is a retrospective funding arrangement. Beginning with the 2007 plan year, Aetna agreed to eliminate the callable feature of the PPO plan that previously existed and differences in actual plan experience versus projected plan experience for the year will factor into subsequent year rates.

In 2006, the Company announced the addition of UnitedHealthcare as an additional health plan option. As of March 31, 2008, UnitedHealthcare provides medical care benefits to approximately 5,000 client employees. The UnitedHealthcare plan is a fixed cost contract expiring September 30, 2008, that caps the Company’s annual liability. Under the terms of the current agreement with UnitedHealthcare, this plan is no longer offered as an option for new co-employed clients after July 1, 2007. Coverage through UnitedHealthcare will continue to be an option for clients covered by UnitedHealthcare as of June 30, 2007. Effective May 1, 2008, UnitedHealthcare and the Company amended their agreement to extend coverage availability through September 30, 2009 for those clients covered by UnitedHealthcare as of May 1, 2008.

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

Included in accrued insurance premiums and health reserves at March 31, 2008 and December 31, 2007 are $8,841 and $10,356, respectively, of short-term liabilities related to the Company’s health benefit plans. Of these amounts $8,812 and $10,100, respectively, represent an accrual for the estimate of claims incurred but not reported at March 31, 2008 and December 31, 2007.

Health benefit reserves are determined quarterly by the Company and include an estimate of claims incurred but not reported and claims reported but not yet paid. The calculation of these reserves is based upon a number of factors, including but not limited to actuarial calculations, current and historical claims payment patterns, plan enrollment and medical trend rates.

During the three months ended March 31, 2008 and 2007, the Company reduced its reserve for incurred but not reported claims by approximately $1,000 and $2,601, respectively, which decreased its cost of services and resulted in a health plan surplus for each period. These reductions were based upon favorable claims development.

9.             REVOLVING CREDIT FACILITY

The Company maintains a $100,000 unsecured credit facility with Bank of America, N.A. and Wachovia, N.A. (the “Lenders”). On May 7, 2007, the Company entered into the First Amendment to the Amended and Restated Credit Agreement dated August 30, 2006, which increased the amount of aggregate revolving commitments of the credit facility from $50,000 to $75,000 and allowed the Company to repurchase up to $125,000 of its capital stock during the term of the agreement. On June 14, 2007, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement, which increased the amount of aggregate revolving commitments from $75,000 to $100,000. On February 25, 2008, the Company entered into the Third Amendment to Amended and Restated Credit Agreement (“Third Amendment”). The Third Amendment provides for the grant of security interests and liens in substantially all the property and assets (with agreed upon carveouts and exceptions) of the Company to the Lenders. The Third Amendment also provides for an automatic decrease of the aggregate revolving commitment of the credit facility from $100,000 to $85,000 on September 30, 2008. The Third Amendment includes additional covenants and amends certain financial covenants and negative covenants with an effective date of December 31, 2007. These include the maintenance of a minimum consolidated net worth, a maximum consolidated adjusted leverage ratio, a minimum consolidated fixed charge coverage ratio of 1.25:1.0, minimum consolidated adjusted EBITDA requirements and a ceiling on consolidated capital expenditures.  The revised covenants set forth in the Third Amendment now restrict the Company’s ability to repurchase shares of its capital stock in certain circumstances and make acquisitions and requires the Company to provide certain period reports relating to budget and profits and losses, intellectual property and insurance policies.  Each of these covenants is based on defined terms and contain exceptions in the Credit Agreement, as amended.

Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit facility has a five-year term that expires August 30, 2011. Loan advances bear an interest rate equal to an Applicable Rate (which ranges from 1.50% to 2.25% for Eurodollar Rate Loans, and from 0.25% to 1.00% for Prime Rate Loans, depending upon the Company’s consolidated leverage ratio) plus one of the following indexes: (i) Eurodollar Rate; or (ii) Prime Rate (each as defined in the credit agreement). Up to $20,000 of the loan commitment can be drawn through letters of credit. With respect to outstanding letters of credit, a fee determined by reference to the Applicable Rate plus a fronting fee ranging from 1.50% to 2.25% per annum will be charged on the aggregate stated amount of each outstanding letter of credit. A fee ranging from 0.30% to 0.45% (based upon the Company’s consolidated leverage ratio) is charged on any unused portion of the loan commitment. At March 31, 2008 the Company had outstanding advances of $40,467 at a weighted average interest rate of 4.43%. At December 31, 2007, the Company had outstanding advances of $17,367 at an interest rate of 6.11%.

The Company was in compliance with all of the revised covenants under the credit agreement at March 31, 2008. The ability to draw funds under the credit agreement is dependent upon meeting the aforementioned financial covenants.  Additionally, the level of compliance with the financial covenants determines the maximum amount available to be drawn. At March 31, 2008, the maximum facility available to the Company was approximately $89,000.

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

The Company recorded $544 and $279 of interest expense for the three months ended March 31, 2008 and 2007, respectively, related to the amortization of loan costs, unused loan commitment fees and interest on advances.

10.          COMMITMENTS AND CONTINGENCIES

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

Regulatory Matters

The Company’s employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these rules affect all companies in the United States. However, the rules that govern professional employer organizations (“PEO”) constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship among the PEO, the client and the client employees. Many federal and state laws relating to tax and employment matters were enacted before the widespread existence of PEO’s and do not specifically address the obligations and responsibilities of these PEO relationships. If the Internal Revenue Service concludes that PEO’s are not “employers” of certain client employees for purposes of the Internal Revenue Code of 1986, as amended, the tax qualified status of the Company’s defined contribution retirement plans as in effect prior to April 1, 1997 could be revoked, its cafeteria plan may lose its favorable tax status and the Company may no longer be able to assume the client’s federal employment tax withholding obligations and certain defined employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended.

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

11.          EQUITY

Share Repurchase Program

Under the current share repurchase program (announced by the Company in August 2006 and increased in April 2007), a total of $111,527 of the Company’s common stock is authorized to be repurchased. Share repurchases under the program may be made through open market purchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate, based on a variety of factors including price, regulatory requirements, overall market conditions and other corporate opportunities. As of December 31, 2007, total shares repurchased under this program were 2,886,884 at a total cost of $60,131.  No shares were repurchased under this program during the three month period ended March 31, 2008. The Company has suspended its share repurchase program for the time being in order to invest available cash in its business.

12.          INCOME TAXES

The Company records income tax expense using the asset and liability method of accounting for deferred income taxes.  Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for both federal and state income taxes. For the three months ended March 31, 2008 and 2007, the Company’s effective rate was 38.1% and 39.9%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits.

13.          EARNINGS PER SHARE (“EPS”)

For the three months ended March 31, 2008, 395,104 common stock equivalents were excluded from the diluted earnings per share computation as their effect was anti-dilutive. Additionally, 859,989 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2007 is as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 31, 2007:

Basic EPS:
Net income	$2,514	24,429,466	$0.10

Effect of dilutive securities:
Options to purchase common stock		596,216
Non-vested stock		14,737

Diluted EPS:
Net income	$2,514	25,040,419	$0.10

For the three months ended March 31, 2007, 831,783 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties (some of which are beyond the Company’s control), other factors and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”), as filed with the Securities and Exchange Commission. See “Cautionary Note Regarding Forward-Looking Statements” below in this Item 2. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes contained in this report. Historical results are not necessarily indicative of trends in operating results for any future period.

OVERVIEW

Gevity HR, Inc. (“Gevity” or the “Company”) specializes in providing small- and medium-sized businesses nationwide with a wide-range of competitively priced payroll, insurance and human resource (“HR”) outsourcing services.

Gevity is a professional employer organization (“PEO”) that provides certain HR-related services and functions for clients under a co-employment arrangement. Under the co-employment arrangement, Gevity assumes certain HR/employment-related responsibilities, as provided for by a professional services agreement (“PSA”) and as may be required under certain state laws. The co-employment relationship allows the PEO to become an employer of record and administrator for matters such as employment tax and insurance-related paperwork as well as relieving the client of these time-consuming administrative burdens. Because a PEO can aggregate a number of small clients into a larger pool, the PEO is able to create economies of scale—enabling smaller businesses to get competitively priced benefits.

The core services typically provided by a PEO are payroll processing, access to health and welfare benefits and workers’ compensation coverage. In addition to these core offerings, the Company’s Gevity Edge™ PEO offering provides value-adding HR services such as employee retention programs, new hire support, employment practices liability insurance coverage and performance management programs, all designed to help clients effectively grow their businesses. Gevity is one of few PEOs with dedicated field-based HR consultants. The Company’s HR consultants work directly with clients to provide HR expertise and HR strategies that can help drive their business forward, while lowering potential exposure to HR-related claims.

Gevity also provides service to its clients through a non co-employment relationship. The non co-employment relationship between Gevity and its clients is also governed by a PSA. Under the non co-employment PSA, the employment related liabilities remain with the client and the client is responsible for its own workers’ compensation insurance and health and welfare plans. The Company assumes responsibility for payroll administration (including payroll processing, payroll tax filing and W-2 preparation) and provides access to all of its HR services. This non co-employment option is known as Gevity Edge Select™.

After completion of a comprehensive strategic review, the Company decided to focus on the growth of its core co-employment offering, Gevity Edge. As such, on February 25, 2008, the board of directors of the Company approved a plan to discontinue the Company’s non co-employment offering, Gevity Edge Select, effective immediately. The Company is working closely with its existing non co-employed clients to provide a smooth transition to either its core Gevity Edge offering or an alternative service provider.  The Company plans to continue to operate the Gevity Edge Select platform maintained in its service facility in Charlotte, North Carolina for an interim period to allow affected non co-employed clients to either transition to its core Gevity Edge offering or an alternative service provider. The Company intends to complete this transition and close its service facility in Charlotte, North Carolina no later than June 30, 2008. Approximately 30 jobs will be eliminated in both the Company’s service center in Charlotte, North Carolina and its branch office in Atlanta, Georgia. Management estimates that the pre-tax costs associated with the exit from the Gevity Edge Select business will total approximately $3.0 million to $3.5 million during 2008, of which $1.4 million was expensed during the three months ended March 31, 2008.  The impact of this decision on the results of operations of the Company is included in the “Results of Operations” discussion that follows.

RESULTS OF OPERATIONS – ANALYSIS OF CONSOLIDATED OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue

The following table presents certain information related to the Company’s overall consolidated revenues for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008	March 31, 2007	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$30,550	$36,869	(17.1)%
Employee health and welfare benefits	83,813	88,752	(5.6)%
Workers’ compensation	15,846	21,200	(25.3)%
State unemployment taxes and other	12,433	14,294	(13.0)%
Total revenues	$142,642	$161,115	(11.5)%

Statistical data:
Gross salaries and wages (in thousands)	$1,316,860	$1,348,296	(2.3)%
Client employees at period end	122,919	140,004	(12.2)%
Clients at period end (1)	6,492	7,445	(12.8)%
Average number of client employees/clients at period end	18.93	18.81	0.6%
Average number of client employees paid (2)	113,087	123,902	(8.7)%
Annualized average wage per average client employees paid (3)	$46,579	$43,528	7.0%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (4)	$1.67	$1.94	(13.9)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (4), (5)	$1.81	$2.18	(17.0)%
Annualized professional service fees per average number of client employees paid (3)	$1,081	$1,190	(9.2)%
Client employee health benefits participation	32%	33%	(3.0)%

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

(5)                      Manual premium rate data are derived from tables of member insurance companies of American International Group, Inc. (“AIG”) in effect for 2008 and 2007, respectively.

For the three months ended March 31, 2008, total revenues were $142.6 million compared to $161.1 million for the three months ended March 31, 2007, representing a decrease of $18.5 million or 11.5%. This decrease was a result of the reduction in all revenue components as described below.

As of March 31, 2008, the Company served approximately 6,500 clients, as measured by each client’s FEIN, with approximately 122,900 active client employees. This compares to approximately 7,400 clients, as measured by each client’s FEIN, with approximately 140,000 active client employees at March 31, 2007.  The average number of client employees paid by month was 113,087 for the first quarter of 2008 compared to 123,902 for the first quarter of 2007.  The declines in client and client employee metrics is attributable to the impact of higher than expected client and client employee attrition levels during 2007 and the first quarter of 2008 primarily as a result of the economy and lower than expected production levels during 2007. In addition, during the first quarter of 2008, the Company terminated approximately 200 unprofitable clients (impacting approximately 4,100 client employees) in an effort to improve overall earnings in the long term.

Revenues from professional service fees decreased to $30.6 million for the three months ended March 31, 2008, from $36.9 million for the three months ended March 31, 2007, representing a decrease of $6.3 million or 17.1%. The decrease was primarily due to the overall decrease in the average number of client employees paid as discussed above. Annualized professional service fees per average number of client employees paid decreased by 9.2%, from $1,190 for the three months ended March 31, 2007 to $1,081 for the three months ended March 31, 2008. This decrease was primarily attributable to the impact of the first quarter 2008 termination of unprofitable clients which generally had higher fee levels and the economy with its related impact on pricing.

Revenues for providing health and welfare benefits for the three months ended March 31, 2008 were $83.8 million as compared to $88.8 million for the three months ended March 31, 2007, representing a decrease of $4.9 million or 5.6%. Health and welfare benefit plan revenues decreased due to the decrease in the average number of participants in the Company’s health and welfare benefit plans of approximately 14% and was partially offset by the increase in health insurance premiums as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.

Revenues for providing workers’ compensation insurance coverage decreased to $15.8 million for the three months ended March 31, 2008, from $21.2 million for the three months ended March 31, 2007, representing a decrease of $5.4 million or 25.3%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the three months ended March 31, 2008, were 1.67% as compared to 1.94% for the same period in 2007, representing a decrease of 13.9%. Workers’ compensation revenue decreased in the first quarter of 2008 primarily due to a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in January 2008 and a decrease in the number of clients that participate in the Company’s workers’ compensation program. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 17.0% during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates primarily reflects the reduction in the Florida manual premium rates.

Revenues from state unemployment taxes and other revenues decreased to $12.4 million for the three months ended March 31, 2008 from $14.3 million for the three months ended March 31, 2007, representing a decrease of $1.9 million or 13.0%. The decrease was primarily due to the decrease in Gevity Edge co-employment wages that provide unemployment tax revenue to the Company.

Cost of Services

The following table presents certain information related to the Company’s overall consolidated cost of services for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008		March 31, 2007		% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$82,813		$86,151		(3.9)%
Workers’ compensation	10,042		15,016		(33.1)%
State unemployment taxes and other	14,614		14,554		0.4%
Total cost of services	$107,469		$115,721		(7.1)%

Statistical data:

Gross salaries and wages (in thousands)	$1,316,860		$1,348,296		(2.3)%
Average number of client employees paid (1)	113,087		123,902		(8.7)%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$1.06		$1.38		(23.2)%
Number of workers’ compensation claims (3)	867		1,065		(18.6)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	0.91	x	0.98	x	(7.1)%

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

Cost of services, which includes the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $107.5 million for the three months ended March 31, 2008, compared to $115.7 million for the three months ended March 31, 2007, representing a decrease of $8.3 million or 7.1%. This decrease was due to the reduction in the majority of the cost of services components as described below.

The cost of providing health and welfare benefits to clients’ employees for the three months ended March 31, 2008 was $82.8 million as compared to $86.2 million for the three months ended March 31, 2007, representing a decrease of $3.3 million or 3.9%. This decrease was primarily attributable to the decrease in the number of client employees participating in the health and welfare benefit plans and was partially offset by higher cost of health benefits.  In addition, the first quarters of 2008 and 2007 were favorably impacted by the recognition of a health benefit surplus of $1.0 million and $2.6 million, respectively, based upon favorable claims experience.  The Company expects that price increases implemented in conjunction with healthcare renewals effective October 1, 2007 and the continuation of current claims experience will continue to favorably impact healthcare costs during 2008. In addition, the Company is currently reviewing health plan features and costs with its insurance providers to address competitive issues within certain regions of the country.

Workers’ compensation costs were $10.0 million for the three months ended March 31, 2008, as compared to $15.0 million for the three months ended March 31, 2007, representing a decrease of $5.0 million or 33.1%. Workers’ compensation costs decreased in the first quarter of 2008 primarily due to the approximate 13% reduction in the average number of co-employed client employees paid and related reduction in claims, and the reduction in the prior years’ workers’ compensation loss estimates of approximately $2.7 million as a result of continued favorable claims development for those prior open policy years. For the three months ended March 31, 2007, the comparable reduction in prior years’ workers’ compensation loss estimates was $1.2 million.

State unemployment taxes and other costs were $14.6 million for both the three month periods ended March 31, 2008 and 2007. The decrease in the Company’s co-employed client employees and related taxable wages were substantially offset by an increase in state unemployment tax rates beginning January 1, 2008, that were not passed along to clients.

Operating Expenses

The following table presents certain information related to the Company’s overall consolidated operating expenses for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008	March 31, 2007	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$20,050	$22,538	(11.0)%
Other general and administrative	12,661	14,793	(14.4)%
Impairment loss	532	—	n/a
Depreciation and amortization	4,037	3,735	8.1%
Total operating expenses	$37,280	$41,066	(9.2)%

Statistical data:
Internal employees at quarter end	843	999	(15.6)%

Total operating expenses were $37.3 million for the three months ended March 31, 2008 as compared to $41.1 million for the three months ended March 31, 2007, representing a decrease of $3.8 million or 9.2%.

Salaries, wages and commissions were $20.1 million for the three months ended March 31, 2008 as compared to $22.5 million for the three months ended March 31, 2007, representing a decrease of $2.5 million or 11.0%. The decrease is primarily a result of the net effect of the reduction in management and support personnel that occurred throughout 2007 and the first quarter of 2008 and was partially offset by the annual increase in wages and severance costs of $1.0 million related to both the Gevity Edge and Gevity Edge Select segments.

Other general and administrative expenses were $12.7 million for the three months ended March 31, 2008 as compared to $14.8 million for the three months ended March 31, 2007, representing a decrease of $2.1 million or 14.4%. The decrease is attributable to cost alignment measures taken during 2007 and the first quarter of 2008.

During the first quarter of 2008, the Company recorded a $0.5 million impairment loss related to the write-off of the remaining goodwill associated the acquisition of HRAmerica, Inc. (“HRA”) in 2007.  As previously discussed, the Company decided in the first quarter of 2008 that it would exit the Gevity Edge Select business (which included the operations acquired from HRA). As a result of this decision it was determined that the goodwill should be written off.

Depreciation and amortization expenses were $4.0 million for the three months ended March 31, 2008 compared to $3.7 million for the three months ended March 31, 2007, representing an increase of $0.3 million or 8.1%. The increase is primarily attributable to the amortization of technology assets capitalized during 2007 and 2008.

The Company continues to review its overhead cost structure to ensure alignment with its business development.

Income Taxes

For the three months ended March 31, 2008, the Company had an income tax benefit of $1.0 million compared to income tax expense of $1.7 million for the three months ended March 31, 2007. The change is primarily due to an operating loss for the first quarter of 2008 compared to operating income in the first quarter of 2007. The Company’s effective tax rate for the three months ended March 31, 2008 and 2007 was 38.1% and 39.9%, respectively.  The Company’s effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits.

Gross Profit, Operating (Loss) Income, Net (Loss) Income and Diluted (Loss) Earnings Per Share

As a net result of the factors described above, the following table summarizes the changes in gross profit, operating (loss) income, net (loss) income and diluted (loss) earnings per share:

	Three Months Ended
	March 31, 2008	March 31, 2007	% Change
	(in thousands, except per share and statistical data)
Gross profit	$35,173	$45,394	(22.5)%
Operating (loss) income	$(2,107)	$4,328	n/a
Net (loss) income	$(1,615)	$2,514	n/a
Diluted (loss) earnings per share	$(0.07)	$0.10	n/a
Statistical data:
Annualized gross profit per average number of client employees paid (1)	$1,244	$1,465	(15.1)%
Annualized operating (loss) income per average number of client employees paid (1)	$(75)	$140	n/a

(1)          Annualized statistical information is based upon actual period-to-date amounts, which have been annualized (divided by three and multiplied by twelve) and then divided by the average number of client employees paid.

RESULTS OF OPERATIONS—ANALYSIS OF REPORTABLE SEGMENTS

The following presents certain information related to the Company’s segment revenues, operating income and statistical analysis for the three months ended March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007	% Change
	(In thousands, except statistical data)
Revenues:
Gevity Edge	$141,698	$160,584	(11.8)%
Gevity Edge Select	944	531	77.8%
Total revenues	$142,642	$161,115	(11.5)%
Operating (loss) income:
Gevity Edge	$(21)	$4,713	n/a
Gevity Edge Select	(2,086)	(385)	(441.8)%
Total operating (loss) income	$(2,107)	$4,328	n/a
Clients at period end(1):
Gevity Edge	6,282	7,293	(13.9)%
Gevity Edge Select	210	152	38.2%
Total clients at period end	6,492	7,445	(12.8)%
Average number of client employees paid(2):
Gevity Edge	100,084	115,627	(13.4)%
Gevity Edge Select	13,003	8,275	57.1%
Total average number of client employees paid	113,087	123,902	(8.7)%
Professional service fees per average number of client employees paid:
Gevity Edge	$1,192	$1,263	(5.6)%
Gevity Edge Select	$222	$171	29.8%
Total professional service fees per average number of client employees paid	$1,081	$1,190	(9.2)%

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

Gevity Edge

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Gevity Edge revenues decreased approximately 11.8% from $160.6 million for the three months ended March 31, 2007 to $141.7 million for the three months ended March 31, 2008 or $18.9 million. The decrease is due to a decline in professional service fee revenues of $6.7 million, a decline in employee health and welfare benefits revenue of approximately $4.9 million, a decline in workers’ compensation revenue of $5.4 million and a decline in state unemployment taxes and other revenue of $1.9 million. The overall decrease in Gevity Edge revenues was primarily due to the 13.4% decrease in the average number of Gevity Edge client employees paid from 115,627 for the three months ended March 31, 2007 to

100,084 for the three months ended March 31, 2008. The decline in client and client employee metrics is attributable to the impact of higher than expected client and client employee attrition levels during 2007 and the first quarter of 2008 primarily as a result of the economy and lower than expected production levels during 2007. In addition, during the first quarter of 2008, the Company terminated approximately 200 unprofitable clients (impacting approximately 4,100 client employees) in an effort to improve overall earnings in the long term. The decline in Gevity Edge professional service revenues of $6.7 million is a result of the decline in average paid client employees quarter over prior year quarter as well as 5.6% decrease in professional service fee per average number of client employees paid from $1,263 in the first three months of 2007 to $1,192 in the first three months of 2008, primarily as a result of the economy with its related impact on pricing. The decrease in employee health and welfare benefits revenue, workers’ compensation revenue and state unemployment taxes and other revenue is as previously discussed under “Results Of Operations—Analysis Of Consolidated Operations, Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007 - Revenue” as there is no employee health and welfare benefits revenue or worker’s compensation revenue from Gevity Edge Select and an insignificant amount of other revenue included in state unemployment taxes and other revenues.

Operating Income

Gevity Edge operating income decreased from $4.7 million in the first three months of 2007 to an operating loss of $0.02 million in the first three months of 2008 or $4.7 million. The decline in Gevity Edge operating income is due to a decrease in gross profit of $10.6 million and partially offset by a decrease in operating expenses of $5.9 million as a result of cost alignment measures taken during 2007 and the first three months of 2008. The $10.6 million decrease in gross profit is due to the net effect of:

•                  a decline in professional service fees of $6.7 million as discussed above;

•                  a decrease in employee health and welfare gross profit of $1.6 million due to the net effect of a $2.6 million health plan surplus in 2007 versus a $1.0 million health plan surplus in 2008;

•                  a decrease in workers’ compensation gross profit of $0.3 million primarily due to a decrease in client employees as well as a decrease in Florida manual premium rates and partially offset by an increase in the benefit from the revision of prior year loss estimates as previously discussed; and

•                  a decrease in state unemployment taxes and other gross profit of $2.0 primarily due to unemployment tax rate increases that were not passed along to clients.

Gevity Edge Select

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

The Gevity Edge Select revenues increased $0.4 million to $0.9 million for the three months ended March 31, 2008 from $0.5 million for the three months ended March 31, 2007. The increase is primarily attributable to the increase in average number of client employees paid from 8,275 in 2007 to 13,003 in 2008 primarily as a result of the 2007 acquisition of HRA occurring midway through the first quarter of 2007. The Gevity Edge Select revenue is primarily comprised of professional service fees and other miscellaneous service revenues. The professional service fee revenue per average client employee paid increased from $171 for the first three months of 2007 to $222 during the first three months of 2008. The increase was primarily due to Gevity Edge Select clients brought on after the acquisition of HRA that had a higher professional service fee.

Operating Loss

The Gevity Edge Select operating loss increased from $0.4 million in the first three months of 2007 to $2.1 million for the first three months of 2008 or $1.7 million. The increase was primarily related to the first quarter 2008 decision to exit the Gevity Edge Select business. In connection with the decision to exit the Gevity Edge Select business, the Company wrote off the remaining balance of Gevity Edge Select goodwill of $0.5 million and recorded $0.9 million of severance and other costs related to exit activities. The balance of the increase in the loss is due to the effect of having a full quarter impact of Gevity Edge Select operating expenses in the first quarter of 2008 versus one-half a quarter of operating expenses in 2007 as the HRA acquisition occurred on February 16, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

General

The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its collateralization requirements for insurance coverage, purchases of shares of its common stock under its share repurchase program (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for information regarding the suspension of the Company’s share repurchase program), the potential for expansion of its HR outsourcing portfolio through acquisitions, payment of dividends, possible acquisitions of businesses complementary to the business of the Company, and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to obtain additional capital from either private or public sources.

The Company currently believes that its current cash balances, cash flow from operations and the existing credit facility will be sufficient to meet its operational requirements for the next 12 months, excluding cash required for acquisitions, if any. The Company has an unsecured credit facility for $100.0 million with Bank of America, N.A. and Wachovia, N.A. (the “Lenders”) of which $40.5 million was outstanding as of March 31, 2008. See Note 9 to the condensed consolidated financial statements contained in this report for additional information regarding the Company’s credit facility. On February 25, 2008, the Company entered into the Third Amendment to Amended and Restated Credit Agreement (“Third Amendment”). The Third Amendment provides for the grant of security interests and liens in substantially all the property and assets (with agreed upon carveouts and exceptions) of the Company to the Lenders. The Third Amendment also provides for an automatic decrease of the aggregate revolving commitment of the credit facility from $100.0 million to $85.0 million on September 30, 2008. The Third Amendment includes additional covenants and amends certain financial covenants and negative covenants with an effective date of December 31, 2007. These include the maintenance of a minimum consolidated net worth, a maximum consolidated adjusted leverage ratio, a minimum consolidated fixed charge coverage ratio of 1.25:1.0, minimum consolidated adjusted EBITDA requirements and a ceiling on consolidated capital expenditures. The revised covenants set forth in the Third Amendment also restrict the Company’s ability to repurchase shares of its capital stock in certain circumstances and make acquisitions and require the Company to provide certain period reports relating to budget and profits and losses, intellectual property and insurance policies. Each of these covenants is based on defined terms and contains exceptions in the credit agreement, as amended. The Company was in compliance with all of the revised covenants under the credit agreement at March 31, 2008. The ability to draw funds under the credit agreement is dependent upon meeting the aforementioned financial covenants. Additionally, the level of compliance with the financial covenants determines the maximum amount available to be drawn. At March 31, 2008, the maximum facility available to the Company was approximately $89.0 million.

The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees and the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee, which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; (iv) workers’ compensation insurance charges (if applicable); and (v) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on coverage levels elected by the client and the client employees. Included in the Company’s billings during the first three months of 2008 were salaries, wages and payroll taxes of client employees of approximately $1.4 billion. The billings to clients are managed from a cash flow perspective so that a matching generally exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of each of the Company’s PSA’s, the Company is obligated to make certain wage, tax and regulatory payments even if the related payments are not made by its clients.  Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client and generally, the Company has the right to immediately terminate the client relationship for non-payment. To the extent this objective is not achieved, short-term cash requirements as well as bad debt expense can be significant and the results of operations and cash flow may potentially be impacted.  In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

Restricted Cash

The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverage. The Company uses its marketable securities to collateralize these obligations, as more fully described below. Marketable securities used to collateralize these obligations are designated as restricted in the Company’s condensed consolidated financial statements.

At March 31, 2008, the Company had $25.2 million in total cash and cash equivalents and restricted marketable securities, of which $15.1 million was unrestricted. At March 31, 2008, the Company had pledged $8.7 million of restricted marketable securities in collateral trust arrangements issued in connection with the Company’s workers’ compensation and certain general insurance coverage and had $1.4 million held in escrow in connection with various purchase price contingencies related to the HRA acquisition as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Short-term marketable securities - restricted:
General insurance collateral obligations – AIG	$4,751	$4,702
HRA escrow	1,400	1,400
Total short-term marketable securities – restricted	6,151	6,102

Long-term marketable securities restricted:
Workers’ compensation collateral – AIG	3,975	3,934
Total long-term marketable securities – restricted	3,975	3,934
Total restricted assets	$10,126	$10,036

The Company does not anticipate that any purchase price contingency amounts will be paid out to the former owners of HRA and the $1.4 million held in escrow will be ultimately returned to the Company.

The Company’s obligation to Blue Cross Blue Shield of Florida, Inc. and its subsidiary Health Options, Inc. (together “BCBSF/HOI”) under its current contract may require an irrevocable letter of credit (“LOC”) in favor of BCBSF/HOI if a coverage ratio, as set forth in the BCBSF/HOI agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirements, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $9.7 million during the last twelve months). On February 25, 2008, the Company and BCBSF/HOI entered into the Second Amendment to Agreement to Provide Comprehensive Health Care Benefits (the “Second Amendment”) amending the Agreement to Provide Comprehensive Health Care Benefits, dated as of October 1, 2005, between the parties, restating the definition of coverage ratio to exclude certain non-cash asset and goodwill impairment charges commencing with the fiscal quarter ending December 31, 2007.  As of March 31, 2008, the minimum coverage ratio was met and no LOC was required. If current trends continue, the Company will not be able to maintain the minimum coverage ratio through the end of the current contract with BCBSF/HOI and will need to either seek modifications or provide an LOC as discussed above. If such modifications are not obtained or an LOC is required, this may have a material impact on the Company’s cash flow and ability to conduct its operations.

The Company does not anticipate any additional collateral obligations to be required in 2008 for its workers’ compensation arrangements.

As of March 31, 2008, the Company has recorded a $128.6 million receivable from AIG representing workers’ compensation premium payments made to AIG related to program years 2000 through the first quarter of 2008 in excess of the present value of the estimated claims liability.  This receivable represents a significant concentration of credit risk for the Company.

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

Cash Flows from Operating Activities

At March 31, 2008, the Company had a net working capital deficit of $6.5 million, including restricted funds classified as short-term of $6.2 million, compared to a net working capital deficit of $26.2 million as of December 31, 2007, including $6.1 million of restricted funds classified as short-term. The decrease in working capital deficit during the first quarter of 2008 was primarily due to timing differences and the increase in the use of cash from the revolving credit facility.

Net cash used in operating activities was $15.5 million for the three months ended March 31, 2008 as compared to net cash used in operating activities of $11.4 million for the three months ended March 31, 2007, representing an increase in net cash used in operating activities of $4.1 million. Cash flows from operating activities are significantly impacted by the timing of client payrolls, the day of the week on which a fiscal period ends and the existence of holidays at or immediately following a period end. The overall increase in cash used in operating activities was primarily due to net timing differences as well as the overall reduction in net income.

If current workers’ compensation trends continue, the Company expects to receive approximately $18.4 million from AIG during the third quarter of 2008 as a net return of premiums in connection with the true-ups related to the 2000-2007 program years.  Additional releases of premiums by AIG are also anticipated in future years if such trends continue.  The Company believes that it has provided AIG a sufficient amount of cash to cover its short-term and long-term workers compensation obligations related to open policy years.

Cash Flow from Investing Activities

Cash used in investing activities for the three months ended March 31, 2008 of $0.3 million, includes approximately $0.2 million for capital expenditures primarily for technology-related items and $0.1 million for purchases of marketable securities. This compares to cash used in investing activities for the three months ended March 31, 2007 of $13.1 million, which includes approximately $10.9 million related to the February 16, 2007 acquisition of HRA ($9.5 million of cash and related acquisition costs and $1.4 million included in marketable securities purchases for purchase price contingencies held in an escrow account). In addition the Company spent approximately $2.1 million for capital expenditures primarily for technology-related items including approximately $1.7 million of capital expenditures made by the Company in 2006 and paid for in 2007.  The Company expects to spend approximately $6.0 million on capital expenditures in 2008 primarily for the purchase of technology-related items. Capital expenditures are expected to be funded through operations, leasing arrangements or from the Company’s revolving credit facility.

Cash Flow from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2008 of $20.9 million was primarily a result of $23.1 million of net borrowings under the revolving credit facility and $0.1 million received upon the purchase of 16,208 shares of common stock under the Company’s employee stock purchase plan. These amounts were offset by $2.1 million of cash dividends paid; $0.1 million related to excess tax expense paid by the Company for its share-based arrangements and $0.1 million of capital lease payments.

This compares to cash used in financing activities for the three months ended March 31, 2007 of $5.7 million, primarily a result of the use of $6.7 million to repurchase 306,921 shares of the Company’s common stock under its stock repurchase programs (see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a discussion of the current stock repurchase program) and $2.2 million of cash dividends paid. These amounts were partially offset by $2.2 million of net borrowings under the revolving credit facility; $0.7 million received upon the exercise of 57,242 stock options and the purchase of 11,293 shares of common stock under the Company’s employee stock purchase plan; and $0.2 million related to excess tax benefits received by the Company for its share-based arrangements.

Commitments and Contractual Obligations

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to the Company’s contractual obligations from those disclosed in the Form 10-K under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” other than discussed below.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  Accounting estimates related to workers’ compensation receivables/reserves, intangible assets, medical benefit plan liabilities, state unemployment taxes, allowance for doubtful accounts, share-based payments and deferred income taxes are those that the Company considers critical in preparing its financial statements because they are particularly dependent on estimates and assumptions made by management that are uncertain at the time the accounting estimates are made. While management has used its best estimates based upon facts and circumstances available at the time, different estimates reasonably could have been used in the current period, which may have a material impact on the presentation of the Company’s financial condition and results of operations.  Management periodically reviews the estimates and assumptions and reflects the effects of revisions in the period they are determined to be necessary. The discussion under “Item 7 - Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the Form 10-K describes the significant accounting estimates used in the preparation of the Company’s financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this report, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not purely historical may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be those that the Company has anticipated.  Forward-looking statements involve a number of known and unknown risks, uncertainties (some of which are beyond the Company’s control) and other factors and assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements, including those described in “Item 1A. Risk Factors” of the Company’s Form 10-K and the risks that are described in other reports that the Company files with the Securities and Exchange Commission.

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

ITEM 4.                  Controls and Procedures

As of the end of the period covered by this report, the Company’s management, including the Interim Chief Executive Officer/Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives. Based upon that evaluation and subject to the foregoing, the Company’s management, including the Company’s Interim

Chief Executive Officer/Chief Financial Officer, concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures were effective to accomplish their objectives.

Additionally, no changes in the Company’s internal controls over financial reporting were made during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1.                 Legal Proceedings

See Note 10 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q for information concerning the Company’s legal proceedings.

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

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases during the three months ended March 31, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ 000’s) (1), (2), (3)
1/01/2008 – 1/31/2008	—	—	—	$51,396
2/01/2008 – 2/29/2008	—	—	—	$51,396
3/01/2008 – 3/31/2008	—	—	—	$51,396
Total	—	—	—

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

10.1

Third Amendment to the Amended and Restated Credit Agreement with Bank of America, N.A. dated February 25, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2008 and incorporated herein by reference).

10.2

Second Amendment to Agreement to Provide Comprehensive Health Care Benefits dated February 25, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 26, 2008 and incorporated herein by reference).

10.3

First Amendment to the Group Benefits Agreement dated as of May 1, 2008 entered into among United Healthcare Services, Inc. and United HealthCare Insurance Company and Gevity HR, Inc. (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)*

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

GEVITY HR, INC.

Dated: May 9, 2008	/s/ GARRY J. WELSH
Garry J. Welsh
Chief Financial Officer
(Principal Financial and Accounting Officer)