Form 10-Q
period 2008-06-30
GEVITY HR INC
filed 2008-08-11
CIK 1035185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of July 31, 2008
Par value $0.01 per share	23,689,012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$128,656	$149,478	$270,354	$310,062

Cost of services (exclusive of depreciation and amortization shown below)	90,736	102,823	198,194	218,505

Gross profit	37,920	46,655	72,160	91,557

Operating expenses:

Salaries, wages and commissions	18,761	19,604	37,537	41,725

Other general and administrative	12,281	14,463	23,830	28,928

Depreciation and amortization	3,942	3,930	7,878	7,533

Total operating expenses	34,984	37,997	69,245	78,186

Operating income	2,936	8,658	2,915	13,371

Interest income	84	190	255	332

Interest expense	(737)	(697)	(1,307)	(996)

Other expense, net	(11)	(9)	(35)	(23)

Income from continuing operations before income taxes	2,272	8,142	1,828	12,684

Income tax provision	317	2,640	144	4,436

Income from continuing operations	1,955	5,502	1,684	8,248

Loss from discontinued operations, net of tax	(1,767)	(812)	(3,111)	(1,044)

Net income (loss)	$188	$4,690	$(1,427)	$7,204

Net income (loss) per common share
- Basic:
Income from continuing operations	$0.08	$0.23	$0.07	$0.34
Loss from discontinued operations	(0.07)	(0.03)	(0.13)	(0.04)
Net income (loss)	$0.01	$0.20	$(0.06)	$0.30

- Diluted:
Income from continuing operations	$0.08	$0.22	$0.07	$0.33
Loss from discontinued operations	(0.07)	(0.03)	(0.13)	(0.04)
Net income (loss)	$0.01	$0.19	$(0.06)	$0.29

Weighted average common shares outstanding:
- Basic	23,217,812	23,930,779	23,212,205	24,178,740
- Diluted	23,609,246	24,523,901	23,607,067	24,779,752

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:

Cash and cash equivalents	$16,716	$9,950

Marketable securities – restricted	6,183	6,102

Accounts receivable, net	122,698	130,209

Short-term workers’ compensation receivable, net	17,346	16,950

Other current assets	15,197	14,515

Total current assets	178,140	177,726

Property and equipment, net	20,108	22,176

Long-term marketable securities – restricted	4,002	3,934

Long-term workers’ compensation receivable, net	125,162	105,321

Intangible assets, net	6,399	11,386

Goodwill	8,692	9,224

Deferred tax asset, net	10,183	10,797

Other assets	926	1,347

Total assets	$353,612	$341,911

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

UNAUDITED

(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accrued payroll and payroll taxes	$131,865	$151,105

Accrued insurance premiums and health reserves	12,258	13,557

Customer deposits and prepayments	8,752	13,581

Accounts payable and other accrued liabilities	9,487	11,881

Deferred tax liability, net	9,504	11,674

Dividends payable	1,180	2,096
Total current liabilities	173,046	203,894

Revolving credit facility	62,967	17,367

Other long-term liabilities	5,144	5,088
Total liabilities	241,157	226,349

Commitments and contingencies (see notes)

Shareholders’ equity:

Common stock, $.01 par value, 100,000,000 shares authorized, 23,683,911 and 23,379,761 issued as of June 30, 2008 and December 31, 2007, respectively	237	234

Additional paid-in capital	31,969	31,475

Retained earnings	81,128	84,899

Treasury stock (77,094 and 85,660 shares at cost, respectively)	(879)	(1,046)
Total shareholders’ equity	112,455	115,562

Total liabilities and shareholders’ equity	$353,612	$341,911

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,427)	$7,204
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	8,111	7,936
Impairment loss	532	—
Deferred tax benefit, net	(803)	(5,712)
Stock compensation	792	1,434
Excess tax expense (benefit) from share-based arrangements	211	(290)
Provision for bad debts	536	593
Other	59	140
Changes in operating working capital:
Accounts receivable, net	6,975	5,862
Other current assets	(893)	4,756
Workers’ compensation receivable, net	(20,237)	(17,342)
Other assets	421	(112)
Accrued insurance premiums and health reserves	(1,299)	(2,658)
Accrued payroll and payroll taxes	(19,260)	(28,855)
Accounts payable and other accrued liabilities	(2,757)	(2,499)
Customer deposits and prepayments	(4,829)	5,561
Other long-term liabilities	(498)	137
Net cash used in operating activities	(34,366)	(23,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(149)	(1,603)
Capital expenditures	(762)	(3,875)
Business acquisition	—	(9,495)
Net cash used in investing activities	(911)	(14,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	45,600	39,967
Capital lease payments	(192)	—
Proceeds from issuance of common stock for employee stock plans	106	751
Excess tax (expense) benefit from share-based arrangements	(211)	290
Dividends paid	(3,260)	(4,420)
Purchase of treasury stock	—	(22,818)
Net cash provided by financing activities	42,043	13,770
Net increase (decrease) in cash and cash equivalents	6,766	(25,048)
Cash and cash equivalents - beginning of period	9,950	36,291
Cash and cash equivalents - end of period	$16,716	$11,243

Supplemental disclosure of cash flow information:
Income taxes paid	$4,912	$4,396
Interest paid	$1,259	$968

Supplemental disclosure of non-cash transactions:

Capital expenditures and cash flows from financing activities for the six months ended June 30, 2008 exclude approximately $61 of capital items purchased by the Company through capital leases.

Capital expenditures for the six months ended June 30, 2008 exclude approximately $404 of capital items purchased by the Company in the second quarter of 2008 and not paid for until the third quarter of 2008.

Capital expenditures for the six months ended June 30, 2007 exclude approximately $530 of capital items purchased by the Company in the second quarter of 2007 and not paid for until the third quarter of 2007.

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share and per share data)

1.                                     GENERAL

The accompanying unaudited condensed consolidated financial statements of Gevity HR, Inc. and subsidiaries (collectively, the “Company” or “Gevity”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”). These financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

The Company’s significant accounting policies are disclosed in Note 1 of the Company’s consolidated financial statements contained in the Form 10-K.  The Company’s critical accounting estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K.  On an ongoing basis, the Company evaluates its policies, estimates and assumptions, including those related to revenue recognition, workers’ compensation receivable/reserves, intangible assets, medical benefit plan liabilities, state unemployment taxes, allowance for doubtful accounts, deferred taxes and share-based payments.  During the first half of 2008, there have been no material changes to the Company’s significant accounting policies and critical accounting estimates except as described below.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements (“EITF No. 08-3”). EITF No. 08-3 provides that all nonrefundable maintenance deposits paid by a lessee, under an arrangement accounted for as a lease, should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional rent expense at that time. EITF No. 08-3 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting EITF No. 08-3 on the Company’s financial position, results of operations and cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other US GAAP. FSP SFAS No. 142-3 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting FSP SFAS No. 142-3 on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009. This standard will have no impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 gives entities the irrevocable option to carry many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Company on January 1, 2008. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for the measurement of assets and liabilities that use fair value and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157.  In addition, the FASB issued FSP 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flow. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its financial position, results of operations and cash flows.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that its financial assets are currently level 1 in the fair value hierarchy.  Financial assets at June 30, 2008 consist solely of investments held in money market accounts.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141-R”), which will become effective for business combination transactions having an acquisition date on or after January 1, 2009.  This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. SFAS No. 141-R requires acquisition related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at the acquisition date, to be recorded against income rather than included in the purchase price determination.  It also requires recognition of contingent arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in income. The Company does not anticipate that the adoption of SFAS No. 141-R will have a material impact on its financial position and results of operations.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”). EITF No. 06-11 applies to share-based payment arrangements with dividend protection features that entitle an employee to receive dividends or dividend equivalents on nonvested equity-based shares or units, when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction for the employer under SFAS No. 123 (revised 2004), Share-Based Payment. Under EITF No. 06-11, a realized income tax benefit from dividends or dividend equivalents charged to retained earnings and paid to an employee for nonvested equity-based shares or units should be recognized as an increase in additional paid-in capital. EITF No. 06-11 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted. The Company adopted EITF No. 06-11 on January 1, 2008, which did not have a material effect on the Company’s results of operations or financial position.

2.                                     DISCONTINUED OPERATIONS

After completion of a comprehensive strategic review, the Company decided to focus on the growth of its core co-employment offering, Gevity EdgeTM. As such, on February 25, 2008, the board of directors of the Company approved a plan to discontinue the Company’s non co-employment offering, Gevity Edge SelectTM. Clients that existed at February 25, 2008, were notified of this decision and given until June 30, 2008 to transition to other service providers.  The Company completed its transition of all remaining Gevity Edge Select clients during the second quarter of 2008, processing the final payrolls dated June 30, 2008.  The Company has determined that the exit from the Gevity Edge Select business meets the criteria of discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Accordingly, the results of operations and related exit costs associated with Gevity Edge Select have been reported as discontinued operations for all periods presented.

Summarized operating results for the discontinued operations of Gevity Edge Select for the three and six month periods ended June 30, 2008 and June 30, 2007 are as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Revenues	$551	$930
Exit costs	1,554	—
All other expenses, net	1,846	2,225
Loss from discontinued operations before taxes	(2,849)	(1,295)
Income tax benefit	1,082	483
Loss from discontinued operations	$(1,767)	$(812)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenues	$1,495	$1,461
Exit costs	2,914	—
All other expenses, net	3,596	3,118
Loss from discontinued operations before taxes	(5,015)	(1,657)
Income tax benefit	1,904	613
Loss from discontinued operations	$(3,111)	$(1,044)

Pre-tax costs associated with the exit from the Gevity Edge Select business approximate $2,914 for the six months ended June 30, 2008.  Management does not expect to incur any further significant costs in connection with the exit from this business. Costs associated with the exit from the Gevity Edge Select business are included in the loss from discontinued operations and are presented in the following table:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Contract termination costs	$1,183	$1,335
Severance and other termination benefits	371	1,047
Goodwill impairment loss	—	532
Total Gevity Edge Select exit costs	$1,554	$2,914

Activity in the liability accounts associated with the exit costs related to the discontinuation of the Gevity Edge Select business for the six months ended June 30, 2008 is presented in the following table and is included within accounts payable and other accrued liabilities in the condensed consolidated balance sheet:

	Severance and Termination Benefits	Contract Termination Costs	Total
Balance at December 31, 2007	$—	$—	$—
Expense accruals	1,047	1,335	2,382
Cash payments	(254)	(485)	(739)
Balance at June 30, 2008	$793	$850	$1,643

3.                                     MARKETABLE SECURITIES - RESTRICTED

At June 30, 2008 and December 31, 2007, the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale.

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

For the three and six months ended June 30, 2008 and 2007, there were no realized gains or losses from the sale of marketable securities.  As of June 30, 2008 and December 31, 2007, there were no unrealized gains or losses on marketable securities.

The Company is currently negotiating with the former HRA owners for the release of $1,400 held in escrow related to purchase price contingencies for the acquisition of HRA as well as for the indemnification for certain representations made by the former owners of HRA in connection with the acquisition of HRA.  The Company does not believe that the conditions for the payment of the purchase price contingency have been met and therefore a reserve against the $1,400 is not necessary as of June 30, 2008.  Additionally, the Company has not recorded any recovery for indemnification claims as of June 30, 2008. Receipt of indemnification amounts, if any, will be recorded when received.

4.                                     ACCOUNTS RECEIVABLE

At June 30, 2008 and December 31, 2007, accounts receivable from clients consisted of the following:

	June 30, 2008	December 31, 2007
Billed to clients	$5,977	$9,124
Unbilled revenues	117,521	121,917
	123,498	131,041
Less: Allowance for doubtful accounts	(800)	(832)
Total	$122,698	$130,209

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

The Company reviews its estimated cost of claims in the deductible layer on a quarterly basis.  The determination of the estimated cost of claims is based upon a number of factors, including but not limited to: actuarial calculations, current and historical loss trends, the number of open claims, developments relating to the actual claims incurred and the impact of acquisitions, if any.  The Company uses a certain amount of judgment in this estimation process. During the three months ended June 30, 2008 and 2007, the Company revised its ultimate loss estimates for prior open policy years, which resulted in a net reduction of workers’ compensation expense of approximately $7,333 and $6,794, respectively. During the six months ended June 30, 2008 and 2007, the Company revised its ultimate loss estimates for prior open policy years, which resulted in a net reduction of workers’ compensation expense of approximately $10,043 and $8,043, respectively. These revisions were based upon continued favorable claims development that occurred during the periods.

The balance in the loss fund collateral account (including accrued interest) in excess of the net present value of the Company’s liability to AIG with respect to claims payable within the deductible layer is recorded as a workers’ compensation receivable. Returns to the Company of amounts held in the loss fund collateral account are recorded as reductions to the workers’ compensation receivable, net. During the first two quarters of 2008 and 2007, AIG released approximately $2,000 and $5,000, respectively, of cash, from the 2003 loss fund collateral account in advance of the annual loss provision adjustment.  The Company expects to receive approximately $17,000, net, from AIG during the third quarter of 2008 related to the annual true-up of the loss fund collateral accounts and premium expense audit.

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

At June 30, 2008 and December 31, 2007, the weighted average discount rate used to calculate the net present value of the claim liability was 3.92% and 4.15%, respectively. Premium payments made to AIG relating to program years 2000 through 2008 are in excess of the net present value of the estimated claim liabilities. This has resulted in a workers’ compensation receivable, net, at June 30, 2008 and December 31, 2007 of $142,508 and $122,271, respectively, of which $17,346 and $16,950 was classified as short-term at June 30, 2008 and December 31, 2007, respectively. This receivable represents a significant concentration of credit risk for the Company.

6.                                     INTANGIBLE ASSETS

At June 30, 2008 and December 31, 2007, intangible assets consisted of the following:

	June 30, 2008	December 31, 2007
Purchased client service agreements	$48,097	$48,097
Accumulated amortization	(41,698)	(36,711)
Intangible assets, net	$6,399	$11,386

Amortization expense for the three months ended June 30, 2008 and 2007 was $2,508 and $2,525, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 was $4,987 and $4,992, respectively. Estimated amortization expense for the remainder of 2008 and for 2009 is $4,574 and $1,825, respectively.

7.                                     HEALTH BENEFITS

Blue Cross Blue Shield of Florida, Inc. and its subsidiary Health Options, Inc. (together “BCBSF/HOI”) is the Company’s primary healthcare partner in Florida, delivering medical care benefits to approximately 19,000 Florida-based client employees. The Company’s policy with BCBSF/HOI is a minimum premium policy expiring September 30, 2008. Pursuant to this policy, the Company is obligated to reimburse BCBSF/HOI for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified by year and aggregate loss coverage is provided to the Company at the level of 110% of projected claims. The Company’s obligation to BCBSF/HOI under its current contract may require an irrevocable letter of credit (“LOC”) in favor of BCBSF/HOI if the coverage ratio, as set forth in the BCBSF/HOI agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirement, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $9,600 for the last twelve months). On February 25, 2008, the Company and BCBSF/HOI entered into the Second Amendment to Agreement to Provide Comprehensive Health Care Benefits (the “Second Amendment”) amending the Agreement to Provide Comprehensive Health Care Benefits, dated as of October 1, 2005, between the parties, restating the definition of “Coverage Ratio” to exclude certain non-cash asset and goodwill impairment charges commencing with the fiscal quarter ending December 31, 2007.  As of June 30, 2008, the minimum coverage ratio was met and no LOC was required. As the Company negotiates its renewal with BCBSF/HOI, it is possible that BCBSF/HOI will require collateral, the terms of which cannot yet be determined.

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

In 2006, the Company announced the addition of UnitedHealthcare as an additional health plan option. As of June 30, 2008, UnitedHealthcare provides medical care benefits to approximately 4,000 client employees. The UnitedHealthcare plan is a fixed cost contract. Effective May 1, 2008, UnitedHealthcare and the Company amended their agreement to extend coverage availability through September 30, 2009 for those clients covered by UnitedHealthcare as of May 1, 2008.

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

Included in accrued insurance premiums and health reserves at June 30, 2008 and December 31, 2007 are $8,713 and $10,356, respectively, of short-term liabilities related to the Company’s health benefit plans. Of these amounts $8,684 and $10,100, respectively, represent an accrual for the estimate of claims incurred but not reported at June 30, 2008 and December 31, 2007.

Health benefit reserves are determined quarterly by the Company and include an estimate of claims incurred but not reported and claims reported but not yet paid. The calculation of these reserves is based upon a number of factors, including but not limited to actuarial calculations, current and historical claims payment patterns, plan enrollment and medical trend rates.

During the three months ended June 30, 2008, the Company reduced its reserve for incurred but not reported claims by approximately $731, which decreased its cost of services and resulted in a health plan surplus for the period. This reduction was based upon favorable claims development.  There were no changes to the health plan reserves that impacted cost of services during the three months ended June 30, 2007.

During the six months ended June 30, 2008 and 2007, the Company reduced its reserve for incurred but not reported claims by approximately $1,731 and $2,601, respectively, which decreased its cost of services and resulted in a health plan surplus for each period. These reductions were based upon favorable claims development.

8.                                     REVOLVING CREDIT FACILITY

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

Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit facility has a five-year term that expires August 30, 2011. Loan advances bear an interest rate equal to an Applicable Rate (which ranges from 1.50% to 2.25% for Eurodollar Rate Loans, and from 0.25% to 1.00% for Prime Rate Loans, depending upon the Company’s consolidated leverage ratio) plus one of the following indexes:

(i) Eurodollar Rate; or (ii) Prime Rate (each as defined in the credit agreement). Up to $20,000 of the loan commitment can be drawn through letters of credit. With respect to outstanding letters of credit, a fee determined by reference to the Applicable Rate plus a fronting fee ranging from 1.50% to 2.25% per annum will be charged on the aggregate stated amount of each outstanding letter of credit. A fee ranging from 0.30% to 0.45% (based upon the Company’s consolidated leverage ratio) is charged on any unused portion of the loan commitment. At June 30, 2008 the Company had outstanding advances of $62,967 at a weighted average interest rate of 4.24%. At December 31, 2007, the Company had outstanding advances of $17,367 at an interest rate of 6.11%.

The Company was in compliance with all of the revised covenants under the credit agreement at June 30, 2008. The ability to draw funds under the credit agreement is dependent upon meeting the aforementioned financial covenants.  Additionally, the level of compliance with the financial covenants determines the maximum amount available to be drawn. At June 30, 2008, the maximum facility available to the Company was approximately $81,000.

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

The Company recorded $701 and $684 of interest expense for the three months ended June 30, 2008 and 2007, respectively, related to the amortization of loan costs, unused loan commitment fees and interest on advances. Interest expense for the six months ended June 30, 2008 and 2007 was approximately $1,245 and $963, respectively.

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

The Company and the State of California entered into negotiations in May 2008 in an attempt to resolve the dispute.  As a result, Gevity proposed a settlement offer in June, 2008 that included a cash payment offer of $1,200, conceding to the

State’s higher overall unemployment tax rate for tax years 2007 – 2008, along with revisions to its unemployment tax reporting methods for post 2008 tax years in consideration for the State’s withdrawal of the existing Assessment for 2004 -2006 (the “Settlement Offer”).  The Settlement Offer is currently under review by the State.  The Company’s financial statements for the quarter ended June 30, 2008 reflect a charge of $1,050 within cost of services, reflecting estimated amounts due in connection with additional unemployment tax costs for the term January 1, 2007 – June 30, 2008 should the State of California accept the Settlement Offer.  In the event that the Company is not able to reach a settlement with the State of California, the Company believes it has valid defenses regarding the assessments and will vigorously challenge the assessments.

10.                              EQUITY

Share Repurchase Program

Under the current share repurchase program (announced by the Company in August 2006 and increased in April 2007), a total of $111,527 of the Company’s common stock is authorized to be repurchased. Share repurchases under the program may be made through open market purchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate, based on a variety of factors including price, regulatory requirements, overall market conditions and other corporate opportunities. As of December 31, 2007, total shares repurchased under this program were 2,886,884 at a total cost of $60,131.  No shares were repurchased under this program during the six month period ended June 30, 2008. The Company has suspended its share repurchase program for the time being in order to invest available cash in its business.

11.                              INCOME TAXES

The Company records income tax expense (benefit) using the asset and liability method of accounting for deferred income taxes.  Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for both federal and state income taxes. For the three months ended June 30, 2008 and 2007, the Company’s effective rate for income from continuing operations was 14.0% and 32.4%, respectively. The Company’s effective tax rate for the six months ended June 30, 2008 and 2007 was 7.9% and 35.0%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits.

12.                              EARNINGS (LOSS) PER SHARE (“EPS”)

The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 is as follows:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended June 30, 2008:

Basic EPS:
Income from continuing operations	$1,955		$0.08
Loss from discontinued operations	(1,767)		(0.07)
Net income	$188	23,217,812	$0.01

Effect of dilutive securities:
Options to purchase common stock		388,346
Non-vested stock		3,088

Diluted EPS:
Income from continuing operations	$1,955		$0.08
Loss from discontinued operations	(1,767)		(0.07)
Net income	$188	23,609,246	$0.01

For the three months ended June 30, 2008, 816,792 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended June 30, 2007:

Basic EPS:
Income from continuing operations	$5,502		$0.23
Loss from discontinued operations	(812)		(0.03)
Net income	$4,690	23,930,779	$0.20

Effect of dilutive securities:
Options to purchase common stock		580,467
Non-vested stock		12,655

Diluted EPS:
Income from continuing operations	$5,502		$0.22
Loss from discontinued operations	(812)		(0.03)
Net income	$4,690	24,523,901	$0.19

For the three months ended June 30, 2007, 1,009,410 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
For the Six Months Ended June 30, 2008:

Basic EPS:
Income from continuing operations	$1,684		$0.07
Loss from discontinued operations	(3,111)		(0.13)
Net loss	$(1,427)	23,212,205	$(0.06)

Effect of dilutive securities:
Options to purchase common stock		389,681
Non-vested stock		5,181

Diluted EPS:
Income from continuing operations	$1,684		$0.07
Loss from discontinued operations	(3,111)		(0.13)
Net loss	$(1,427)	23,607,067	$(0.06)

For the six months ended June 30, 2008, 807,534 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average price of the common stock.

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
For the Six Months Ended June 30, 2007:

Basic EPS:
Income from continuing operations	$8,248		$0.34
Loss from discontinued operations	(1,044)		(0.04)
Net income	$7,204	24,178,740	$0.30

Effect of dilutive securities:
Options to purchase common stock		585,892
Non-vested stock		15,120

Diluted EPS:
Income from continuing operations	$8,248		$0.33
Loss from discontinued operations	(1,044)		(0.04)
Net income	$7,204	24,779,752	$0.29

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

Previously, Gevity also provided service to its clients through a non co-employment relationship. The non co-employment relationship between Gevity and its clients was also governed by a PSA. Under the non co-employment PSA, the employment related liabilities remained with the client and the client was responsible for its own workers’ compensation insurance and health and welfare plans. The Company assumed responsibility for payroll administration (including payroll processing, payroll tax filing and W-2 preparation) and provided access to all of its HR services. This non co-employment offering was known as Gevity Edge Select™.  After completion of a comprehensive strategic review, the Company decided to focus on the growth of its core co-employment offering, Gevity Edge. As such, on February 25, 2008, the board of directors of the Company approved a plan to discontinue the Company’s non co-employment offering, Gevity Edge Select. Clients that existed at February 25, 2008, were notified of this decision and given until June 30, 2008 to transition to other service providers.  The Company completed its transition of all remaining Gevity Edge Select clients during the second quarter of 2008, processing of the final payrolls dated June 30, 2008.  The Company has determined that the exit from the Gevity Edge Select business meets the criteria of discontinued operations in accordance with Statement of Financial Accounting Standards  No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Accordingly, the results of operations and related exit costs associated with Gevity Edge Select have been reported as discontinued operations for all periods presented   The impact of this decision on the results of operations of the Company is included in the “Results of Operations” discussion that follows under “Discontinued Operations”.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue

The following table presents certain information related to the Company’s revenues from continuing operations for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30, 2008	June 30, 2007	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$28,802	$36,262	(20.6)%
Employee health and welfare benefits	80,975	87,338	(7.3)%
Workers’ compensation	15,243	21,310	(28.5)%
State unemployment taxes and other	3,636	4,568	(20.4)%
Total revenues	$128,656	$149,478	(13.9)%

Statistical data:
Gross salaries and wages (in thousands)	$1,073,796	$1,222,095	(12.1)%
Client employees at period end	107,676	123,631	(12.9)%
Clients at period end (1)	6,108	7,255	(15.8)%
Average number of client employees/clients at period end	18	17	5.9%
Average number of client employees paid (2)	98,331	115,705	(15.0)%
Annualized average wage per average client employees paid (3)	$43,681	$42,249	3.4%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (4)	$1.60	$1.96	(18.4)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (4), (5)	$1.77	$2.17	(18.4)%
Annualized professional service fees per average number of client employees paid (3)	$1,172	$1,254	(6.5)%
Client employee health benefits participation	37%	37%	n/a

(1)                     Clients measured by individual client Federal Employer Identification Number (“FEIN”).

(2)                     The average number of client employees paid is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(3)                     Annualized statistical information is based upon actual quarter-to-date amounts, which have been annualized (divided by three and multiplied by twelve), and then divided by the average number of client employees paid.

(4)                     Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(5)                     Manual premium rate data is derived from tables of member insurance companies of American International Group, Inc. (“AIG”) in effect for 2008 and 2007, respectively.

For the three months ended June 30, 2008, total revenues were $128.7 million compared to $149.5 million for the three months ended June 30, 2007, representing a decrease of $20.8 million or 13.9%. This decrease was a result of the reduction in all revenue components as described below.

As of June 30, 2008, the Company served 6,108 clients, as measured by each client’s FEIN, with 107,676 active client employees. This compares to 7,255 clients, as measured by each client’s FEIN, with 123,631 active client employees at June 30, 2007.  The average number of client employees paid was 98,331 for the second quarter of 2008 compared to 115,705 for the second quarter of 2007.  The declines in client and client employee metrics is attributable to the impact of higher than expected client and client employee attrition levels during 2007 and the first quarter of 2008 primarily as a result of the economy, and lower than expected production levels during 2007 and 2008.  In addition, during the first two quarters of 2008, the Company terminated approximately 230 unprofitable clients (impacting approximately 4,300 client employees) in an effort to improve overall earnings in the long-term.

Revenues from professional service fees decreased to $28.8 million for the three months ended June 30, 2008, from $36.3 million for the three months ended June 30, 2007, representing a decrease of $7.5 million or 20.6%. The decrease was primarily due to the overall decrease in the average number of client employees paid as discussed above. Annualized professional service fees per average number of client employees paid decreased by 6.5%, from $1,254 for the three months ended June 30, 2007 to $1,172 for the three months ended June 30, 2008. This decrease was primarily attributable to the impact of the 2008 terminations of unprofitable clients which, despite having a negative impact on gross profit, generally had higher professional service fee levels, and general market dynamics.

Revenues for providing health and welfare benefits for the three months ended June 30, 2008 were $81.0 million as compared to $87.3 million for the three months ended June 30, 2007, representing a decrease of $6.4 million or 7.3%. Health and welfare benefit plan revenues decreased due to the decrease in the average number of participants in the Company’s health and welfare benefit plans of approximately 15.1% and was partially offset by the increase in health insurance premiums as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.

Revenues for providing workers’ compensation insurance coverage decreased to $15.2 million for the three months ended June 30, 2008, from $21.3 million for the three months ended June 30, 2007, representing a decrease of $6.1 million or 28.5%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the three months ended June 30, 2008, were 1.60% as compared to 1.96% for the same period in 2007, representing a decrease of 18.4%. Workers’ compensation revenue decreased in the second quarter of 2008 primarily due to the combined effects of a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in January 2008 and a decrease in the number of clients that participate in the Company’s workers’ compensation program. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 18.4% during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates primarily reflects the reduction in the Florida manual premium rates.

Revenues from state unemployment taxes and other revenues decreased to $3.6 million for the three months ended June 30, 2008 from $4.6 million for the three months ended June 30, 2007, representing a decrease of $0.9 million or 20.4%. The decrease was primarily due to the decrease in wages that provide unemployment tax revenue to the Company.

Cost of Services

The following table presents certain information related to the Company’s cost of services from continuing operations for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30, 2008		June 30, 2007		% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$80,244		$87,338		(8.1)%
Workers’ compensation	4,208		8,904		(52.7)%
State unemployment taxes and other	6,284		6,581		(4.5)%
Total cost of services	$90,736		$102,823		(11.8)%

Statistical data:

Gross salaries and wages (in thousands)	$1,073,796		$1,222,095		(12.1)%
Average number of client employees paid (1)	98,331		115,705		(15.0)%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$0.44		$0.82		(46.3)%
Number of workers’ compensation claims (3)	932		1,241		(24.9)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	0.98	x	1.14	x	(14.0)%

(1)	The average number of client employees paid is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)

The number of workers’ compensation claims reflects the number of claims reported by the end of the respective period and does not include claims with respect to a specific policy year that are reported subsequent to the end of such period.

Cost of services, which includes the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $90.7 million for the three months ended June 30, 2008, compared to $102.8 million for the three months ended June 30, 2007, representing a decrease of $12.1 million or 11.8%. This decrease was due to the reduction in all of the cost of services components as described below.

The cost of providing health and welfare benefits to clients’ employees for the three months ended June 30, 2008 was $80.2 million as compared to $87.3 million for the three months ended June 30, 2007, representing a decrease of $7.1 million or 8.1%. This decrease was primarily attributable to the decrease in the number of client employees participating in the health and welfare benefit plans and was partially offset by higher cost of health benefits.  In addition, the second quarter of 2008 was favorably impacted by the recognition of a health benefit surplus of $0.7 million based upon favorable claims experience.  The Company expects that price increases implemented in conjunction with healthcare renewals effective October 1, 2007 and the continuation of current claims experience will continue to favorably impact healthcare costs during 2008.

Workers’ compensation costs were $4.2 million for the three months ended June 30, 2008, as compared to $8.9 million for the three months ended June 30, 2007, representing a decrease of $4.7 million or 52.7%. Workers’ compensation costs decreased in the second quarter of 2008 primarily due to the approximate 15% reduction in the average number of client employees paid and related reduction in wages and claims, and the reduction in the prior years’ workers’ compensation loss estimates of approximately $7.3 million as a result of continued favorable claims development for those prior open policy years. For the three months ended June 30, 2007, the comparable reduction in prior years’ workers’ compensation loss estimates was $6.8 million. The Company expects that if current claims development trends continue, this will have a favorable impact on workers’ compensation costs for the remainder of 2008.

State unemployment taxes and other costs were $6.3 million for the three months ended June 30, 2008, compared to $6.6 million for the three months ended June 30, 2007, representing a decrease of $0.3 million of 4.5%. The decrease in the Company’s co-employed client employees and related taxable wages were substantially offset by an increase in state unemployment tax rates beginning January 1, 2008, that were not passed along to clients.  In addition, during the second quarter of 2008, the Company recorded $1.1 million of state unemployment tax expense related to a proposed settlement offer with the State of California in connection with an outstanding assessment. See Note 9 to the condensed consolidated financial statements contained elsewhere in this 10-Q for additional information related to the California unemployment tax assessment.

Operating Expenses

The following table presents certain information related to the Company’s operating expenses from continuing operations for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30, 2008	June 30, 2007	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$18,761	$19,604	(4.3)%
Other general and administrative	12,281	14,463	(15.1)%
Depreciation and amortization	3,942	3,930	0.3%
Total operating expenses	$34,984	$37,997	(7.9)%

Statistical data:
Internal employees at quarter end	798	940	(15.1)%

Total operating expenses were $35.0 million for the three months ended June 30, 2008 as compared to $38.0 million for the three months ended June 30, 2007, representing a decrease of $3.0 million or 7.9%.

Salaries, wages and commissions were $18.8 million for the three months ended June 30, 2008 as compared to $19.6 million for the three months ended June 30, 2007, representing a decrease of $0.8 million or 4.3%. The decrease is primarily a result of the net effect of the reduction in management and support personnel that occurred throughout 2007 and the first two quarters of 2008 and was partially offset by the annual increase in wages. Included in salaries, wages and commissions for the three months ended June 30, 2008 are severance costs of approximately $0.8 million related to cost alignment initiatives.

Other general and administrative expenses were $12.3 million for the three months ended June 30, 2008 as compared to $14.5 million for the three months ended June 30, 2007, representing a decrease of $2.2 million or 15.1%. The decrease occurred across all major components of general and administrative expenses and is attributable to cost alignment measures taken during 2007 and the first half of 2008. Included in other general and administrative expenses for the three months ended June 30, 2008 are approximately $1.0 million of expenses related to cost alignment initiatives including employee outplacement benefits and costs associated with field office consolidations.

Depreciation and amortization expenses were flat at $3.9 million for the three months ended June 30, 2008 and June 30, 2007.  The Company has not made any significant capital expenditure additions during 2008.

The Company continues to review its overhead cost structure to ensure alignment with its business development.

Income Taxes

For the three months ended June 30, 2008, income tax expense was $0.3 million compared to $2.6 million for the three months ended June 30, 2007.  The decrease in income tax expense is primarily a function of the reduction in income from continuing operations.  The Company’s effective tax rate for the three months ended June 30, 2008 and 2007 was 14.0% and 32.4%, respectively.  The Company’s effective tax rates differed from the statutory federal tax rates because of the impact of state taxes and federal tax credits.

Gross Profit, Operating Income, Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations

As a net result of the factors described above, the following table summarizes the changes in gross profit, operating income, income from continuing operations and diluted earnings per share from continuing operations:

	Three Months Ended
	June 30, 2008	June 30, 2007	% Change
	(in thousands, except per share and statistical data)
Gross profit	$37,920	$46,655	(18.7)%
Operating income	$2,936	$8,658	(66.1)%
Income from continuing operations	$1,955	$5,502	(64.5)%
Diluted earnings per share from continuing operations	$0.08	$0.22	(63.6)%
Statistical data:
Annualized gross profit per average number of client employees paid (1)	$1,543	$1,613	(4.3)%
Annualized operating income per average number of client employees paid (1)	$119	$299	(60.2)%

(1)         Annualized statistical information is based upon actual period-to-date amounts, which have been annualized (divided by three and multiplied by twelve) and then divided by the average number of client employees paid.

Discontinued Operations

The loss from discontinued operations for the three months ended June 30, 2008 was $2.8 million ($1.8 million net of income tax) compared to a loss of $1.3 million ($0.8 million net of income tax) for the three months ended June 30, 2007.  The increase in the loss of $1.5 million was primarily a result of $1.6 million of exit costs incurred during the second quarter of 2008 for contract termination costs and severance benefits related to the exit from the Gevity Edge Select business.  The Company’s operations related to Gevity Edge Select ceased on June 30, 2008.  The Company does not expect to incur any further significant costs related to the exit of this business.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue

The following table presents certain information related to the Company’s revenues from continuing operations for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30, 2008	June 30, 2007	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$58,631	$72,778	(19.4)%
Employee health and welfare benefits	164,789	176,090	(6.4)%
Workers’ compensation	31,089	42,498	(26.8)%
State unemployment taxes and other	15,845	18,696	(15.2)%
Total revenues	$270,354	$310,062	(12.8)%

Statistical data:
Gross salaries and wages (in thousands)	$2,127,244	$2,432,973	(12.6)%
Client employees at period end	107,676	123,631	(12.9)%
Clients at period end (1)	6,108	7,255	(15.8)%
Average number of client employees/clients at period end	18	17	5.9%
Average number of client employees paid (2)	99,208	115,666	(14.2)%
Annualized average wage per average client employees paid (3)	$42,885	$42,069	1.9%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (4)	$1.63	$1.95	(16.4)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (4), (5)	$1.79	$2.17	(17.5)%
Annualized professional service fees per average number of client employees paid (3)	$1,182	$1,258	(6.0)%
Client employee health benefits participation	37%	37%	n/a

(1)                     Clients measured by individual client Federal FEIN.

(2)                     The average number of client employees paid is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(3)                     Annualized statistical information is based upon actual quarter-to-date amounts, which have been annualized (divided by six and multiplied by twelve), and then divided by the average number of client employees paid.

(4)                     Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(5)                     Manual premium rate data is derived from tables of member insurance companies of AIG in effect for 2008 and 2007, respectively.

For the six months ended June 30, 2008, total revenues were $270.4 million compared to $310.1 million for the six months ended June 30, 2007, representing a decrease of $39.7 million or 12.8%. This decrease was a result of the reduction in all revenue components as described below.

As of June 30, 2008, the Company served 6,108 clients, as measured by each client’s FEIN, with 107,676 active client employees. This compares to 7,255 clients, as measured by each client’s FEIN, with 123,631 active client employees at June 30, 2007.  The average number of client employees paid by month was 99,208 for the six months ended June 30, 2008 compared to 115,666 for the six months ended June 30, 2007.  The decline in client and client employee metrics is attributable to the impact of higher than expected client and client employee attrition levels during 2007 and the first quarter of 2008 primarily as a result of the economy, and lower than expected production levels during 2007 and 2008. In addition, during the first six months of 2008, the Company terminated approximately 230 unprofitable clients (impacting approximately 4,300 client employees) in an effort to improve overall earnings in the long-term.

Revenues from professional service fees decreased to $58.6 million for the six months ended June 30, 2008, from $72.8 million for the six months ended June 30, 2007, representing a decrease of $14.1 million or 19.4%. The decrease was primarily due to the overall decrease in the average number of client employees paid as discussed above. Annualized professional service fees per average number of client employees paid decreased by 6.0%, from $1,258 for the six months ended June 30, 2007 to $1,182 for the six months ended June 30, 2008. This decrease was primarily attributable to the impact of the 2008 terminations of unprofitable clients which, despite having a negative impact on gross profit, generally had higher professional service fee levels and general market dynamics.

Revenues for providing health and welfare benefits for the six months ended June 30, 2008 were $164.8 million as compared to $176.1 million for the six months ended June 30, 2007, representing a decrease of $11.3 million or 6.4%. Health and welfare benefit plan revenues decreased due to the decrease in the average number of participants in the Company’s health and welfare benefit plans of approximately 14.7% and was partially offset by the increase in health insurance premiums as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.

Revenues for providing workers’ compensation insurance coverage decreased to $31.1 million for the six months ended June 30, 2008, from $42.5 million for the six months ended June 30, 2007, representing a decrease of $11.4 million or 26.8%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the six months ended June 30, 2008, were 1.63% as compared to 1.95% for the same period in 2007, representing a decrease of 16.4%. Workers’ compensation revenue decreased in the first two quarters of 2008 primarily due to a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in January 2008 and a decrease in the number of clients that participate in the Company’s workers’ compensation program. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 17.5% during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates primarily reflects the reduction in the Florida manual premium rates.

Revenues from state unemployment taxes and other revenues decreased to $15.8 million for the six months ended June 30, 2008 from $18.7 million for the six months ended June 30, 2007, representing a decrease of $2.9 million or 15.2%. The decrease was primarily due to the decrease in wages that provide unemployment tax revenue to the Company.

Cost of Services

The following table presents certain information related to the Company’s cost of services from continuing operations for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30, 2008		June 30, 2007		% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$163,058		$173,489		(6.0)%
Workers’ compensation	14,250		23,920		(40.4)%
State unemployment taxes and other	20,886		21,096		(1.0)%
Total cost of services	$198,194		$218,505		(9.3)%

Statistical data:

Gross salaries and wages (in thousands)	$2,127,244		$2,432,973		(12.6)%
Average number of client employees paid (1)	99,208		115,666		(14.2)%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$0.75		$1.10		(31.8)%
Number of workers’ compensation claims (3)	1,799		2,306		(22.0)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	0.95	x	1.06	x	(10.4)%

(1)	The average number of client employees paid is calculated based upon the sum of the number of paid client employees at the end of each month divided by the number of months in the period.

(2)	Workers’ compensation wages exclude the wages of clients electing out of the Company’s workers’ compensation program.

(3)

The number of workers’ compensation claims reflects the number of claims reported by the end of the respective period and does not include claims with respect to a specific policy year that are reported subsequent to the end of such period.

Cost of services, which includes the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $198.2 million for the six months ended June 30, 2008, compared to $218.5 million for the six months ended June 30, 2007, representing a decrease of $20.3 million or 9.3%. This decrease was due to the reduction in all of the cost of services components as described below.

The cost of providing health and welfare benefits to clients’ employees for the six months ended June 30, 2008 was $163.1 million as compared to $173.5 million for the six months ended June 30, 2007, representing a decrease of $10.4 million or 6.0%. This decrease was primarily attributable to the decrease in the number of client employees participating in the health and welfare benefit plans and was partially offset by higher cost of health benefits.  In addition, the first six months of 2008 and 2007 were favorably impacted by the recognition of a health benefit surplus of $1.7 million and $2.6 million, respectively, based upon favorable claims experience.

Workers’ compensation costs were $14.3 million for the six months ended June 30, 2008, as compared to $23.9 million for the six months ended June 30, 2007, representing a decrease of $9.7 million or 40.4%. Workers’ compensation costs decreased in the first six months of 2008 primarily due to the approximate 14.2% reduction in the average number of client employees paid and related reduction in wages and claims, and the reduction in the prior years’ workers’ compensation loss estimates of approximately $10.0 million as a result of continued favorable claims development for those prior open policy years. For the six months ended June 30, 2007, the comparable reduction in prior years’ workers’ compensation loss estimates was $8.0 million.

State unemployment taxes and other costs were $20.9 million for the six months ended June 30, 2008, compared to $21.1 million for the six months ended June 30, 2007, representing a decrease of $0.2 million or 1.0%. The decrease in the Company’s client employees and related taxable wages were substantially offset by an increase in state unemployment tax rates beginning January 1, 2008, that were not passed along to clients.  In addition, during the second quarter of 2008, the Company recorded $1.1 million of state unemployment tax expense related to a settlement offer with the State of California as previously described.

Operating Expenses

The following table presents certain information related to the Company’s operating expenses from continuing operations for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30, 2008	June 30, 2007	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$37,537	$41,725	(10.0)%
Other general and administrative	23,830	28,928	(17.6)%
Depreciation and amortization	7,878	7,533	4.6%
Total operating expenses	$69,245	$78,186	(11.4)%

Statistical data:
Internal employees at quarter end	798	940	(15.1)%

Total operating expenses were $69.2 million for the six months ended June 30, 2008 as compared to $78.2 million for the six months ended June 30, 2007, representing a decrease of $8.9 million or 11.4%.

Salaries, wages and commissions were $37.6 million for the six months ended June 30, 2008 as compared to $41.7 million for the six months ended June 30, 2007, representing a decrease of $4.2 million or 10.0%. The decrease is primarily a result of the net effect of the reduction in management and support personnel that occurred throughout 2007 and the first half of 2008 and was partially offset by the annual increase in wages. Severance costs of $1.3 million during the six months ended June 30, 2008 are comparable to severance costs incurred during the six months ended June 30, 2007 and are related to cost alignment efforts that have occurred throughout the periods.

Other general and administrative expenses were $23.8 million for the six months ended June 30, 2008 as compared to $28.9 million for the six months ended June 30, 2007, representing a decrease of $5.1 million or 17.6%. The decrease occurred across all major components of general and administrative expenses and is attributable to cost alignment measures taken during 2007 and the first quarter of 2008.  Included in other general and administrative expenses for the six months ended June 30, 2008 are approximately $1.1 million of expenses related to cost alignment initiatives including employee outplacement benefits and costs associated with field office consolidations.

Depreciation and amortization expenses were $7.9 million for the six months ended June 30, 2008 compared to $7.5 million for the six months ended June 30, 2007, representing an increase of $0.3 million or 4.6%. The increase is primarily attributable to the amortization of technology assets capitalized during 2007 and 2008.

The Company continues to review its overhead cost structure to ensure alignment with its business development.

Income Taxes

For the six months ended June 30, 2008, the Company had an income tax expense of $0.1 million compared to income tax expense of $4.4 million for the six months ended June 30, 2007. The change is primarily due to the reduction in income from continuing operations for the first six months of 2008 compared to the first six months of 2007. The Company’s effective tax rate for the six months ended June 30, 2008 and 2007 was 7.9% and 35.0%, respectively.  The Company’s effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits.

Gross Profit, Operating Income, Income From Continuing Operations and Diluted Earnings Per Share From Continuing Operations

As a net result of the factors described above, the following table summarizes the changes in gross profit, operating income, income from continuing operations and diluted earnings per share from continuing operations:

	Six Months Ended
	June 30, 2008	June 30, 2007	% Change
	(in thousands, except per share and statistical data)
Gross profit	$72,160	$91,557	(21.2)%
Operating income	$2,915	$13,371	(78.2)%
Income from continuing operations	$1,684	$8,248	(79.6)%
Diluted earnings per share from continuing operations	$0.07	$0.33	(78.8)%
Statistical data:
Annualized gross profit per average number of client employees paid (1)	$1,455	$1,583	(8.1)%
Annualized operating income per average number of client employees paid (1)	$59	$231	(74.5)%

(1)        Annualized statistical information is based upon actual period-to-date amounts, which have been annualized (divided by six and multiplied by twelve) and then divided by the average number of client employees paid.

Discontinued Operations

The loss from discontinued operations was $5.0 million ($3.1 million net of income tax) for the six months ended June 30, 2008 compared to $1.7 million ($1.0 million net of income tax) for the six months ended June 30, 2007.  The increase in the loss of $3.3 million was primarily attributable to $2.9 million of exit costs for contract termination costs, severance benefits and goodwill impairment directly attributable to the Company’s decision to exit the Gevity Edge Select business.  The Company’s operations related to Gevity Edge Select ceased on June 30, 2008.  The Company does not expect to incur any further significant costs related to the exit.

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

The Company currently believes that its current cash balances, cash flow from operations and the existing credit facility will be sufficient to meet its operational requirements for the next 12 months, excluding cash required for acquisitions, if any. The Company has an unsecured credit facility for $100.0 million with Bank of America, N.A. and Wachovia, N.A. (the “Lenders”) of which $63.0 million was outstanding as of June 30, 2008. See Note 8 to the condensed consolidated financial statements contained in this Form 10-Q for additional information regarding the Company’s credit facility. On February 25, 2008, the Company entered into the Third Amendment to Amended and Restated Credit Agreement

(“Third Amendment”). The Third Amendment provides for the grant of security interests and liens in substantially all the property and assets (with agreed upon carveouts and exceptions) of the Company to the Lenders. The Third Amendment also provides for an automatic decrease of the aggregate revolving commitment of the credit facility from $100.0 million to $85.0 million on September 30, 2008. The Third Amendment includes additional covenants and amends certain financial covenants and negative covenants with an effective date of December 31, 2007. These include the maintenance of a minimum consolidated net worth, a maximum consolidated adjusted leverage ratio, a minimum consolidated fixed charge coverage ratio of 1.25:1.0, minimum consolidated adjusted EBITDA requirements and a ceiling on consolidated capital expenditures. The revised covenants set forth in the Third Amendment also restrict the Company’s ability to repurchase shares of its capital stock in certain circumstances and make acquisitions and require the Company to provide certain period reports relating to budget and profits and losses, intellectual property and insurance policies. Each of these covenants is based on defined terms and contains exceptions set forth in the credit agreement, as amended. The Company was in compliance with all of the revised covenants under the credit agreement at June 30, 2008. The ability to draw funds under the credit agreement is dependent upon meeting the aforementioned financial covenants. Additionally, the level of compliance with the financial covenants determines the maximum amount available to be drawn. At June 30, 2008, the maximum facility available to the Company was approximately $81.0 million.

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

The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees and the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee, which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; (iv) workers’ compensation insurance charges (if applicable); and (v) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on coverage levels elected by the client and the client employees. Included in the Company’s billings from continuing operations during the first six months of 2008 were salaries, wages and payroll taxes of client employees of approximately $2.3 billion. The billings to clients are managed from a cash flow perspective so that a matching generally exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of each of the Company’s PSA’s, the Company is obligated to make certain wage, tax and regulatory payments even if the related payments are not made by its clients.  Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client and generally, the Company has the right to immediately terminate the client relationship for non-payment. To the extent this objective is not achieved, short-term cash requirements as well as bad debt expense can be significant and the results of operations and cash flow may potentially be impacted.  In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

Restricted Cash

The Company is required to collateralize its obligations under its workers’ compensation program and certain general insurance coverage. The Company uses its marketable securities to collateralize these obligations, as more fully described below. Marketable securities used to collateralize these obligations are designated as restricted in the Company’s condensed consolidated financial statements.

At June 30, 2008, the Company had $26.9 million in total cash and cash equivalents and restricted marketable securities, of which $16.7 million was unrestricted. At June 30, 2008, the Company had pledged $8.8 million of restricted marketable securities in collateral trust arrangements issued in connection with the Company’s workers’ compensation and certain general insurance coverage and had $1.4 million held in escrow in connection with various purchase price contingencies related to the HRAmerica, Inc. acquisition in 2007 as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Short-term marketable securities - restricted:
General insurance collateral obligations – AIG	$4,783	$4,702
HRA escrow	1,400	1,400
Total short-term marketable securities – restricted	6,183	6,102

Long-term marketable securities restricted:
Workers’ compensation collateral – AIG	4,002	3,934
Total long-term marketable securities – restricted	4,002	3,934
Total restricted assets	$10,185	$10,036

The Company is currently negotiating with the former HRA owners for the release of $1.4 million held in escrow related to purchase price contingencies for the acquisition of HRA.  The Company does not believe that the conditions for the payment of the purchase price contingency have been met.

The Company’s obligation to Blue Cross Blue Shield of Florida, Inc. and its subsidiary Health Options, Inc. (together “BCBSF/HOI”) under its current contract may require an irrevocable letter of credit (“LOC”) in favor of BCBSF/HOI if a coverage ratio, as set forth in the BCBSF/HOI agreement, is not maintained. The coverage ratio is calculated quarterly. If the Company’s coverage ratio does not meet the minimum requirements, the Company must provide an LOC valued at up to two months of projected claims (average monthly claims approximated $9.6 million during the last twelve months). On February 25, 2008, the Company and BCBSF/HOI entered into the Second Amendment to Agreement to Provide Comprehensive Health Care Benefits (the “Second Amendment”) amending the Agreement to Provide Comprehensive Health Care Benefits, dated as of October 1, 2005, between the parties, restating the definition of coverage ratio to exclude certain non-cash asset and goodwill impairment charges commencing with the fiscal quarter ending December 31, 2007.  As of June 30, 2008, the minimum coverage ratio was met and no LOC was required. As the Company negotiates its renewal with BCBSF/HOI, it is possible that BCBSF/HOI will require collateral, the terms of which cannot yet be determined.

The Company does not anticipate any additional collateral obligations to be required in 2008 for its workers’ compensation arrangements.

As of June 30, 2008, the Company has recorded a $142.5 million receivable from AIG representing workers’ compensation premium payments made to AIG related to program years 2000 through the second quarter of 2008 in excess of the present value of the estimated claims liability.  This receivable represents a significant concentration of credit risk for the Company.

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

The Company and the State of California entered into negotiations in May 2008 in an attempt to resolve the dispute.  As a result, Gevity proposed a settlement offer in June, 2008 that included a cash payment offer of $1.2 million, conceding to the State’s higher overall unemployment tax rate for tax years 2007 – 2008, along with revisions to its unemployment tax reporting methods for post 2008 tax years in consideration for the State’s withdrawal of the existing Assessment for 2004 -2006 (the “ Settlement Offer”).  The Settlement Offer is currently under review by the State.  The Company’s financial statements for the quarter ended June 30, 2008 reflect a charge of $1.1 million within cost of services, reflecting estimated amounts due in connection with additional unemployment tax costs for the term January 1, 2007 – June 30, 2008 should the State of California accept the Settlement Offer.   In the event that the Company is not able to reach a settlement with the State of California, the Company believes it has valid defenses regarding the assessments and will vigorously challenge the assessments.

Cash Flows from Operating Activities

At June 30, 2008, the Company had net working capital of $5.1 million, including restricted funds classified as short-term of $6.2 million, compared to a net working capital deficit of $26.2 million as of December 31, 2007, including $6.1 million of restricted funds classified as short-term. The increase in working capital during the first six months of 2008 was primarily due to timing differences and the increase in the use of cash from the revolving credit facility.

Net cash used in operating activities was $34.4 million for the six months ended June 30, 2008 as compared to net cash used in operating activities of $23.8 million for the six months ended June 30, 2007, representing an increase in net cash used in operating activities of $10.5 million. Cash flows from operating activities are significantly impacted by the timing of client payrolls, the day of the week on which a fiscal period ends and the existence of holidays at or immediately following a period end. The overall increase in cash used in operating activities was primarily due to net timing differences as well as the overall reduction in net income.

If current workers’ compensation trends continue, the Company expects to receive approximately $17.0 million from AIG during the third quarter of 2008 as a net return of premiums in connection with the true-ups related to the 2000-2007 program years.  Additional releases of premiums by AIG are also anticipated in future years if such trends continue.  The Company believes that it has provided AIG a sufficient amount of cash to cover its short-term and long-term workers compensation obligations related to open policy years.

Cash Flow from Investing Activities

Cash used in investing activities for the six months ended June 30, 2008 of $0.9 million, includes approximately $0.8 million for capital expenditures primarily for technology-related items and $0.1 million for purchases of marketable securities. This compares to cash used in investing activities for the six months ended June 30, 2007 of $15.0 million, which includes approximately $10.9 million related to the February 16, 2007 acquisition of HRA ($9.5 million of cash and related acquisition costs and $1.4 million included in marketable securities purchases for purchase price contingencies held in an escrow account). In addition the Company spent approximately $3.9 million for capital expenditures primarily for technology-related items including approximately $1.7 million of capital expenditures made by the Company in 2006 and paid for in 2007.  The Company expects to spend approximately $5.5 million on capital expenditures in 2008 primarily for the purchase of technology-related items. Capital expenditures are expected to be funded through operations, leasing arrangements or from the Company’s revolving credit facility.

Cash Flow from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2008 of $42.0 million was primarily a result of $45.6 million of net borrowings under the revolving credit facility and $0.1 million received upon the purchase of 16,208 shares of common stock under the Company’s employee stock purchase plan. These amounts were partially offset by $3.3 million of cash dividends paid; $0.2 million related to excess tax expense paid by the Company for its share-based arrangements and $0.2 million of capital lease payments.

This compares to cash provided by financing activities for the six months ended June 30, 2007 of $13.8 million, primarily a result of $40.0 million of net borrowings under the revolving credit facility; $0.8 million received upon the exercise of 67,992 stock options and the purchase of 11,293 shares of common stock under the Company’s employee stock purchase plan; and $0.3 million related to excess tax benefits received by the Company for its share-based arrangements.  These amounts were partially offset by the use of $22.8 million to repurchase 1,123,121 shares of the Company’s common stock under its stock repurchase programs (see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a discussion of the current stock repurchase program) and $4.4 million of cash dividends paid.

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

PART II.                                            OTHER INFORMATION

ITEM 1.                                               Legal Proceedings

See Note 9 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q for information concerning the Company’s legal proceedings.

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

ITEM 2.                                               Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases during the three months ended June 30, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ 000’s) (1), (2), (3)
4/01/2008 – 4/30/2008	—	—	—	$51,396
5/01/2008 – 5/31/2008	—	—	—	$51,396
6/01/2008 – 6/30/2008	—	—	—	$51,396
Total	—	—	—

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

ITEM 4.                                                Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 21, 2008. Holders of 21,443,245 shares of common stock were present in person or by proxy at the meeting.  At the meeting, the Company’s shareholders elected each of the director nominees, ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2008 year, and approved an amendment to the Company’s 2005 Equity Incentive Plan.  The votes of the shareholders were as follows:

1.  To elect a board of directors to serve until the next annual meeting of shareholders:

	For	Withheld
Michael J. Lavington	20,916,479	526,766
George B. Beitzel	20,317,738	1,125,507
Todd F. Bourell	21,097,638	345,607
Paul R. Daoust	20,632,956	810,289
Jonathan H. Kagan	20,291,809	1,151,436
David S. Katz	21,095,314	347,931
Jeffrey A. Sonnenfeld	20,971,847	471,398
Daniel J. Sullivan	20,659,683	783,562

2.      To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm:

For	Against	Abstain
21,021,133	419,147	2,965

3.      To approve an amendment to Gevity’s 2005 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Vote
15,404,788	2,208,912	578,226	3,251,319

ITEM 6.                Exhibits

Exhibit No.	Description
3.1

Third Articles of Amendment and Restatement of the Articles of Incorporation, as filed with the Secretary of State of the State of Florida on August 12, 2004 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference.)

3.2	Third Amended and Restated Bylaws, dated February 16, 2005 (filed as Exhibit 3.01 to the Company’s Current Report on Form 8-K filed February 22, 2005 and incorporated herein by reference.)

10.1

Separation Agreement and Full and Final Release of Claims between Gevity HR, Inc. and Clifford M. Sladnick dated May 5, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference.)

10.2

Consulting Agreement between Gevity HR, Inc. and Clifford M. Sladnick dated May 5, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference.)

10.3

Form of Executive Restricted Stock Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 21, 2008 and incorporated herein by reference.)

10.4

Amendment Number One to the Gevity HR, Inc. 2005 Equity Incentive Plan dated February 20, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 28, 2008 and incorporated herein by reference.)

10.5	Appointment Letter from the Company accepted by Edwin Hightower dated June 30, 2008.*

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEVITY HR, INC.

Dated: August 11, 2008	/s/ GARRY J. WELSH
Garry J. Welsh
Chief Financial Officer
(Principal Financial and Accounting Officer)