Form 10-Q
period 2008-09-30
GEVITY HR INC
filed 2008-11-10
CIK 1035185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of October 31, 2008
Par value $0.01 per share	24,690,272

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$125,077	$145,515	$395,431	$455,577

Cost of services (exclusive of depreciation and amortization shown below)	90,785	101,399	288,979	319,904

Gross profit	34,292	44,116	106,452	135,673

Operating expenses:

Salaries, wages and commissions	18,552	20,768	56,089	62,493

Other general and administrative	12,170	13,918	36,000	42,846

Depreciation and amortization	4,093	3,898	11,971	11,431

Total operating expenses	34,815	38,584	104,060	116,770

Operating (loss) income	(523)	5,532	2,392	18,903

Interest income	117	346	372	678

Interest expense	(825)	(1,155)	(2,132)	(2,151)

Other income (expense), net	25	3	(10)	(20)

(Loss) income from continuing operations before income taxes	(1,206)	4,726	622	17,410

Income tax provision	566	1,517	710	5,953

(Loss) income from continuing operations	(1,772)	3,209	(88)	11,457

Loss from discontinued operations, net of tax	(179)	(755)	(3,290)	(1,799)

Net (loss) income	$(1,951)	$2,454	$(3,378)	$9,658

Net (loss) income per common share
- Basic:
(Loss) income from continuing operations	$(0.07)	$0.14	$—	$0.48
Loss from discontinued operations	(0.01)	(0.03)	(0.14)	(0.08)
Net (loss) income	$(0.08)	$0.11	$(0.14)	$0.40

- Diluted:
(Loss) income from continuing operations	$(0.07)	$0.13	$—	$0.47
Loss from discontinued operations	(0.01)	(0.03)	(0.14)	(0.07)
Net (loss) income	$(0.08)	$0.10	$(0.14)	$0.40

Weighted average common shares outstanding:
- Basic	23,595,233	23,235,677	23,340,808	23,860,934
- Diluted	23,595,233	23,769,362	23,340,808	24,449,770

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:

Cash and cash equivalents	$12,466	$9,950

Marketable securities – restricted	4,810	6,102

Accounts receivable, net	124,948	130,209

Short-term workers’ compensation receivable, net	23,996	16,950

Other current assets	12,627	14,515

Total current assets	178,847	177,726

Property and equipment, net	20,015	22,176

Long-term marketable securities – restricted	4,025	3,934

Long-term workers’ compensation receivable, net	96,900	105,321

Intangible assets, net	3,989	11,386

Goodwill	8,692	9,224

Deferred tax asset, net	10,613	10,797

Other assets	893	1,347

Total assets	$323,974	$341,911

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

UNAUDITED

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accrued payroll and payroll taxes	$131,423	$151,105

Accrued insurance premiums and health reserves	11,913	13,557

Customer deposits and prepayments	13,139	13,581

Accounts payable and other accrued liabilities	8,254	11,881

Deferred tax liability, net	5,434	11,674

Dividends payable	1,235	2,096
Total current liabilities	171,398	203,894

Revolving credit facility	32,500	17,367

Other long-term liabilities	4,862	5,088
Total liabilities	208,760	226,349

Commitments and contingencies (see notes)

Shareholders’ equity:

Common stock, $.01 par value, 100,000,000 shares authorized, 24,754,286 and 23,379,761 issued as of September 30, 2008 and December 31, 2007, respectively	248	234

Additional paid-in capital	37,596	31,475

Retained earnings	77,947	84,899

Treasury stock (64,014 and 85,660 shares at cost, respectively)	(577)	(1,046)
Total shareholders’ equity	115,214	115,562

Total liabilities and shareholders’ equity	$323,974	$341,911

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,378)	$9,658
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,219	12,101
Impairment loss	532	—
Deferred tax benefit, net	(5,328)	(9,073)
Stock compensation	1,305	1,918
Excess tax benefit from share-based arrangements	(1,307)	(313)
Provision for bad debts	1,682	1,262
Other	49	23
Changes in operating working capital:
Accounts receivable, net	3,579	4,524
Other current assets	3,195	6,119
Workers’ compensation receivable, net	1,375	11,797
Other assets	454	(288)
Accrued insurance premiums and health reserves	(1,644)	(5,161)
Accrued payroll and payroll taxes	(19,720)	(36,134)
Accounts payable and other accrued liabilities	(4,339)	421
Customer deposits and prepayments	(442)	12,220
Other long-term liabilities	(709)	621
Net cash (used in) provided by operating activities	(12,477)	9,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(199)	(1,708)
Proceeds from sale of marketable securities	1,400	—
Capital expenditures	(1,928)	(5,156)
Business acquisition	—	(9,495)
Net cash used in investing activities	(727)	(16,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	15,133	20,467
Capital lease payments	(327)	—
Proceeds from issuance of common stock for employee stock plans	4,042	974
Excess tax benefit from share-based arrangements	1,307	313
Dividends paid	(4,435)	(6,526)
Purchase of treasury stock	—	(30,290)
Net cash provided by (used in) financing activities	15,720	(15,062)
Net increase (decrease) in cash and cash equivalents	2,516	(21,726)
Cash and cash equivalents - beginning of period	9,950	36,291
Cash and cash equivalents - end of period	$12,466	$14,565

Supplemental disclosure of cash flow information:
Income taxes paid	$4,955	$5,883
Interest paid	$2,055	$2,116

Supplemental disclosure of non-cash transactions:

Capital expenditures and cash flows from financing activities for the nine months ended September 30, 2008 exclude approximately $199 of capital items purchased by the Company through capital leases.

Capital expenditures for the nine months ended September 30, 2008 and 2007, exclude approximately $705 and $387, respectively, of capital items purchased by the Company in the third quarter of each year and not paid for until the fourth quarter of that year.

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

The Company’s significant accounting policies are disclosed in Note 1 of the Company’s consolidated financial statements contained in the Form 10-K.  The Company’s critical accounting estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K.  On an ongoing basis, the Company evaluates its policies, estimates and assumptions, including those related to revenue recognition, workers’ compensation receivable/reserves, intangible assets, medical benefit plan liabilities, state unemployment taxes, allowance for doubtful accounts, deferred taxes and share-based payments.  During the first nine months of 2008, there have been no material changes to the Company’s significant accounting policies and critical accounting estimates except as described below.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP SFAS No. 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP SFAS No. 157-3 amends SFAS No. 157 (as described below) to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of SFAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP SFAS No. 157-3 in the third quarter did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In June 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements (“EITF No. 08-3”). EITF No. 08-3 provides that all nonrefundable maintenance deposits paid by a lessee, under an arrangement accounted for as a lease, should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional rent expense at that time. EITF No. 08-3 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting EITF No. 08-3 on the Company’s financial position, results of operations and cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”).  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, Earnings per Share.  FSP EITF No. 03-6-1 redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.”  Outstanding unvested restricted stock issued under employee compensation programs containing such dividend participation features would be considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.”  FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years.  All prior-period EPS data presented is to be adjusted retrospectively to conform to the provisions of this FSP.  Early application is not permitted. The Company has not yet determined the impact, if any, that FSP EITF 03-6-1 will have on its computation and presentation of EPS.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other US GAAP. FSP SFAS No. 142-3 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting FSP SFAS No. 142-3 on the Company’s financial position, results of operations and cash flows.

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that its financial assets are currently level 1 in the fair value hierarchy.  Financial assets at September 30, 2008 consist solely of investments held in money market accounts.

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

Summarized operating results for the discontinued operations of Gevity Edge Select for the three and nine month periods ended September 30, 2008 and September 30, 2007 are as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Revenues	$49	$993
Exit costs	38	—
All other expenses, net	300	2,199
Loss from discontinued operations before taxes	(289)	(1,206)
Income tax benefit	110	451
Loss from discontinued operations	$(179)	$(755)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Revenues	$1,544	$2,454
Exit costs	2,952	—
All other expenses, net	3,896	5,317
Loss from discontinued operations before taxes	(5,304)	(2,863)
Income tax benefit	2,014	1,064
Loss from discontinued operations	$(3,290)	$(1,799)

Pre-tax costs associated with the exit from the Gevity Edge Select business approximate $2,952 for the nine months ended September 30, 2008.  Management does not expect to incur any further significant costs in connection with the exit from this business. Costs associated with the exit from the Gevity Edge Select business are included in the loss from discontinued operations and are presented in the following table:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Contract termination costs	$—	$1,335
Severance and other termination benefits	38	1,085
Goodwill impairment loss	—	532
Total Gevity Edge Select exit costs	$38	$2,952

Activity in the liability accounts associated with the exit costs related to the discontinuation of the Gevity Edge Select business for the nine months ended September 30, 2008 is presented in the following table and is included within accounts payable and other accrued liabilities in the condensed consolidated balance sheet:

	Severance and Termination Benefits	Contract Termination Costs	Total
Balance at December 31, 2007	$—	$—	$—
Expense accruals	1,085	1,335	2,420
Cash payments	(1,040)	(825)	(1,865)
Balance at September 30, 2008	$45	$510	$555

3.             MARKETABLE SECURITIES - RESTRICTED

At September 30, 2008 and December 31, 2007, the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale.

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

For the three and nine months ended September 30, 2008 and 2007, there were no realized gains or losses from the sale of marketable securities.  As of September 30, 2008 and December 31, 2007, there were no unrealized gains or losses on marketable securities.

During the third quarter of 2008, the Company reached a settlement with the former HRA owners for (i) the release of $1,400 held in escrow related to purchase price contingencies for the acquisition of HRA, and (ii) the indemnification for certain representations made by the former owners of HRA in connection with the acquisition of HRA.  The settlement resulted in the release to Gevity of the $1,400 held in escrow as well a recovery by Gevity of approximately $100 related to indemnification claims as of September 30, 2008. The indemnification recovery of $100 is included in the loss from discontinued operations for the three and nine months ended September 30, 2008.

4.             ACCOUNTS RECEIVABLE

At September 30, 2008 and December 31, 2007, accounts receivable from clients consisted of the following:

	September 30, 2008	December 31, 2007
Billed to clients	$7,625	$9,124
Unbilled revenues	118,809	121,917
	126,434	131,041
Less: Allowance for doubtful accounts	(1,486)	(832)
Total	$124,948	$130,209

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

Similar to prior years’ workers’ compensation programs with AIG, the Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG to cover claims to be paid within the Company’s $1,000 per occurrence deductible layer. AIG deposits the premiums into an interest bearing loss fund collateral account for reimbursement of paid claims up to the $1,000 per occurrence amount. Interest on the loss fund collateral account (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate.  Under the 2008 program, the Company initially agreed to pay $55,510 of loss fund collateral premium, subject to certain volume adjustments, and is guaranteed to receive a 3.19% per annum fixed return so long as the program and the interest accrued under the program remain with AIG for at least 10 years. If the program is terminated early, the interest rate is adjusted downward based upon a sliding scale. The 2008 program provides for an initial loss fund collateral premium true-up 18 months after the policy inception and annually thereafter.  The true-up is based upon a pre-determined loss factor times the amount of incurred claims in the deductible layer as of the date of the true-up. In the third quarter of 2008 AIG agreed to reduce the 2008 loss fund collateral premium payments by $13,858 to $41,652, based upon favorable loss trends and the sufficiency of the overall loss collateral funds held by AIG related to all policy years. This reduction will eliminate the fourth quarter loss fund collateral premium payments.

The Company reviews its estimated cost of claims in the deductible layer on a quarterly basis.  The determination of the estimated cost of claims is based upon a number of factors, including but not limited to: actuarial calculations, current and historical loss trends, the number of open claims, developments relating to the actual claims incurred and the impact of acquisitions, if any.  The Company uses a certain amount of judgment in this estimation process. During the three months ended September 30, 2008 and 2007, the Company revised its ultimate loss estimates for prior open policy years, which resulted in a net reduction of workers’ compensation expense of approximately $3,306 and $4,063, respectively. During the nine months ended September 30, 2008 and 2007, the Company revised its ultimate loss estimates for prior open policy years, which resulted in a net reduction of workers’ compensation expense of approximately $13,349 and $12,106, respectively. These revisions were based upon continued favorable claims development that occurred during the periods.

Also during the three months ended September 30, 2008 and 2007, the Company received from AIG its annual premium expense audit related to premiums, taxes and administrative costs of the prior policy years, which resulted in an increase in workers’ compensation expense during the third quarter of 2008 of $44 and a decrease in workers’ compensation expense during the third quarter of 2007 of $955.  As a result of the premium expense audit, the Company expects to receive $4,602 from AIG during the fourth quarter of 2008.

The balance in the loss fund collateral accounts (including accrued interest) in excess of the net present value of the Company’s liability to AIG with respect to claims payable within the deductible layer is recorded as a workers’ compensation receivable. Returns to the Company of amounts held in the loss fund collateral accounts are recorded as reductions to the workers’ compensation receivable, net. During the first three quarters of 2008 and 2007, AIG released approximately $35,127 ($33,127 in the third quarter) and $48,148 ($43,148 in the third quarter), respectively, of cash, from the loss fund collateral accounts in connection with the annual loss fund collateral true-up.

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

At September 30, 2008 and December 31, 2007, the weighted average discount rate used to calculate the net present value of the claim liability was 3.91% and 4.15%, respectively. Premium payments made to AIG relating to program years 2000 through 2008 are in excess of the net present value of the estimated claim liabilities. This has resulted in a workers’ compensation receivable, net, at September 30, 2008 and December 31, 2007 of $120,896 and $122,271, respectively, of which $23,996 and $16,950 was classified as short-term at September 30, 2008 and December 31, 2007, respectively. The short-term workers’ compensation receivable consists of $4,602 expected to be received in the fourth quarter of 2008 related to the 2008 premium expense audit true-up and $19,394 expected to be received in the third quarter of 2009 related to the 2009 annual loss fund collateral true-up.  The Company is currently negotiating with AIG and CNA regarding the potential release during 2009 of a substantial amount of loss fund collateral relating to excess collateral held by AIG for the 2000-2002 policy years.  The Company has not reclassified this amount into short-term receivable at September 30, 2008.

The workers’ compensation receivable from AIG represents a significant concentration of credit risk for the Company. Gevity has various commercial insurance relationships with AIG Commercial Insurance Group (“AIG CI”), a subsidiary of AIG, including our workers’ compensation program.  As of November 7, 2008, AIG CI’s financial strength rating by A.M. Best is an “A”.  The Company does not believe that the current financial condition of AIG will have a material adverse effect on AIG CI or the Company’s workers’ compensation receivable, net, as of September 30, 2008.

6.             INTANGIBLE ASSETS

At September 30, 2008 and December 31, 2007, intangible assets consisted of the following:

	September 30, 2008	December 31, 2007
Purchased client service agreements	$48,097	$48,097
Accumulated amortization	(44,108)	(36,711)
Intangible assets, net	$3,989	$11,386

Amortization expense for the three months ended September 30, 2008 and 2007 was $2,410 and $2,524, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 was $7,397 and $7,516, respectively. Estimated amortization expense for the remainder of 2008 and for 2009 is $2,164 and $1,825, respectively.

7.             HEALTH BENEFITS

Blue Cross Blue Shield of Florida, Inc. and its subsidiary Health Options, Inc. (together “BCBSF/HOI”) is the Company’s primary healthcare partner in Florida, delivering medical care benefits to approximately 19,000 Florida-based client employees. The Company’s policy with BCBSF/HOI is a minimum premium policy expiring September 30, 2009. Pursuant to this policy, the Company is obligated to reimburse BCBSF/HOI for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified in the agreement and aggregate loss coverage is provided to the Company at the level of 115% of projected claims.  The Company is required to pre-fund the estimated monthly expenses and claim liability charges of the plan by the first of each calendar month.  The estimated monthly expenses are based upon the Minimum Premium Rate and the Annual Excess liability rate, as set forth in the agreement, times the number of insureds. The monthly estimated claim liability charge is based upon an average of monthly paid claims as determined by BCBSF/HOI based on three month periods specified in the agreement.  Differences between the pre-funded amounts and actual amounts subsequently determined shall be settled in the following month. As part of the Company’s obligation to BCBSF/HOI, the Company posted an irrevocable letter of credit in favor of BSBSF/HOI in an initial amount of $5,000 on October 1, 2008, which shall be increased monthly by approximately $1,000 over a seven month period until it reaches $11,766 on May 1, 2009.

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

In 2006, the Company announced the addition of UnitedHealthcare as an additional health plan option. As of September 30, 2008, UnitedHealthcare provides medical care benefits to approximately 3,000 client employees. The UnitedHealthcare plan is a fixed cost contract. Effective May 1, 2008, UnitedHealthcare and the Company amended their agreement to extend coverage availability through September 30, 2009 for those clients covered by UnitedHealthcare as of May 1, 2008.

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

Included in accrued insurance premiums and health reserves at September 30, 2008 and December 31, 2007 are $8,804 and $10,356, respectively, of short-term liabilities related to the Company’s health benefit plans. Of these amounts $8,773 and $10,100, respectively, represent an accrual for the estimate of claims incurred but not reported at September 30, 2008 and December 31, 2007.

Health benefit reserves are determined quarterly by the Company and include an estimate of claims incurred but not reported and claims reported but not yet paid. The calculation of these reserves is based upon a number of factors, including but not limited to actuarial calculations, current and historical claims payment patterns, plan enrollment and medical trend rates.

During the three months ended September 30, 2008, the Company reduced its reserve for incurred but not reported claims by approximately $940, which decreased its cost of services and resulted in a health plan surplus for the period. This reduction was based upon favorable claims development.  There were no changes to the health plan reserves that impacted cost of services during the three months ended September 30, 2007.

During the nine months ended September 30, 2008 and 2007, the Company reduced its reserve for incurred but not reported claims by approximately $2,671 and $2,600, respectively, which decreased its cost of services and resulted in a health plan surplus for each period. These reductions were based upon favorable claims development.

8.             REVOLVING CREDIT FACILITY

The Company maintains a credit facility with Bank of America, N.A. and Wachovia, N.A. (the “Lenders”). On May 7, 2007, the Company entered into the First Amendment to the Amended and Restated Credit Agreement dated August 30, 2006, which increased the amount of aggregate revolving commitments of the credit facility from $50,000 to $75,000 and allowed the Company to repurchase up to $125,000 of its capital stock during the term of the agreement. On June 14, 2007, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement, which increased the amount of aggregate revolving commitments from $75,000 to $100,000. On February 25, 2008, the Company entered into the Third Amendment to Amended and Restated Credit Agreement (“Third Amendment”). The Third Amendment provides for the grant of security interests and liens in substantially all the property and assets (with agreed upon carveouts and exceptions) of the Company to the Lenders. The Third Amendment also provides for an automatic decrease of the aggregate revolving commitment of the credit facility from $100,000 to $85,000 on September 30, 2008. The Third Amendment includes additional covenants and amends certain financial covenants and negative covenants with an effective date of December 31, 2007. These include the maintenance of a minimum consolidated net worth, a maximum consolidated adjusted leverage ratio, a minimum consolidated fixed charge coverage ratio of 1.25:1.0, minimum monthly cumulative  EBITDA requirements (for 2008 only), and a ceiling on consolidated capital expenditures.  The revised covenants set forth in the Third Amendment now restrict the Company’s ability to repurchase shares of its capital stock in certain circumstances and make acquisitions and requires the Company to provide certain period reports relating to budget and profits and losses, intellectual property and insurance policies.  Each of these covenants is based on defined terms and contain exceptions in the Credit Agreement, as amended.

Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit facility has a five-year term that expires August 30, 2011. Loan advances bear an interest rate equal to an Applicable Rate (which ranges from 1.50% to 2.25% for Eurodollar Rate Loans, and from 0.25% to 1.00% for Prime Rate Loans, depending upon the Company’s consolidated leverage ratio) plus one of the following indexes: (i) Eurodollar Rate; or (ii) Prime Rate (each as defined in the credit agreement). Up to $20,000 of the loan commitment can be drawn through letters of credit. With respect to outstanding letters of credit, a fee determined by reference to the Applicable Rate plus a fronting fee ranging from 1.50% to 2.25% per annum will be charged on the aggregate stated amount of each outstanding letter of credit. A fee ranging from 0.30% to 0.45% (based upon the Company’s consolidated leverage ratio) is charged on any unused portion of the loan commitment. At September 30, 2008 the Company had outstanding advances of $32,500 at a weighted average interest rate of 5.71%. At December 31, 2007, the Company had outstanding advances of $17,367 at an interest rate of 6.11%.

The Company was in compliance with all of the covenants under the credit agreement at September 30, 2008. The ability to draw funds under the credit agreement is dependent upon meeting the aforementioned financial covenants.  Additionally, the level of compliance with the financial covenants determines the maximum amount available to be drawn. At September 30, 2008, the maximum facility available to the Company was approximately $66,400.

Pursuant to the terms of the credit agreement, the obligations of the Company may be accelerated upon the occurrence and continuation of an Event of Default. Such events include the following: (i) the failure to make principal, interest or fee payments when due (beyond applicable grace periods); (ii) the failure to observe and perform certain covenants contained in the credit agreement; (iii) any representation or warranty made by the Company in the credit agreement or related documents proves to be incorrect or misleading in any material respect when made or deemed made; and (iv) other customary events of default. If current operating trends continue, the Company may not be able to meet one of its four covenants (the monthly cumulative EBITDA covenant as defined in the credit agreement) during the fourth quarter of 2008 and may need to seek a waiver of this covenant from the Lenders.  The monthly cumulative EBITDA covenant is only in effect through December 31, 2008 and is not required after December 31, 2008.  If the Company requires a waiver in the fourth quarter of 2008 and the waiver is not obtained, this may have a material impact on the Company’s cash flow and ability to conduct its operations.

The Company recorded $789 and $1,131 of interest expense for the three months ended September 30, 2008 and 2007, respectively, related to the amortization of loan costs, unused loan commitment fees and interest on advances. Interest expense for the nine months ended September 30, 2008 and 2007 was approximately $2,034 and $2,094, respectively.

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

The Company and the State of California entered into negotiations in May 2008 in an attempt to resolve the dispute.  As a result, Gevity proposed a settlement offer in June 2008 that included a cash payment offer of $1,200, conceding to the State’s higher overall unemployment tax rate for tax years 2007 – 2008, along with revisions to its unemployment tax reporting methods for post 2008 tax years in consideration for the State’s withdrawal of the existing Assessment for 2004 -2006 (the “ Settlement Offer”).  The Settlement Offer is currently under review by the State.  The Company’s financial statements for the three and nine months ended September 30, 2008 reflect a charge of $82 and $1,132, respectively,  within cost of services, reflecting estimated amounts due in connection with additional unemployment tax costs for the term January 1, 2007 – September 30, 2008 should the State of California accept the Settlement Offer.  In the event that the Company is not able to reach a settlement with the State of California, the Company believes it has valid defenses regarding the assessments and will vigorously challenge the assessments.

10.          EQUITY

Share Repurchase Program

Under the current share repurchase program (announced by the Company in August 2006 and increased in April 2007), a total of $111,527 of the Company’s common stock is authorized to be repurchased. Share repurchases under the program may be made through open market purchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate, based on a variety of factors including price, regulatory requirements, overall market conditions and other corporate opportunities. As of December 31, 2007, total shares repurchased under this program were 2,886,884 at a total cost of $60,131.  No shares were repurchased under this program during the nine month period ended September 30, 2008. The Company has suspended its share repurchase program for the time being in order to invest available cash in its business.

11.          INCOME TAXES

The Company records income tax expense (benefit) using the asset and liability method of accounting for deferred income taxes.  Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for both federal and state income taxes. For the three months ended September 30, 2008 and 2007, the Company’s effective rate for income from continuing operations was (46.9%) and 32.1%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2008 and 2007 was 114.1% and 34.2%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates because of the impact of state taxes, federal tax credits and discrete tax adjustments made during the third quarter of 2008.  The majority of the discrete adjustments made during the third quarter of 2008 related to $456 of interest expense recorded for estimated net additional taxes due determined in connection with the ongoing Internal Revenue Service examination of the Company’s 2004 tax return.   The additional taxes due of $2,246 (net, excluding interest) resulted in an adjustment in the Company’s balance sheet between current taxes payable and the Company’s current deferred tax liability during the third quarter of 2008.

12.          (LOSS) EARNINGS PER SHARE (“EPS”)

For the three months ended September 30, 2008, 324,428 common stock equivalents were excluded from the diluted earnings per share computation as their effect was anti-dilutive. Additionally, 744,265 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation substantially because the exercise prices of the options were greater than the average price of the common stock.

The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the three months ended September 30, 2007 is as follows:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 30, 2007:

Basic EPS:
Income from continuing operations	$3,209		$0.14
Loss from discontinued operations	(755)		(0.03)
Net income	$2,454	23,235,677	$0.11

Effect of dilutive securities:
Options to purchase common stock		526,002
Non-vested stock		7,683

Diluted EPS:
Income from continuing operations	$3,209		$0.13
Loss from discontinued operations	(755)		(0.03)
Net income	$2,454	23,769,362	$0.10

For the three months ended September 30, 2007, 1,133,077 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise prices of the options were greater than the average price of the common stock.

For the nine months ended September 30, 2008, 367,579 common stock equivalents were excluded from the diluted earnings per share computation as their effect was anti-dilutive.  Additionally, 721,449 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise prices of the options were greater than the average price of the common stock.

The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the nine months ended September 30, 2007 is as follows:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
For the Nine Months Ended September 30, 2007:

Basic EPS:
Income from continuing operations	$11,457		$0.48
Loss from discontinued operations	(1,799)		(0.08)
Net income	$9,658	23,860,934	$0.40

Effect of dilutive securities:
Options to purchase common stock		569,597
Non-vested stock		19,239

Diluted EPS:
Income from continuing operations	$11,457		$0.47
Loss from discontinued operations	(1,799)		(0.07)
Net income	$9,658	24,449,770	$0.40

For the nine months ended September 30, 2007, 993,245 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise prices of the options were greater than the average price of the common stock.

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

The core services typically provided by a PEO are payroll processing, access to health and welfare benefits and workers’ compensation coverage. In addition to these core offerings, the Company’s Gevity Edge™ offering provides value-adding HR services such as employee retention programs, new hire support, employment practices liability insurance coverage and performance management programs, all designed to help clients effectively grow their businesses. Gevity is one of few PEOs with dedicated field-based HR consultants. The Company’s HR consultants work directly with clients to provide HR expertise and HR strategies that can help drive their business forward, while lowering potential exposure to HR-related claims.

Previously, Gevity also provided service to its clients through a non co-employment relationship. The non co-employment relationship between Gevity and its clients was also governed by a PSA. Under the non co-employment PSA, the employment related liabilities remained with the client and the client was responsible for its own workers’ compensation insurance and health and welfare plans. The Company assumed responsibility for payroll administration (including payroll processing, payroll tax filing and W-2 preparation) and provided access to all of its HR services. This non co-employment offering was known as Gevity Edge Select™.  After completion of a comprehensive strategic review, the Company decided to focus on the growth of its core co-employment offering, Gevity Edge. As such, on February 25, 2008, the board of directors of the Company approved a plan to discontinue the Company’s non co-employment offering, Gevity Edge Select. Clients that existed at February 25, 2008, were notified of this decision and given until June 30, 2008 to transition to other service providers.  The Company completed its transition of all remaining Gevity Edge Select clients during the second quarter of 2008, processing of the final payrolls dated June 30, 2008.  The Company has determined that the exit from the Gevity Edge Select business meets the criteria of discontinued operations in accordance with Statement of Financial Accounting Standards  No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Accordingly, the results of operations and related exit costs associated with Gevity Edge Select have been reported as discontinued operations for all periods presented   The impact of this decision on the results of operations of the Company is included in the “Results of Operations” discussion that follows under “Discontinued Operations.”

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue

The following table presents certain information related to the Company’s revenues from continuing operations for the three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30, 2008	September 30, 2007	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$27,898	$35,337	(21.1)%
Employee health and welfare benefits	79,489	85,763	(7.3)%
Workers’ compensation	14,967	21,064	(28.9)%
State unemployment taxes and other	2,723	3,351	(18.7)%
Total revenues	$125,077	$145,515	(14.0)%

Statistical data:
Gross salaries and wages (in thousands)	$1,067,071	$1,203,050	(11.3)%
Client employees at period end	104,278	118,728	(12.2)%
Clients at period end (1)	5,983	7,020	(14.8)%
Average number of client employees/clients at period end	17	17	n/a
Average number of client employees paid (2)	95,717	113,146	(15.4)%
Annualized average wage per average client employees paid (3)	$44,593	$42,531	4.8%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (4)	$1.59	$1.97	(19.3)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (4), (5)	$1.75	$2.17	(19.4)%
Annualized professional service fees per average number of client employees paid (3)	$1,166	$1,249	(6.6)%
Client employee health benefits participation	37%	37%	n/a

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

For the three months ended September 30, 2008, total revenues were $125.1 million compared to $145.5 million for the three months ended September 30, 2007, representing a decrease of $20.4 million or 14.0%. This decrease was a result of the reduction in all revenue components as described below.

As of September 30, 2008, the Company served 5,983 clients, as measured by each client’s FEIN, with 104,278 active client employees. This compares to 7,020 clients, as measured by each client’s FEIN, with 118,728 active client employees at September 30, 2007.  The average number of client employees paid was 95,717 for the third quarter of 2008 compared to 113,146 for the third quarter of 2007.  The declines in client and client employee metrics were attributable to the impact of higher than expected client and client employee attrition levels during 2007 and the first quarter of 2008 primarily as a result of poor economic conditions, and lower than expected production levels during 2007 and 2008.  In addition, during the first three quarters of 2008, the Company terminated approximately 240 unprofitable clients (impacting approximately 4,500 client employees) in an effort to improve overall earnings in the long-term.

Revenues from professional service fees decreased to $27.9 million for the three months ended September 30, 2008, from $35.3 million for the three months ended September 30, 2007, representing a decrease of $7.4 million or 21.1%. The decrease was primarily due to the overall decrease in the average number of client employees paid as discussed above. Annualized professional service fees per average number of client employees paid decreased by 6.6%, from $1,249 for the three months ended September 30, 2007 to $1,166 for the three months ended September 30, 2008. This decrease was primarily attributable to general market dynamics and the impact of the 2008 terminations of unprofitable clients which, despite having a negative impact on gross profit, generally had higher professional service fee levels.

Revenues for providing health and welfare benefits for the three months ended September 30, 2008 were $79.5 million as compared to $85.8 million for the three months ended September 30, 2007, representing a decrease of $6.3 million or 7.3%. Health and welfare benefit plan revenues decreased due to the decrease in the average number of participants in the Company’s health and welfare benefit plans of approximately 13.9% and was partially offset by the increase in health insurance premiums as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.

Revenues for providing workers’ compensation insurance coverage decreased to $15.0 million for the three months ended September 30, 2008, from $21.1 million for the three months ended September 30, 2007, representing a decrease of $6.1 million or 28.9%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the three months ended September 30, 2008, were 1.59% as compared to 1.97% for the same period in 2007, representing a decrease of 19.3%. Workers’ compensation revenue decreased in the third quarter of 2008 primarily due to the combined effects of a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in January 2008 and a decrease in the number of clients that participate in the Company’s workers’ compensation program. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 19.4% during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates primarily reflects the reduction in the Florida manual premium rates.

Revenues from state unemployment taxes and other revenues decreased to $2.7 million for the three months ended September 30, 2008 from $3.4 million for the three months ended September 30, 2007, representing a decrease of $0.6 million or 18.7%. The decrease was primarily due to the decrease in wages that provide unemployment tax revenue to the Company.

Cost of Services

The following table presents certain information related to the Company’s cost of services from continuing operations for the three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30, 2008		September 30, 2007		% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$78,549		$85,763		(8.4)%
Workers’ compensation	7,958		10,963		(27.4)%
State unemployment taxes and other	4,278		4,673		(8.5)%
Total cost of services	$90,785		$101,399		(10.5)%

Statistical data:

Gross salaries and wages (in thousands)	$1,067,071		$1,203,050		(11.3)%
Average number of client employees paid (1)	95,717		113,146		(15.4)%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$0.84		$1.02		(17.6)%
Number of workers’ compensation claims (3)	867		1,225		(29.2)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	0.92	x	1.14	x	(19.3)%

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

Cost of services, which includes the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $90.8 million for the three months ended September 30, 2008, compared to $101.4 million for the three months ended September 30, 2007, representing a decrease of $10.6 million or 10.5%. This decrease was due to the reduction in all of the cost of services components as described below.

The cost of providing health and welfare benefits to clients’ employees for the three months ended September 30, 2008 was $78.5 million as compared to $85.8 million for the three months ended September 30, 2007, representing a decrease of $7.2 million or 8.4%. This decrease was primarily attributable to the decrease in the number of client employees participating in the health and welfare benefit plans and was partially offset by higher cost of health benefits.  In addition, the third quarter of 2008 was favorably impacted by the recognition of a health benefit surplus of $0.9 million based upon favorable claims experience.  The Company expects that price increases implemented in conjunction with healthcare renewals effective October 1, 2008 and the continuation of current claims experience will continue to favorably impact healthcare costs during 2008.

Workers’ compensation costs were $8.0 million for the three months ended September 30, 2008, as compared to $11.0 million for the three months ended September 30, 2007, representing a decrease of $3.0 million or 27.4%. Workers’ compensation costs decreased in the third quarter of 2008 primarily due to the approximate 15.4% reduction in the average number of client employees paid and related reduction in wages and claims. The three months ended September 30, 2008 and 2007 were also favorably impacted by the reduction in the prior years’ workers’ compensation loss estimates of approximately $3.3 million and $4.1 million, respectively, as a result of continued favorable claims development for those prior open policy years. The Company expects that if current claims development trends continue, this will have a favorable impact on workers’ compensation costs for the remainder of 2008.

State unemployment taxes and other costs were $4.3 million for the three months ended September 30, 2008, compared to $4.7 million for the three months ended September 30, 2007, representing a decrease of $0.4 million or 8.5%. The decrease in the Company’s co-employed client employees and related taxable wages were substantially offset by an increase in state unemployment tax rates beginning January 1, 2008, that were not passed along to clients.

Operating Expenses

The following table presents certain information related to the Company’s operating expenses from continuing operations for the three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30, 2008	September 30, 2007	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$18,552	$20,768	(10.7)%
Other general and administrative	12,170	13,918	(12.6)%
Depreciation and amortization	4,093	3,898	5.0%
Total operating expenses	$34,815	$38,584	(9.8)%

Statistical data:
Internal employees at quarter end	781	869	(10.1)%

Total operating expenses were $34.8 million for the three months ended September 30, 2008 as compared to $38.6 million for the three months ended September 30, 2007, representing a decrease of $3.8 million or 9.8%.

Salaries, wages and commissions were $18.6 million for the three months ended September 30, 2008 as compared to $20.8 million for the three months ended September 30, 2007, representing a decrease of $2.2 million or 10.7%. The decrease is primarily a result of the net effect of the reduction in management and support personnel that occurred throughout 2007 and the first three quarters of 2008 and was partially offset by the annual increase in wages. Included in salaries, wages and commissions for the three months ended September 30, 2008 are severance costs of approximately $0.9 million related to cost alignment initiatives as compared to severance wages of approximately $1.6 million for the three months ended September 30, 2007 also related to cost alignment initiatives.

Other general and administrative expenses were $12.2 million for the three months ended September 30, 2008 as compared to $13.9 million for the three months ended September 30, 2007, representing a decrease of $1.7 million or 12.6%. The decrease occurred across all major components of general and administrative expenses and is attributable to cost alignment measures taken during 2007and 2008. Included in other general and administrative expenses for the three months ended September 30, 2008 are costs related to branch consolidations and reduction in staffing levels of approximately $0.4 million as compared to costs related to staffing reductions of $0.7 million for the three months ended September 30, 2007.

Depreciation and amortization expenses were $4.1 million for the three months ended September 30, 2008 compared to $3.9 million for the three months ended September 30, 2007, representing an increase of $0.2 million or 5.0%. The increase is primarily attributable to the amortization of technology assets capitalized during 2007 and 2008.

The Company continues to review its overhead cost structure to ensure alignment with its business development.

Income Taxes

For the three months ended September 30, 2008, income tax expense was $0.6 million compared to income tax expense of $1.5 million for the three months ended September 30, 2007.  The decrease in income tax expense is primarily a function of the reduction in income from continuing operations.  The Company’s effective tax rate for the three months ended September 30, 2008 and 2007 was (46.9%) and 32.1%, respectively.  The Company’s effective tax rates differed from the statutory federal tax rates because of the impact of state taxes, federal tax credits and discrete tax adjustments made during the third quarter of 2008. The majority of the discrete tax adjustments made during the third quarter of 2008 related to $456 of interest expense recorded for estimated net additional taxes due determined in connection with the ongoing Internal Revenue Service examination of the Company’s 2004 income tax return.

Gross Profit, Operating (Loss) Income, (Loss) Income from Continuing Operations and Diluted (Loss) Earnings Per Share from Continuing Operations

As a net result of the factors described above, the following table summarizes the changes in gross profit, operating (loss) income, (loss) income from continuing operations and diluted (loss) earnings per share from continuing operations:

	Three Months Ended
	September 30, 2008	September 30, 2007	% Change
	(in thousands, except per share and statistical data)
Gross profit	$34,292	$44,116	(22.3)%
Operating (loss) income	$(523)	$5,532	(109.5)%
(Loss) income from continuing operations	$(1,772)	$3,209	(155.2)%
Diluted (loss) earnings per share from continuing operations	$(0.07)	$0.13	(153.8)%
Statistical data:
Annualized gross profit per average number of client employees paid (1)	$1,433	$1,560	(8.1)%
Annualized operating (loss) income per average number of client employees paid (1)	$(22)	$196	(111.2)%

(1)   Annualized statistical information is based upon actual period-to-date amounts, which have been annualized (divided by three and multiplied by twelve) and then divided by the average number of client employees paid.

Discontinued Operations

The loss from discontinued operations for the three months ended September 30, 2008 was $0.3 million ($0.2 million net of income tax) compared to a loss of $1.2 million ($0.8 million net of income tax) for the three months ended September 30, 2007.  The decrease in the loss of $0.9 million was primarily a result of the exit from the Gevity Edge Select business.  The Company’s operations related to Gevity Edge Select ceased on June 30, 2008.  The Company does not expect to incur any further significant costs related to the exit of this business.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue

The following table presents certain information related to the Company’s revenues from continuing operations for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30, 2008	September 30, 2007	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$86,529	$108,115	(20.0)%
Employee health and welfare benefits	244,278	261,853	(6.7)%
Workers’ compensation	46,056	63,562	(27.5)%
State unemployment taxes and other	18,568	22,047	(15.8)%
Total revenues	$395,431	$455,577	(13.2)%

Statistical data:
Gross salaries and wages (in thousands)	$3,194,314	$3,636,023	(12.1)%
Client employees at period end	104,278	118,728	(12.2)%
Clients at period end (1)	5,983	7,020	(14.8)%
Average number of client employees/clients at period end	17	17	n/a
Average number of client employees paid (2)	98,044	114,826	(14.6)%
Annualized average wage per average client employees paid (3)	$43,441	$42,221	2.9%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (4)	$1.62	$1.96	(17.3)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (4), (5)	$1.77	$2.17	(18.4)%
Annualized professional service fees per average number of client employees paid (3)	$1,177	$1,255	(6.2)%
Client employee health benefits participation	37%	37%	n/a

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

For the nine months ended September 30, 2008, total revenues were $395.4 million compared to $455.6 million for the nine months ended September 30, 2007, representing a decrease of $60.1 million or 13.2%. This decrease was a result of the reduction in all revenue components as described below.

As of September 30, 2008, the Company served 5,983 clients, as measured by each client’s FEIN, with 104,278 active client employees. This compares to 7,020 clients, as measured by each client’s FEIN, with 118,728 active client employees at September 30, 2007.  The average number of client employees paid by month was 98,044 for the nine months ended September 30, 2008 compared to 114,826 for the nine months ended September 30, 2007.  The declines in client and client employee metrics were attributable to the impact of higher than expected client and client employee attrition levels during 2007 and the first three quarters of 2008 primarily as a result of poor economic conditions, and lower than expected production levels during 2007 and 2008. In addition, during the first nine months of 2008, the Company terminated approximately 240 unprofitable clients (impacting approximately 4,500 client employees) in an effort to improve overall earnings in the long-term.

Revenues from professional service fees decreased to $86.5 million for the nine months ended September 30, 2008, from $108.1 million for the nine months ended September 30, 2007, representing a decrease of $21.6 million or 20.0%. The decrease was primarily due to the overall decrease in the average number of client employees paid as discussed above. Annualized professional service fees per average number of client employees paid decreased by 6.2%, from $1,255 for the nine months ended September 30, 2007 to $1,177 for the nine months ended September 30, 2008. This decrease was primarily attributable to general market dynamics and the impact of the 2008 terminations of unprofitable clients which, despite having a negative impact on gross profit, generally had higher professional service fee levels.

Revenues for providing health and welfare benefits for the nine months ended September 30, 2008 were $244.3 million as compared to $261.9 million for the nine months ended September 30, 2007, representing a decrease of $17.6 million or 6.7%. Health and welfare benefit plan revenues decreased due to the decrease in the average number of participants in the Company’s health and welfare benefit plans of approximately 14.4% and was partially offset by the increase in health insurance premiums as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.

Revenues for providing workers’ compensation insurance coverage decreased to $46.1 million for the nine months ended September 30, 2008, from $63.6 million for the nine months ended September 30, 2007, representing a decrease of $17.5 million or 27.5%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the nine months ended September 30, 2008, were 1.62% as compared to 1.96% for the same period in 2007, representing a decrease of 17.3%. Workers’ compensation revenue decreased in the first three quarters of 2008 primarily due to a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in January 2008 and a decrease in the number of clients that participate in the Company’s workers’ compensation program. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 18.4% during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates primarily reflects the reduction in the Florida manual premium rates.

Revenues from state unemployment taxes and other revenues decreased to $18.6 million for the nine months ended September 30, 2008 from $22.0 million for the nine months ended September 30, 2007, representing a decrease of $3.5 million or 15.8%. The decrease was primarily due to the decrease in wages that provide unemployment tax revenue to the Company.

Cost of Services

The following table presents certain information related to the Company’s cost of services from continuing operations for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30, 2008		September 30, 2007		% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$241,607		$259,252		(6.8)%
Workers’ compensation	22,208		34,883		(36.3)%
State unemployment taxes and other	25,164		25,769		(2.3)%
Total cost of services	$288,979		$319,904		(9.7)%

Statistical data:

Gross salaries and wages (in thousands)	$3,194,314		$3,636,023		(12.1)%
Average number of client employees paid (1)	98,044		114,826		(14.6)%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$0.78		$1.07		(27.1)%
Number of workers’ compensation claims (3)	2,666		3,531		(24.5)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	0.94	x	1.09	x	(13.8)%

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

Cost of services, which includes the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $289.0 million for the nine months ended September 30, 2008, compared to $319.9 million for the nine months ended September 30, 2007, representing a decrease of $30.9 million or 9.7%. This decrease was due to the reduction in all of the cost of services components as described below.

The cost of providing health and welfare benefits to clients’ employees for the nine months ended September 30, 2008 was $241.6 million as compared to $259.3 million for the nine months ended September 30, 2007, representing a decrease of $17.6 million or 6.8%. This decrease was primarily attributable to the decrease in the number of client employees participating in the health and welfare benefit plans and was partially offset by higher cost of health benefits.  In addition, the first nine months of 2008 and 2007 were favorably impacted by the recognition of a health benefit surplus of $2.7 million and $2.6 million, respectively, based upon favorable claims experience.

Workers’ compensation costs were $22.2 million for the nine months ended September 30, 2008, as compared to $34.9 million for the nine months ended September 30, 2007, representing a decrease of $12.7 million or 36.3%. Workers’ compensation costs decreased in the first nine months of 2008 primarily due to the approximate 14.6% reduction in the average number of client employees paid and related reduction in wages and claims, and the reduction in the prior years’ workers’ compensation loss estimates of approximately $13.3 million as a result of continued favorable claims development for those prior open policy years. For the nine months ended September 30, 2007, the comparable reduction in prior years’ workers’ compensation loss estimates was $12.1 million.

State unemployment taxes and other costs were $25.2 million for the nine months ended September 30, 2008, compared to $25.8 million for the nine months ended September 30, 2007, representing a decrease of $0.6 million or 2.3%. The decrease in the Company’s client employees and related taxable wages were substantially offset by an increase in state unemployment tax rates beginning January 1, 2008, that were not passed along to clients.  In addition, during the second and third quarters of 2008, the Company recorded a total of $1.1 million of state unemployment tax expense related to a settlement offer with the State of California as previously described in Note 9 to the condensed consolidated financial statements.

Operating Expenses

The following table presents certain information related to the Company’s operating expenses from continuing operations for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30, 2008	September 30, 2007	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$56,089	$62,493	(10.2)%
Other general and administrative	36,000	42,846	(16.0)%
Depreciation and amortization	11,971	11,431	4.7%
Total operating expenses	$104,060	$116,770	(10.9)%

Statistical data:
Internal employees at quarter end	781	869	(10.1)%

Total operating expenses were $104.1 million for the nine months ended September 30, 2008 as compared to $116.8 million for the nine months ended September 30, 2007, representing a decrease of $12.7 million or 10.9%.

Salaries, wages and commissions were $56.1 million for the nine months ended September 30, 2008 as compared to $62.5 million for the nine months ended September 30, 2007, representing a decrease of $6.4 million or 10.2%. The decrease is primarily a result of the net effect of the reduction in management and support personnel that occurred throughout 2007 and 2008 and was partially offset by the annual increase in wages. Additionally, severance costs were approximately $2.1 million during the nine months ended September 30, 2008 compared to severance costs incurred during the nine months ended September 30, 2007 of $3.3 million and are primarily related to cost alignment efforts that have occurred throughout the periods.

Other general and administrative expenses were $36.0 million for the nine months ended September 30, 2008 as compared to $42.8 million for the nine months ended September 30, 2007, representing a decrease of $6.8 million or 16.0%. The decrease occurred across most major components of general and administrative expenses and is attributable to cost alignment measures taken during 2007 and the first nine months of 2008.  Included in other general and administrative expenses for the nine months ended September 30, 2008 are approximately $1.6 million of expenses related to cost alignment initiatives including employee outplacement benefits and costs associated with field office consolidations.

Depreciation and amortization expenses were $12.0 million for the nine months ended September 30, 2008 compared to $11.4 million for the nine months ended September 30, 2007, representing an increase of $0.5 million or 4.7%. The increase is primarily attributable to the amortization of technology assets capitalized during 2007 and 2008.

The Company continues to review its overhead cost structure to ensure alignment with its business development.

Income Taxes

For the nine months ended September 30, 2008, the Company had an income tax expense of $0.7 million compared to income tax expense of $6.0 million for the nine months ended September 30, 2007. The change is primarily due to the reduction in income from continuing operations for the first nine months of 2008 compared to the first nine months of 2007. The Company’s effective tax rate for the nine months ended September 30, 2008 and 2007 was 114.1% and 34.2%, respectively.  The Company’s effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits as well as discrete tax adjustments recorded during the third quarter of 2008 as previously discussed.

Gross Profit, Operating Income, (Loss) Income From Continuing Operations and Diluted Earnings Per Share From Continuing Operations

As a net result of the factors described above, the following table summarizes the changes in gross profit, operating income, (loss) income from continuing operations and diluted earnings per share from continuing operations:

	Nine Months Ended
	September 30, 2008	September 30, 2007	% Change
	(in thousands, except per share and statistical data)
Gross profit	$106,452	$135,673	(21.5)%
Operating income	$2,392	$18,903	(87.3)%
(Loss) income from continuing operations	$(88)	$11,457	(100.8)%
Diluted earnings per share from continuing operations	$—	$0.47	(100.0)%
Statistical data:
Annualized gross profit per average number of client employees paid (1)	$1,448	$1,575	(8.1)%
Annualized operating income per average number of client employees paid (1)	$33	$219	(84.9)%

(1)   Annualized statistical information is based upon actual period-to-date amounts, which have been annualized (divided by nine and multiplied by twelve) and then divided by the average number of client employees paid.

Discontinued Operations

The loss from discontinued operations was $5.3 million ($3.3 million net of income tax) for the nine months ended September 30, 2008 compared to $2.9 million ($1.8 million net of income tax) for the nine months ended September 30, 2007.  The increase in the loss of $2.4 million was primarily attributable to $3.0 million of exit costs for contract termination costs, severance benefits and goodwill impairment directly attributable to the Company’s decision to exit the Gevity Edge Select business.  The Company’s operations related to Gevity Edge Select ceased on June 30, 2008.  The Company does not expect to incur any further significant costs related to the exit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

General

The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its collateralization requirements for insurance coverage, purchases of shares of its common stock under its share repurchase program (see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for information regarding the suspension of the Company’s share repurchase program), the potential for expansion of its HR outsourcing portfolio through acquisitions, payment of dividends, possible acquisitions of businesses complementary to the business of the Company, and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to obtain additional capital from either private or public sources.

The Company currently believes that its current cash balances, cash flow from operations and the existing credit facility will be sufficient to meet its operational requirements for the next 12 months, excluding cash required for acquisitions, if any. The Company has a secured credit facility for $85.0 million with Bank of America, N.A. and Wachovia, N.A. (the “Lenders”) of which $32.5 million was outstanding as of September 30, 2008. See Note 8 to the condensed consolidated financial statements contained in this Form 10-Q for additional information regarding the Company’s credit facility. On February 25, 2008, the Company entered into the Third Amendment to Amended and Restated Credit Agreement (“Third Amendment”). The Third Amendment provides for the grant of security interests and liens in substantially all the property and assets (with agreed upon carveouts and exceptions) of the Company to the Lenders. The Third Amendment also provides for an automatic decrease of the aggregate revolving commitment of the credit facility from $100.0 million to $85.0 million on September 30, 2008. The Third Amendment includes additional covenants and amends certain financial covenants and negative covenants with an effective date of December 31, 2007. These include the maintenance of a minimum consolidated net worth, a maximum consolidated adjusted leverage ratio, a minimum consolidated fixed charge coverage ratio of 1.25:1.0, minimum monthly cumulative EBITDA requirements (for 2008 only), and a ceiling on consolidated capital expenditures. The revised covenants set forth in the Third Amendment also restrict the Company’s ability to repurchase shares of its capital stock in certain circumstances and make acquisitions and require the Company to provide certain period reports relating to budget and profits and losses, intellectual property and insurance policies. Each of these covenants is based on defined terms and contains exceptions set forth in the credit agreement, as amended. The Company was in compliance with all of the covenants under the credit agreement at September 30, 2008. The ability to draw funds under the credit agreement is dependent upon meeting the aforementioned financial covenants. Additionally, the level of compliance with the financial covenants determines the maximum amount available to be drawn. At September 30, 2008, $32.5 million was outstanding under the credit facility and the maximum facility available to the Company was approximately $66.4 million. The Company is not currently aware of any inability of our Lenders to provide access to the full commitment of funds that exist under our credit facility, if necessary. However, due to recent economic conditions and the deteriorating business climate facing financial institutions, there can be no assurance that such facility will be available to the Company, even though it is a binding commitment.

Pursuant to the terms of the credit agreement, the obligations of the Company may be accelerated upon the occurrence and continuation of an Event of Default. Such events include the following: (i) the failure to make principal, interest or fee payments when due (beyond applicable grace periods); (ii) the failure to observe and perform certain covenants contained in the credit agreement; (iii) any representation or warranty made by the Company in the credit agreement or related documents proves to be incorrect or misleading in any material respect when made or deemed made; and (iv) other customary events of default. If current operating trends continue, the Company may not be able to meet one of its four covenants (the monthly cumulative EBITDA covenant as defined in the credit agreement) during the fourth quarter of 2008 and may need to seek a waiver of this covenant.  The monthly cumulative EBITDA covenant is only in effect through December 31, 2008 and is not required after December 31, 2008.  If the Company requires a waiver in the fourth quarter of 2008 and the waiver is not obtained, this may have a material impact on the Company’s cash flow and ability to conduct its operations.

The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees and the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee, which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; (iv) workers’ compensation insurance charges (if applicable); and (v) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on coverage levels elected by the client and the client employees. Included in the Company’s billings from continuing operations during the first nine months of 2008 were salaries, wages and payroll taxes of client employees of approximately $3.4 billion. The billings to clients are managed from a cash flow perspective so that a matching generally exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of each of the Company’s PSA’s, the Company is obligated to make certain wage, tax and regulatory payments even if the related payments are not made by its clients.  Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client and generally, the Company has the right to immediately terminate the client relationship for non-payment. To the extent this objective is not achieved, short-term cash requirements as well as bad debt expense can be significant and the results of operations and cash flow may potentially be impacted.  In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

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

At September 30, 2008, the Company had $21.3 million in total cash and cash equivalents and restricted marketable securities, of which $12.5 million was unrestricted. At September 30, 2008, the Company had pledged $8.8 million of restricted marketable securities in collateral trust arrangements issued in connection with the Company’s workers’ compensation and certain general insurance coverage as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Short-term marketable securities - restricted:
General insurance collateral obligations – AIG	$4,810	$4,702
HRA escrow	—	1,400
Total short-term marketable securities – restricted	4,810	6,102

Long-term marketable securities restricted:
Workers’ compensation collateral – AIG	4,025	3,934
Total long-term marketable securities – restricted	4,025	3,934
Total restricted assets	$8,835	$10,036

During the third quarter of 2008, the Company reached a settlement with the former HRAmerica Inc, (“HRA”) owners that resulted in the release to Gevity of the $1.4 million held in escrow related to purchase price contingencies for the February 16, 2007 acquisition of HRA.

The Company’s obligation to Blue Cross Blue Shield of Florida, Inc. and its subsidiary Health Options, Inc. (together “BCBSF/HOI”) under its current contract requires an irrevocable letter of credit (“LOC”) in favor of BCBSF/HOI in an initial amount of $5.0 million on October 1, 2008, and shall be increased monthly by approximately $1.0 million over a seven month period until it reaches $11.8 million on May 1, 2009.

The Company does not anticipate any additional collateral obligations to be required in 2008 for its workers’ compensation arrangements.

As of September 30, 2008, the Company has recorded a $120.9 million receivable from AIG representing workers’ compensation premium payments made to AIG related to program years 2000 through the third quarter of 2008 in excess of the present value of the estimated claims liability.  This receivable represents a significant concentration of credit risk for the Company. Gevity has various commercial insurance relationships with AIG Commercial Insurance Group, Inc. (“AIG CI”), a subsidiary of AIG, including our workers’ compensation program.  AIG CI has publicly stated as recently as September 30, 2008, that it remains well-capitalized and financially secure, with ample resources to pay policyholder claims.  The issues that have evolved at AIG relate to entities outside of their commercial insurance division. The AIG insurance companies are regulated by state law and their affairs overseen by state insurance commissioners.  Those laws are designed in part to assure that regulated insurance companies are operated on a financially sound basis and their assets are protected from the financial problems of non-insurance affiliates. Under state insurance regulations, the assets of the AIG insurance subsidiaries are protected from the creditors of the parent company. Additionally, as of November 7, 2008, AIG CI’s financial strength rating by A.M. Best is an “A”.  Accordingly, the Company does not believe that the current financial condition of AIG will have a material adverse effect on AIG CI or the Company’s workers’ compensation receivable as of September 30, 2008.

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

The Company and the State of California entered into negotiations in May 2008 in an attempt to resolve the dispute.  As a result, Gevity proposed a settlement offer in June 2008 that included a cash payment offer of $1.2 million, conceding to the State’s higher overall unemployment tax rate for tax years 2007 – 2008, along with revisions to its unemployment tax reporting methods for post 2008 tax years in consideration for the State’s withdrawal of the existing assessment for 2004 -2006 (the “ Settlement Offer”).  The Settlement Offer is currently under review by the State.  The Company’s financial statements for the nine months ended September 30, 2008 reflect a charge of $1.1 million within cost of services, reflecting estimated amounts due in connection with additional unemployment tax costs for the term January 1, 2007 – September 30, 2008 should the State of California accept the Settlement Offer.   In the event that the Company is not able to reach a settlement with the State of California, the Company believes it has valid defenses regarding the assessments and will vigorously challenge the assessments.

Cash Flows from Operating Activities

At September 30, 2008, the Company had net working capital of $7.4 million, including restricted funds classified as short-term of $4.8 million, compared to a net working capital deficit of $26.2 million as of December 31, 2007, including $6.1 million of restricted funds classified as short-term. The increase in working capital during the first nine months of 2008 was primarily due to the reduction in accrued payroll taxes as a result of the reduction in client employees as well as timing differences related to the day of the week that the quarter ended on and the increase in the use of cash from the revolving credit facility to pay down liabilities.

Net cash used in operating activities was $12.5 million for the nine months ended September 30, 2008 as compared to net cash provided by operating activities of $9.7 million for the nine months ended September 30, 2007, representing an increase in net cash used in operating activities of $22.2 million. Cash flows from operating activities are significantly impacted by the timing of client payrolls, the day of the week on which a fiscal period ends and the existence of holidays at or immediately following a period end. The overall increase in cash used in operating activities was primarily due to net timing differences as well as the overall reduction in net income related to the reduction in client employees.

During the nine months ended September 30, 2008, the Company received $35.1 million of loss fund collateral premium refunds from AIG in connection with its annual loss fund true-up ($33.1 million in the third quarter.)   The Company expects to receive approximately $4.6 million from AIG in the fourth quarter of 2008 related to the annual premium expense audit.  If current workers’ compensation trends continue, the Company expects to receive approximately $19.4 million during the third quarter of 2009 as a net return of premiums in connection with the annual loss fund collateral true-ups related to the 2000-2008 program years.   In addition, in the third quarter of 2008, AIG agreed to a reduction of the 2008 loss fund collateral premium payments by $13.9 million based upon favorable loss trends and the sufficiency of the overall loss collateral funds held by AIG related to all policy years. This reduction relieves the Company from making loss fund collateral premium payments to AIG in the fourth quarter of 2008.

The Company is currently negotiating with AIG and CNA regarding the potential  release during 2009 of a substantial amount of loss fund collateral relating to excess collateral held by AIG for the 2000-2002 policy years.  The Company has not reclassified this amount into short-term receivable at September 30, 2008.

Additional releases of premiums by AIG are also anticipated in future years if such trends continue.  The Company believes that it has provided AIG a sufficient amount of cash to cover its short-term and long-term workers compensation obligations related to open policy years.

Cash Flow from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2008 of $0.7 million, includes approximately $1.9 million for capital expenditures primarily for technology-related items and $0.2 million for purchases of marketable securities. These amounts are partially offset by proceeds from the return of $1.4 million previously held in an escrow account for purchase price contingencies in the HRA acquisition. This compares to cash used in investing activities for the nine months ended September 30, 2007 of $16.4 million, which includes approximately $10.9 million related to the February 16, 2007 acquisition of HRA ($9.5 million of cash and related acquisition costs and $1.4 million included in marketable securities purchases for purchase price contingencies held in an escrow account). In addition the Company spent approximately $5.2 million for capital expenditures primarily for technology-related items including approximately $1.7 million of capital expenditures made by the Company in 2006 and paid for in 2007.  The Company expects to spend approximately $5.5 million on capital expenditures in 2008 primarily for the purchase of technology-related items. Capital expenditures are expected to be funded through operations, leasing arrangements or from the Company’s revolving credit facility.

Cash Flow from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2008 of $15.7 million was primarily a result of $15.1 million of net borrowings under the revolving credit facility; $4.0 million received upon the exercise of 1,003,625 stock options and the purchase of 40,479 shares of common stock under the Company’s employee stock purchase plan; and $1.3 million related to excess tax benefits received by the Company for its share-based arrangements. These amounts were partially offset by $4.4 million of cash dividends paid and $0.3 million of capital lease payments.

This compares to cash used in financing activities for the nine months ended September 30, 2007 of $15.1 million, primarily a result of $20.5 million of net borrowings under the revolving credit facility; $1.0 million received upon the exercise of 82,242 stock options and the purchase of 20,301 shares of common stock under the Company’s employee stock purchase plan; and $0.3 million related to excess tax benefits received by the Company for its share-based arrangements.  These amounts were offset by the use of $30.3 million to repurchase 1,543,121 shares of the Company’s common stock under its stock repurchase programs (see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a discussion of the current stock repurchase program) and $6.5 million of cash dividends paid.

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

ITEM 1A.               Risk Factors

There have been no material changes from the information previously provided under “Item 1A.  Risk Factors,” in the Form 10-K other than indicated below.  See also “Cautionary Note Regarding Forward-Looking Statements” included in “Part 1. Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

Our workers’ compensation coverage is provided by AIG CI.  Our workers’ compensation receivable from AIG CI represents a significant concentration of credit risk.  If AIG CI were unable to pay our claims or return our excess loss fund collateral that comprises our workers’ compensation receivable, our results of operation, financial condition and cash flows would be materially and adversely affected.

As of September 30, 2008, we have a net workers’ compensation receivable from AIG CI of $120.9 million for premium payments made to AIG CI for program years 2000-2008 in excess of the present value of the estimated claims liability and the related accrued interest receivable on those payments.  If AIG CI were to cease operations or otherwise default on their obligations we may not be able to recover our receivable and the payment of our claims could be significantly impaired. This would have a material and adverse effect on our results of operations, financial condition and cash flows.

Disruptions in the financial markets, exposure to sub-prime mortgage securities and adverse action by rating agencies could adversely affect the financial stability of certain insurance companies.  As a result, the ability of the insurance companies to pay claims could be significantly impaired.  AIG has been negatively impacted by the current economic crisis.  However, AIG has publicly stated that its regulated member insurance company subsidiaries remain well capitalized and financially secure and current insurance agency ratings are strong.  We do not believe that the current financial condition of AIG will have a material adverse effect on the ability of its regulated insurance company subsidiaries to pay out claims or return excess collateral.

Current economic conditions, particularly in our Florida markets, may inhibit new sales growth and negatively impact our current clients, causing them to reduce staffing levels or cease operations.

The current economic downturn is negatively impacting small and medium size businesses, which constitute our primary markets, inhibiting their growth as well as their access to capital.  In turn, these businesses are cutting costs, including trimming employees from their payrolls, or ceasing operations.  This negatively impacts our revenues, as we rely on a “per employee” professional service fee from our clients and could potentially materially impact the amount of our bad debt expense.  In addition, businesses are more reluctant to enter into new service agreements because of the uncertainty regarding the timing of any economic recovery.

The financial markets have recently experienced significant turmoil which may negatively impact our liquidity, our ability to obtain financing and our ability to process transactions through the banking system.

Our liquidity and our ability to obtain financing may be negatively impacted if one of our Lenders under our credit facility, or another financial institution, suffers liquidity issues.  In such an event, we may not be able to draw on all, or a substantial portion of our credit facility or timely process payroll and collection transactions through the banking system.  Also, if we attempt to obtain future financing in addition to our current credit facility, the credit market turmoil could negatively impact our ability to obtain such financing which would materially adversely affect our operations and our financial condition.

ITEM 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases during the three months ended September 30, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ 000’s) (1), (2), (3)
7/01/2008 – 7/31/2008	—	—	—	$51,396
8/01/2008 – 8/31/2008	—	—	—	$51,396
9/01/2008 – 9/30/2008	—	—	—	$51,396
Total	—	—	—

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

10.1

Employment Agreement between Gevity HR, Inc. and Michael J. Lavington dated September 15, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2008 and incorporated herein by reference.)

10.2

Change in Control Severance Agreement between Gevity HR, Inc. and Michael J. Lavington dated September 15, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 16, 2008 and incorporated herein by reference.)

10.3

Healthcare Benefits Contract Among Blue Cross/Blue Shield of Florida, Inc., Health Options, Inc., and the Company, effective October 1, 2008 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) *

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

GEVITY HR, INC.

Dated: November 10, 2008	/s/ GARRY J. WELSH
Garry J. Welsh
Chief Financial Officer
(Principal Financial and Accounting Officer)