Form 10-K
period 2008-12-31
GEVITY HR INC
filed 2009-03-16
CIK 1035185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-22701

GEVITY HR, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0735612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9000 Town Center Parkway
Bradenton, Florida	34202
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code):

(941) 741-4300

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Common Stock Purchase Rights

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in  Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company)☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price per share for the registrant’s common stock as reported on the Nasdaq Global Select Market, was approximately $106.5 million.

The number of shares of the registrant’s common stock, outstanding as of February 28, 2009, was 24,725,617.

DOCUMENTS INCORPORATED BY REFERENCE

PART III — Portions of the registrant’s definitive Proxy Statement relating to the 2009 Annual Meeting of Shareholders of Gevity HR, Inc. are incorporated herein by reference in Part III of this report or will be provided by an amendment to this report.

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

PART I

ITEM 1.  BUSINESS

General

Gevity HR, Inc. (“Gevity” or the “Company”) specializes in providing small- and medium-sized businesses nationwide with a wide-range of competitively priced payroll, insurance and human resource (“HR”) outsourcing services.   Businesses partner with Gevity to focus their resources on what matters most — running a profitable business. Our commitment to Service First supports our delivery of solutions that enable businesses to:

•                  Improve their bottom line by stabilizing and controlling costs;

•                  Manage and reduce compliance risk;

•                  Retain and develop the right employees; and

•                  Save time by reducing payroll and administrative workload.

Our solutions are designed to serve the needs of these businesses and are delivered with a personal touch through our team of local and national HR professionals. Our HR professionals provide each employee with support previously only available at much larger companies.

Gevity is a professional employer organization (“PEO”), which means the Company provides certain HR-related services and functions for clients under what is referred to as a co-employment arrangement. Under the co-employment arrangement, Gevity assumes certain HR/employment-related responsibilities, as provided for by a professional services agreement (“PSA”) and as may be required under certain state laws. The co-employment relationship allows the PEO to become an employer of record and administrator for matters such as employment tax and insurance-related paperwork as well as relieving the client of these time-consuming administrative burdens. Because a PEO can aggregate a number of small clients into a larger pool, the PEO is able to create economies of scale — enabling smaller businesses to get competitively priced benefits.

The core services typically provided by a PEO are payroll processing, access to health and welfare benefits and workers’ compensation coverage. In addition to these core offerings, the Company’s Gevity Edge™ PEO solution provides value-adding HR services such as employee retention programs, new hire support, employment practices liability insurance coverage and performance management programs, all designed to help clients effectively grow their businesses. Gevity is one of few PEOs with dedicated field-based

HR Consultants. The Company’s HR Consultants work directly with clients to provide HR expertise and HR strategies that can help drive their business forward, while lowering potential exposure to HR-related claims.

Gevity also provided services to its clients through a non co-employment relationship program, which was subsequently discontinued. The non co-employment relationship between Gevity and its clients was also governed by a PSA.  Under the non co-employment PSA, the employment related liabilities remained with the client and the client was responsible for its own workers’ compensation insurance and health and welfare plans.  The Company assumed responsibility for payroll administration (including payroll processing, payroll tax filing and W-2 preparation) and provided access to all of its HR services.  This option became known as Gevity Edge Select™ and prior to 2007 did not have a significant impact on the Company’s results of operations or financial position.  During 2007 the Company increased its investment in Gevity Edge Select beginning with the acquisition of the payroll processing firm HRAmerica, Inc. (“HRA”) on February 16, 2007 for approximately $9.5 million. The Company acquired from HRA certain assets, including its client portfolio of approximately 145 clients (as measured by Federal Employer Identification Number (“FEIN”) with approximately 16,000 client employees. Approximately 14,700 non co-employed client employees were acquired as of the date of the acquisition and approximately 1,300 co-employed client employees (8 clients) were acquired with an effective date of April 1, 2007. The acquisition provided the Company with technology and processes to enhance its non co-employment model, Gevity Edge Select.  In addition to the purchase of HRA, contracts with a national provider for benefits administration and with national and regional brokers for insurance distribution had been signed in support of Gevity Edge Select.

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

The Company serves a diverse client base of small and medium-sized businesses in a wide variety of industries. The Company’s clients have employees located in all 50 states and the District of Columbia. As of December 31, 2008, these clients and their employees were served by a network of 32 offices in Arizona, California, Colorado, Florida, Georgia, Illinois, Minnesota, Nevada, New Jersey, New York, North Carolina, Tennessee and Texas. In addition, the Company has internal employees located onsite at certain client facilities. As of December 31, 2008, the Company served approximately 5,800 clients, as measured by individual client FEIN, with approximately 101,000 active client employees. For the year ended December 31, 2008, the Company’s top 25 clients accounted for less than 10% of its client billings, with no single client representing more than 2.2% of its client billings.

The Company’s operations are conducted through a number of wholly-owned subsidiaries. The terms “Company” or “Gevity” as used in this report includes Gevity HR, Inc. and its subsidiaries.

The Company was incorporated in Florida and consummated its initial public offering in 1997.

Potential Acquisition of Gevity

     On March 4, 2009, Gevity, TriNet Group, Inc. (“TriNet”) and Gin Acquisition, Inc., a wholly owned subsidiary of TriNet (“Merger Sub”), entered into a Merger Agreement (the “Merger Agreement”). Under the Merger Agreement, Merger Sub will be merged with and into Gevity (the “Merger”) with Gevity surviving the Merger as a wholly owned subsidiary of TriNet. Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock of Gevity issued and outstanding immediately prior to the effective time (other than common shares held by TriNet or Merger Sub or any of their affiliates) will be automatically converted into the right to receive $4.00 in cash. The transaction is not subject to a financing condition.

     The consummation of the Merger is subject to various customary conditions, including Gevity shareholder approval, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain other state regulatory approvals.     The Merger Agreement contains customary representations and warranties between Gevity, TriNet and Merger Sub. The Merger Agreement also contains customary covenants and agreements, including covenants relating to (a) the conduct of Gevity’s business between the date of the signing of the Merger Agreement and the closing of the Merger, (b) non-solicitation of competing acquisition proposals and (c) the efforts of the parties to cause the Merger to be completed. The Merger Agreement contains certain termination rights and provides that, upon or following the termination of the Merger Agreement, under specified circumstances involving a competing acquisition proposal, Gevity may be required to pay TriNet a termination fee of $2.95 million and up to $1.0 million of expenses.

     Concurrently with the execution and delivery of the Merger Agreement, ValueAct Capital Management, LP and certain of its affiliates (“ValueAct”) entered into a voting agreement (the “Voting Agreement”) with TriNet whereby ValueAct committed to vote for the approval of the Merger. The Voting Agreement will terminate in the event the Merger Agreement is terminated.

On March 4, 2009, Gevity and certain subsidiaries of Gevity (the “Guarantors”) entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”) with Bank of America, N.A., as administrative agent (“BOA”) and certain other lenders parties thereto (together with BOA, the “Lenders”). The Fourth Amendment amends the definition of “Change of Control” that was set forth in the Amended and Restated Credit Agreement, dated as of August 30, 2006, among Gevity, the Guarantors and the Lenders, as amended (the “Credit Agreement”), to provide that the entry into the Merger Agreement and the execution of the Voting Agreement, in and of themselves, shall not constitute a “Change of Control” for purposes of the Credit Agreement.

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

The National Association of Professional Employer Organizations (“NAPEO”) defines the PEO industry as follows:

Professional employer organizations (PEOs) enable clients to cost-effectively outsource the management of human resources, employee benefits, payroll and workers’ compensation. PEO clients focus on their core competencies to maintain and grow their bottom line.

Businesses today need help managing increasingly complex employee related matters such as health benefits, workers’ compensation claims, payroll, payroll tax compliance, and unemployment insurance claims. They contract with a PEO to assume these responsibilities and provide expertise in human resources management. This allows the PEO client to concentrate on the operational and revenue-producing side of its operations.

A PEO provides integrated services to effectively manage critical human resource responsibilities and employer risks for clients. A PEO delivers these services by establishing and maintaining an employer relationship with the employees at the client’s worksite and by contractually assuming certain employer rights, responsibilities, and risk.

PEOs provide:

•  Relief from the burden of employment administration;

•  A wide range of personnel management solutions through a team of professionals;

•  Improved employment practices, compliance and risk management to reduce liabilities;

•  Access to a comprehensive employee benefits package, allowing clients to be competitive in the labor market; and

•  Assistance to improve productivity and profitability.

Professional Services Provided by the Company

The Company provides a broad range of tools and services to its clients. These tools and services are primarily offered to the Company’s clients on a “bundled” or all-inclusive basis. In addition to the Company’s core services, clients may elect to offer health and welfare and retirement programs to their employees. The Company provides these core tools and services to its clients through the following methods:

Payroll(1) + Payroll Administration

Services	Online Tools
Administrative processing:	Web-based HRMS(1) access For Administrators:
• Payroll processing	• Account information
• W-2 preparation and delivery	• Employee data
• Tax processing and payment	• Reports
• Paid time off processing	For Employees:
• Health and welfare plan processing	• Personal information
• Time and attendance service	• Payroll history
Unemployment claims support
Payroll and HR-related reports

Benefits(1) + Benefits Administration

Services	Online Tools
Benefits and insurance plan options	Web-based HRMS access
Retirement plan options	For Administrators:
Workers’ compensation insurance options	• Annual Benefits Enrollment
Employee Assistance Program	• Reports
For Employees:
• Benefits information

New Hire Support

Services	Online Tools
New hire forms kit	Job description creation tool
Interview process and procedures	Salary survey tool
Candidate background screening
Candidate drug testing

Policies + Procedures/Risk Management

Services	Online Tools
Policy and procedures audit	HR knowledge base tool
Risk assessment	• Law summaries
Labor law posters	• Model documents
Employment practices liability insurance	• Model company policies
Employee relations consultations	• News and trends
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

(1)                    Oracle’s Human Resource Management System (“HRMS”).

Clients

The Company had clients classified in over 500 Standard Industrial Classification (“SIC”) codes. The following table shows the Company’s client distribution by major SIC code industry grouping for the years indicated, ranked as a percentage of client billings:

	Year Ended December 31,
Percentage of Client Billings by Industry	2008	2007	2006
Finance and Professional Services	49.0%	47.3%	46.0%
Other Trade(1)	15.2	16.2	15.9
Manufacturing	12.1	11.7	12.2
Other Services/Other(2)	10.8	10.6	11.0
Construction(3)	6.2	7.8	9.1
Transportation	2.9	2.9	2.3
Restaurant Trade	2.8	2.4	2.2
Agriculture	1.0	1.1	1.3
Total	100.0%	100.0%	100.0%

(1)              The Other Trade category consists principally of motor vehicle dealers, motor vehicle supplies and parts stores, gasoline service stations, household appliance and home furnishing stores, apparel and accessory stores, sporting goods stores, hardware stores, furniture stores, grocery stores and various other retail stores and dealers.

(2)              The Other Services/Other category consists principally of personal services (e.g., laundry and dry cleaning, beauty and barber shops), hotel and lodging services, building cleaning and maintenance, car washes, amusement and recreation services, child day care services and miscellaneous repair services.

(3)              The Construction category consists principally of general contracting and other trade work, such as heating, ventilation, air-conditioning, plumbing, electrical and flooring. This category does not include workers engaged in roofing or other high-elevation exposure risk activities.

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

The Company’s overall client retention rate from continuing operations for 2008 was approximately 76%. This rate is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period. The client retention rate is affected by a number of factors, including the natural instability of small businesses and the number of clients that were terminated by the Company as part of its client review program.  During 2008, the Company terminated approximately 240 unprofitable clients. Excluding these managed terminations, the client retention rate related to continuing operations for 2008 was approximately 78%.

All of the Company’s clients are required to enter into a professional services agreement, which generally provides for an initial one-year term, subject to termination by the Company or the client at any time upon either 30 or 45 days prior written notice. Following the initial term, the contract may be renewed, terminated or continued on a month-to-month basis. Under the co-employment business service model, the Company and the client each becomes a co-employer of the client’s employees and employment-related liabilities relating to the client’s employees are contractually allocated between the Company and the client. Through Gevity Edge Select, clients were also offered the option to use the Company’s services without the Company becoming a co-employer of the client’s employees, in which case tax filings were made under the client’s FEIN and the client provided its own workers’ compensation insurance and health and welfare plans.  As discussed in “Business — General,” the Company ceased operations of the Gevity Edge Select business during 2008.

The Company retains the ability to immediately terminate the client (and co-employment relationship) upon non-payment by a client. The Company manages its credit risk through the periodic nature of payroll, client credit checks, owner guarantees, the Company’s client selection process and its right to terminate the client and the co-employment relationship with the client employees.

The Company operates as a licensed professional employer organization.  Under the professional services agreement applicable to the co-employment model, employment-related liabilities are contractually allocated between the Company and the client. For instance, the Company assumes responsibility for, and manages the risks associated with, each client’s employee payroll obligations, including the liability for payment of salaries and wages to each client employee, the payment of payroll taxes and, at the client’s option, responsibility for providing group health, welfare and retirement benefits to such individuals. These Company obligations are fixed, whether or not the client makes timely payment of the associated service fee. In this regard, unlike payroll processing service providers, the Company issues to each of the client employees payroll checks drawn on the Company’s bank accounts. The Company also reports and remits all required employment information and taxes to the applicable federal and state agencies and issues a federal Form W-2 to each client employee under the Company’s FEIN.

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

• COBRA (Consolidated Omnibus Budget Reconciliation Act of 1986) continuation coverage for employees covered under health plans sponsored by Gevity	• Professional licensing and liability • Internal Revenue Code Sections 414 (m), (n) and (o) relating to client maintained benefit plans
• Laws governing the garnishment of wages, including Title III of the Consumer Credit Protection Act	• Laws affecting the assignment and ownership of intellectual property rights or affecting the maintenance, storage and disposal of hazardous materials
• All rules and regulations governing administration, procurement and payment of all Company sponsored employee benefit plans elected by the client or client employee	• Worker Adjustment and Retraining Notification Act (WARN)
• Family and Medical Leave Act of 1993 (FMLA)*

•            Family and Medical Leave Act of 1993 (FMLA)*

•            Title VII (Civil Rights Act of 1964, as amended), Immigration Reform and Control Act, the Americans with Disabilities Act, the Age Discrimination in Employment Act, Older Workers

Benefit Protection Act

•            All federal, state, county or local laws, regulations, ordinances and statutes which regulate employees’ wage and hour matters (including the Fair Labor Standards Act), prohibit discrimination in the workplace or govern the employer/employee relationship

*            The Company and the client are each responsible for certain provisions under the terms of the act.

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

As of December 31, 2008, the Company had over 130 HR consultants with significant experience in the HR industry. Many of the Company’s HR consultants hold industry recognized certifications from organizations such as the Society for Human Resource Management.

In 2008, the Company continued to invest in both client service and technology improvement initiatives, including a Computer Telephony Integration (CTI) and Integrated Voice Response (IVR) pilot, enhancing the technology aspects of its Business Continuity Plan (BCP), strengthening the information technology security infrastructure and, automating the technology services management processes.  These investments are intended to better serve the Company’s client base, achieve a high level of client satisfaction and allow the Company to improve both the efficiency and effectiveness of its business operations.

The Company processes payroll for the majority of its client employees using Oracle’s HRMS and Payroll processing applications. The Oracle systems enable the Company to effectively manage its existing operations and maintain appropriate controls. The Oracle HRMS and Payroll systems provide the Company with the capability to promptly and accurately deliver HR services and generate comprehensive management reports. The Company’s information systems manage all data relating to client employee enrollment, payroll processing, administration, management information and other requirements of the clients’ operations. The current systems have high-volume processing capabilities that allow the Company to produce and deliver payrolls configured appropriately for its clients.

The Company continues to improve its Gevity OnLine self-service capabilities, which allow clients to input their payroll related information directly into the Company’s payroll applications via the Internet. Clients can regularly add or delete employees, view reports, and change payroll information. Gevity OnLine is integrated with the Company’s Oracle HRMS, Payroll systems, and financial reporting system, Salesforce.com, (customer relationship management solution) as well as the Company’s comprehensive line of online tools and services. The Company believes that this full integration results in improved client satisfaction, as well as improved efficiencies and operating margins for the Company. Oracle’s portal software provides the foundation, enabling a client configurable online experience, and the Company’s custom-developed software provides additional ease of use and service capabilities. The combination of the Oracle systems for access and functionality and Gevity’s proprietary online capabilities provides a unique solution capable of growing and adapting to the evolving needs of the Company’s clients.

The Company’s information technology staff consisted of 82 employees at December 31, 2008. The Company believes the development of its information technology is an integral part of achieving its growth objectives and intends to continue to invest in its technology infrastructure.

Sales and Marketing

The Company markets its services through a direct sales force which, as of December 31, 2008, consisted of 111 business development managers distributed throughout its 32 field offices. During 2008, the Company closed 11 field offices after the determination that sales and service coverage could be maintained in a more cost effective manner. The Company’s business development managers are compensated through a combination of salary and commission.

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

Competition

Gevity provides a comprehensive, full-service HR solution delivered through dedicated HR professionals and an advanced information technology platform. Gevity’s HR consultants complement its total employment management solution, providing the resources and tools found in HR departments of large companies. The Company believes this model allows it to compete favorably in the highly fragmented industry of HR outsourcing for small and medium-sized businesses in which the primary bases of competition are the scope and quality of services delivered.

The Company views its primary competitors in two categories. The first is single-point solution providers that offer only one, or a few, facets of the solution the Company provides its clients. These providers typically complement a business’ in-house HR resources. This type of competitor is exemplified by information technology outsourcers and broad-based consulting and outsourcing firms that now provide, or seek to provide, HR outsourcing services. Another example of this type of competitor is consulting companies that perform narrowly defined, individual HR related projects, such as the development of HR strategy or the installation of an HR information system. The Company believes the breadth and integrated nature of its solution positions it well against this type of competitor.

The second type of competitor identified by the Company is one that provides a more comprehensive HR solution and typically includes Administrative Service Organizations (“ASOs”), PEOs and other comprehensive HR outsourcers. These providers typically may be used in conjunction with a business’ in-house HR resources, or they may be used in replacement of a business’ in-house HR resources.  The Company believes its on-site delivery model, the cost savings it can pass along to its clients due to its size, and the breadth of its service offering create competitive advantages and allow it to compete favorably with other PEOs and HR outsourcers.

The Company believes that it operates one of the largest PEOs in the United States in terms of active client employees and revenues. Many of the businesses that utilize the co-employment business model, especially the larger ones such as Administaff, Inc. and the PEO division of Automatic Data Processing, Inc., are capitalizing on the co-employment insurance model while offering additional core HR services. The Company expects competition to increase, and competitors to develop broader service capabilities.

Vendor Relationships

The Company provides its services to its client employees under arrangements with a number of providers as described below.

Workers’ Compensation Insurance

The following is a description of the Company’s workers’ compensation insurance program, which covers all clients who are serviced under the co-employment model (unless such clients have elected to maintain their own coverage pursuant to the professional services agreement):

The Company has had a loss sensitive workers’ compensation insurance program since January 1, 2000. The program is insured by CNA Financial Corporation (“CNA”) for the 2000-2002 policy years and is insured by member insurance companies of American International Group, Inc. (“AIG”) under AIG’s Commercial Insurance Group (“AIG CI”) for the 2003-2008 policy years. These programs provide insurance coverage for claims incurred in each policy year but which may be paid out over future periods dependent upon the nature and extent of the worksite injury.  In states where private insurance is not permitted, client employees are covered by state insurance funds.

Gevity purchased fully insured workers’ compensation policies from AIG CI with varying deductible amounts (ranging from $0.5 million to $2.0 million) for the 2003 through 2008 policy years whereby AIG CI is responsible for paying the claims and the Company is responsible for paying to AIG CI the per occurrence deductible amount. In addition, during 2004, the Company purchased insurance from AIG CI to cover its workers’ compensation claims liability up to the $1.0 million per occurrence deductible level for policy years’ 2000-2002 (CNA remains the insurer on the underlying claims for these years).

The workers’ compensation program with AIG CI for policy years 2003-2008 consists primarily of two components.  The first component consists of cash paid to AIG CI during each policy year related to policy expenses and program costs. This includes premium charges (for insurance of claims in excess of the deductible and certain stop loss coverage), taxes and administration costs. The amounts charged by AIG CI are generally based upon the volume and classification of worker’s compensation payroll.  Except for the policy true-up provisions that occur 18 months after policy inception and are based upon the actual volume and classification of payrolls, as well as the claims administration cost based upon the volume of claims processed, this component is fixed and there is no return of premium.  The second component of the workers’ compensation program relates to the policy deductible.  The Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG CI to cover claims to be paid within the Company’s per occurrence deductible layer. AIG CI deposits the premiums into interest bearing loss fund collateral accounts for reimbursement of paid claims up to the per occurrence deductible amount.  Interest on the loss fund collateral accounts (which will be reduced as the reimbursement of claims are paid out over the life of the policy) accrues to the benefit of the Company at fixed annual rates as long as the program, and the interest accrued under the program, remain with AIG CI as indicated in the table below.  Information relating to the AIG CI policy years is as follows:

Program Year	Initial Loss Fund Collateral Premiums		Policy Year Deductible		Guaranteed Interest Rate	Minimum Program Life for Guaranteed Interest Rate
2003	$73.5 million	(1)	$1.0 million		2.42%	7 years
2003	$11.5 million	(1)	n/a		1.85%	7 years
2004	$111.4 million		$2.0 million	(2)	2.92%	10 years
2005	$100.0 million		$2.0 million	(2)	3.75%	10 years
2006	$90.0 million		$0.5 million		4.58%	10 years
2007	$66.5 million		$0.5 million		5.01%	10 years
2008	$55.5 million	(3)	$1.0 million		3.19%	10 years

(1)	The 2003 program year consists of two loss collateral funds totaling $85.0 million.

(2)

For policy years 2004 and 2005, reinsurance was purchased by the Company’s insurance subsidiary to effectively reduce the per occurrence deductible from $2.0 million to $1.0 million and $0.75 million, respectively.

(3)

During the fourth quarter of 2008, AIG CI agreed to defer $13.9 million of the initial loss fund collateral pay-in until after the June 30, 2009 true-up when it will be determined whether or not it is required based upon the results of the true-up calculation. This resulted in an actual loss fund collateral premium pay-in of $41.6 million.

If a program policy year is terminated prior to the end of the guarantee period, the interest rate is adjusted downward based upon a sliding scale. The 2003-2008 program years provide for an initial loss fund collateral true-up 18 months after the program inception and annually thereafter. The true-up is calculated as the product of a pre-determined loss factor and the amount of incurred claims in the deductible layer as of the date of the true-up. The true-up may result in funds being released from the AIG CI loss fund collateral accounts to the Company or may require additional loss fund collateral payments by the Company to AIG CI. During 2008, AIG CI released approximately $35.1 million, net, primarily related to the annual loss fund collateral true-up and also returned $4.7 million related the true-up of outstanding prior year premium expense audits. The Company expects to receive approximately $25.3 million from AIG CI during 2009 in connection with the June 2009 annual true-up of policy years 2003-2008.

In 2004, the Company entered into agreements with AIG CI and CNA whereby the Company paid $102.0 million to purchase insurance from AIG CI to cover the Company’s workers’ compensation claims liability up to the $1.0 million per occurrence deductible level for policy years’ 2000-2002. Of the total premium paid to AIG CI, AIG CI deposited $88.9 million into an interest bearing loss fund account held by AIG CI and $5.5 million into an interest bearing escrow account held by CNA.  The AIG CI loss fund account will be used by AIG CI to fund all claims under the program up to AIG CI’s aggregate limit.  Interest on the AIG CI loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate of 3.0% until all claims are closed. The CNA escrow account bears an interest rate based upon the rate as provided for in the facility into which it is deposited.  Any agreed upon reduction in the escrow account between CNA and AIG CI will be deposited into the AIG CI loss fund account.  During 2008 and 2007, CNA released $0.5 million and $3.8 million, respectively, of the escrow account which was deposited into the AIG CI loss fund account. AIG CI will return to the Company that portion of the loss fund account, if any, not used or retained to pay claims, including interest earned, at intervals of 36, 60, 84 and 120 months from the date of the inception of the agreement. The maximum return amount, which is based upon a pre-determined formula, at 36 and 60 months was initially limited to $5.5 million for each payment due, with no limit as to the return amount at 84 and 120 months. During 2007, AIG CI released $5.5 million to the Company in connection with the 36 month true-up. During 2008, AIG CI, CNA and the Company amended their agreement with respect to the 60 month true-up which was to occur June 30, 2009.  AIG CI agreed to replace the 60 month true-up (limited to a maximum of $5.5 million) with a 54 month true-up (with no maximum).  This amendment resulted in a revised true-up amount of $26.6 million, which was received by the Company in January 2009. The amendment was a result of favorable claims development and excess collateral amounts held in the loss fund.

In December 2008, the Company renewed its AIG CI workers’ compensation insurance policy for the 2009 program year. Under the 2009 program, the Company will be required to deposit $39.2 million into an interest bearing loss fund with a guaranteed interest rate of 0.48%  (which will reset annually) and be used by AIG CI to fund losses up to the $1.0 million per occurrence deductible level.

See further discussion of the Company’s workers’ compensation policies at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -  Critical Accounting Estimates - Workers’ Compensation Receivable/Reserves.”

Employee Benefit Plans

Following is a description of the Company’s health plans, which are offered to all clients who are served under the co-employment model who meet the minimum participation and contribution requirements:

Blue Cross and Blue Shield of Florida — Blue Cross Blue Shield of Florida, Inc. and its subsidiary Health Options, Inc. (together “BCBSF/HOI”) is the Company’s primary healthcare partner in Florida, delivering medical care benefits to approximately 17,500 Florida-based client employees. The Company’s policy with BCBSF/HOI is a minimum premium policy expiring September 30, 2009. Pursuant to this policy, the Company is obligated to reimburse BCBSF/HOI for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified in the agreement and aggregate loss coverage is provided to the Company at the level of 115% of projected claims.  The Company is required to pre-fund the estimated monthly expenses and claim liability charges of the plan by the first of each calendar month.  The estimated monthly expenses are based upon the Minimum Premium Rate and the Annual Excess liability rate, as set forth in the agreement, times the number of insureds. The monthly estimated claim liability charge is based upon an average of monthly paid claims as determined by BCBSF/HOI based on three month periods specified in the agreement.  Differences between the pre-funded amounts and actual amounts subsequently determined shall be settled in the following month. As part of the Company’s obligation to BCBSF/HOI, the Company posted an irrevocable letter of credit in favor of BSBSF/HOI in an initial amount of $5.0 million on October 1, 2008, which shall be increased monthly by approximately $1.0 million over a seven month period until it reaches $11.8 million on May 1, 2009.  As of December 31, 2008, the outstanding letter of credit balance was $7.0 million.

Aetna Health, Inc. — Outside of the state of Florida, Aetna Health, Inc. (“Aetna”) is the Company’s largest medical care benefits provider for approximately 17,000 client employees. The Company’s 2008/2009 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO and PPO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability.

UnitedHealthcare — In 2006, the Company announced the addition of UnitedHealthcare as an additional health plan option. As of December 31, 2008, UnitedHealthcare provided medical care benefits to approximately 2,000 client employees as well as the Company’s internal employees. The UnitedHealthcare plan is a fixed cost contract. Effective May 1, 2008, UnitedHealthcare and the Company amended their agreement to extend coverage availability through September 30, 2009 for internal employees and those clients covered by UnitedHealthcare as of May 1, 2008. As such, UnitedHealthcare is no longer available as an option to those clients not covered by UnitedHealthcare as of May 1, 2008.

Other Medical Benefit Plans — The Company provides coverage under various regional medical benefit plans to approximately 1,000 client employees in various areas of the country. Included in the list of medical benefit plan providers are Kaiser Foundation Health Plan, Inc. and Harvard Pilgrim Healthcare. These regional medical plans are subject to fixed cost.

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

Internal Company Employees

As of December 31, 2008, the Company employed approximately 745 internal employees of whom approximately 400 were located at the Company’s headquarters in Bradenton, Florida. The remaining employees were located in the Company’s field offices or in some cases onsite at client locations. None of the Company’s internal employees are covered by a collective bargaining agreement.

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

Thirty-four states have passed laws that have licensing, registration or other regulatory requirements for professional employer organizations, and several other states are currently considering similar regulations. Such laws vary from state to state, but generally codify the requirements that a professional employer organization must reserve a right to hire, terminate and discipline client employees and secure workers’ compensation insurance coverage. The Company delegates or assigns such rights to the client where allowed under state law. The laws also generally provide for monitoring the fiscal responsibility of professional employer organizations and, in many cases, the licensure of the controlling officers of the professional employer organization.

In addition, some states through legislative or other regulatory action may propose to modify the manner in which the Company is allowed to provide services to its clients. Such regulatory action could increase the administrative cost associated with providing such services.

Subject to the issues discussed below, the Company believes that its operations are currently in compliance in all material respects with applicable federal and state statutes and regulations.

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

If the Company were found not to be an employer for ERISA, Code purposes, or the tax qualification requirements of the Code, the Company would be subject to liabilities, including penalties, with respect to its cafeteria benefits plan for failure to withhold and pay taxes applicable to salary deferral contributions by its clients’ employees. In addition, as a result of such a finding, the Company and its plans would not enjoy, with respect to client employees, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulation, as well as to claims based upon state common laws.

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

Significant Transactions in 2008

Discontinuation of Gevity Edge Select.

   As discussed in “Business - General”, in the first quarter of 2008, the Company decided to focus on the growth of its core co-employment offering, Gevity Edge, and the Company’s board of directors approved a plan to discontinue the Company’s non co-employment offering, Gevity Edge Select.  The Company completed its transition of all remaining Gevity Edge Select clients during the second quarter of 2008, processing the final payrolls dated June 30, 2008. The operations of Gevity Edge Select are shown as discontinued operations for all periods presented.

Impairment Loss

During the fourth quarter of 2008, the Company’s market capitalization dropped below the net book value of its equity.  In addition, forecasted cash flows decreased reflecting continued deterioration of macroeconomic conditions which accelerated and became apparent during the fourth quarter of 2008. As a result and in connection with the Company’s annual test for goodwill impairment,  the Company determined that the fair value of the Company was less than its carrying value and that the implied fair value of the goodwill was zero. Accordingly, the Company recorded a goodwill impairment loss of $8.7 million, which eliminated goodwill in its entirety. The fair value of the Company was based on a combination of the discounted cash flow method, the guideline company method, and the similar transaction method. In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its other long-lived and intangible assets (including deferred tax assets) and, based upon the weighted probability of alternative scenarios that existed as of December 31, 2008, concluded that the carrying value of long-lived assets was recoverable and no other impairments or additional valuation allowances were required as of December 31, 2008.

AIG Early Release of Loss Fund Collateral

As discussed in “Business - Vendor Relationships - Workers’ Compensation Insurance”, during the fourth quarter of 2008, the Company, AIG CI and CNA, amended their workers’ compensation insurance agreement related to policy years 2000-2002.  The amendment provided for an early release of $26.6 million of loss fund collateral held by AIG CI in January 2009. This return of funds reflects the favorable relationship between the amount of funding held for these policy years, the relative low number of open claims and the maturing values of the estimated future costs for such claims. In addition, during the fourth quarter of 2008, AIG CI agreed to defer $13.9 million of the 2008 loss fund collateral pay-in until after the June 2009 true-up when it will be determined whether or not the payment is required.

Executive Officers of the Registrant

The following table sets forth certain information with respect to each person who is an executive officer of the Company as of March 11, 2009:

Name	Age	Position
Michael J. Lavington	62	Chief Executive Officer
Garry J. Welsh	45	Senior Vice President and Chief Financial Officer
Paul E. Benz	49	Senior Vice President and Chief Information Officer
James E. Hardee	53	Senior Vice President and Chief Sales and Marketing Officer
Edwin E. Hightower, Jr.	42	Senior Vice President and Chief Legal Officer

Michael J. Lavington, a citizen of the United Kingdom, has served as Chairman of Gevity since October of 2007 and as a director of Gevity since September 2006.  In October of 2007, the Company’s board of directors announced that Mr. Lavington was the board’s choice for appointment as the Company’s Chief Executive Officer, subject to the obtainment of all necessary immigration approvals.  In September 2008, Mr. Lavington received his work authorization from the United States government and became the Chief Executive Officer of Gevity.  Prior to joining Gevity, Mr. Lavington acted as an independent business consultant serving clients in the United Kingdom and the United States since 2003.  From 2000 to 2002, Mr. Lavington served as the Senior Vice President of Human Resources and Property for Global Telesystems, Inc.  From 1999 to 2000, Mr. Lavington served as a Senior Consultant with Garner International, an executive recruitment and business consultancy firm.  From 1991 to 1999, Mr. Lavington worked for the Rank Group, PLC, initially as the Group Human Resource Director and later as President and Chief Executive Officer of their US subsidiary, Resorts USA, Inc.

Garry J. Welsh joined Gevity as Interim Chief Financial Officer in May 2007.  Mr. Welsh was appointed Senior Vice President and Chief Financial Officer in August 2007. Additionally, from November 2007 to September 2008, the board of directors appointed Mr. Welsh the Company’s Chief Executive Officer to serve on an interim basis. Prior to joining the Company, Mr. Welsh was managing director of Sheridan Blake Consulting Limited during 2006 and GJW Consulting during 2006 and 2007.  From September 2002 to March 2005, Mr. Welsh was the Global Chief Operating Officer of Barclays Private Bank in London.

Paul E. Benz joined Gevity in June 2006 as Senior Vice President and Chief Information Officer and is responsible for the Company’s information technology and service center organization. Prior to joining the Company, Mr. Benz held several executive information technology and finance positions with PricewaterhouseCoopers and Pepsico.  From 2004 to 2006 he directed the Southeast region of PricewaterhouseCoopers’ Information Technology Effectiveness practice. From 2001 to 2004, Mr. Benz served in various executive roles with Pepsico including Vice President, Finance and Information Technology and Vice President, Merger Integration.

James E. Hardee joined Gevity in August 2007 as Senior Vice President and Chief Sales and Marketing Officer. Prior to that, Mr. Hardee held various sales, marketing, management and executive positions with IBM Corporation.  Among his positions at IBM were VP of Sales, VP of Services, VP of ibm.com, VP of Worldwide Sales, Director of Operations/Marketing and Business Unit Executive.

Edwin E. Hightower, Jr. became Senior Vice President and Chief Legal Officer of Gevity in July 2008. Mr. Hightower has been with Gevity since 2002. Mr. Hightower focuses on the Company’s legal and compliance affairs. He also serves as Secretary of the Board of Directors.  Mr. Hightower’s career before joining Gevity included having his own solo law practice as well as serving as litigation counsel for Carnival Cruise Lines.  Mr. Hightower earned his J.D. from the University of Miami School of Law.

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

ITEM 1A.  RISK FACTORS

In addition to other information contained in this filing, the following risk factors should be considered carefully in evaluating our business. Each of these risks is subject to many factors beyond our control. If we are not successful in managing our operating strategy and each of its elements, we expect our results of operations will be adversely affected and, as a consequence, our stock price may decline.

Current economic conditions, particularly in our Florida markets, may inhibit new sales growth and negatively impact our current clients, causing them to reduce staffing levels or cease operations.

The current economic downturn is negatively impacting small and medium size businesses, which constitute our primary markets, inhibiting their growth as well as their access to capital, particularly in terms of credit availability.  In turn, these businesses are cutting costs, including reducing employee headcount, or ceasing operations altogether.  This negatively impacts our revenues, as we rely on a “per employee” professional service fee from our clients and could potentially materially impact the amount of our bad debt expense.  In addition, businesses are more reluctant to enter into new service agreements because of the uncertainty regarding the timing of any economic recovery.  If these trends continue, our operations, financial condition, and cash flows could be materially and adversely affected.

The financial markets have recently experienced significant turmoil which may negatively impact our liquidity, our ability to obtain financing and our ability to process transactions through the banking system.

Our liquidity and our ability to obtain financing may be negatively impacted if one of our Lenders under our credit facility, or another financial institution, suffers liquidity issues or ceases operations.  In such an event, we may not be able to draw on all, or a substantial portion of, our credit facility or timely process payroll and collection transactions through the banking system.  Also, if we attempt to obtain future financing, in addition to our current credit facility, we may be unable to obtain such financing which could materially adversely affect our operations, financial condition and cash flows.

We rely on one financial institution to handle direct deposit payroll. Should this financial institution delay or stop processing these transactions, our business could suffer.

We currently have a banking relationship with one financial institution to electronically transfer all of our payroll that is delivered to client employees by direct bank deposit through the automated clearing house, or ACH, system with this bank.  If this bank were to terminate its services, delay the processing of transfers or cease operating and we were not able to obtain these services in a timely manner or on acceptable terms from other banks, our business could materially suffer.

Our short-term results may be negatively impacted due to changes in health insurance claims, state unemployment tax rates and workers’ compensation rates, which we may not be able to immediately pass through to our clients.

Health insurance costs, workers’ compensation and employment practices liability insurance rates and state unemployment taxes are primarily determined by our claims experience and comprise a significant portion of our actual costs. Should we experience a significant increase in claims activity, due to the current economic downturn or otherwise, we may experience a substantial increase in our health insurance premiums, unemployment taxes, or workers’ compensation and employment practices liability insurance rates. Our ability to pass such increases through to our clients on a timely basis may be delayed and our clients may not agree to the increases, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our insurance-related loss reserves may be inadequate to cover our ultimate liability for losses and as a result our financial results could be materially and adversely affected.

We maintain loss reserves to cover our liabilities for the costs of our health care and workers’ compensation programs. These reserves are not an exact calculation of our liability, but rather are estimates based on a number of factors including but not limited to actuarial calculations, current and historical loss trends and payment patterns, the number of open claims, developments relating to the actual claims incurred, medical trend rates and the impact of acquisitions, if any. Variables in the reserve estimation may be affected by both internal and external factors, such as changes in claims handling procedures, fluctuations in the administrative costs associated with the program, economic conditions, fiscal policies, interest rates, legal determinations and legislative and regulatory changes. Although our reserves estimates are regularly refined as historical loss experience develops and additional claims are reported and settled, because of the uncertainties of estimating loss reserves, we cannot assure you that our reserves are adequate, and actual costs and expenses may exceed our reserves. If our reserves are insufficient to cover actual losses we may incur potentially material charges to our earnings.

Our results of operations may be adversely affected if insurance coverage for workers’ compensation or medical benefits is not available or if we lose relationships with our key providers or if our key providers are unable to pay our claims.

As part of our full range of services, we offer medical benefits coverage and workers’ compensation insurance to our clients. We depend on a small number of key providers for the majority of our medical benefits and workers compensation coverage, including AIG CI, BCBSF/HOI, UnitedHealthcare and Aetna. If any of our insurance providers discontinue coverage or cease operations, the time and expense of providing replacement coverage could be disruptive to our business and could adversely affect our operating results, financial condition and cash flows. Replacement coverage could lead to client dissatisfaction and attrition (especially since most clients may terminate with either 30 or 45 days notice) due to the lack of continuity between coverage providers and the difference in the terms and conditions of their respective coverage plans. In addition, if at any time we are unable to renew our existing policies on financial terms and premium rates acceptable to us, our ability to provide such insurance and benefits to our clients would be adversely impacted, which could lead to significant client attrition, and our results of operations could be adversely affected. Our inability to renew existing policies may jeopardize compliance with state regulatory requirements and subject us to fines and extra costs to satisfy the state requirements or, at worst, eliminate our ability to provide services in those states. The loss of our ability to provide services, even for a short period, would negatively impact our image with our clients and could lead to the termination of our service agreements and our results of operations may be adversely affected. Additionally, disruptions in the financial markets, exposure to sub-prime mortgage securities and adverse action by rating agencies could adversely affect the financial stability of certain insurance companies.  As a result the ability of the insurance companies to pay claims could be significantly impaired.

We are required to provide significant cash collateral or letters of credit for our obligations to our insurance providers and the amount of cash or letter of credit necessary to provide that collateral may increase in the future.

Our workers’ compensation provider and one of our primary health care insurance providers require cash collateralization of our insurance plans either by way of a cash deposit or delivery of a letter of credit.  In the future our other health care insurance providers may require cash collateral or letters of credit as a condition of renewing their respective programs. The extent of such requirements is dependent upon several factors such as our financial condition, as well as the workers’ compensation and health insurance claims experience of our clients.  We have little control over our clients’ claims experience except in the decision to initially accept and retain such clients. These collateral requirements may affect our need for capital, as well as our profitability. We may not be able to raise or provide the additional capital or collateral, if needed. In addition, we may be required to post additional collateral for the benefit of our insurance providers as a result of growing our business, which amounts could be significant, and may cause a significant amount of our cash to be restricted from other uses.  We may not be able to raise, access or provide the additional capital or letters of credit as collateral, if needed which could materially adversely impact our results of operation, financial condition and cash flows.

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

As of December 31, 2008, we have a net workers’ compensation receivable from AIG CI of $115.3 million for premium payments and the related accrued interest receivable on those payments made to AIG CI for program years 2000-2008 in excess of the present value of the estimated claims liability.  If AIG CI were to cease operations or otherwise default on their obligations, we may not be able to recover our receivable and the payment of our claims could be significantly impaired. This would have a material and adverse effect on our results of operations, financial condition and cash flows.

Disruptions in the financial markets, the current economic downturn, exposure to sub-prime mortgage securities and adverse action by rating agencies could adversely affect the financial stability of certain insurance companies.  As a result, the ability of the insurance companies to pay claims could be significantly impaired. AIG has been negatively impacted by the current economic crisis.  However, AIG has publicly stated that its regulated member insurance company subsidiaries remain well capitalized and financially secure and current insurance agency ratings are strong.  We do not believe that the current financial condition of AIG will have a material adverse effect on the ability of its regulated insurance company subsidiaries to pay out claims or return excess collateral.

Our ability to manage health care costs affects our profitability.

Our profitability depends in part on our ability to appropriately predict and manage future health care costs through underwriting criteria and negotiation of favorable contracts with health care plan providers. The aging of the population and other demographic characteristics, the introduction of new or costly treatments resulting from advances in medical technology and other factors continue to contribute to rising health care costs. Government-imposed limitations on Medicare and Medicaid reimbursements have also caused the private sector to assume a greater share of increasing health care costs. Changes in health care practices, inflation, new technologies, increases in the cost of prescription drugs, direct-to-consumer marketing by pharmaceutical companies, clusters of high cost cases, utilization levels, changes in the regulatory environment, health care provider or member fraud, and numerous other factors affecting the cost of health care can be beyond any health plan provider’s control and may adversely affect our ability to predict and manage health care costs, as well as our business, financial condition and operating results.

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

While we currently have offices in 13 states and client employees all 50 states and the District of Columbia, billings from our Florida operations accounted for approximately, 56% in 2006, 50% in 2007 and 56% in 2008. As a result of the size of our base of client employees in Florida and anticipated continued growth from our Florida operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in Florida and other states representing more than 5% of our billings. As the Florida economy or the economies of other key states experience economic downturns and their growth rates slow, our profitability and growth prospects, or perception of these things, may be adversely affected. In addition, there is no assurance that we will be able to duplicate in other markets the revenue growth and operating results experienced in Florida.

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

•        market acceptance of new services;

•        market acceptance of our pricing;

•        our ability to achieve our strategy and long-term performance standards, including our ability to pass through costs of our products and services, such as rising health insurance premiums and state unemployment taxes, among other elements of our strategy;

•        charges due to workers’ compensation claims, health insurance claims, and state unemployment taxes;

•        new product introductions or announcements by us or our competitors;

•        client attrition;

•        effectively controlling our operating and other expenses;

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

We currently operate primarily in Arizona, California, Colorado, Florida, Georgia, Illinois, New Jersey, New York, North Carolina, Tennessee and Texas. Future growth or maintenance of our operations in these states or additional states depends, in part, on the regulatory and competitive environment in such states. In order to operate effectively in a state, we must obtain all necessary regulatory approvals, adapt our procedures to that state’s regulatory requirements and adapt our service offerings to local market conditions. In certain states, we may determine that the costs of doing business exceeds our actual or anticipated financial performance resulting in a reduction or cessation of operations within such state or decision not to expand into a state.  We are also subject to additional competition from regional and local competitors in the markets in which we expand. In the event that we expand into additional states, we may not be able to duplicate in other markets the financial performance experienced in our current markets and could experience losses as a result.

We operate in a complex regulatory environment and failure to comply with applicable laws and regulations could adversely affect our business.

The HR outsourcing and PEO environment is subject to a number of federal and state laws and regulations, including those applicable to payroll practices, taxes, benefits administration, insurance, wage and hour, employment practices and data privacy.  As many of these laws do not specifically address the obligations and responsibilities of a professional employer organization, assuring compliance with such laws and assessing the financial impact of such compliance can be difficult. For example, the American Recovery and Reinvestment Act of 2009, enacted on February 17, 2009, includes significant modifications of the COBRA continuation coverage rules including an additional period of sixty days for eligible employees to elect to continue their benefit coverage and a subsidy of 65% of the applicable COBRA premium for up to nine months for employees “involuntarily terminated” by their employer between September 1, 2008 and December 31, 2009.  At this time it is unclear how these modifications will be applied where a “co-employer” sponsors the benefit plans and has been contractually allocated responsibility for compliance with the COBRA continuation rules.  The Company anticipates that it will incur additional costs associated with compliance with these new rules but the amount of such costs and the impact of these new rules on the Company’s business are currently unclear.

Because our clients have employees in states throughout the United States, we must also perform our services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret, may conflict and may change over time, and the addition of new services may subject us to additional laws and regulations. Many of these laws and regulations were instituted prior to the development of the professional employer organization industry, and therefore can be difficult to interpret or assess and may change over time. As a result of uncertainty and inconsistency in the interpretation and application of many of these laws and regulations, from time to time we have had disagreements with regulatory agencies in various states, some of which have resulted in administrative proceedings between a state agency and us.  If we are unable to continue to provide certain contractual obligations, such as the payment of employment taxes on the salaries and wages paid to client employees, due to an adverse determination regarding our regulatory status as an “employer”, our clients may be held jointly and severally liable for such payments. Violation of these laws and regulations could subject us to fines and penalties, damage our reputation, constitute breach of our client contracts and impair our ability to do business in various jurisdictions or in accordance with established processes.

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

If our captive insurance subsidiary is not recognized as an insurance company we may be subject to additional and/or accelerated income tax payments and/or penalties.

When delivering our HR outsourcing solution to clients through a co-employment relationship, we are usually responsible for providing workers’ compensation coverage to our clients’ employees.  Since 2003, a portion of this coverage is arranged through a wholly-owned captive insurance subsidiary (the “Captive”). We recognize the Captive as an insurance company for income tax purposes with respect to our income tax returns.  While we have determined it is more likely than not the Captive qualifies as an insurance company, in the event the taxing authorities were to assert that the Captive does not qualify as an insurance company and were such assertion ultimately upheld, we could be required to make additional income tax payments and/or accelerate income tax payments that we otherwise would have deferred until future periods.

We face direct and overlapping competition from a number of other companies which may affect our ability to retain existing clients and attract new clients.

In order to acquire new clients, we must first convince potential clients that a HR outsourcing provider is a superior option as compared to their current internal HR solutions. For potential clients that choose to outsource these services, we then face direct competition from a number of providers that also operate on a co-employment platform, such as Administaff, Inc., as well as companies that primarily provide payroll processing services in addition to co-employment services such as Automatic Data Processing Inc.  We also face competition from certain information technology outsourcing firms and broad-based outsourcing and consultancy firms that provide or may seek to provide HR outsourcing services in addition to consulting companies that perform individual projects, such as development of HR strategy and information systems. Historically, most of these vendors have focused on discrete processes, but many are now promoting integrated process management offerings that may compete with our offerings. We expect that market experience to date and the predicted growth of the HR outsourcing market will continue to attract and motivate more competitors.

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

Our business could be interrupted and we may lose data as a result of damage to or disruption of our computer and telecommunications equipment and software systems from natural disasters, floods, fire, power loss, hardware or software malfunctions, penetration by computer hackers, terrorist acts, vandalism, sabotage, computer viruses, vendor performance failures or insolvency, and other causes. Our business involves the storage and transmission of sensitive information about our clients and their employees and any system or equipment failure or security breach we experience could adversely affect our clients’ businesses, and could expose us to a risk of loss of this sensitive information, damage to our goodwill and reputation, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to client data, our reputation will be damaged, our business may suffer and we could incur significant liability. The precautions that we have taken to protect ourselves and minimize the impact of such events (such as our disaster recovery plans and encryption of sensitive information) may not be adequate, and we may be unable to recover data used in our operations or prevent unauthorized access to our client and employee data. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed, and we could lose sales and clients.

We may not be able to keep pace with changes in technology.

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

We depend on third-party technology licenses and the loss or inability to maintain these licenses or errors in the software we license could result in increased costs, reduced service levels and delayed sales of our products and services.

We rely on third-party vendors for software, and if their products are not available, or are inadequate, our business could be seriously harmed. For example, we process payroll for most of our client employees using Oracle’s Human Resources Management System (HRMS) and Payroll processing applications. Our service delivery capability incorporates and relies on Oracle software that we license directly from Oracle. If Oracle or our other software vendors change or fail to maintain a product that we are using or do not permit use of that product by our clients or us, or if our licensing agreements are terminated or not renewed, we could be forced to delay or discontinue our services until substitute technology can be found, licensed and installed. We could also be forced to pay significantly higher licensing fees with respect to such substitute technology. In addition, our products depend upon the successful operation of third-party services and products, and any undetected errors in these products could prevent the implementation or impair the functionality of our products, delay new product introductions, and harm our reputation and sales.

Our business depends on the confidentiality, integrity and availability of the data in our technology infrastructure.

Our ability to provide effective and efficient service to our customers, and to accurately report our financial results, depends on the confidentiality, integrity and availability of the data in our technology infrastructure including our service delivery system. As a result of technology initiatives, changes in our system platforms and integration of new business acquisitions, we operate a number of different systems requiring frequent maintenance, expansion, replacement and upgrades.  If the information we rely upon to run our business were found to be inaccurate or unreliable, or if such information were to be lost or corrupted in the process of consolidating, upgrading, expanding or replacing all or part of our technology infrastructure, or if we otherwise fail to maintain our information systems and data integrity effectively, we could face damage to our reputation and ability to attract and retain clients, have increases in operating expenses or suffer other adverse consequences. In addition, failure to consolidate, upgrade, expand or replace all or part of the components of our technology infrastructure successfully could result in higher than expected costs and diversion of management’s time and energy, which could materially impact our business, financial condition and operating results.

Our professional services agreement allows clients to terminate their relationship with us upon either 30 or 45 days notice, and as a result, we could lose a significant number of customers in a short period of time.

In order to utilize our professional services, each of our clients is required to enter into our professional services agreement, which generally provides for an initial one-year term, subject to termination by our client or us at any time upon either 30 or 45 days prior written notice. Following the initial term, the contract may be renewed, terminated or continued on a month-to-month basis. As a result, a significant number of our clients may terminate their agreement with us at any time. In particular, they may decide to discontinue our services or their relationship with us due to our attempts to increase our services fees or increase our medical or workers’ compensation insurance charges.  Clients may also be unwilling to pay for broadened service offerings if additional or increased fees accompany such changes. These termination provisions could cause us to lose a significant number of customers in a short period of time or make it difficult for us to increase our prices, thereby adversely affecting our results of operations.

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

Because we assume the obligation to make wage, tax and regulatory payments on behalf of our clients, we are exposed to certain credit risks with respect to our clients.

Under the terms of our professional services agreement, for clients serviced on a co-employed basis we generally assume responsibility for and manage the risks associated with each of our client’s employee payroll obligations, including the payment of salaries, wages and associated taxes, and, at the client’s option, the responsibility for providing group health, welfare and retirement benefits to each client employee. In this “co-employment” relationship, we directly assume these obligations, and unlike payroll processing service providers, we issue payroll checks to each client employee drawn on our own bank accounts. In several states, we are required to pay wages, payroll taxes and other amounts related to payroll regardless of whether the client timely funds such payments to us.  For clients serviced either on a co-employed or non co-employed basis, who meet certain financial underwriting requirements, Gevity may issue payroll to a client’s employees prior to irrevocable receipt of payroll, taxes and associated service fees. If we are unable to collect these payments from our larger clients, there may be a material adverse effect on our results of operations, financial condition and cash flows.

We may make errors and omissions in performing our services, which could subject us to losses and fines and harm our reputation.

Our payroll processing and related administrative services are subject to various risks resulting from errors and omissions in filing tax returns covering employment-related taxes, paying tax liabilities with respect to those returns, transmitting funds to benefit plans, billing clients and paying wages to our clients’ employees. Tracking, processing and paying such amounts and administering retirement and other benefit plans is complex. Errors and omissions have occurred in the past and may occur in the future in connection with these services. We and our clients are subject to cash penalties imposed by tax authorities for late filings or underpayment of taxes or required plan contributions. We may also transfer to or withdraw funds from the wrong party in error or transfer or withdraw incorrect amounts and may not be able to correct the error or retrieve the funds. These penalties could, in some cases, be substantial and could harm our business and operating results. Our human resources consulting services also entail the risk of errors and omissions. Additionally, our failure to fulfill our obligations under our professional service agreements could harm our reputation, our relationship with our clients and our ability to gain new clients.

If we are determined not to be an “employer” pursuant to applicable ERISA and IRS rules and regulations, we may be subject to additional regulations and liabilities.

If it is determined that we are not the “employer” for purposes of ERISA or the Code, we could be subject to liabilities, including penalties, with respect to our cafeteria benefits plan operated under Section 125 of the Code, as amended, for failure to withhold and pay taxes applicable to salary deferral contributions by our client employees. As a result of such a finding, we and our plans may not enjoy, with respect to our client employees, the preemption of state laws provided by ERISA, and we could be subject to additional varying state laws and regulation, as well as to claims based upon state common law.  In addition, if it were determined that we are not an “employer” for purposes of IRS rules and regulations we may be unable to either make certain payroll tax payments or take certain tax credits which could have a material adverse impact on our results of operations, financial condition and cash flows.

Laws and regulations relating to verifying individuals’ eligibility for employment could subject us to significant penalties and compliance costs.

Federal law requires employers to verify that all persons employed by them in the United States have established both their identity and their eligibility to accept such work. Employers that knowingly employ unauthorized persons can be subject to significant civil and criminal sanctions. We rely on our clients to verify their employees’ identity and eligibility for employment and the responsibility for such verification is allocated to our clients in the professional services agreement. The treatment of PEOs for such purposes, including whether the PEO, its client, or both might be regarded as an employer of a worksite employee, has not been definitively established.

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

Our credit agreement, which is fully secured by liens on substantially all the property and assets of the Company (with agreed upon carveouts and exceptions), restricts us and our subsidiaries from various actions, including the following, in each case subject to various specified exceptions and limits:

•        incurring liens and debt;

•        making acquisitions;

•        repurchasing shares of the Company’s stock;

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

Our acquisition strategy subjects us to numerous risks.

Subject to the Merger Agreement, one important component of our growth strategy is to pursue selective acquisitions. This strategy entails numerous risks, including the following:

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

Many of these risks are beyond our ability to control. As a result, there can be no assurances that we will be able to achieve this component of our growth strategy. These risks could also have a material adverse impact on our results of operations. In addition, these risks could be compounded if we complete several acquisitions within a relatively short period of time.

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

Our success depends upon our ability to attract and retain qualified personnel including HR consultants and business development managers (“BDMs”) who possess the specific skills and experience necessary to identify, acquire and retain clients. Finding and retaining qualified personnel is difficult because of the specific skill set that we require in order for us to adequately operate in the complex HR regulatory environment. We compete for qualified personnel not only with other HR service providers, but also with internal HR departments. Our ability to attract and retain qualified personnel including HR consultants and BDMs could be impaired by any diminution of our reputation, decrease in compensation levels, restructuring of our compensation system, or competition from our competitors.

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

The pending merger transaction, pursuant to which TriNet would acquire all of our outstanding common stock, may be delayed or may not close.

We have announced that the pending transaction with TriNet is expected to close in the second quarter of 2009.   The consummation of the Merger is subject to various customary conditions, including Gevity shareholder approval, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the receipt of certain other state regulatory approvals.  The timing of such events and the completion of the Merger are subject to factors beyond our control. In addition, while our board of directors has recommended that shareholders approve the transaction, we cannot predict the outcome of the shareholder vote.

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

As of December 31, 2008, the Company leased space for its 32 field offices located in Arizona, California, Colorado, Florida, Georgia, Illinois, Minnesota, New Jersey, New York, Nevada, North Carolina, Tennessee and Texas. The Company believes that its field office leases, which generally have terms of one to five years, can either be renewed on acceptable terms or that other, comparable space can be located upon the expiration of any field office lease without significant additional cost to the Company. The Company considers its facilities to be adequate for its current and prospective operations.

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

On March 13, 2009, a putative class action was commenced in the Circuit Court for Manatee County, Florida against the Company, each of the Company’s directors and TriNet alleging that Gevity’s board of directors breached its fiduciary duties to the Company’s shareholders in approving and adopting a merger agreement that contains preclusive deal protection measures and allegedly unfair merger consideration. The complaint further alleges that the Company and TriNet aided and abetted Gevity’s directors in this alleged breach of fiduciary duty. The complaint seeks to enjoin the completion of the merger, an award of unspecified monetary damages and to recover certain costs incurred by the plaintiff. The Company believes the complaint to be entirely without merit and intends to defend it vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2008.

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “GVHR.” The following table sets forth the high and low sales prices for the common stock as reported on the NASDAQ Stock Market and dividends per share of common stock paid during the last two fiscal years:

Fiscal Year Ended December 31, 2008	High	Low	Dividends
Fourth Quarter	$7.87	$1.00	$0.05
Third Quarter	$8.85	$4.61	$0.05
Second Quarter	$8.85	$4.81	$0.05
First Quarter	$8.89	$5.21	$0.09

Fiscal Year Ended December 31, 2007	High	Low	Dividends
Fourth Quarter	$13.10	$4.06	$0.09
Third Quarter	$19.46	$9.85	$0.09
Second Quarter	$22.51	$18.43	$0.09
First Quarter	$24.11	$19.26	$0.09

Dividends

The Company did not pay any cash dividends prior to the first quarter of 2001. The Company paid a cash dividend of $0.05 per share of common stock for that quarter and for each subsequent quarter through the first quarter of 2004. Beginning in the second quarter of 2004, the Company increased its quarterly cash dividend payment to $0.06. Beginning the second quarter of 2005, the Company increased its quarterly cash dividend to $0.07. In the second quarter of 2006, the Company increased its quarterly cash dividend payment to $0.09. The Company decreased its quarterly cash dividend to $0.05 in the second quarter of 2008. The Company reduced its dividend payment to reflect an appropriate level of payout in relation to earnings, to allow sustainability, and to allow for investment in client facing aspects of its technology platform.  On March 4, 2009, the board of directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on April 30, 2009 to holders of record on April 16, 2009. Subject to the Merger Agreement, any future determination as to the payment of dividends will be made at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the board deems relevant.

Holders

As of February 11, 2009, there were 458 holders of record of the Company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Issuer Purchases of Equity Securities

The following table provides information about Company purchases of equity securities during the fourth quarter of 2008 that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program ($000’s) (1), (2), (3)
10/01/2008 — 10/31/2008	—	—	—	$51,396
11/01/2008 — 11/30/2008	—	—	—	$51,396
12/01/2008 — 12/31/2008	—	—	—	$51,396
Total	—	$—	—

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

Share Performance Graph

The following graph shows the cumulative total return to the Company’s shareholders beginning as of December 31, 2003 and for each year of the five years ended December 31, 2008, in comparison to the NASDAQ Composite and to an index of peer group companies that the Company has selected.

	12/03	12/04	12/05	12/06	12/07	12/08
Gevity HR	$100.00	$93.50	$118.55	$110.74	$36.70	$7.53
NASDAQ Composite	$100.00	$110.08	$112.88	$126.51	$138.13	$80.47
Peer Group	$100.00	$104.15	$113.71	$124.11	$124.03	$101.61

The peer group consists of Administaff, Inc., Automatic Data Processing, Inc., Barrett Business Services, Inc., CBIZ, Inc.,  Convergys Corporation, Hewitt Associates, Inc., and Paychex, Inc.

The information in the foregoing graph and table is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The historical statement of operations data and the statistical operating data have been revised for comparative purposes to reflect information from continuing operations.  The following selected financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements beginning on page F-1, related notes and other financial information included as Part II, Item 8 of this Annual Report on Form 10-K, as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For the Years Ended December 31,
2008	2007	2006	2005	2004
(In thousands except per share and statistical data)
Statement of Operations Data:
Revenues:
Professional service fees	$113,545	$141,496	$162,585	$140,387	$134,695
Employee health and welfare benefits	325,265	350,965	352,017	331,215	314,494
Workers’ compensation	61,106	84,513	106,075	114,778	117,669
State unemployment taxes and other	20,624	24,620	26,850	22,151	18,537
Total revenues	$520,540	$601,594	$647,527	$608,531	$585,395
Gross profit	$145,337	$186,027	$203,472	$194,793	$179,322
Operating (loss) income (1)	$(803)	$31,027	$48,429	$56,342	$52,694
(Loss) income from continuing operations (1)	$(1,311)	$18,097	$35,571	$38,171	$35,316
Loss from discontinued operations, net of tax	(3,451)	(8,138)	(308)	(793)	(698)
Net (loss) income (1)	$(4,762)	$9,959	$35,263	$37,378	$34,618
Net (loss) income attributable to common shareholders	$(4,762)	$9,959	$35,263	$37,378	$4,738
Basic (loss) income per share:
(Loss) income from continuing operations (1)	$(0.05)	$0.76	$1.37	$1.39	$0.23
Loss from discontinued operations	(0.15)	(0.34)	(0.01)	(0.03)	(0.03)
Net (loss) income (1)	$(0.20)	$0.42	$1.36	$1.36	$0.20
Diluted income per share:
(Loss) income from continuing operations (1)	$(0.05)	$0.75	$1.33	$1.34	$0.21
Loss from discontinued operations	(0.15)	(0.34)	(0.01)	(0.03)	(0.03)
Net (loss) income (1)	$(0.20)	$0.41	$1.32	$1.31	$0.18
Weighted average common shares:
Basic	23,573	23,689	25,933	27,452	24,125
Diluted	23,573	24,247	26,790	28,534	25,735
Dividends declared per common share	$0.20	$0.36	$0.36	$0.28	$0.24
Statistical And Operating Data (continuing operations):
Client employees at period end	101,014	115,580	127,813	135,888	129,336
Average number of client employees paid	96,938	113,094	125,905	121,894	119,648
Average wage per average number of client employees paid	$44,598	$43,586	$40,843	$38,979	$35,961
Professional service fees per average number of client employees paid	$1,171	$1,251	$1,291	$1,152	$1,126
Internal employees at period end	745	871	996	1,050	993
Number of workers’ compensation claims (2)	3,388	4,590	5,820	6,232	6,489
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages	0.87	x	1.04	x	1.26	x	1.42	x	1.59	x
Balance Sheet Data:
Cash, cash equivalents and investments (3)	$41,421	$19,986	$44,516	$64,730	$59,412
Workers’ compensation receivable	$115,333	$122,271	$121,226	$128,318	$112,715
Total assets	$302,936	$341,911	$374,560	$387,869	$339,587
Revolving credit facility	$—	$17,367	$—	$—	$—
Long-term accrued workers’ compensation and health reserves	$71	$90	$160	$242	$700
Total shareholders’ equity	$112,915	$115,562	$142,052	$155,415	$165,174

(1)

Included in the operating loss, loss from continuing operations, and net loss for 2008 is the impact of a goodwill impairment charge of $8.7 million ($5.4 million net of the related income tax) as previously discussed under “Business - Significant Transactions in 2008 - Impairment Loss.” The impairment charge negatively impacted basic and diluted loss per share from continuing operations and net loss per share by $0.23.

(2)	The number of workers’ compensation claims reflects the number of claims reported by the end of the respective year and does not include any claims with respect to a specific policy year that are reported subsequent to the end of such year. For information regarding claims reported after the end of each respective year from 2000 - 2007, see the first table set forth in “Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Workers’ Compensation Receivable/Reserves.”

(3)

$8,884, $10,036, $8,225, $12,205 and $18,636 of the cash, cash equivalents and investments (which consist of certificates of deposit-restricted and marketable securities-restricted, both long and short term) as of December 31, 2008, 2007, 2006, 2005, and 2004, respectively, have been utilized to collateralize the Company’s obligations under its workers’ compensation, health benefit plans and certain general insurance contracts as well as amounts held in escrow related to purchase price contingencies associated with the Company’s acquisition of HRA. These amounts are considered “restricted” and are not available for general corporate purposes.

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

Gevity is a professional employer organization (“PEO”) that provides certain HR-related services and functions for clients under a co-employment arrangement. Under the co-employment arrangement, Gevity assumes certain HR/employment-related responsibilities, as provided for by a professional services agreement (“PSA”) and as may be required under certain state laws. The co-employment relationship allows the PEO to become an employer of record and administrator for matters such as employment tax and insurance-related administration, as well as relieving the client of these time-consuming administrative burdens. Because a PEO can aggregate a number of small clients into a larger pool, the PEO is able to create economies of scale - enabling smaller businesses to get competitively priced benefits.

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

Previously, Gevity also provided service to its clients through a non co-employment relationship. The non co-employment relationship between Gevity and its clients was also governed by a PSA. Under the non co-employment PSA, the employment related liabilities remained with the client and the client was responsible for its own workers’ compensation insurance and health and welfare plans. The Company assumed responsibility for payroll administration (including payroll processing, payroll tax filing and W-2 preparation) and provided access to all of its HR services. This non co-employment offering was known as Gevity Edge Select™.  As previously discussed under “Business - General”, the Company discontinued its non-coemployment offering after June 30, 2008. The Company has determined that the exit from the Gevity Edge Select business meets the criteria of discontinued operations in accordance with Statement of Financial Accounting Standards  No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Accordingly, the results of operations and related exit costs associated with Gevity Edge Select have been reported as discontinued operations for all periods presented   The impact of this decision on the results of operations of the Company is included in the “Results of Operations” discussion that follows under “Discontinued Operations.”

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

Potential Acquisition of Gevity

 On March 4, 2009, Gevity, TriNet Group, Inc. (“TriNet”) and Gin Acquisition, Inc., a wholly owned subsidiary of TriNet (“Merger Sub”), entered into a Merger Agreement (the “Merger Agreement”).  Under the Merger Agreement, Merger Sub will be merged with and into Gevity (the “Merger”) with Gevity surviving the Merger as a wholly owned subsidiary of TriNet.  See additional discussion of this transaction under “Business - General.”

The Company follows the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The proceeds from the proposed merger are expected to be less than the carrying value of the Company’s net assets. During the quarter ending March 31, 2009, the Company will consider any related impairment issues caused by the proposed transaction.

Revenues

The client billings that the Company charges its clients under its professional services agreements include each client employee’s gross wages, a consolidated service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s consolidated service fee, which is primarily computed on a percentage of payroll basis, is intended to yield a profit to the Company and to cover the costs of the HR outsourcing services provided by the Company to the client, as well as certain employment-related taxes and workers’ compensation insurance coverage. The professional service fee component of the consolidated service fee related to HR outsourcing varies according to a number of factors, such as the size and the location of the client. The component of the consolidated service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll provided to the client. The Company’s long-term profitability is largely dependent upon the Company’s success in generating professional service fees by providing value to its clients.

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

Cost of Services

Cost of services for Gevity Edge include health and welfare benefit plan costs, workers’ compensation insurance costs and state unemployment tax costs. Additionally, costs of services include other direct costs associated with the Company’s revenue generating activities, such as employer liability insurance coverage, drug screenings and background checks.

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

The Company offers its medical benefit plans through partnerships with premier health care companies. See “Item 1. Business - Vendor Relationships - Employee Benefit Plans.” These companies have extensive provider networks and strong reputations in the markets in which the Company operates. The Company seeks to manage its health and welfare benefit plan costs through appropriately designed benefit plans that encourage client employee participation and efficient risk pooling.

Substantially all of the Company’s client employees are covered under the Company’s workers’ compensation program with AIG CI, which was effective January 1, 2003. Under this program, workers’ compensation costs for the year are based on premiums paid to AIG CI for the current year coverage, estimated total costs of claims to be paid by the Company that fall within the program’s deductible, the administrative costs of the program, the return on investment earned with respect to premium dollars paid as part of the program and the discount rate used in determining the present value of future payments to be made under the program. Additionally, any revisions to the ultimate loss estimates of the prior years’ loss sensitive programs are recognized in the current year. In states where private insurance is not permitted, client employees are covered by state insurance funds. Premiums paid to state insurance funds are expensed as incurred.

On a quarterly basis, the Company reviews the current and prior year claims information. The current accrual rate and overall workers compensation expense may be adjusted based on changes in the ultimate claim liability estimate as a result of current and historical loss trends, fluctuations in the administrative costs associated with the program, and actual returns on investment earned with respect to premium dollars paid. The final costs of coverage will be determined by the actual claims experience over time as claims close, by the final administrative costs of the program and by the final return on investment earned with respect to premium dollars paid. See “Item 1. Business - Vendor Relationships - Workers’ Compensation Insurance.”

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

State unemployment taxes are generally paid as a percentage of payroll costs and expensed as incurred. Rates vary from state to state and are generally based upon the employer’s claims history. The Company actively manages its state unemployment taxes by:

•         actively reviewing unemployment claims and, if warranted, contesting claims it believes are improper;

•         avoiding unemployment tax rate increases through the use of voluntary contributions where available;

•         using multiple state accounts for the classification of its workers where available;

•         electing to report under its clients’ rates whenever possible; and

•         using state successorship rules for its acquisitions of client portfolios of other companies.

Operating Expenses

Operating expenses consist primarily of salaries, wages and commissions associated with the Company’s internal employees and general and administrative expenses. Sales and marketing commissions and client referral fees are expensed as incurred. The Company expects that future revenue growth, if any, would result in increased operating leverage as the Company’s fixed operating expenses are spread over a larger revenue base. The Company continues to review its overhead cost structure to ensure alignment with its business development.

Income Taxes

The Company records income tax expense using the asset and liability method of accounting for deferred income taxes.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

The following table presents certain information related to the Company’s revenues from continuing operations for the years ended December 31, 2008 (“2008”) and December 31, 2007 (“2007”):

	Year Ended
	December 31, 2008	December 31, 2007	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$113,545	$141,496	(19.8)%
Employee health and welfare benefits	325,265	350,965	(7.3)%
Workers’ compensation	61,106	84,513	(27.7)%
State unemployment taxes and other	20,624	24,620	(16.2)%
Total revenues	$520,540	$601,594	(13.5)%

Statistical data:
Gross salaries and wages (in thousands)	$4,323,255	$4,929,352	(12.3)%
Client employees at period end	101,014	115,580	(12.6)%
Clients at period end (1)	5,779	6,728	(14.1)%
Average number of client employees/clients at period end	17	17	n/a
Average number of client employees paid (2)	96,938	113,094	(14.3)%
Average wage per average client employees paid	$44,598	$43,586	2.3%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (3)	$1.58	$1.92	(17.7)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (3), (4)	$1.74	$2.13	(18.3)%
Professional service fees per average number of client employees paid	$1,171	$1,251	(6.4)%
Client employee health benefits participation	37%	37%	n/a

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

(4)                      Manual premium rate data is derived from tables of AIG CI in effect for 2008 and 2007, respectively.

For 2008, total revenues were $520.5 million compared to $601.6 million for 2007, representing a decrease of $81.1 million or 13.5%. This decrease was a result of the reduction in all revenue components as described below.

As of December 31, 2008, the Company served 5,779 clients, as measured by each client’s FEIN, with 101,014 active client employees. This compares to 6,728 clients, as measured by each client’s FEIN, with 115,580 active client employees at December 31, 2007.  The average number of client employees paid was 96,938 for 2008 compared to 113,094 for 2007.  The declines in client and client employee metrics were attributable to the impact of higher than expected client and client employee attrition levels during 2007 and 2008 primarily as a result of the economy and lower than expected production levels during 2007 and 2008.  In addition, during the year ended December 31, 2008, the Company terminated approximately 240 unprofitable clients (impacting approximately 4,500 client employees) in an effort to improve overall earnings in the long-term.

The average wage per average number of client employees paid for 2008 increased 2.3% to $44,598 from $43,586 in 2007.  This increase was due to inflation as well as the Company’s strategy of focusing on clients that pay higher wages to their employees.

Revenues from professional service fees decreased to $113.5 million for the year ended December 31, 2008, from $141.5 million for the year ended December 31, 2007, representing a decrease of $28.0 million or 19.8%. The decrease was primarily due to the overall decrease in the average number of client employees paid as discussed above. Professional service fees per average number of client employees paid decreased by 6.4%, from $1,251 for the year ended December 31, 2007 to $1,171 for the year ended December 31, 2008. This decrease was primarily attributable to general market dynamics and the impact of the 2008 terminations of unprofitable clients which, despite having a negative impact on gross profit, generally had higher professional service fee levels.

Revenues for providing health and welfare benefits for the year ended December 31, 2008 were $325.3 million as compared to $351.0 million for the year ended December 31, 2007, representing a decrease of $25.7 million or 7.3%. Health and welfare benefit plan revenues decreased due to the decrease in the average number of participants in the Company’s health and welfare benefit plans of approximately 13.8% and was partially offset by the increase in health insurance premiums as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.

Revenues for providing workers’ compensation insurance coverage decreased to $61.1 million for the year ended December 31, 2008, from $84.5 million for the year ended December 31, 2007, representing a decrease of $23.4 million or 27.7%. Workers’ compensation billings, as a percentage of workers’ compensation wages for 2008, were 1.58% as compared to 1.92% for 2007, representing a decrease of 17.7%. Workers’ compensation revenue decreased in 2008 primarily due to a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in January 2008 and a decrease in the number of clients that participate in the Company’s workers’ compensation program. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 18.3% during 2008 as compared to 2007. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates primarily reflects the reduction in the Florida manual premium rates.

Revenues from state unemployment taxes and other revenues decreased to $20.6 million for the year ended December 31, 2008 from $24.6 million for the year ended December 31, 2007, representing a decrease of $4.0 million or 16.2%. The decrease was primarily due to the decrease in wages that provide unemployment tax revenue to the Company.

Cost of Services

The following table presents certain information related to the Company’s cost of services from continuing operations for 2008 and 2007:

	Year Ended
	December 31, 2008		December 31, 2007		% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$319,268		$347,816		(8.2)%
Workers’ compensation	26,397		39,371		(33.0)%
State unemployment taxes and other	29,538		28,380		4.1%
Total cost of services	$375,203		$415,567		(9.7)%

Statistical data:
Gross salaries and wages (in thousands)	$4,323,255		$4,929,352		(12.3)%
Average number of client employees paid (1)	96,938		113,094		(14.3)%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$0.68		$0.89		(23.6)%
Number of workers’ compensation claims (3)	3,388		4,590		(26.2)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	0.87	x	1.04	x	(16.3)%

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

Cost of services, which includes the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $375.2 million for 2008, compared to $415.6 million for 2007, representing a decrease of $40.4 million or 9.7%. This decrease was due to the reduction in all of the cost of services components as described below.

The cost of providing health and welfare benefits to clients’ employees for 2008 was $319.3 million as compared to $347.8 million for 2007, representing a decrease of $28.5 million or 8.2%. This decrease was primarily attributable to the decrease in the number of client employees participating in the health and welfare benefit plans and was partially offset by higher cost of health benefits.  In addition, 2008 and 2007 were favorably impacted by the recognition of a health benefit surplus of $6.0 million and $3.1 million, respectively, based upon favorable claims experience.

Workers’ compensation costs were $26.4 million for 2008, as compared to $39.4 million for 2007, representing a decrease of $13.0 million or 33.0%. Workers’ compensation costs decreased in 2008 primarily due to the approximate 14.3% reduction in the average number of client employees paid and related reduction in wages and claims. Also, reductions in the prior years’ workers’ compensation loss estimates of approximately $19.6 million and $19.8 million, respectively, as a result of continued favorable claims development for those prior open policy years, favorably impacted workers’ compensation costs during 2008 and 2007.

State unemployment taxes and other costs were $29.5 million for 2008, compared to $28.4 million for 2007, representing an increase of $1.2 million or 4.1%. The decrease in the Company’s client employees and related taxable wages were substantially offset by an increase in state unemployment tax rates beginning January 1, 2008, that were not passed along to clients.  In addition, during 2008, the Company recorded $1.2 million of state unemployment tax expense related to a settlement offer with the State of California as described below in this Item 7 under “Critical Accounting Estimates - State Unemployment Taxes - California Unemployment Tax Assessment.”

Operating Expenses

The following table presents certain information related to the Company’s operating expenses from continuing operations for  2008 and 2007:

	Year Ended
	December 31, 2008	December 31, 2007	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$75,263	$83,737	(10.1)%
Other general and administrative	48,090	55,937	(14.0)%
Impairment loss	8,692	—	n/a
Reinsurance contract recovery, net	(1,650)	—	n/a
Depreciation and amortization	15,745	15,326	2.7%
Total operating expenses	$146,140	$155,000	(5.7)%

Statistical data:
Internal employees at year end	745	871	(14.5)%

Total operating expenses were $146.1 million for 2008 as compared to $155.0 million for 2007, representing a decrease of $8.9 million or 5.7%.

Salaries, wages and commissions were $75.3 million for 2008 as compared to $83.7 million for 2007, representing a decrease of $8.5 million or 10.1%. The decrease is primarily a result of the net effect of the reduction in management and support personnel that occurred throughout 2007 and 2008 and was partially offset by the annual increase in wages. Total severance related costs during 2008 approximated $2.3 million (including approximately $2.1 million of severance costs related to cost alignment initiatives throughout 2008) compared to severance costs incurred during  2007 of approximately $5.3 million (including $1.6 million related to the severance agreement with our former Chief Executive Officer).

Other general and administrative expenses were $48.1 million for 2008 as compared to $55.9 million for 2007, representing a decrease of $7.8 million or 14.0%. The decrease occurred across most major components of general and administrative expenses and is attributable to cost alignment measures taken during 2007 and 2008.  Included in other general and administrative expenses for 2008 are approximately $1.8 million of expenses related to cost alignment initiatives including employee outplacement benefits and costs associated with field office consolidations.

During the fourth quarter of 2008, the Company’s market capitalization dropped below the net book value of its equity.  In addition, forecasted cash flows decreased reflecting continued deterioration of macroeconomic conditions which accelerated and became apparent during the fourth quarter of 2008.  As a result and in connection with the Company’s annual test for goodwill impairment,  the Company determined that the fair value of the Company was less than its carrying value and that the implied fair value of the goodwill was zero.  Accordingly, the Company recorded a goodwill impairment loss of $8.7 million which eliminated goodwill in its entirety.

During the fourth quarter of 2008, the Company received cash of $2.0 million related to a reinsurance contract previously written off in 2006, in connection with ongoing liquidation proceedings of the reinsurer.  Of this amount, $1.7 million was recorded as a recovery of the reinsurance contract premium previously written off and the remaining $0.3 million was included in other general and administrative expense as a reduction in recovery related costs that were previously incurred. Future amounts recovered (related to costs incurred for pursuit of recovery), if any, will be recognized in income when realization is assured beyond a reasonable doubt. See further discussion below in this Item 7 under “Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 - Operating Expenses.”

Depreciation and amortization expense totaled $15.7 million for 2008 compared to $15.3 million for 2007, representing an increase of $0.4 million or 2.7%. The increase is primarily attributable to the amortization of technology assets capitalized during 2007 and 2008.

Income Taxes

For the year ended December 31, 2008, the Company had an income tax benefit of $1.6 million compared to income tax expense of $10.5 million for the year ended December 31, 2007. The change is primarily due to an operating loss for 2008 compared to operating income in 2007. The Company’s effective tax rate for 2008 and 2007 was 54.3% and 36.7%, respectively.  The Company’s effective tax rates differed from the statutory federal tax rates primarily because of state taxes and federal tax credits.

Gross Profit, Operating (Loss) Income, (Loss) Income From Continuing Operations and Diluted (Loss) Earnings Per Share From Continuing Operations

As a net result of the factors described above, the following table summarizes the changes in gross profit, operating (loss) income, (loss) income from continuing operations and diluted (loss) earnings per share from continuing operations:

	Year Ended
	December 31, 2008	December 31, 2007	% Change
	(in thousands, except per share and statistical data)
Gross profit	$145,337	$186,027	(21.9)%
Operating (loss) income	$(803)	$31,027	(102.6)%
(Loss) income from continuing operations	$(1,311)	$18,097	(107.2)%
Diluted (loss) earnings per share from continuing operations	$(0.05)	$0.75	(106.7)%
Statistical data:
Gross profit per average number of client employees paid	$1,499	$1,645	(8.9)%
Operating (loss) income per average number of client employees paid	$(8)	$274	(102.9)%

Discontinued Operations

The loss from discontinued operations was $5.6 million ($3.5 million net of income tax) for the year ended December 31, 2008 compared to $13.1 million ($8.1 million net of income tax) for the year ended December 31, 2007.  The decrease in the loss of $7.5 million was primarily the result of the $8.5 million impairment charge for long-lived assets recorded in 2007. The impairment charge in 2007 and the decision to exit the Gevity Edge Select business in 2008 were primarily a result of the poor performance of the business and the integration challenges experienced in 2007. As a result of the exit decision, the remaining goodwill that originated in the HRA acquisition was impaired in 2008 resulting in a charge of $0.5 million.  The Company’s operations related to Gevity Edge Select ceased on June 30, 2008.  The Company does not expect to incur any further significant costs related to the exit.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

The following table presents certain information related to the Company’s revenues from continuing operations for the years ended December 31, 2007 (“2007”) and December 31, 2006 (“2006”):

	Year Ended
	December 31, 2007	December 31, 2006	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$141,496	$162,585	(13.0)%
Employee health and welfare benefits	350,965	352,017	(0.3)%
Workers’ compensation	84,513	106,075	(20.3)%
State unemployment taxes and other	24,620	26,850	(8.3)%
Total revenues	$601,594	$647,527	(7.1)%

Statistical data:
Gross salaries and wages (in thousands)	$4,929,352	$5,142,387	(4.1)%
Client employees at period end	115,580	127,813	(9.6)%
Clients at period end (1)	6,728	7,397	(9.0)%
Average number of client employees/clients at period end	17	17	n/a
Average number of client employees paid (2)	113,094	125,905	(10.2)%
Average wage per average client employees paid	$43,586	$40,843	6.7%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (3)	$1.92	$2.30	(16.5)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (3), (4)	$2.13	$2.68	(20.5)%
Professional service fees per average number of client employees paid	$1,251	$1,291	(3.1)%
Client employee health benefits participation	37%	38%	(2.6)%

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

(4)                      Manual premium rate data is derived from tables of member insurance companies of AIG CI in effect for 2007 and 2006, respectively.

For 2007, total revenues were $601.6 million compared to $647.5 million for 2006, representing a decrease of $45.9 million or 7.1%. This decrease was a result of the reduction in all revenue components as described below.

As of December 31, 2007, the Company served 6,728 clients, as measured by each client’s FEIN, with 115,580 active client employees. This compares to 7,397 clients, as measured by each client’s FEIN, with 127,813 active client employees at December 31, 2006.  The average number of client employees paid was 113,094 for 2007 compared to 125,905 for 2006.  The declines in client and client employee metrics were attributable to the Company’s 2006 initiative to bring healthcare premiums up to retail rates, lower than expected production levels during 2007, and the impact in 2007 of the economy on clients in Florida and clients in the financial and business service sectors.

The average wage per average number of client employees paid for 2007 increased 6.7% to $43,586 from $40,843 in 2006.  This increase was due to inflation as well as the Company’s strategy of focusing on clients that pay higher wages to their employees.

Revenues from professional service fees decreased to $141.5 million for the year ended December 31, 2007, from $162.6 million for the year ended December 31, 2006, representing a decrease of $21.1 million or 13.0%. The decrease was primarily due to the overall decrease in the average number of client employees paid as discussed above. Professional service fees per average number of client employees paid decreased by 3.1%, from $1,291 for the year ended December 31, 2006 to $1,251 for the year ended December 31, 2007. This decrease was primarily attributable to general market dynamics.

Revenues for providing health and welfare benefits for the year ended December 31, 2007 were $351.0 million as compared to $352.0 million for the year ended December 31, 2006, representing a decrease of $1.1 million or 0.3%. Health and welfare benefit plan revenues decreased due to the decrease in the average number of participants in the Company’s health and welfare benefit plans of approximately 10.1% and was partially offset by the increase in health insurance premiums as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass along all insurance-related cost increases.

Revenues for providing workers’ compensation insurance coverage decreased to $84.5 million for the year ended December 31, 2007, from $106.1 million for the year ended December 31, 2006, representing a decrease of $21.6 million or 20.3%. Workers’ compensation billings, as a percentage of workers’ compensation wages for 2007, were 1.92% as compared to 2.30% for 2006, representing a decrease of 16.5%. Workers’ compensation revenue decreased in 2007 primarily due to the combined effects of a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in January 2007 and a decrease in the number of clients that participate in the Company’s workers’ compensation program. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 20.5% during 2007 as compared to 2006. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates primarily reflects the reduction in the Florida manual premium rates.

Revenues from state unemployment taxes and other revenues decreased to $24.6 million for the year ended December 31, 2007, from $26.9 million for the year ended December 31, 2006, representing a decrease of $2.2 million or 8.3%. The decrease was primarily due to the decrease in wages that provide unemployment tax revenue to the Company and was partially offset by increases in the state unemployment tax rates that were passed along to clients.

Cost of Services

The following table presents certain information related to the Company’s cost of services from continuing operations for 2007 and 2006:

	Year Ended
	December 31, 2007		December 31, 2006		% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$347,816		$354,531		(1.9)%
Workers’ compensation	39,371		57,462		(31.5)%
State unemployment taxes and other	28,380		32,062		(11.5)%
Total cost of services	$415,567		$444,055		(6.4)%

Statistical data:

Gross salaries and wages (in thousands)	$4,929,352		$5,142,387		(4.1)%
Average number of client employees paid (1)	113,094		125,905		(10.2)%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$0.89		$1.25		(28.8)%
Number of workers’ compensation claims (3)	4,590		5,820		(21.1)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	1.04	x	1.26	x	(17.5)%

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

Cost of services, which includes the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $415.6 million for 2007, compared to $444.1 million for 2006, representing a decrease of $28.5 million or 6.4%. This decrease was due to the reduction in all of the cost of services components as described below.

The cost of providing health and welfare benefits to clients’ employees for 2007 was $347.8 million as compared to $354.5 million for 2006, representing a decrease of $6.7 million or 1.9%. This decrease was primarily attributable to the decrease in the number of client employees participating in the health and welfare benefit plans and was partially offset by higher cost of health benefits.  In addition, during 2007, the Company recorded a $3.1 million health benefit surplus due to favorable claims development compared to a $2.5 million health benefit subsidy recognized during 2006, primarily due to a $1.3 million one-time premium cost for the month of October 2006 not passed along to clients after the deferral of the start of the new health plan benefit year from October 1 to November 1.

Workers’ compensation costs were $39.4 million for 2007, as compared to $57.5 million for 2006, representing a decrease of $18.1 million or 31.5%. Workers’ compensation costs decreased in 2007 primarily as a result of the overall decline in the Company’s client employees and the related impact on the 2007 program year costs. In addition, the reduction in the prior years’ workers’ compensation loss estimates were $19.8 million during 2007 compared to $18.7 million during 2006.

State unemployment taxes and other costs were $28.4 million for 2007, compared to $32.1 million for 2006, representing a decrease of $3.7 million or 11.5%. The decrease in the Company’s client employees and related taxable wages were substantially offset by an increase in state unemployment tax rates beginning January 1, 2007, as well as an increase in costs associated with expanded client service offerings.

Operating Expenses

The following table presents certain information related to the Company’s operating expenses from continuing operations for  2007 and 2006:

	Year Ended
	December 31, 2007	December 31, 2006	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$83,737	$85,112	(1.6)%
Other general and administrative	55,937	54,471	2.7%
Reinsurance contract loss, net	—	1,650	n/a
Depreciation and amortization	15,326	13,810	11.0%
Total operating expenses	$155,000	$155,043	—%

Statistical data:
Internal employees at year end	871	996	(12.6)%

Total operating expenses remained flat at  approximately $155.0 million for both 2007 and 2006.

Salaries, wages and commissions were $83.7 million for 2007 as compared to $85.1 million for 2006, representing a decrease of $1.4 million or 1.6%. The decrease is primarily a result of the net effect of the reduction in management and support personnel that occurred throughout 2007 and was partially offset by the annual increase in wages. Additionally, severance costs were approximately $5.3 million during the year ended December 31, 2007 (including approximately $1.6 million related to the severance agreement of our former Chief Executive Officer) compared to severance costs incurred during the year ended December 31, 2006 of $2.3 million and are primarily related to cost alignment efforts that have occurred throughout the periods.

Other general and administrative expenses were $55.9 million for 2007 as compared to $54.5 million for 2006, representing an increase of $1.5 million or 2.7%. This increase is primarily a result of costs associated with investments in marketing and information technology which benefited operations beyond 2007, relating to improvements in service delivery and sales.  Additionally, there was an increase in bad debt expense of approximately $0.9 million related to terminated accounts in 2007.

The net reinsurance contract loss for the year 2006 was $1.7 million as a result of the net effect of the following. During the second quarter of 2006, the Company recorded a $4.7 million loss on a reinsurance contract related to its 2006 workers’ compensation program. The Company determined that, as a result of the liquidation proceeding related to the Bermuda reinsurance company responsible for covering the layer of its workers’ compensation claims between $0.5 million and $2.0 million per occurrence and the related termination of its reinsurance contract, a loss of $4.7 million should be recorded as of June 30, 2006, which represented the entire premium paid for coverage in 2006. During the third quarter of 2006, the Company recorded a gain on the reinsurance contract as a result of the receipt of $3.0 million pursuant to a court-approved settlement, which also called for the admission in the liquidation proceeding of an unsecured claim against the reinsurer in the amount of $2.2 million. The settlement is without prejudice to any claims Gevity may have against third parties relating to the reinsurer’s liquidation. The Company has actively pursued additional recovery. See information regarding the 2008 recovery previously discussed in this Item 7 under “Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 - Operating Expenses.” In light of the liquidation proceeding, during the second quarter of 2006, the Company secured comparable coverage for the layer of claims between $0.5 million and $2.0 million from AIG retroactively effective to January 1, 2006. The cost of the replacement coverage for 2006 (approximately $4.8 million), has been included in cost of services for 2006 and replaces the cost incurred from the original policy.

Depreciation and amortization expense totaled $15.3 million for 2007 compared to $13.8 million for 2006, representing an increase of $1.5 million or 11.0%. The increase is primarily attributable to the amortization of technology assets capitalized during 2007.

Income Taxes

For the year ended December 31, 2007, the Company had an income tax expense of $10.5 million compared to income tax expense of $13.4 million for the year ended December 31, 2006. The change is primarily due to the reduction in income from continuing operations for 2007 compared to 2006. The Company’s effective tax rate for 2007 and 2006 was 36.7% and 27.3%, respectively.  The Company’s effective tax rates differed from the statutory federal tax rates because of state taxes and federal tax credits.  In addition, during 2006, the Company’s effective tax rate was favorably impacted as a result of the filing of a change in accounting method with the Internal Revenue Service and the related reversal of a tax reserve of approximately $2.0 million.

Gross Profit, Operating Income, Income From Continuing Operations and Diluted Earnings Per Share From Continuing Operations

As a net result of the factors described above, the following table summarizes the changes in gross profit, operating income, income from continuing operations and diluted earnings per share from continuing operations:

	Year Ended
	December 31, 2007	December 31, 2006	% Change
	(in thousands, except per share and statistical data)
Gross profit	$186,027	$203,472	(8.6)%
Operating income	$31,027	$48,429	(35.9)%
Income from continuing operations	$18,097	$35,571	(49.1)%
Diluted earnings per share from continuing operations	$0.75	$1.33	(43.6)%
Statistical data:
Gross profit per average number of client employees paid	$1,645	$1,616	1.8%
Operating income per average number of client employees paid	$274	$385	(28.8)%

Discontinued Operations

The loss from discontinued operations was $13.1 million ($8.1 million net of income tax) for the year ended December 31, 2007, compared to $0.5 million ($0.3 million net of income tax) for the year ended December 31, 2006. The increase in the loss of $12.6 million was primarily attributable to the 2007 acquisition of HRA. Included in the 2007 loss are the impact of the $8.5 million impairment loss on the long-lived and intangible assets of HRA as previously discussed, an increase in operating expenses of $7.1 million related to the operations of HRA, integration costs of HRA, costs associated with the re-launch of Gevity Edge Select, and an increase in the amortization expense associated with intangible assets acquired in the HRA acquisition. These amounts were partially offset by the increase in Gevity Edge Select gross profit of $2.9 million as a result of the increase in professional service fees. The Company’s operations related to Gevity Edge Select ceased on June 30, 2008.

LIQUIDITY AND CASH FLOWS

Cash Flow

General

The Company believes that its current cash balances, cash flow from operations and the existing credit facility will be sufficient to meet its operational requirements for the next 12 months. The Company has a secured credit facility for $85.0 million with Bank of America, N.A. and Wachovia, N.A. (the “Lenders”) and had no outstanding borrowings as of December 31, 2008. See Note 10 to the consolidated financial statements beginning on page F-1 for additional information regarding the Company’s credit facility. On February 25, 2008, the Company entered into the Third Amendment to Amended and Restated Credit Agreement (“Third Amendment”). The Third Amendment provides for the grant of security interests and liens in substantially all the property and assets (with agreed upon carveouts and exceptions) of the Company to the Lenders. The Third Amendment also provided for an automatic decrease of the aggregate revolving commitment of the credit facility from $100.0 million to $85.0 million on September 30, 2008. The Third Amendment includes additional covenants and amends certain financial covenants and negative covenants with an effective date of December 31, 2007. These include the maintenance of a minimum consolidated net worth, a maximum consolidated adjusted leverage ratio, a minimum consolidated fixed charge coverage ratio of 1.25:1.0, minimum consolidated adjusted EBITDA requirements (for 2008 only), and a ceiling on consolidated capital expenditures. The revised covenants set forth in the Third Amendment also restrict the Company’s ability to repurchase shares of its capital stock except in certain circumstances, make acquisitions and require the Company to provide certain period reports relating to budget and profits and losses, intellectual property and insurance policies.  Each of these covenants is based on defined terms and contain exceptions in each case contained in the credit agreement, as amended. The Company was in compliance with all of the revised covenants under the credit agreement at December 31, 2008. The ability to draw funds under the credit agreement is dependent upon meeting the aforementioned financial covenants.  Additionally, the level of compliance with the financial covenants determines the maximum amount available to be drawn. At December 31, 2008, no amounts were outstanding under the credit facility and the maximum facility available to the Company was approximately $48.4 million (which includes the effect on availability of the outstanding letter of credit to BCBSF/HOI of $7.0 million). The Company is not currently aware of any inability of our Lenders to provide access to the full commitment of funds that exist under our credit facility, if necessary. However, due to recent economic conditions and the deteriorating business climate facing financial institutions, there can be no assurance that such facility will be available to the Company, even though it is a binding commitment.

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

The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees and the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; (iv) workers’ compensation insurance charges (if applicable); and (v) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on coverage levels elected by the client and the client employees. Included in the Company’s billings from continuing operations during 2008 were salaries, wages and payroll taxes of client employees of approximately $4.6 billion. The billings to clients are managed from a cash flow perspective so that a matching generally exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of the Company’s professional services agreements, the Company is obligated to make certain wage, tax and regulatory payments even if the related wages tax and regulatory payments are not made by its clients. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client and generally, the Company has the right to immediately terminate the client relationship for non-payment. To the extent this objective is not achieved, short-term cash requirements, as well as bad debt expense, can be significant and the results of operations and cash flow may potentially be impacted. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

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

At December 31, 2008, the Company had $41.4 million in total cash and cash equivalents and restricted marketable securities, of which $32.5 million was unrestricted. At December 31, 2008, the Company had pledged $8.9 million of restricted marketable securities in collateral trust arrangements issued in connection with the Company’s workers’ compensation and general insurance coverage as follows:

	December 31, 2008	December 31, 2007
	(In thousands)
Short-term marketable securities — restricted:
General insurance collateral obligations — AIG	$4,836	$4,702
HRA Escrow	—	1,400
Total short-term marketable securities — restricted	4,836	6,102

Long-term marketable securities restricted:
Workers’ compensation collateral — AIG	4,048	3,934
Total long-term marketable securities — restricted	4,048	3,934
Total restricted assets	$8,884	$10,036

During the third quarter of 2008, the Company reached a settlement with the former HRAmerica Inc, (“HRA”) owners that resulted in the release to Gevity of the $1.4 million held in escrow related to purchase price contingencies from the February 16, 2007 acquisition of HRA.

The Company’s obligation to Blue Cross Blue Shield of Florida, Inc. and its subsidiary Health Options, Inc. (together “BCBSF/HOI”) under its current contract requires an irrevocable letter of credit (“LOC”) in favor of BCBSF/HOI in an initial amount of $5.0 million on October 1, 2008, and shall be increased monthly by approximately $1.0 million over a seven month period until it reaches $11.8 million on May 1, 2009. At December 31, 2008, the outstanding LOC in favor of BCBSF/HOI was $7.0 million.

The Company does not anticipate any additional collateral obligations to be required in 2008 for its workers’ compensation arrangements.

As of December 31, 2008, the Company has recorded a $115.3 million receivable from AIG CI representing workers’ compensation premium payments made to AIG CI related to program years 2000 through the 2008 in excess of the present value of the estimated claims liability.  This receivable represents a significant concentration of credit risk for the Company. Gevity has various commercial insurance relationships with AIG CI, a subsidiary of AIG, including its workers’ compensation program.  AIG CI has publicly stated as recently as March 2, 2009, that it remains well-capitalized and financially secure, with ample resources to pay policyholder claims.  The issues that have evolved at AIG relate to entities outside of their commercial insurance division. The AIG insurance companies are regulated by state law and their affairs overseen by state insurance commissioners.  Those laws are designed in part to assure that regulated insurance companies are operated on a financially sound basis and their assets are protected from the financial problems of non-insurance affiliates. Under state insurance regulations, the assets of the AIG insurance subsidiaries are protected from the creditors of the parent company. On March 2, 2009, AIG also announced its intention to form a General Insurance holding company with a board of directors, management team and brand distinct from AIG. The Commercial Insurance group will be a component of this holding company. As of March 2, 2009, AIG CI’s financial strength rating by A.M. Best was an “A”.  Accordingly, the Company does not believe that the current financial condition of AIG will have a material adverse effect on AIG CI or the Company’s workers’ compensation receivable as of December 31, 2008.

Cash Flows from Operating Activities

At December 31, 2008, the Company had a net working capital of $15.6 million, including restricted funds classified as short-term of $4.8 million, as compared to a net working capital deficit of $26.2 million as of December 31, 2007, including $6.1 million of restricted funds classified as short-term. The increase in working capital during 2008 was primarily due to the increase in the short-term workers’ compensation receivable of $35.0 million as a result of an increase in the estimated 2009 refunds from AIG CI ($26.6 million of which was received in January 2009 and, if current trends continue, another $25.3 million is expected to be received during the second half of 2009).

Net cash provided by operating activities was $43.3 million for the year ended December 31, 2008, as compared to net cash provided by operating activities of $11.4 million for the year ended December 31, 2007, representing an increase of $31.9 million. Cash flows from operating activities are significantly impacted by the timing of client payrolls, the day of the week on which a fiscal period ends and the existence of holidays at or immediately following a period end. The overall increase in cash from operating activities was primarily due to the reduction in accounts receivables from December 31, 2007, and an increase in client prepayments at December 31, 2008. These increases to cash provided by operating activities were partially offset by an overall reduction in earnings, accounts payable and accrued liabilities, as well as accrued payroll and payroll taxes, as a result of the reduction in worksite employees that occurred throughout 2008.

During the year ended December 31, 2008, the Company received $35.1 million of loss fund collateral premium refunds from AIG in connection with its annual loss fund true-up ($33.1 million in the third quarter) and $4.7 million during the fourth quarter of 2008 in connection with the annual premium expense true-up. In addition, AIG CI agreed to defer the Company’s $13.9 million fourth quarter 2008 loss fund collateral premium pay-in until after the June 30, 2009 true-up when it will be determined whether or not it is required based upon the results of the true-up calculation.  Additional releases of premiums by AIG are also anticipated in future years if such trends continue.  The Company believes that it has provided AIG a sufficient amount of cash to cover its short-term and long-term workers compensation obligations related to open policy years.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2008 of $2.1 million, includes approximately $3.2 million for capital expenditures primarily for technology-related items and $0.2 million for purchases of marketable securities. These amounts are partially offset by proceeds from the return of $1.4 million previously held in an escrow account for purchase price contingencies related to the HRA acquisition. This compares to cash used in investing activities of $17.2 million for the year ended December 31, 2007, which includes approximately $10.9 million related to the February 16, 2007 acquisition of HRA ($9.5 million of cash and related acquisition costs and $1.4 million included in marketable securities purchases for purchase price contingencies held in an escrow account). In addition, the Company spent approximately $5.9 million for capital expenditures primarily for technology-related items excluding approximately $0.1 million of capital expenditures made by the Company in 2007 and paid for in 2008 and $1.1 million of capital assets acquired through capital leasing arrangements. The Company is continuing to invest capital resources in the development and enhancement of its current information technology infrastructure and service delivery capabilities.

Cash Flows from Financing Activities

 Cash used in financing activities for the year ended December 31, 2008 of $18.6 million was primarily a result of $17.4 million net repayment of the revolving credit facility, $5.7 million of cash dividends paid and $0.5 million of capital lease payments. These amounts were partially offset by $4.0 million received upon the exercise of 1,003,625 stock options and the purchase of 40,479 shares of common stock under the Company’s employee stock purchase plan and $0.9 million related to excess tax benefits received by the Company for its share-based arrangements.

This compares to cash used in financing activities for the year ended December 31, 2007 of $20.6 million primarily a result of the use of $30.3 million to repurchase 1,543,121 shares of the Company’s common stock under its stock repurchase programs and $8.6 million of cash dividends paid. These amounts were partially offset by $17.4 million of net borrowings under the revolving credit facility and $1.0 million received upon the exercise of 91,742 stock options and the purchase of 20,301 shares of common stock under the Company’s employee stock purchase plan.

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

Table Of Contractual Arrangements — The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2008, and the effect they are expected to have on its liquidity and capital resources (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
2009 Insurance policy obligations to AIG CI (1)	$52,417	$52,417	$—	$—	$—
Operating lease obligations	30,440	8,630	10,128	6,358	5,324
Liability for unrecognized tax positions — FIN 48 (2)	7,741	7,741	—	—	—
Capital lease obligations	973	606	367	—	—
Purchase obligations	340	340	—	—	—
Revolving credit facility (3)	—	—	—	—	—
Total	$91,911	$69,734	$10,495	$6,358	$5,324

(1)                   The 2009 insurance policy obligations to AIG CI include insurance obligations related to workers’ compensation, auto and general liability insurance coverage. The Company does not anticipate that any amounts will be due to AIG CI in connection with the June 30, 2009 annual loss-fund collateral true-up as a result of the fourth quarter deferral of $13.9 million of loss fund collateral pay-in as previously described under “Business - Vendor Relationships - Workers’ Compensation Insurance.”

(2)                    Excluded from the liability for unrecognized tax positions included in the Contractual Obligations table above are $2.1 million of  unrecognized tax benefits; due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement related to these unrecognized tax benefits. See Note 17 to the consolidated financial statements beginning on page F-1 for additional information on unrecognized tax benefits.

(3)                    Interest on the revolving credit facility is paid monthly; as such, no amounts are outstanding as of December 31, 2008.

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

Workers’ Compensation Receivable/Reserves

For a description of the Company’s workers’ compensation program see “Item 1. Business - Vendor Relationships - Workers’ Compensation.”

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

The Company’s consolidated financial statements reflect the estimates made by the Company as well as other factors related to the Company’s workers’ compensation programs within the cost of services on the Company’s consolidated statements of operations and within the workers’ compensation receivable, the accrued insurance premiums and health reserves or the other long-term liabilities on the Company’s consolidated balance sheets. Gevity accounts for its workers’ compensation insurance contracts with AIG as follows:

•      Premiums for claims in excess of the deductible layer are expensed ratably during the policy year.

•      Administrative costs of the program (including claims administration, state taxes and surcharges) are determined and expensed quarterly.

•      Gevity’s estimate of its ultimate claim liability to AIG CI for claims that fall within the policy year deductible, calculated on a net present value basis, is determined and expensed quarterly.

•      The return on investments earned with respect to the loss fund collateral held by AIG CI under the insurance agreements is determined and recorded quarterly as a reduction of workers’ compensation expense.

•      The balance in the loss fund collateral accounts held by AIG CI (including interest earned) in excess of the net present value of the Company’s liability to AIG CI with respect to claims payable within the deductible layer is recorded as a workers’ compensation receivable.

•      Returns of loss fund collateral deposits are recorded as reductions to the workers’ compensation receivable.

If the actual cost of the claims incurred is higher than the estimates of its ultimate claim liability to AIG CI determined by the Company then the accrual rate used to determine workers’ compensation costs could increase. If the actual cost of the claims incurred is lower than the estimates of its ultimate claim liability to AIG CI determined by the Company, then the accrual rate used to determine workers’ compensation costs could decrease. An increase or decrease to the accrual rate is reflected in the accounting period for which the change in the amount of workers’ compensation claims is estimated. Due to the considerable variability in the estimate of the amount of workers’ compensation claims, adjustments to workers’ compensation costs are sometimes significant. For example, a 1% change in overall ultimate claims liability estimate for claims under the Company’s deductible levels with no other changes in assumptions would have impacted the net present value of the claims liability and workers’ compensation cost as of December 31, 2008 by approximately $4.0 million.

During 2008 and 2007, the Company, in conjunction with its quarterly reviews of its ultimate claim liability estimates, revised its previous loss estimates for prior policy years in recognition of the continued favorable claim development trends that occurred during each year. This revision of prior year loss estimates resulted in a total of $19.6 million and $19.8 million in 2008 and 2007, respectively, in favorable adjustments to costs of services and workers’ compensation receivable.

The following loss reserve development table illustrates the change over time of reserves established for workers’ compensation claims for each of the open policy years. This table excludes the 2000 program year for the Texas Workers’ Compensation Insurance Fund, which was a guaranteed cost program under which all of the claims were paid by the insurance company without any deductible payment by the Company. The second section, reading down, shows the number of claims reported. The third section, reading down, shows the number of open claims as of the end of each successive year. The fourth section, reading down, shows the amount of open case reserves as of the end of each successive year. The fifth section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the ultimate claim liability estimates. The last section, reading down, shows re-estimates of the originally recorded ultimate claim liability estimates as of the end of each successive year, which is the result of the Company’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The loss reserve development table for workers’ compensation claims is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

	Years Ended December 31,
Policy Year	2008	2007	2006	2005	2004	2003	2002	2001	2000
	(Dollars in thousands)
Originally reported ultimate loss estimates for claims and claims expenses limited to the Company’s liability per occurrence	$38,500	$47,800	$60,500	$64,000	$73,000	$65,000	$76,200	$103,000	$109,000
Number of claims reported as of:
End of initial year	3,388	4,590	5,820	6,232	6,489	5,765	7,701	10,195	11,888
One year later	—	4,698	5,953	6,420	6,665	5,916	7,856	10,475	12,088
Two years later	—	—	5,969	6,432	6,679	5,961	7,873	10,495	12,114
Three years later	—	—	—	6,434	6,680	5,964	7,872	10,500	12,118
Four years later	—	—	—	—	6,681	5,963	7,873	10,500	12,119
Five years later	—	—	—	—	—	5,965	7,873	10,500	12,119
Six years later	—	—	—	—	—	—	7,784	10,500	12,119
Seven years later	—	—	—	—	—	—	—	10,500	12,119
Eight years later	—	—	—	—	—	—	—	—	12,118
Number of open claims reported as of:
End of initial year	774	1,162	1,474	1,628	2,045	1,604	1,632	2,632	3,077
One year later	—	220	265	329	388	333	462	791	965
Two years later	—	—	124	131	174	121	251	286	532
Three years later	—	—	—	79	88	57	126	156	148
Four years later	—	—	—	—	46	36	84	84	84
Five years later	—	—	—	—	—	19	55	59	54
Six years later	—	—	—	—	—	—	37	47	36
Seven years later	—	—	—	—	—	—	—	32	27
Eight years later	—	—	—	—	—	—	—	—	19
Insurance carrier open case reserve amount as of:
End of initial year	$9,010	$13,029	$13,997	$15,028	$15,339	$12,444	$15,272	$23,087	$22,315
One year later	—	$6,862	$7,480	$10,079	$10,825	$9,253	$11,249	$14,086	$16,796
Two years later	—	—	$3,373	$3,888	$5,902	$4,381	$6,579	$8,223	$12,105
Three years later	—	—	—	$2,747	$3,783	$2,534	$4,697	$4,814	$5,533
Four years later	—	—	—	—	$2,376	$1,613	$4,249	$2,960	$3,639
Five years later	—	—	—	—	—	$777	$2,349	$4,225	$2,665
Six years later	—	—	—	—	—	—	$2,239	$3,203	$2,629
Seven years later	—	—	—	—	—	—	—	$1,866	$2,025
Eight years later	—	—	—	—	—	—	—	—	$1,623
Cumulative net paid claims by insurance carrier as of:
End of initial year	$9,609	$10,837	$14,162	$14,647	$13,876	$14,502	$16,859	$21,345	$22,688
One year later	—	$23,226	$28,778	$29,328	$31,488	$30,790	$38,006	$47,461	$50,524
Two years later	—	—	$34,819	$38,118	$40,010	$40,343	$50,182	$65,925	$69,251
Three years later	—	—	—	$40,664	$44,402	$43,221	$56,292	$72,457	$81,033
Four years later	—	—	—	—	$46,467	$45,086	$59,056	$76,740	$85,241
Five years later	—	—	—	—	—	$46,055	$60,727	$78,217	$88,084
Six years later	—	—	—	—	—	—	$62,366	$79,475	$89,274
Seven years later	—	—	—	—	—	—	—	$81,086	$90,419
Eight years later	—	—	—	—	—	—	—	—	$91,200
Undiscounted ultimate loss estimates re-estimated as of:
End of initial year	$38,500	$47,800	$60,500	$64,000	$73,000	$65,000	$76,200	$103,000	$109,000
One year later	—	$42,600	$54,700	$58,500	$63,000	$63,000	$78,000	$98,000	$109,000
Two years later	—	—	$47,000	$52,700	$56,700	$56,000	$71,000	$99,000	$108,400
Three years later	—	—	—	$48,000	$53,500	$51,600	$69,000	$93,000	$105,000
Four years later	—	—	—	—	$52,100	$49,400	$69,000	$90,000	$104,000
Five years later	—	—	—	—	—	$48,100	$66,000	$86,900	$100,000
Six years later	—	—	—	—	—	—	$66,200	$85,100	$95,600
Seven years later	—	—	—	—	—	—	—	$84,500	$93,800
Eight years later	—	—	—	—	—	—	—	—	$93,300

The following table summarizes the components of the workers’ compensation receivable, net, for the open policy years as of December 31, 2008. Policy years 2000 through 2002 have been combined to reflect the additional insurance coverage purchased from AIG CI during 2004 with respect to those policy years and include the premium payment and claim activity with both AIG CI and CNA:

	For the Policy Years Ended December 31,
	2008	2007	2006	2005	2004	2003	2000-2002	Total
	(In thousands)
Initial loss fund collateral payments to carriers (1)	$41,652	$66,500	$90,000	$100,000	$111,402	$85,000	$293,720	$788,274
Loss fund collateral refunds received	—	(13,467)	(40,217)	(51,245)	(60,142)	(29,378)	(5,500)	(199,949)
Net loss fund collateral held by carriers	41,652	53,033	49,783	48,755	51,260	55,622	288,220	588,325
Claims paid by insurance carrier	(9,609)	(23,226)	(34,819)	(40,664)	(46,467)	(46,055)	(234,652)	(435,492)
Estimated future claims covered by loss fund collateral	(28,891)	(19,374)	(12,181)	(7,336)	(5,633)	(2,045)	(9,348)	(84,808)
Total estimated ultimate claim liability	(38,500)	(42,600)	(47,000)	(48,000)	(52,100)	(48,100)	(244,000)	(520,300)
Reinsurance reimbursement	—	—	—	(178)	—	—	—	(178)
Discount on future claim payments	1,766	1,772	1,125	670	435	187	1,026	6,981
Estimated premium expense refunds due (payable)	2,441	(61)	363	414	336	118	161	3,772
Accrued interest receivable on loss fund collateral payments	784	4,001	5,608	6,201	5,982	4,903	9,254	36,733
Workers’ compensation receivable, net, as of December 31, 2008	$8,143	$16,145	$9,879	$7,862	$5,913	$12,730	$54,661	$115,333

(1)          Represents initial premium/collateral payments to carriers for the deductible portion of the Company’s workers’ compensation program. See discussion under “Item 1. Business — Vendor Relationships — Workers’ Compensation Insurance” regarding the AIG CI deferral of the fourth quarter 2008 loss fund collateral payments for the 2008 policy year.

The AIG CI workers’ compensation insurance program provides for a return to the Company of excess premiums paid eighteen months after the beginning of each program year and annually thereafter. The adjustment amount is determined by applying a loss development factor to the incurred losses based upon actual claims incurred during the program year and comparing that amount to actual premiums paid for the program year. The Company expects to receive approximately $51.9  million, during 2009. All other estimated premium/collateral return is expected to be long-term.

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

Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. During the fourth quarter of 2008, the Company’s market capitalization dropped below the net book value of its equity.  In addition, forecasted cash flows decreased reflecting continued deterioration of macroeconomic conditions which accelerated and became apparent during the fourth quarter of 2008.  As a result and in connection with the Company’s annual test for goodwill impairment, the Company determined that the fair value of the Company was less than its carrying value and that the implied fair value of the goodwill was zero. Accordingly, the Company recorded a goodwill impairment loss of $8.7 million which eliminated goodwill in its entirety. The fair value of the Company was based on a combination of the discounted cash flow method, the guideline company method, and the similar transaction method. In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its other long-lived and intangible assets (including deferred tax assets) and, based upon the weighted probability of alternative scenarios that existed as of December 31, 2008, concluded that the carrying value of long-lived assets was recoverable and that no other impairments or valuation allowances were required.

Medical Benefit Plan Liabilities

The Company provides medical benefit plans to its client employees through several medical benefit plan providers; under a minimum premium plan with BCBSF/HOI and guarantee cost contracts for all other plans.

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

For each period, the Company estimates the relevant factors, based primarily on historical data and uses this information to determine the assumptions underlying the reserve calculations. An extensive degree of judgment is used in this estimation process. Due to the considerable variability of health care costs, adjustments to health reserves are sometimes significant. For example, an increase (decrease) in the margin factor used to calculate claims incurred but not reported by 0.5% at December 31, 2008, would have resulted in an increase (decrease) in the incurred but not reported claim reserve of approximately $0.6 million.

During the year ended December 31, 2008, the Company recorded a net health plan surplus of $6.0 million that decreased its cost of services and reserves for incurred but not reported claims. During the year ended December 31, 2007, the Company recorded a net health plan surplus of $3.1 million that decreased its cost of services and reserves for incurred but not reported claims.

The following table provides the amount of the medical benefit plan liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported (in thousands):

	Year Ended December 31,
	2008	2007
Incurred but not reported claims	$9,491	$10,100
Other health plan liabilities	638	256
Total medical benefit plan liabilities	$10,129	$10,356

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

State Unemployment Taxes

The Company records state unemployment tax expense based upon taxable wages and tax rates as determined by each state. State unemployment rates vary by state and are based, in part, on past claims experience. If the Company’s claims experience increases, its rates could increase. Additionally, states have the ability to increase unemployment tax rates to cover deficiencies in the state’s unemployment tax fund. As a result, our unemployment tax rates have increased over the last several years and are expected to continue to increase. Some states have implemented retroactive rate increases. These increases cannot always be predicted. Contractual arrangements with the Company’s clients may limit its ability to pass through these rate increases. Retroactive rate increases that the Company determines not to pass on to its clients could have a material adverse effect on the Company’s financial position and results of operations.

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

The Company and the State of California entered into negotiations in May 2008 in an attempt to resolve the dispute.  As a result, Gevity proposed a settlement offer in June 2008 that included a cash payment offer of $1.2 million, conceding to the State’s higher overall unemployment tax rate for tax years 2007 – 2008, along with revisions to its unemployment tax reporting methods for post 2008 tax years in consideration for the State’s withdrawal of the existing assessment for 2004 - 2006 (the “ Settlement Offer”).  The Settlement Offer is currently under review by the State.  The Company’s financial statements for the year ended December 31, 2008 reflect a charge of $1.2 million within cost of services, reflecting estimated amounts due in connection with additional unemployment tax costs for the term January 1, 2007 - December 31, 2008, should the State of California accept the Settlement Offer.  In the event that the Company is not able to reach a settlement with the State of California, the Company believes it has valid defenses regarding the assessments and will vigorously challenge the assessments.

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

The Company has established credit policies and generally requires its clients to pay in advance or simultaneously with the delivery of its payroll. In addition, the Company maintains the right to immediately terminate the professional services agreement and associated client employees or to require prepayment, letters of credit or other collateral upon deterioration of a client’s financial position or upon nonpayment by a client. As a result of the Company’s strict credit policies, customer nonpayments historically have been low as a percentage of revenues (see “Schedule II - Valuation and Qualifying Accounts - Allowance for Doubtful Accounts” on page S-1). If the financial condition of the Company’s clients were to deteriorate rapidly, resulting in non-payment, the Company’s uncollected accounts receivable could increase rapidly and the Company could be required to provide for additional allowances.

Deferred Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of its assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and, if necessary, establishes a valuation allowance. The Company considers future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. The Company calculates the current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the fourth quarter of the subsequent year for U.S. federal and state provisions. If the Company were to operate at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, then the Company could be required to establish a valuation allowance against all or a significant portion of the deferred tax assets, resulting in a substantial increase in the Company’s effective tax rate. During the year ended December 31, 2007, the Company determined that it is more likely than not that the deferred tax assets related to certain state net operating loss carryforwards will not be realized. As such, at December 31, 2007, the Company established a valuation allowance of $1,304 against those certain state net operating loss carryforwards. This valuation allowance decreased by $367 during 2008 due to differences in the actual generation and utilization of state net operating losses based on the Company’s 2007 tax return filing positions and increased by $116 for additional projected state net operating losses generated in 2008 that are not expected to be realized.  If it is later determined that it is more likely than not that the net deferred tax assets would be realized, the applicable portion of the previously provided valuation allowance will be reversed.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. As of December 31, 2008, the Company has recorded $9.8 million (including interest) of unrecognized tax benefits ($2.1 million relating to the methodology used to determine state apportionment of income and $7.7 million related to a proposed IRS adjustment identified during the current IRS examination).

On March 11, 2009, in connection with an ongoing examination of the Company’s U.S. income tax returns for 2002 through 2004, the Company received Notices of Proposed Adjustment from the Internal Revenue Service (“IRS”) advising it of proposed increases to its federal income tax of approximately $41.9 million including penalties. Of this amount, the Company has previously reserved $6.9 million of federal income taxes in its consolidated financial statements in accordance with the provisions of FIN 48.  The Company believes that the remaining proposed adjustments are either the result of the IRS misunderstanding the facts relating to the adjustments or the result of a legal interpretation made by the IRS that is inconsistent with existing law.  The Company intends to vigorously contest these adjustments and believes that it will ultimately prevail.  Although the ultimate outcome of the dispute with the IRS cannot be predicted with certainty, the Company believes that adequate provision for taxes has been made in its consolidated financial statements for any reasonably foreseeable outcome related to these proposed adjustments.   Consequently, the Company believes that ultimate resolution of this matter is unlikely to have a material adverse effect on its financial condition or results of operations.

Stock-Based Compensation

The Company adopted SFAS No. 123R  in January of 2006.  SFAS 123R requires that the cost of employee share-based payments be measured at fair value on the awards’ grant date and, for those awards expected to vest, recognized in the financial statements over the requisite service period. The Company estimates the fair value of stock option awards on the date of grant utilizing the  Black-Scholes option pricing model and estimates the fair value of non-vested share awards with a market-based vesting condition using the Monte Carlo simulation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, certain assumptions used in the Black-Scholes model, such as expected term, can be adjusted to incorporate the unique characteristics of the Company’s stock option awards. Option valuation models require the input of somewhat subjective assumptions including expected stock price volatility and expected term. The Company believes it is unlikely that materially different estimates for the assumptions used in estimating the fair value of stock options granted would be made based on the conditions suggested by actual historical experience and other data available at the time estimates were made. Restricted stock awards are valued at the price of our common stock on the date of the grant. The Company utilizes judgment in the determination of expected forfeiture rates in its estimate of those share awards expected to vest.  The forfeiture rates are adjusted as necessary based upon actual forfeiture experience.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 of notes to the consolidated financial statements beginning on page F-1 of this report for a discussion of new accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates based on its investing and cash management activities. The Company currently utilizes money market funds  and has in the past utilized U.S. government agency and other corporate debt with fixed rates and maturities of less than one year to manage its exposures to interest rates. See Note 3 to the consolidated financial statements beginning on page F-1. The Company holds restricted collateral with respect to its insurance programs provided by the member insurance companies of AIG, which are currently invested in money market funds and are therefore not significantly exposed to interest rate risk. If interest rates change, the interest income with respect to these investments would ultimately be affected. The insurance premiums paid to AIG under its workers’ compensation insurance program earn a fixed rate of return and are not subject to market risk from changes in interest rates (see Note 5 to the consolidated financial statements beginning on page F-1). The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2009, although there can be no assurances that interest rates will not change.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures; Changes in Internal Control over Financial Reporting

As of the end of the period covered by this Form 10-K, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives. Based upon that evaluation and subject to the foregoing, the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

During the quarter ended December 31, 2008, there were no other changes in internal control over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective based upon those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited the Company’s consolidated financial statements. Deloitte & Touche LLP’s attestation report on management’s assessment of internal control over financial reporting is presented below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gevity HR, Inc.
Bradenton, Florida

We have audited the internal control over financial reporting of Gevity HR, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida
March 16, 2009

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 regarding the Company’s executive officers is included under “Item 1. Business - Executive Officers of the Registrant.” Other information required by this Item 10 will be contained in the Company’s proxy statement relating to the 2009 Annual Meeting of Shareholders, in which case it is hereby incorporated by reference in this Annual Report on Form 10-K, or in an amendment to this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in the Company’s proxy statement relating to the 2009 Annual Meeting of Shareholders, in which case it is hereby incorporated by reference in this Annual Report on Form 10-K, or in an amendment to this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the Company’s proxy statement relating to the 2009 Annual Meeting of Shareholders, in which case is hereby incorporated by reference in this Annual Report on Form 10-K, or in an amendment to this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in the Company’s proxy statement relating to the 2009 Annual Meeting of Shareholders, in which case it is hereby incorporated by reference in this Annual Report on Form 10-K, or in an amendment to this Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in the Company’s proxy statement relating to the 2009 Annual Meeting of Shareholders, in which case it is hereby incorporated by reference in this Annual Report on Form 10-K, or in an amendment to this Form 10-K.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements - See the Index to Consolidated Financial Statements on Page F-1.

2. Financial Statement Schedule:

See Schedule II - Valuation and Qualifying Accounts - Allowance for Doubtful Accounts on Page S-1.

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

GEVITY HR, INC.

Dated: March 16, 2009	/s/ Michael J. Lavington
Michael J. Lavington
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 16, 2009	/s/ Michael J. Lavington
Michael J. Lavington
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Dated: March 16, 2009	/s/ Garry J. Welsh
Garry J. Welsh
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 16, 2009	/s/ George B. Beitzel
George B. Beitzel
Director

Dated: March 16, 2009	/s/ Todd F. Bourell
Todd F. Bourell
Director

Dated: March 16, 2009	/s/ Paul R. Daoust
Paul R. Daoust
Director

Dated: March 16, 2009	/s/ Jonathan H. Kagan
Jonathan H. Kagan
Director

Dated: March 16, 2009	/s/ David S. Katz
David S. Katz
Director

Dated: March 16, 2009	/s/ James F. Orr, III
James F. Orr, III
Director

Dated: March 16, 2009	/s/ Jeffrey A. Sonnenfeld
Jeffrey A. Sonnenfeld
Director

Dated: March 16, 2009	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Director

GEVITY HR, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006	F-4

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008, 2007, and 2006	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006	F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule II — Valuation and Qualifying Accounts	S-1

Schedules Omitted - Certain other schedules have been omitted because they are not required or because the information required therein has been included in Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gevity HR, Inc.
Bradenton, Florida

We have audited the accompanying consolidated balance sheets of Gevity HR, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida
March 16, 2009

GEVITY HR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In $000’s except share and per share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$32,537	$9,950
Marketable securities – restricted	4,836	6,102
Accounts receivable, net	97,897	130,209
Short-term workers’ compensation receivable, net	51,920	16,950
Other current assets	14,041	14,515
Total current assets	201,231	177,726
Property and equipment, net	18,524	22,176
Long-term marketable securities – restricted	4,048	3,934
Long-term workers’ compensation receivable, net	63,413	105,321
Intangible assets, net	1,825	11,386
Goodwill	—	9,224
Deferred tax assets, net	13,054	10,797
Other assets	841	1,347
Total assets	$302,936	$341,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll and payroll taxes	$125,571	$151,105
Accrued insurance premiums and health reserves	13,319	13,557
Customer deposits and prepayments	31,793	13,581
Accounts payable and other accrued liabilities	8,411	11,881
Deferred tax liabilities, net	5,261	11,674
Dividends payable	1,234	2,096
Total current liabilities	185,589	203,894
Revolving credit facility	—	17,367
Other long-term liabilities	4,432	5,088
Total liabilities	190,021	226,349
Commitments and contingencies (see notes)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 24,754,286 and 23,379,761 issued as of December 31, 2008 and 2007, respectively	248	234
Additional paid-in capital	37,915	31,475
Retained earnings	75,329	84,899
Treasury stock (64,314 and 85,660 shares at cost, respectively)	(577)	(1,046)
Total shareholders’ equity	112,915	115,562
Total liabilities and shareholders’ equity	$302,936	$341,911

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000’s, except share and per share data)

	Year Ended December 31,
	2008	2007	2006

Revenues	$520,540	$601,594	$647,527
Cost of services (exclusive of depreciation and amortization shown below)	375,203	415,567	444,055
Gross profit	145,337	186,027	203,472

Operating expenses:
Salaries, wages and commissions	75,263	83,737	85,112
Other general and administrative	48,090	55,937	54,471
Impairment loss	8,692	—	—
Reinsurance contract (recovery) loss, net	(1,650)	—	1,650
Depreciation and amortization	15,745	15,326	13,810
Total operating expenses	146,140	155,000	155,043

Operating (loss) income	(803)	31,027	48,429
Interest income	422	903	1,097
Interest expense	(2,541)	(2,800)	(430)
Other income (expense), net	56	(558)	(169)
(Loss) income from continuing operations before income taxes	(2,866)	28,572	48,927
Income tax (benefit) provision	(1,555)	10,475	13,356

(Loss) income from continuing operations	(1,311)	18,097	35,571

Loss from discontinued operations, net of tax	(3,451)	(8,138)	(308)

Net (loss) income	$(4,762)	$9,959	$35,263

Net (loss) income per common share
- Basic:
(Loss) income from continuing operations	$(0.05)	$0.76	$1.37
Loss from discontinued operations	(0.15)	(0.34)	(0.01)
Net (loss) income	$(0.20)	$0.42	$1.36

- Diluted:
(Loss) income from continuing operations	$(0.05)	$0.75	$1.33
Loss from discontinued operations	(0.15)	(0.34)	(0.01)
Net (loss) income	$(0.20)	$0.41	$1.32

Weighted average common shares outstanding:
- Basic	23,572,943	23,688,921	25,932,904
- Diluted	23,572,943	24,247,241	26,789,652

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

(In $000’s, except share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Total

Balance, December 31, 2005	31,237,453	$312	$165,876	$58,137	$(66,367)	$(2,543)	$155,415

Issuance of common stock	724,861	8	6,664	—	(63)	—	6,609
Tax benefit of stock option exercises	—	—	4,268	—	—	—	4,268
Stock-based compensation expense	—	—	3,684	—	—	—	3,684
Reversal of deferred compensation upon adoption of SFAS 123R	—	—	(2,543)	—	—	2,543	—
Common stock dividends declared	—	—	—	(9,290)	—	—	(9,290)
Purchase of treasury stock	—	—	—	—	(53,897)	—	(53,897)
Net income	—	—	—	35,263	—	—	35,263

Balance, December 31, 2006	31,962,314	320	177,949	84,110	(120,327)	—	142,052

Adjustment upon adoption of FIN 48	—	—	—	(711)	—	—	(711)
Issuance of common stock	149,974	1	910	—	(35)	—	876
Tax benefit of stock option exercises	—	—	56	—	—	—	56
Stock-based compensation expense	—	—	2,079	—	—	—	2,079
Common stock dividends declared	—	—	—	(8,459)	—	—	(8,459)
Purchase of treasury stock	—	—	—	—	(30,290)	—	(30,290)
Cancellation of treasury shares	(8,732,527)	(87)	(149,519)	—	149,606	—	—
Net income	—	—	—	9,959	—	—	9,959

Balance, December 31, 2007	23,379,761	234	31,475	84,899	(1,046)	—	115,562

Issuance of common stock	1,374,525	14	3,522	—	469	—	4,005
Tax benefit of stock option exercises	—	—	956	—	—	—	956
Stock-based compensation expense	—	—	1,962	—	—	—	1,962
Common stock dividends declared	—	—	—	(4,808)	—	—	(4,808)
Net loss	—	—	—	(4,762)	—	—	(4,762)

Balance, December 31, 2008	24,754,286	$248	$37,915	$75,329	$(577)	$—	$112,915

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000’s)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,762)	$9,959	$35,263
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,020	16,270	13,878
Impairment loss	9,224	8,477	—
Loss on the disposal of property, net	1,097	594	238
Deferred tax benefit, net	(7,937)	(15,217)	(7,368)
Stock compensation	1,962	2,079	3,684
Excess tax benefit from share-based arrangements	(882)	(56)	(3,349)
Provision for bad debts	2,097	1,764	855
Other	—	(13)	(12)
Changes in operating working capital:
Accounts receivable, net	30,215	(5,037)	(13,927)
Other current assets	474	1,687	4,178
Workers’ compensation receivable, net	6,938	(1,045)	7,092
Other assets	(227)	(343)	(55)
Accrued insurance premiums and health reserves	(238)	(3,730)	(3,249)
Accrued payroll and payroll taxes	(25,572)	(12,449)	10,336
Accounts payable and other accrued liabilities	(3,080)	6,352	3,304
Customer deposits and prepayments	18,212	1,688	3,578
Other long-term liabilities	(285)	424	(77)
Net cash provided by operating activities	43,256	11,404	54,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(248)	(1,811)	(363)
Proceeds from sale of marketable securities	1,400	—	34
Capital expenditures	(3,244)	(5,889)	(14,198)
Business acquisition	—	(9,495)	—
Net cash used in investing activities	(2,092)	(17,195)	(14,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	(17,367)	17,367	—
Capital lease payments	(465)	(130)	—
Proceeds from issuance of common stock for employee stock plans	4,043	1,033	6,755
Excess tax benefit from share-based arrangements	882	56	3,349
Dividends paid	(5,670)	(8,586)	(8,913)
Purchase of treasury stock	—	(30,290)	(57,267)
Net cash used in financing activities	(18,577)	(20,550)	(56,076)
Net increase (decrease) in cash and cash equivalents	22,587	(26,341)	(16,234)
Cash and cash equivalents - beginning of period	9,950	36,291	52,525
Cash and cash equivalents - end of period	$32,537	$9,950	$36,291

Supplemental disclosure of cash flow information:
Income taxes paid	$4,958	$9,628	$15,697
Interest paid	$2,451	$2,888	$576

GEVITY HR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In $000’s)

Supplemental disclosure of non-cash transactions:

Capital expenditures for the years ended December 31, 2008, 2007 and 2006, exclude approximately $475, $110 and $1,739, respectively, of capital items purchased by the Company and paid for in the following year.

Capital expenditures and cash flows from financing activities for the years ended December 31, 2008 and 2007, exclude approximately $295 and $1,079, respectively, of capital items purchased by the Company through capital leases.

See notes to consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in $000’s, except share and per share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gevity HR, Inc. (“Gevity” or the “Company”) delivers the Gevity EdgeTM, a comprehensive solution comprised of innovative management and administration services, helping employers improve their bottom line by stabilizing and controlling costs, manage and reduce compliance risk, retain and develop the right employees, and save time by reducing payroll and administrative workload. Essentially, Gevity serves as the full-service human resource “HR”  department for these businesses, providing each employee with support previously only available at much larger companies.

Gevity operates as a professional employer organization (“PEO”) and enters into a co-employment relationship with its clients. The terms of the co-employment relationship are governed by a Professional Services Agreement (“PSA”) that contractually allocates employment-related responsibilities between the Company and the client. Under the co-employment relationship the Company typically assumes responsibility for the payment of salaries and wages to each client employee, the payment of payroll taxes, workers’ compensation insurance coverage, and, at the client’s option, responsibility for providing group health, welfare and retirement benefits.

 Until June 30, 2008, Gevity operated a non-co-employment business known as Gevity Edge SelectTM.  The non co-employment relationship was also governed by a PSA.  Under the non co-employment model the employment-related liabilities remained with the client and the client was responsible for its own workers’ compensation insurance and health and welfare plans.  The Company assumed responsibility for payroll administration (including payroll processing, payroll tax filing and W-2 preparation) and provided access to all of its HR services.  The Gevity Edge Select business (previously referred to as Gevity’s “Custom” business solution) was introduced in 2004 and prior to 2007 did not have a significant impact on the Company’s revenues or results of operations.  See further discussion of the discontinued operations of Gevity Edge Select in Note 2.

Principles of Consolidation

 The accompanying consolidated financial statements include the accounts of Gevity HR, Inc. and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates and assumptions are based upon management’s best knowledge of current events and actions that the Company may take in the future. The Company’s most significant estimates relate to receivables, reserves for the allowance for doubtful accounts, workers’ compensation claims, intangible assets, medical benefit plan liabilities, state unemployment taxes, deferred taxes, stock-based compensation and the estimates used in the determination of the fair value used in connection with the Company’s impairment analyses. Actual results could differ materially from those estimates.

Cash Equivalents

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

 The Company reviews its property and equipment amounts for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized if the carrying amount of the asset exceeded the estimated undiscounted cash flows expected to be generated from the asset. The amount of the impairment loss recorded would be calculated as the excess of the asset carrying value over its fair value. Fair value is estimated using a discounted cash flow analysis from the asset (asset group) or determined by other valuation techniques. The Company has determined that no impairment of property and equipment existed as of December 31, 2008.

Internal Use Software

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

Goodwill

 Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  See Note 7 for the discussion of goodwill impairment at December 31, 2008 and Note 2 for the discussion of goodwill impairment related to the discontinued operations of Gevity Edge Select.

Intangible Assets

 Intangible assets represent client service agreements acquired from independent parties. Acquired intangible assets were determined to have finite lives and are amortized on a straight-line basis over their estimated economic lives of 5 years. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The Company has determined that no impairment of the intangible assets existed as of December 31, 2008.  See Note 2 for the discussion of intangible asset impairment related to the discontinued operations of Gevity Edge Select.

Fair Value of Financial Instruments

 The carrying values of cash and cash equivalents, accounts receivable, and accounts payable and other accrued liabilities approximate their fair values due to the short-term maturities of these instruments.

Segment Reporting

     The Company operates in one reportable segment under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Revenue Recognition

 The gross billings that the Company charges its clients under its professional services agreements include each client employee’s gross wages, employment taxes, a professional service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company’s professional service fee, which is primarily computed as a percentage of gross wages, is intended to yield a profit to the Company and to cover the cost of HR outsourcing services provided by the Company to the client, certain employment-related taxes and workers’ compensation insurance coverage. The component of the professional service fee related to HR outsourcing services varies according to the size and location of the client. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Company are invoiced along with each periodic payroll delivered to the client. The Company accounts for its revenues using the accrual method of accounting.

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

Workers’ Compensation Costs

 The Company has maintained a loss sensitive workers’ compensation program since January 1, 2000. The program was with CNA Financial Corporation, (“CNA”) until December 31, 2002 and is with member insurance companies of American International Group, Inc. (“AIG”) under AIG’s Commercial Insurance Group (“AIG CI”) effective January 1, 2003. These programs provide insurance coverage for claims incurred in each plan year but which will be paid out over future periods. In states where private insurance is not permitted, client employees are covered by state insurance funds.

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

Health Benefits

 Claims incurred under the health benefit plans are expensed as incurred according to the terms of each contract. For certain contracts, liability reserves are established for the benefit claims reported but not yet paid and claims that have been incurred but not yet reported.

Stock-Based Compensation

 The Company grants stock options and non-vested stock awards to its employees, officers and directors. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), for its stock-based compensation plans.  Among other things, SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements based upon the grant-date fair value of those awards.

The Company adopted SFAS 123R using the modified prospective transition method and did not restate stock compensation expense prior to adoption. Under SFAS 123R, compensation costs recognized during the years ended December 31, 2008, 2007 and 2006 include:

•         compensation cost for all share-based awards (expected to vest) granted prior to, but not yet vested as of January 1, 2006, based upon grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

•         compensation cost for all share-based awards (expected to vest) granted during the years ended December 31, 2008, 2007 and 2006, based upon grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The Company uses the Black-Scholes-Merton valuation model for valuing all stock options and shares granted under the Employee Stock Purchase Plan. Compensation for non-vested stock awards with service-based vesting conditions is measured at fair value on the grant date based upon the number of shares expected to vest and the quoted market price of the underlying common stock. Compensation for non-vested stock awards with market-based vesting conditions is measured at fair value on the grant date utilizing the Monte Carlo simulation model.  Compensation cost for all awards is recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

Prior to the adoption of SFAS 123R, the Company presented deferred compensation associated with the issuance of non-vested stock, as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123R, on January 1, 2006, the Company reversed the deferred compensation balance from December 31, 2005 of $2,543 to additional paid-in-capital.

See Note 15 for additional information regarding the Company’s stock-based compensation plans and the assumptions used to calculate the fair value of stock-based awards.

Income Taxes

 The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The disclosure requirements and cumulative effect of adoption of FIN 48 are presented in Note 17.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the year. Common equivalent shares are calculated using the treasury stock method for stock options and non-vested stock.

Reclassifications

 Prior period amounts related to losses on the disposal of fixed assets, net, have been reclassified within the Statements of Cash Flows to conform to current period presentation.

New Accounting Pronouncements

 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 gave entities the irrevocable option to carry many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option was elected are reported in earnings. SFAS 159 was effective for the Company beginning January 1, 2008. As of the initial adoption, we did not elect the fair value option for any existing eligible items under SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for the measurement of assets and liabilities that use fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but did not expand the use of fair value to any new circumstances.  Subsequently, in February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purpose of Lease Classification or Measurement Under Statement 13 (“FSP 157-1”) and FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 excludes FASB Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of SFAS 157.  FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company implemented SFAS 157 on January 1, 2008 with no material impact on its consolidated financial statements. For further information about the fair value measurements of our financial assets and liabilities, see Note 3. The Company is currently evaluating the potential impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its financial position and results of operations.

In October 2008, the FASB issued FASB Staff Position SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP 157-3 amends SFAS No. 157 (as described below) to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of SFAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP 157-3 in the fourth quarter did not have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other US GAAP. FSP 142-3 is effective for the Company on January 1, 2009. The Company does not expect the adoption of FSP 142-3 to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which will become effective for business combination transactions having an acquisition date on or after January 1, 2009.  This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. SFAS 141R requires acquisition related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at the acquisition date, to be recorded against income rather than included in the purchase price determination.  It also requires recognition of contingent arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in income. The impact of SFAS 141R is dependent on the level of future acquisitions.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”).  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, Earnings per Share.  FSP EITF No. 03-6-1 redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.” Outstanding unvested restricted stock issued under employee compensation programs containing such dividend participation features would be considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.” FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years.  All prior-period EPS data presented is to be adjusted retrospectively to conform to the provisions of this FSP.  Early application is not permitted. The Company is currently evaluating the impact, if any, that FSP EITF 03-6-1 will have on its computation and presentation of EPS.

Other new pronouncements issued but not effective until after December 31, 2008, are not expected to have a significant effect on the company’s consolidated financial statements.

2.              DISCONTINUED OPERATIONS

HRA Acquisition

On February 16, 2007, the Company acquired certain assets, including the client portfolio, of HRAmerica, Inc. (“HRA”), a human resource outsourcing firm that offered fundamental employee administration solutions including payroll processing to approximately 145 clients with approximately 16,000 client employees.  Approximately 14,700 non-coemployed client employees were acquired as of the date of the acquisition and approximately 1,300 coemployed client employees (8 clients) were acquired with an effective date of April 1, 2007.  The acquisition provided the Company with technology and processes to enhance its non co-employment model Gevity Edge Select.  The purchase price for the acquired assets was approximately $10,895 (including direct acquisition costs of approximately $652), which the Company paid in cash from its revolving credit facility. Of this amount, $1,400 was held in an escrow account and was included in short-term marketable securities - restricted at December 31, 2007. The amounts held in escrow represented purchase price contingencies related to potential earn outs and the achievement of certain client retention percentages up through the first anniversary date of the acquisition. During the third quarter of 2008, the Company reached a settlement with the former HRA owners for (i) the release of $1,400 held in escrow related to purchase price contingencies for the acquisition of HRA, and (ii) the indemnification for certain representations made by the former owners of HRA in connection with the acquisition of HRA.  The settlement resulted in the release to Gevity of the $1,400 held in escrow as well as recovery by Gevity of approximately $100 related to indemnification claims as of September 30, 2008. The indemnification recovery of $100 is included in the loss from discontinued operations for the year ended December 31, 2008.

After completion of a comprehensive strategic review, the Company decided to focus on the growth of its core co-employment offering, Gevity Edge. As such, on February 25, 2008, the board of directors of the Company approved a plan to discontinue the Company’s non co-employment offering, Gevity Edge Select, which was comprised primarily of clients acquired in the HRA acquisition. Clients that existed at February 25, 2008, were notified of this decision and given until June 30, 2008 to transition to other service providers.  The Company completed its transition of all remaining Gevity Edge Select clients during the second quarter of 2008, processing the final payrolls dated June 30, 2008.  The Company has determined that the exit from the Gevity Edge Select business meets the criteria of discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Accordingly, the results of operations and related exit costs associated with Gevity Edge Select have been reported as discontinued operations for all periods presented.

Summarized operating results for the discontinued operations of Gevity Edge Select for the years ended December 31, 2008, 2007 and 2006 are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Revenues	$1,547	$3,398	$440
Exit costs	2,304	—	—
Impairment loss	532	8,477	—
All other expenses, net	4,265	8,008	930
Loss from discontinued operations before taxes	(5,554)	(13,087)	(490)
Income tax benefit	2,103	4,949	182
Loss from discontinued operations	$(3,451)	$(8,138)	$(308)

Pre-tax costs associated with the exit from the Gevity Edge Select business (including the goodwill asset impairment) approximate $2,836 for the year ended December 31, 2008.  Management does not expect to incur any further significant costs in connection with the exit from this business. Costs associated with the exit from the Gevity Edge Select business are included in the loss from discontinued operations and are presented in the following table:

December 31, 2008
Contract termination costs	$1,335
Severance and other termination benefits	969
Goodwill impairment loss	532
Total Gevity Edge Select exit costs	$2,836

Activity in the liability accounts associated with the exit costs related to the discontinuation of the Gevity Edge Select business for the year ended December 31, 2008 is presented in the following table and is included within accounts payable and other accrued liabilities in the condensed consolidated balance sheet:

	Severance and Termination Benefits	Contract Termination Costs	Total
Balance at December 31, 2007	$—	$—	$—
Expense accruals	969	1,335	2,304
Cash payments	(969)	(995)	(1,964)
Balance at December 31, 2008	$—	$340	$340

Impairment Loss

During the fourth quarter of 2007, the Company evaluated the long-lived and intangible assets of the Gevity Edge Select segment for impairment based upon various factors including: the low fair value of the Gevity Edge Select segment obtained in connection with the annual test for goodwill impairment under SFAS No. 142, Goodwill and Other Intangible Assets, the accumulation of costs significantly in excess of amounts originally anticipated for the HRA integration and the re-launch of Gevity Edge Select, current period operating losses, and the forecast of continued operating losses. The Gevity Edge Select segment is comprised substantially of the assets acquired in the HRA acquisition. At the time of the impairment testing the Gevity Edge Select asset group was classified as an asset to be held and used.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), in assessing long-lived assets to be held and used for an impairment loss and fair value, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities within the Company.  An impairment loss is recognized under SFAS 144 if the carrying amount of the asset group is not recoverable and it exceeds the fair value of the asset group.  It was determined that the carrying amount of the Gevity Edge Select asset group was not recoverable and it exceeded the fair value of the asset group by $8,477.  The fair value of the asset group was determined based upon a combination of the discounted cash flow method, the guideline company method, the similar transaction method and the net assets method.  The impairment loss was allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets and resulted in an impairment of property, plant and equipment of $1,314, an impairment of client service agreements of $1,729 and an impairment of goodwill of $5,434. In connection with the decision to exit the Gevity Edge Select business during the first quarter of 2008, an impairment loss of $532 was recorded relating to the write-off of the remaining HRA goodwill.

3.  MARKETABLE SECURITIES — RESTRICTED

At December 31, 2008 and 2007, the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale.

Restricted money market funds relate to collateral held in connection with the Company’s workers’ compensation programs, collateral held in connection with the Company’s general insurance programs and amounts held in escrow related to purchase price contingencies associated with the Company’s acquisition of HRA (see Note 2). These securities are recorded at fair value, which is equal to cost. The interest earned on these investments is recognized as interest income in the Company’s condensed consolidated statements of operations.

There were no realized gains or losses on the sale of marketable securities for the years ended December 31, 2008, 2007 and 2006. There were no unrealized gains or losses on marketable securities as of December 31, 2008 and 2007.

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

The Company utilizes the best available information in measuring fair value.  Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that its financial assets are currently level 1 in the fair value hierarchy.  Financial assets at December 31, 2008 consist solely of investments held in money market accounts.

4.  ACCOUNTS RECEIVABLE

At December 31, 2008 and 2007, accounts receivable consisted of the following:

	December 31, 2008	December 31, 2007
Client receivables - billed	$7,323	$9,124
Client receivables - accrued	91,503	121,917
	98,826	131,041
Less: Allowance for doubtful accounts	(929)	(832)
Total	$97,897	$130,209

The Company establishes an allowance for doubtful accounts based upon management’s assessment of the collectibility of specific accounts and other potentially uncollectible amounts. The Company reviews its allowance for doubtful accounts on a quarterly basis.

5.  WORKERS’ COMPENSATION RECEIVABLE/RESERVES

Gevity purchased fully insured workers’ compensation policies from AIG CI with varying deductible amounts (ranging from $500 to $2,000) for the 2003 through 2008 policy years whereby AIG CI is responsible for paying the claims and the Company is responsible for paying to AIG CI the per occurrence deductible amount.   In addition, during 2004, the Company purchased insurance from AIG CI to cover its workers’ compensation claims liability up to the $1,000 per occurrence deductible level for policy years’ 2000-2002 (CNA remains the insurer on the underlying claims for these years).

The workers’ compensation program with AIG CI for policy years 2003-2008 consists primarily of two components.  The first component consists of cash paid to AIG CI during each policy year related to policy expenses and program costs. This includes premium charges (for insurance of claims in excess of the deductible and certain stop loss coverage), taxes and administration costs. The amounts charged by AIG CI are generally based upon the volume and classification of worker’s compensation payroll.  Except for the policy true-up provisions that occur 18 months after policy inception and are based upon the actual volume and classification of payrolls, as well as the claims administration cost based upon the volume of claims processed, this component is fixed and there is no return of premium.  The second component of the workers’ compensation program relates to the policy deductible.  The Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG CI to cover claims to be paid within the Company’s per occurrence deductible layer.  AIG CI deposits the premiums into interest bearing loss fund collateral accounts for reimbursement of paid claims up to the per occurrence deductible amount.  Interest on the loss fund collateral accounts (which will be reduced as the reimbursement of claims are paid out over the life of the policy) accrues to the benefit of the Company at fixed annual rates as long as the program, and the interest accrued under the program, remain with AIG CI as indicated in the table below.  Information relating to the AIG CI policy years is as follows:

Program Year	Initial Loss Fund Collateral Premiums		Policy Year Deductible		Guaranteed Interest Rate	Minimum Program Life for Guaranteed Interest Rate
2003	$73,500	(1)	$1,000		2.42%	7 years
2003	$11,500	(1)	n/a		1.85%	7 years
2004	$111,400		$2,000	(2)	2.92%	10 years
2005	$100,000		$2,000	(2)	3.75%	10 years
2006	$90,000		$500		4.58%	10 years
2007	$66,500		$500		5.01%	10 years
2008	$55,500	(3)	$1,000		3.19%	10 years

(1)	The 2003 program year consists of two loss funds totaling $85,000.
(2)	For policy years 2004 and 2005 reinsurance was purchased by the Company’s insurance subsidiary to effectively reduce the per occurrence deductible from $2,000 to $1,000 and $750, respectively.
(3)

During the fourth quarter of 2008, AIG CI agreed to defer $13,858 of the initial loss fund collateral pay-in until after the June 30, 2009 true-up when it will be determined whether or not it is required based upon the results of the true-up calculation. This resulted in a loss fund collateral pay-in of $41,652.

If a policy program year is terminated prior to the end of a guarantee period, the interest rate is adjusted downward based upon a sliding scale. The 2003-2008 program years provide for an initial loss fund collateral premium true-up 18 months after the program inception and annually thereafter. The true-up is calculated as the product of a pre-determined loss factor and the amount of incurred claims in the deductible layer as of the date of the true-up. The true-up may result in funds being released from the AIG CI loss fund collateral account to the Company or may require additional loss fund collateral payments by the Company to AIG CI. During 2008, AIG CI released approximately $39,778, net, relating to the annual loss fund collateral true-up and the true-up of outstanding prior year premium expense audits. The Company expects to receive approximately $25,285 from AIG CI during 2009 in connection with the 2009 annual true-up of policy years 2003-2008.

In 2004, the Company entered into agreements with AIG CI and CNA whereby the Company paid $102,000 to purchase insurance from AIG CI to cover the Company’s workers’ compensation claims liability up to the $1,000 per occurrence deductible level for policy years’ 2000-2002. Of the total premium paid to AIG CI, AIG CI deposited $88,900 into an interest bearing loss fund account held by AIG CI and $5,500 into an interest bearing escrow account held by CNA.  The AIG CI loss fund account will be used by AIG CI to fund all claims under the program up to AIG CI’s aggregate limit.  Interest on the AIG CI loss fund (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate of 3.0% until all claims are closed.  The CNA escrow account bears an interest rate based upon the rate as provided for in the facility into which it is deposited.  Any agreed upon reduction in the escrow account between CNA and AIG CI will be deposited into the AIG CI loss fund account.  During 2008 and 2007, CNA released $539 and $3,750, respectively, of the escrow account which was deposited into the AIG CI loss fund account. AIG CI will return to the Company that portion of the loss fund account, if any, not used or retained to pay claims, including interest earned, at intervals of 36, 60, 84 and 120 months from the date of the inception of the agreement. The maximum return amount, which is based upon a pre-determined formula, at 36 and 60 months was initially limited to $5,500 for each payment due, with no limit as to the return amount at 84 and 120 months. During 2007, AIG CI released $5,500 to the Company in connection with the 36 month true-up. During 2008, AIG CI, CNA  and the Company amended their agreement with respect to the 60 month true-up which was to take place June 30, 2009.  AIG CI agreed to replace the 60 month true-up (limited to a maximum return of $5,500) with a 54 month true-up (with no maximum).  The revised true-up, which was received in January 2009, was for $26,635. The amendment was based upon favorable claims development and excess collateral amounts held in the loss fund.

Gevity accounts for its workers’ compensation insurance contracts with AIG CI as follows:

•                  Premiums for claims in excess of the deductible layer are expensed ratably during the policy year.

•                  Administrative costs of the program (including claims administration, state taxes and surcharges) are determined and expensed quarterly.

•                  Gevity’s estimate of its ultimate claim liability to AIG CI for claims that fall within the policy year deductible, calculated on a net present value basis, is determined and expensed quarterly.

•                  The return on investments earned with respect to the loss fund collateral held by AIG CI under the insurance agreements is determined and recorded quarterly as a reduction of workers’ compensation expense.

•                  The balance in the loss fund collateral accounts held by AIG CI (including interest earned) in excess of the net present value of the Company’s liability to AIG CI with respect to claims payable within the deductible layer is recorded as a workers’ compensation receivable.

•                  Returns of loss fund collateral deposits are recorded as reductions to the workers’ compensation receivable.

At December 31, 2008 and 2007 the weighted average discount rate used to calculate the present value of claims liability was 3.78% and 4.15%, respectively. Premium payments made to AIG CI during 2003 through 2008 exceeded the present value of the estimated claims liabilities. This resulted in a workers’ compensation receivable, net, at December 31, 2008 and 2007. Since the entire amount is due from AIG CI, this receivable represents a significant concentration of credit risk for the Company.

AIG CI requires the Company to provide collateral related to premium payment credit risk. The required collateral was provided in the form of cash placed into a trust account. Collateral balances as of December 31, 2008 and 2007 were $4,048 and $3,934, respectively. These amounts were included as long-term marketable securities-restricted as of December 31, 2008 and 2007.

During the year ended December 31, 2008, the Company lowered its ultimate claim liability loss estimates for the 2000-2007 program years based upon continued favorable claims development that occurred during the year. This revision resulted in a net reduction of workers’ compensation expense for the year of approximately $19,590. During the year ended December 31, 2007, the Company lowered its ultimate claim liability loss estimates for the 2000-2006 program years based upon favorable claims development that occurred during the year. This revision resulted in a net reduction of workers’ compensation expense for the year of approximately $19,805. During the year ended December 31, 2006, the Company lowered its ultimate claim liability loss estimates for the 2000-2005 program years based upon favorable claims development that occurred during the year. This revision resulted in a net reduction of workers’ compensation expense for the year of approximately $18,741.

The following table summarizes the components of the workers’ compensation receivable as of December 31, 2008 and 2007 for the AIG CI workers’ compensation insurance programs:

	December 31, 2008	December 31, 2007
Loss fund collateral premium payments to AIG CI	$588,955	$547,303
Loss fund collateral premium refunds	(199,949)	(164,822)
Interest receivable on loss fund collateral premium payments	36,733	28,973
Estimated premium expense refund due	3,772	5,005
Claims paid by AIG CI	(236,173)	(198,523)
Present value of future claims liabilities	(78,005)	(95,665)
Total workers’ compensation receivable	115,333	122,271
Short-term workers’ compensation receivable, net	51,920	16,950
Long-term workers’ compensation receivable, net	$63,413	$105,321

The workers’ compensation receivable from AIG CI represents a significant concentration of credit risk for the Company. Gevity has various commercial insurance relationships with AIG CI, a subsidiary of AIG, including its workers’ compensation program.  AIG CI has publicly stated as recently as March 2, 2009, that it remains well-capitalized and financially secure, with ample resources to pay policyholder claims.  The issues that have evolved at AIG relate to entities outside of their commercial insurance division. The AIG insurance companies are regulated by state law and their affairs overseen by state insurance commissioners.  Those laws are designed in part to assure that regulated insurance companies are operated on a financially sound basis and their assets are protected from the financial problems of non-insurance affiliates. Under state insurance regulations, the assets of the AIG insurance subsidiaries are protected from the creditors of the parent company. On March 2, 2009, AIG also announced its intention to form a General Insurance holding company with a board of directors, management team and brand distinct from AIG. The Commercial Insurance group will be a component of this holding company. As of March 2, 2009, AIG CI’s financial strength rating by A.M. Best was an “A”.  Accordingly, the Company does not believe that the current financial condition of AIG will have a material adverse effect on AIG CI or the Company’s workers’ compensation receivable as of December 31, 2008.

Reinsurance Contract (Recovery) Loss, net

During the second quarter of 2006, the Company recorded a $4,650 loss on a reinsurance contract related to its 2006 workers’ compensation program. The Company determined that, as a result of the liquidation proceeding related to the Bermuda reinsurance company responsible for covering the layer of its workers’ compensation claims between $500 and $2,000 per occurrence and the related termination of its reinsurance contract, a loss of $4,650 should be recorded as of June 30, 2006, which represented the entire premium paid for coverage in 2006. The $4,650 loss was recorded within operating expenses. During the third quarter of 2006, the Company received a cash payment of $3,000 pursuant to a court-approved settlement, which also called for the admission in the liquidation proceeding of an unsecured claim against the reinsurer in the amount of $2,200. The settlement is without prejudice to any claims Gevity may have against third parties relating to the reinsurer’s liquidation. The $3,000 recovery was recorded in the third quarter of 2006 within operating expenses. During the fourth quarter of 2008, the Company received $1,982 of cash in connection with the ongoing liquidation proceedings of the reinsurer.  Of this amount, $1,650 was recorded as a recovery of the reinsurance contract premium previously written off and the remaining $332 was included in other general and administrative as a reduction in recovery related costs that were previously incurred. Future amounts recovered, if any, will be recognized in income when realization is assured beyond a reasonable doubt. In light of the liquidation proceeding, during the second quarter of 2006, the Company secured comparable coverage for the layer of claims between $500 and $2,000 from AIG CI retroactively effective to January 1, 2006. The cost of the replacement coverage for 2006 (approximately $4,800), was included in cost of services for the year ended December 31, 2006 and replaced the cost incurred from the original policy.

6.  PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007, property and equipment consisted of the following:

	December 31, 2008	December 31, 2007
Leasehold improvements	$5,122	$5,137
Furniture and fixtures	2,505	2,456
Equipment	2,607	2,443
Computer hardware and software	48,193	45,898
Construction in progress	513	1,706
Total property and equipment	58,940	57,640
Less accumulated depreciation	(40,416)	(35,464)
	$18,524	$22,176

For the years ended December 31, 2008, 2007, and 2006, depreciation expense related to continuing operations was $6,352, $5,687, and $4,169, respectively.  For the years ended December 31, 2008, 2007, and 2006, depreciation expense related to discontinued  operations was $107, $541 and $69, respectively.

7.  GOODWILL AND INTANGIBLE ASSETS

At December 31, 2008 and 2007, intangible assets consisted of the following:

	December 31, 2008	December 31, 2007
Client service agreements	$47,929	$48,097
Accumulated amortization	(46,104)	(36,711)
Intangible assets, net	$1,825	$11,386

Amortization expense from continuing operations for the year ended December 31, 2008, 2007 and 2006 was $9,393, $9,639, and $9,638, respectively.  Amortization expense from discontinued operations for the year ended December 31, 2008, 2007 and 2006 was $168, $402, and $0, respectively.  Estimated amortization expense for 2009 is $1,825.

For the years ended December 31, 2008 and 2007, the rollforward of goodwill is as follows:

	Gevity Edge	Discontinued Operations of Gevity Edge Select	Total
Goodwill balance at December 31, 2006	$8,692	$—	$8,692
Acquisition of HRA	—	5,966	5,966
HRA goodwill impairment	—	(5,434)	(5,434)
Goodwill balance at December 31, 2007	8,692	532	9,224
HRA goodwill impairment	—	(532)	(532)
Goodwill impairment	(8,692)	—	(8,692)
Goodwill balance at December 31, 2008	$—	$—	$—

During the fourth quarter of 2008, the Company’s market capitalization dropped below the net book value of its equity.  In addition, forecasted cash flows decreased reflecting continued deterioration of macroeconomic conditions which accelerated and became apparent during the fourth quarter of 2008.  As a result and in connection with the Company’s annual test for goodwill impairment,  the Company determined that the fair value of the Company was less than its carrying value and that the implied fair value of the goodwill was zero.  Accordingly, the Company recorded a goodwill impairment loss of $8,692, which eliminated goodwill in its entirety. The fair value of the Company was based on a combination of the discounted cash flow method, the guideline company method, and the similar transaction method. In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its other long-lived and intangible assets (including deferred tax assets) and, based upon the weighted probability of alternative scenarios that existed as of December 31, 2008, concluded that the carrying value of long-lived assets was recoverable and that no other impairments or valuation allowances were required.  See Note 2 for a discussion of the HRA acquisition and goodwill impairment recorded during 2008 and 2007.

8.  OTHER ASSETS

At December 31, 2008 and 2007, other current assets consisted of the following:

	December 31, 2008	December 31, 2007
Prepaid insurance	$7,963	$6,089
Client employee receivables	1,617	2,182
Prepaid employment taxes	2,434	2,820
Other prepaid expenses	1,748	2,936
Other receivables	240	403
Short-term deposits	39	85
Total other current assets	$14,041	$14,515

At December 31, 2008 and 2007, other assets consisted of the following:

	December 31, 2008	December 31, 2007
Deposits	$488	$468
Other	353	879
	$841	$1,347

For the years ended December 31, 2007 and 2006, amortization expense related to other assets was  $1, and $2, respectively. There was no amortization expense related to other assets for the year ended December 31, 2008.

9.  HEALTH BENEFITS

Blue Cross Blue Shield of Florida, Inc. and its subsidiary Health Options, Inc. (together “BCBSF/HOI”) is the Company’s primary healthcare partner in Florida, delivering medical care benefits to approximately 17,500 Florida-based client employees. The Company’s policy with BCBSF/HOI is a minimum premium policy expiring September 30, 2009. Pursuant to this policy, the Company is obligated to reimburse BCBSF/HOI for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified in the agreement and aggregate loss coverage is provided to the Company at the level of 115% of projected claims.  The Company is required to pre-fund the estimated monthly expenses and claim liability charges of the plan by the first of each calendar month.  The estimated monthly expenses are based upon the Minimum Premium Rate and the Annual Excess liability rate, as set forth in the agreement, times the number of insureds. The monthly estimated claim liability charge is based upon an average of monthly paid claims as determined by BCBSF/HOI based on three month periods specified in the agreement.  Differences between the pre-funded amounts and actual amounts subsequently determined shall be settled in the following month. As part of the Company’s obligation to BCBSF/HOI, the Company posted an irrevocable letter of credit in favor of BSBSF/HOI in an initial amount of $5,000 on October 1, 2008, which shall be increased monthly by approximately $1,000 over a seven month period until it reaches $11,766 on May 1, 2009. As of December 31, 2008, the outstanding letter of credit in favor of BSBF/HOI was $7,000.

Outside the state of Florida, Aetna Health, Inc. (“Aetna”) is the Company’s largest medical care benefits provider for approximately 17,000 client employees. The Company’s 2008/2009 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO and PPO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability.

In 2006, the Company announced the addition of UnitedHealthcare as an additional health plan option. As of December 31, 2008, UnitedHealthcare provided medical care benefits to approximately 2,000 client employees as well as the Company’s internal employees. The UnitedHealthcare plan is a fixed cost contract. Effective May 1, 2008, UnitedHealthcare and the Company amended their agreement to extend coverage availability through September 30, 2009 for internal employees and those clients covered by UnitedHealthcare as of May 1, 2008. As such, UnitedHealthcare is no longer available as an option to those clients not covered by UnitedHealthcare as of May 1, 2008.

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

Included in accrued insurance premiums and health reserves at December 31, 2008 and December 31, 2007, are $10,129 and $10,356, respectively, of short-term liabilities related to the Company’s health benefit plans. Of these amounts $9,491 and $10,100, respectively, represent an accrual for the estimate of claims incurred but not reported at December 31, 2008 and 2007 related to the BCBSF/HOI contract. Health benefit reserves are determined quarterly by the Company and include an estimate of claims incurred but not reported and claims reported but not yet paid. The calculation of these reserves is based upon a number of factors, including but not limited to actuarial calculations, current and historical claims payment patterns, plan enrollment and medical trend rates. During the years ended December 31, 2008, 2007 and 2006, the Company recorded net health plan surplus (subsidy) of approximately $6,000, $3,100 and ($2,500), respectively, which decreased (increased) its cost of services and reserves for incurred but not reported claims.

10.  REVOLVING CREDIT FACILITY

The Company maintains a credit facility with Bank of America, N.A. and Wachovia, N.A. (the “Lenders”). On May 7, 2007, the Company entered into the First Amendment to the Amended and Restated Credit Agreement dated August 30, 2006, which increased the amount of aggregate revolving commitments of the credit facility from $50,000 to $75,000 and allowed the Company to repurchase up to $125,000 of its capital stock during the term of the agreement. On June 14, 2007, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement, which increased the amount of aggregate revolving commitments from $75,000 to $100,000. On February 25, 2008, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement (“Third Amendment”). The Third Amendment provides for the grant of security interests and liens in substantially all the property and assets (with agreed upon carveouts and exceptions) of the Company to the Lenders. The Third Amendment also provided for an automatic decrease of the aggregate revolving commitment of the credit facility from $100,000 to $85,000 on September 30, 2008. The Third Amendment includes additional covenants and amends certain financial covenants and negative covenants with an effective date of December 31, 2007. These include the maintenance of a minimum consolidated net worth, a maximum consolidated adjusted leverage ratio, a minimum consolidated fixed charge coverage ratio of 1.25:1.0, minimum monthly cumulative  EBITDA requirements (for 2008 only), and a ceiling on consolidated capital expenditures.  The revised covenants set forth in the Third Amendment now restrict the Company’s ability to repurchase shares of its capital stock except in certain circumstances, make acquisitions, and requires the Company to provide certain period reports relating to budget and profits and losses, intellectual property and insurance policies.  Each of these covenants is based on defined terms and contain exceptions in the Credit Agreement, as amended.

Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit facility has a five-year term that expires August 30, 2011. Loan advances bear an interest rate equal to an Applicable Rate (which ranges from 1.50% to 2.25% for Eurodollar Rate Loans, and from 0.25% to 1.00% for Prime Rate Loans, depending upon the Company’s consolidated leverage ratio) plus one of the following indexes: (i) Eurodollar Rate; or (ii) Prime Rate (each as defined in the credit agreement). Up to $20,000 of the loan commitment can be drawn through letters of credit. With respect to outstanding letters of credit, a fee determined by reference to the Applicable Rate plus a fronting fee ranging from 1.50% to 2.25% per annum will be charged on the aggregate stated amount of each outstanding letter of credit. A fee ranging from 0.30% to 0.45% (based upon the Company’s consolidated leverage ratio) is charged on any unused portion of the loan commitment. At December 31, 2008, the Company had no outstanding advances.  At December 31, 2007, the Company had outstanding advances of $17,367 at an interest rate of 6.11%.

The Company was in compliance with all of the covenants under the credit agreement at December 31, 2008. The ability to draw funds under the credit agreement is dependent upon meeting the aforementioned financial covenants.  Additionally, the level of compliance with the financial covenants determines the maximum amount available to be drawn. At December 31, 2008, the maximum facility available to the Company was approximately $48,400 (which includes the impact on availability of the outstanding letter of credit to BCBSF/HOI of $7,000).

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

The Company recorded $2,451 and $2,810 of interest expense for the years ended December 31, 2008 and 2007, respectively, related to the amortization of loan costs, unused loan commitment fees, fees related to the outstanding letter of credit and interest on advances. The Company capitalized approximately $40 and $125 of interest expense to the cost of internally developed software during the years ended December 31, 2008 and 2007, respectively.

11.  COMMITMENTS AND CONTINGENCIES

Capital Leases

      The Company is a party to non-cancelable lease agreements involving computer equipment, software and furniture determined to be capital leases.  The leases extend for varying periods up to 3 years and generally provide for the payment of taxes, insurance and maintenance by the lessee.  Generally, these leases have options to purchase at varying dates.  The Company’s property held under capital leases, included in property and equipment (Note 6) consisted of the following:

	December 31, 2008	December 31, 2007
Furniture and fixtures	$7	$55
Equipment	6	17
Computer hardware and software	902	65
Construction in progress	—	1,079
Total property and equipment	915	1,216
Less accumulated depreciation	(303)	(63)
Total	$612	$1,153

Amortization of assets recorded under capital leases is included with depreciation expense.

The current portion of capital lease obligations is included in accounts payable and other accrued liabilities and the long-term portion of capital lease obligations is included in other long-term liabilities.  The approximate future minimum lease payments for the capital lease obligations are as follows:

Year Ending December 31,	Amount
2009	$606
2010	329
2011	38
973
Less imputed interest	(57)
Total	$916

Operating Leases

The Company occupies office facilities and leases office equipment under operating leases, which expire in various years through 2015, certain of which are subject to escalations including those based upon increases in specified operating expenses or increases in the Consumer Price Index. Leases of real estate generally provide for payment of property taxes, insurance, maintenance and repairs. Rent expense from continuing operations was $11,108, $10,323 and $9,449 for the years ended December 31, 2008, 2007, and 2006, respectively. Future minimum payments under non-cancelable operating leases as of December 31, 2008 are as follows:

Year Ending December 31,	Amount
2009	$8,630
2010	5,770
2011	4,358
2012	3,274
2013	3,084
Thereafter	5,324
Total	$30,440

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

On March 13, 2009, a putative class action was commenced in the Circuit Court for Manatee County, Florida against the Company, each of the Company’s directors and TriNet alleging that Gevity’s board of directors breached its fiduciary duties to the Company’s shareholders in approving and adopting a merger agreement that contains preclusive deal protection measures and allegedly unfair merger consideration. The complaint further alleges that the Company and TriNet aided and abetted Gevity’s directors in this alleged breach of fiduciary duty. The complaint seeks to enjoin the completion of the merger, an award of unspecified monetary damages and to recover certain costs incurred by the plaintiff. The Company believes the complaint to be entirely without merit and intends to defend it vigorously.

Regulatory Matters

The Company’s employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these rules affect all companies in the United States. However, the rules that govern professional employer organizations (“PEO”) constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship among the PEO, the client and the client employees. Many federal and state laws relating to tax and employment matters were enacted before the widespread existence of PEO’s and do not specifically address the obligations and responsibilities of these PEO relationships. If the Internal Revenue Service concludes that PEO’s are not “employers” of certain client employees for purposes of the Internal Revenue Code of 1986, as amended, its cafeteria plan may lose its favorable tax status, the Company may no longer be able to assume the client’s federal employment tax withholding obligations, and certain defined employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended.

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

The Company and the State of California entered into negotiations in May 2008 in an attempt to resolve the dispute.  As a result, Gevity proposed a settlement offer in June 2008 that included a cash payment offer of $1,200, conceding to the State’s higher overall unemployment tax rate for tax years 2007 — 2008, along with revisions to its unemployment tax reporting methods for post 2008 tax years in consideration for the State’s withdrawal of the existing Assessment for 2004 -2006 (the “ Settlement Offer”).  The Settlement Offer is currently under review by the State.  The Company’s financial statements for the year ended December 31, 2008 reflect a charge of $1,200 within cost of services, reflecting estimated amounts due in connection with additional unemployment tax costs for the term January 1, 2007 — December 31, 2008, should the State of California accept the Settlement Offer. In the event that the Company is not able to reach a settlement with the State of California, the Company believes it has valid defenses regarding the assessments and will vigorously challenge the assessments.

12.  RELATED PARTIES

During 2007 and 2006, certain members of the Board of Directors utilized the services of the Company with respect to themselves and/or their companies. The amount of service fees paid by the directors or their companies was $3 and $4 in 2007 and 2006, respectively. During 2008 and 2007, Gevity utilized the services of a company where a member of the board of directors is an executive officer. Payments to the company for the year ended December 31, 2008 and 2007 totaled $644 and $602, respectively.

13.  RETIREMENT PLAN

The Company offers a defined contribution 401(k) retirement plan to its internal employees as well as its external client employees. In 2008, 2007 and 2006, the Company matched 50% of internal employees’ contributions up to a maximum of 2% of employees’ compensation. The Company had 401(k) retirement matching expense related to continuing operations of $839, $845 and $771, for the years 2008, 2007, and 2006 respectively. The Company’s 401(k) plan for its external client employees is designed to be a “multiple employer” plan under the Internal Revenue Code Section 413(c).

14.  GEOGRAPHIC MARKET CONCENTRATION AND DEPENDENCE ON KEY VENDORS

Geographic Market Concentration

As of December 31, 2008, the Company had offices in 13 states and client employees in all 50 states and the District of Columbia. The Company’s billings to Florida clients accounted for approximately 56%, 50% and 56% of the Company’s total client billings in 2008, 2007 and 2006, respectively. As a result of the size of the Company’s base of client employees in Florida, the Company’s profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in Florida. Any adverse change in either of these conditions could have a material adverse effect on the Company’s future profitability and growth prospects.

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

15.  EQUITY

Share Repurchase Program

On August 15, 2006, the Company announced that the board of directors authorized the repurchase of up to $75,000 of the Company’s common stock under a new share repurchase program. Share repurchases under the new program were to be made through open market purchases, block trades or in private transactions at such times and in such amounts as the Company deemed appropriate, based on a variety of factors including price, regulatory requirements, overall market conditions and other corporate opportunities. As of March 31, 2007, the Company had purchased 1,650,684 shares of its common stock under this new program at a total cost of $36,527. On April 20, 2007, the Company’s board of directors authorized an increase to this share repurchase program which brought the repurchase amount authorized back up to $75,000. As of December 31, 2007, total shares repurchased under this program since its inception in August 2006 were 2,886,884 shares at a total cost of $60,131. No shares were purchased under this program during the year ended December 31, 2008. The Company has suspended its share repurchase program for the time being in order to invest available cash in its business.

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

Equity Based Compensation Plans

At December 31, 2008, the Company has several equity-based compensation plans from which stock-based compensation awards can or have been granted to eligible employees, officers and directors.

In 2005, the shareholders approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for various equity incentives, including options, to be granted to key employees, officers, directors, consultants and other service providers of the Company. Under the 2005 Plan, 2,000,000 shares of common stock were authorized for issuance. In May 2008, shareholders of the Company approved an amendment to the 2005 Plan modifying the 400,000 share limit on the number of shares subject to stock incentive awards other than options that may be issued under the 2005 Plan. The amendment allows the full pool of shares under the plan to be issued in the form of options, stock awards, stock appreciation rights, dividend equivalent rights, phantom shares and performance units.  Generally, after the separate 400,000 share limit is exceeded, each stock incentive granted under the plan other than as an option or stock appreciation right shall reduce the maximum plan shares by three shares of stock for every one share subject to the stock incentive.  Stock awards granted to date under the 2005 Plan have been in the form of stock options and non-vested stock and generally have a vesting period of 4 years for officers and key employees, whereby 25% of the awards vest each year. During 2008, the first non-vested stock awards with a market-based vesting condition were granted. These awards were granted to certain officers of the Company with a portion of the award subject to service-based vesting over a 3 year period and the remainder of the shares (184,000) subject to issuance upon the attainment of certain stock price triggers over a 3.6 year period (market condition). Stock option awards granted to non-employee directors are immediately vested or vest quarterly over a one year period while non-vested stock awards to non-employee directors vest over a three year period. Options may not be exercised more than 10 years from the date of grant.

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

As of December 31, 2008, there was approximately $3,593 of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock compensation plans. That expense is expected to be recognized over a weighted-average period of 1.7 years.

Stock Option Awards

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options on the grant-date under SFAS 123R, which is the same valuation technique previously used for pro forma disclosures under SFAS 123. The Company used the following weighted average assumptions for all options granted during the twelve months ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.77%	4.59%	4.71%
Expected dividend yield	3.29%	2.13%	1.31%
Expected volatility	57.53%	43.35%	50.83%
Expected option life (in years)	3.8	3.8	3.7

The risk-free interest rate is based upon the U.S. Treasury yield curve on the date of grant with a remaining term approximating the expected term of the options granted. The dividend yield is based upon the Company’s best estimate of future dividend yield. The expected volatility is based upon the historical volatility of the Company’s common stock over the period of time equivalent to the expected term of the options granted. The expected term (in years) of the options granted is derived from historical data; employees are divided into two groups based upon expected exercise behavior and are considered separately for valuation purposes.

A summary of stock option activity for the year ended December 31, 2008 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,878,041	$11.81
Granted	375,000	$6.22
Exercised	(1,003,625)	$3.81
Forfeited	(90,782)	$21.27
Expired	(149,217)	$22.52
Outstanding at December 31, 2008	1,009,417	$15.25	6.72	$—
Exercisable at December 31, 2008	496,747	$21.26	4.19	$—
Options vested and expected to vest	829,224	$16.00	6.25	$—

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $2.31, $5.82 and $10.96 respectively. The total intrinsic value of options exercised, determined as of the date of exercise, during the years ended December 31, 2008, 2007 and 2006 was $4,198, $1,194 and $11,439, respectively. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for in-the-money stock options at December 31, 2008.

Non-Vested Stock Awards

The fair value of non-vested stock awards for awards with service-based vesting conditions equals the market value of the underlying common stock on the date of grant. The fair value of non-vested stock awards with market-based vesting conditions was determined using a Monte-Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the award grant and calculates the fair market value for the awards. The weighted average assumptions for non-vested stock awards with a market condition are as follows:

Year Ended
December 31, 2008
Risk-free interest rate	2.95%
Expected dividend yield	3.39%
Expected volatility	57.17%
Expected life (in years)	2.15

The risk-free interest rate is based upon the U.S. Treasury yield curve on the date of grant with a remaining term approximating the expected term of the award. Expected dividend yield is based on historical dividend payments and represents the weighted average starting dividend yield in the simulation model. The expected volatility is based on the historical volatility levels on the Company’s common stock over the period of time equivalent to the expected term of the award. The expected term of the award is based upon the contractual term of the award.  The fair value of the market-based awards is amortized straight-line over the contractual term of the award.

A summary of non-vested stock activity for the year ended December 31, 2008 is as follows:

Non-Vested Stock	Shares	Weighted Average Grant- Date Fair Value	Weighted-Average Remaining Contractual Term(Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	114,558	$20.33
Granted	370,900	$4.75
Vested	(47,023)	$20.69
Forfeited	(12,746)	$23.79
Outstanding at December 31, 2008	425,689	$6.61	6.43	$643
Non-vested stock expected to vest	355,252	$6.27	6.43	$536

The weighted average grant-date fair value of non-vested stock awards granted during the years ended December 31, 2008, 2007 and 2006, was $4.75, $16.87 and $26.64, respectively. The total fair value of non-vested stock awards that vested during the years ended December 31, 2008, 2007 and 2006 was $296, $269 and $724.

Employee Stock Purchase Plan (“ESPP”)

The Company has a shareholder approved ESPP. Internal employees of the Company, who regularly work more than 20 hours per week and have been employed with the Company for at least ninety days prior to the offering period, are eligible to participate in the plan. Participants, through payroll deductions, may purchase a maximum of 500 shares during the offering period at a cost of 85% of the lower of the stock price as of the beginning or ending of the stock offering period. During the years ended December 31, 2008, 2007 and 2006, 40,479, 20,301 and 20,941, shares of common stock (from treasury), respectively, were sold to employees participating in the Company’s ESPP for proceeds of approximately $217, $375 and $401, respectively.

16.  (LOSS) EARNINGS PER SHARE (“EPS”)

For the year ended December 31, 2008, 250,032 common stock equivalents were excluded from the diluted earnings per share computation as their effect was anti-dilutive. Additionally, 694,553 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise price of the options were greater than the average price of the common stock.

The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the year ended December 31, 2007 is as follows:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2007:

Basic EPS:
Income from continuing operations	$18,097		$0.76
Loss from discontinued operations	(8,138)		(0.34)
Net income	$9,959	23,688,921	$0.42

Effect of dilutive securities:
Options to purchase common stock		542,411
Non-vested stock		15,909

Diluted EPS:
Income from continuing operations	$18,097		$0.75
Loss from discontinued operations	(8,138)		(0.34)
Net income	$9,959	24,247,241	$0.41

For the year ended December 31, 2007, 709,416 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise prices of the options were greater than the average price of the common stock.

The reconciliation of net income attributable to common shareholders and shares outstanding for the purposes of calculating basic and diluted earnings per share for the year ended December 31, 2006 is as follows:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2006:

Basic EPS:
Income from continuing operations	$35,571		$1.37
Loss from discontinued operations	(308)		(0.01)
Net income	$35,263	25,932,904	$1.36

Effect of dilutive securities:
Options to purchase common stock		808,554
Non-vested stock		48,194

Diluted EPS:
Income from continuing operations	$35,571		$1.33
Loss from discontinued operations	(308)		(0.01)
Net income	$35,263	26,789,652	$1.32

For the year ended December 31, 2006, 357,237 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation because the exercise prices of the options were greater than the average price of the common stock.

17.  INCOME TAXES

Significant components of the income tax (benefit) provision from continuing operations are as follows:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$8,920	$19,133	$18,269
State and local	1,731	3,102	2,455
Total current provision for income taxes	10,651	22,235	20,724
Deferred:
Federal	(10,070)	(9,888)	(6,786)
State and local	(2,136)	(1,872)	(582)
Total deferred benefit for income taxes	(12,206)	(11,760)	(7,368)
Total (benefit) provision for income taxes	$(1,555)	$10,475	$13,356

The reconciliation of income tax (benefit) provision from continuing operations computed at the U.S. federal statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory U.S. federal tax at 35%	$(1,003)	$10,000	$17,124
State and local tax, less federal benefit	(86)	944	115
Change in valuation allowance	(251)	1,304	—
Change in tax reserves	646	439	(2,482)
Tax credits	(2,568)	(2,400)	(2,278)
Permanent differences	1,113	982	1,107
Tax credit true-up	42	(566)	—
State net operating loss true-up	604	(363)	—
Other	(52)	135	(230)
Total tax (benefit) provision	$(1,555)	$10,475	$13,356
Effective tax rate	54.3%	36.7%	27.3%

The components of deferred tax assets and liabilities included on the balance sheet at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred Tax Assets:
Accrued expenses	$6,919	$9,708
Depreciation and amortization	14,842	13,586
Net operating loss and tax credit carryover	1,187	1,791
Valuation allowance	(1,053)	(1,304)
Total deferred tax assets	21,895	23,781
Deferred Tax Liabilities:
Unearned revenue	(9,906)	(19,813)
Amortization of intangibles and fixed assets	(4,196)	(4,845)
Total deferred tax liabilities	(14,102)	(24,658)
Net deferred tax assets (liabilities)	$7,793	$(877)
Balance Sheet Classification:
Net current deferred tax liabilities	$(5,261)	$(11,674)
Net non-current deferred tax assets	13,054	10,797
Net deferred tax assets (liabilities)	$7,793	$(877)

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2007 the Company established a valuation allowance of $1,304 as it was determined that it is more likely than not that the deferred tax assets related to certain state net operating loss carryforwards will not be utilized prior to their expiration. This valuation allowance decreased by $367 during 2008 due to differences in the actual generation and utilization of state net operating losses based on the Company’s 2007 tax return filing positions and increased by $116 for additional projected state net operating losses generated in 2008 that are not expected to be realized. As of December 31, 2008, the Company determined that a valuation allowance for the remaining deferred tax assets of the Company was not considered necessary based upon review of the available evidence, both positive and negative, which included the following:

•                  the Company has reported earnings from continuing operations and taxable income for the past three years (excluding a $8,692 goodwill impairment charge in 2008);

•                  the Company’s financial plans and taxable income forecasts project future taxable income over the planning period; and

•                  the Company’s capacity for carry-back of over $100,000 of federal net operating losses.

The Company has various tax effected state net operating loss carryforwards of approximately $1,187, (notwithstanding the valuation allowance discussed above) which are available for carryforward and expire through the year ending December 31, 2028.

The Company and its subsidiaries are subject to tax in the U.S. federal and various state and local jurisdictions.  The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities in material jurisdictions for tax years beginning prior to January 1, 2002.  The Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 2002 through 2004 in July 2006. In December 2007, the Service commenced the examination of the Company’s U.S. income tax returns for 2005 and 2006. During the year ended December 31, 2008, the Company recognized additional income tax charges of $436 relating to interest and penalties associated with prior year tax filing positions in connection with the ongoing Internal Revenue Service examination of the Company’s 2004 tax return. The additional taxes due of $2,246 (net, excluding interest) resulted in an adjustment in the Company’s balance sheet between current taxes payable,  the Company’s current deferred tax liability, and the Company’s FIN 48 liability at December 31, 2008.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions.  As a result of the implementation of FIN 48, the Company recognized a net increase in its liability for unrecognized tax benefits of $711 which was accounted for as a decrease to the January 1, 2007 balance of retained earnings.  At the adoption date of January 1, 2007, the Company had $1,094 of unrecognized tax benefits (including interest) recognition of which would affect the Company’s effective tax rate.  At December 31, 2008, the Company had $9,834 of unrecognized tax benefits (including interest). If the Company recognized these tax benefits, the impact on the effective tax rate would be partially offset by a tax benefit received from the deductions relating to the unrecognized tax benefits, and thus the impact on the rate would be $711 and $1,704 at January 1, 2007 and December 31, 2008, respectively.

It is reasonably possible that $2,093 of the gross unrecognized tax benefit (including interest of $389) at December 31, 2008 will decrease in its entirety within twelve months.  This portion of the unrecognized tax benefit relates to the methodology used to determine state apportionment of income.  The Company is pursuing a ruling to clarify this uncertain tax position and expects to receive this ruling within the next 12 months. The remaining gross unrecognized tax benefit at December 31, 2008 of $7,741 (including interest of $436) relates to a proposed adjustment by the IRS for the period under examination and is highly certain, however there is uncertainty about the timing of the tax recognition.  The disallowance of this position would not impact the effective income tax rate. The Company expects this matter to be resolved through settlement of the on-going examination within the next 12 months.

The Company will continue to recognize interest and penalties related to its uncertain tax positions in income tax expense.  At January 1, 2007, December 31, 2007 and December 31, 2008, the balance of accrued interest on the unrecognized tax benefit was $32, $128 and $825 respectively.  No penalties were accrued on these dates.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Total amount of unrecognized tax benefits (excluding interest) as of January 1	$1,642	$1,062
Gross amount of decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	64	(106)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(119)	—
Gross amount of increase in unrecognized tax benefits as a result of tax positions taken during a prior period	7,422	686
Total amount of unrecognized tax benefits (excluding interest) as of December 31	$9,009	$1,642

On March 11, 2009, in connection with an ongoing examination of the Company’s U.S. income tax returns for 2002 through 2004, the Company received Notices of Proposed Adjustment from the Internal Revenue Service (“IRS”) advising it of proposed increases to its federal income tax of approximately $41,900 including penalties. Of this amount, the Company has previously reserved $6,852 of federal income taxes in its consolidated financial statements in accordance with the provisions of FIN 48.  The Company believes that the remaining proposed adjustments are either the result of the IRS misunderstanding the facts relating to the adjustments or the result of a legal interpretation made by the IRS that is inconsistent with existing law.  The Company intends to vigorously contest these adjustments and believes that it will ultimately prevail.  Although the ultimate outcome of the dispute with the IRS cannot be predicted with certainty, the Company believes that adequate provision for taxes has been made in its consolidated financial statements for any reasonably foreseeable outcome related to these proposed adjustments.   Consequently, the Company believes that ultimate resolution of this matter is unlikely to have a material adverse effect on its financial condition or results of operations.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table presents certain unaudited results of continuing operations data for the interim quarterly periods during the years ended December 31, 2008 and 2007. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America, have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period.

	Quarter Ended
	2008				2007
	Dec. 31(1)	Sept. 30(2)	June 30(3)	Mar. 31(4)	Dec. 31(5)	Sept. 30(6)	June 30(7)	Mar. 31(8)
	(Dollars in thousands, except per share data)
Revenues	$125,109	$125,077	$128,656	$141,698	$146,017	$145,515	$149,478	$160,584
Gross profit	$38,885	$34,292	$37,920	$34,240	$50,354	$44,116	$46,655	$44,902
Gross profit margin	31.1%	27.4%	29.5%	24.2%	34.5%	30.3%	31.2%	28.0%
(Loss) income from continuing operations	$(1,223)	$(1,772)	$1,955	$(271)	$6,640	$3,209	$5,502	$2,746
Loss from discontinued operations	(161)	(179)	(1,767)	(1,344)	(6,339)	(755)	(812)	(232)
Net (loss) income	$(1,384)	$(1,951)	$188	$(1,615)	$301	$2,454	$4,690	$2,514
Basic (loss) earnings per share:
Continuing operations	$(0.05)	$(0.07)	$0.08	$(0.01)	$0.28	$0.14	$0.23	$0.11
Discontinued operations	(0.01)	(0.01)	(0.07)	(0.06)	(0.27)	(0.03)	(0.03)	(0.01)
Basic (loss) earnings per share	$(0.06)	$(0.08)	$0.01	$(0.07)	$0.01	$0.11	$0.20	$0.10
Diluted (loss) earnings per share:
Continuing operations	$(0.05)	$(0.07)	$0.08	$(0.01)	$0.28	$0.13	$0.22	$0.11
Discontinued operations	(0.01)	(0.01)	(0.07)	(0.06)	(0.27)	(0.03)	(0.03)	(0.01)
Diluted (loss) earnings per share	$(0.06)	$(0.08)	$0.01	$(0.07)	$0.01	$0.10	$0.19	$0.10

(1)          Included in the fourth quarter of 2008 is the impact of:

•                  a $6,242 increase in gross profit ($3,870 net of related income tax) related to the reduction in the ultimate loss estimates of prior years’ workers’ compensation programs in recognition of continued favorable claims trends;

•                  a $3,326 increase in gross profit ($2,062 net of related income tax) related to favorable health claims trend and the recording of a health plan surplus;

•                  a $8,692 goodwill impairment loss ($5,389 net of related income tax);

•                  a $2,366 expense ($1,467 net of related income tax) for incentive compensation attributable to the attainment of certain bonus targets in the fourth quarter of 2008;

•                  $1,650 of income ($1,023 net of related income tax) from a reinsurance contract recovery; and

•                  a $907 expense ($562 net of related income tax) related to the write-off of software no longer in use.

(2)          Included in the third quarter of 2008 is the impact of:

•                  a $3,306 increase in gross profit ($2,050 net of related income tax) related to the reduction in the ultimate loss estimates of prior years’ workers’ compensation programs in recognition of continued favorable claims trends; and

•                  a $1,285 expense ($797 net of related income tax) related to cost alignment initiatives.

(3)          Included in the second quarter of 2008 is the impact of:

•                  a $7,332 increase in gross profit ($4,546 net of related income tax) related to the reduction in the ultimate loss estimates of prior years’ workers’ compensation programs in recognition of continued favorable claims trends;

•                  a $1,050 ($651 net of related income tax) decrease in gross profit related to a settlement offer with the State of California in connection with state unemployment taxes; and

•                  a $1,785 expense ($1,107 net of related income tax) related to cost alignment initiatives.

(4)          Included in the first quarter of 2008 is the impact of:

•                  a $2,710 increase in gross profit ($1,680 net of related income tax) related to the reduction in the ultimate loss estimates of prior years’ workers’ compensation programs in recognition of continued favorable claims trends; and

•                  a $1,000 increase in gross profit ($620 net of related income tax) related to favorable health claims trend and the recording of a health plan surplus.

(5)          Included in the fourth quarter of 2007 is the impact of:

•                  a $7,699 increase in gross profit ($4,773 net of related income tax) related to the reduction in the ultimate loss estimates of prior years’ workers’ compensation programs in recognition of continued favorable claims trends;

•                  a $548 increase in gross profit ($340 net of related income tax) related to favorable health claims trend and the recording of a health plan surplus;

•                  a $1,589 expense ($985 net of related income tax) related to a severance agreement with the Company’s former Chief Executive Officer;

•                  a $508 charge ($315 net of related income tax) for the write-off of software no longer in use;

•                  a $1,304 valuation allowance established for deferred tax assets related to certain state net operating loss carryforwards which may not be utilized;

•                  a $1,988 expense ($1,233 net of related income tax) for incentive compensation attributable to the attainment of certain bonus targets in the fourth quarter of 2007;  and

•                  a $8,477 impairment loss ($5,256 net of related income tax) within discontinued operations recorded for the long-lived and intangible assets related to the 2007 acquisition of HRA.

(6)          Included in the third quarter of 2007 is the impact of:

•                  a $4,063 increase in gross profit ($2,519 net of related income tax) related to the reduction in the ultimate loss estimates of prior years’ workers’ compensation programs in recognition of continued favorable claims trends; and

•                  a $1,916 expense ($1,188 net of related income tax) for severance related costs associated with the termination of approximately 70 support and management personnel during the third quarter of 2007.

(7)          Included in the second quarter of 2007 is the impact of:

•                  a $6,794 increase in gross profit ($4,212 net of related income tax) related to the reduction in the ultimate loss estimates of prior years’ workers’ compensation programs in recognition of continued favorable claims trends.

(8)          Included in the first quarter of 2007 is the impact of:

•                  a $1,249  increase in gross profit ($774 net of related income tax) related to the reduction in the ultimate loss estimates of prior years’ workers’ compensation programs in recognition of continued favorable claims trends;

•                  a $2,601 increase in gross profit ($1,613 net of related income tax) related to favorable health claims trend and the recording of a health plan surplus; and

•                  a $1,448 expense ($898 net of related income tax) for severance related costs associated with the elimination of approximately 40 support positions.

19.  SUBSEQUENT EVENTS

On March 4, 2009, the board of directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on April 30, 2009 to holders of record on April 16, 2009.

Potential Acquisition of Gevity

On March 4, 2009, Gevity, TriNet Group, Inc. (“TriNet”) and Gin Acquisition, Inc., a wholly owned subsidiary of TriNet (“Merger Sub”), entered into a Merger Agreement (the “Merger Agreement”). Under the Merger Agreement, Merger Sub will be merged with and into Gevity (the “Merger”) with Gevity surviving the Merger as a wholly owned subsidiary of TriNet. Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock of Gevity issued and outstanding immediately prior to the effective time (other than common shares held by TriNet or Merger Sub or any of their affiliates) will be automatically converted into the right to receive $4.00 in cash. The transaction is not subject to a financing condition.

The consummation of the Merger is subject to various customary conditions, including Gevity shareholder approval, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain other state regulatory approvals.  The Merger Agreement contains customary representations and warranties between Gevity, TriNet and Merger Sub. The Merger Agreement also contains customary covenants and agreements, including covenants relating to (a) the conduct of Gevity’s business between the date of the signing of the Merger Agreement and the closing of the Merger, (b) non-solicitation of competing acquisition proposals and (c) the efforts of the parties to cause the Merger to be completed. The Merger Agreement contains certain termination rights and provides that, upon or following the termination of the Merger Agreement, under specified circumstances involving a competing acquisition proposal, Gevity may be required to pay TriNet a termination fee of $2,950 and up to $1,000 of expenses.

Concurrently with the execution and delivery of the Merger Agreement, ValueAct Capital Management, LP and certain of its affiliates (“ValueAct”) entered into a voting agreement (the “Voting Agreement”) with TriNet whereby ValueAct committed to vote for the approval of the Merger. The Voting Agreement will terminate in the event the Merger Agreement is terminated.

On March 4, 2009, Gevity and certain subsidiaries of Gevity (the “Guarantors”) entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”) with Bank of America, N.A., as administrative agent (“BOA”) and certain other lenders parties thereto (together with BOA, the “Lenders”). The Fourth Amendment amends the definition of “Change of Control” that was set forth in the Amended and Restated Credit Agreement, dated as of August 30, 2006, among Gevity, the Guarantors and the Lenders, as amended (the “Credit Agreement”), to provide that the entry into the Merger Agreement and the execution of the Voting Agreement, in and of themselves, shall not constitute a “Change of Control” for purposes of the Credit Agreement.

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The proceeds from the proposed merger are expected to be less than the carrying value of the Company’s net assets. During the quarter ending March 31, 2009, the Company will consider any related impairment issues caused by the proposed transaction.

GEVITY HR, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(In thousands of dollars)

Balance, January 1, 2008	Provision for Bad Debts	Determined Uncollectible	Account Recoveries	Balance, December 31, 2008
$832	$2,097	$(2,350)	$350	$929

Balance, January 1, 2007	Provision for Bad Debts	Determined Uncollectible	Account Recoveries	Balance, December 31, 2007
$623	$1,764	$(2,027)	$472	$832

Balance, January 1, 2006	Provision for Bad Debts	Determined Uncollectible	Account Recoveries	Balance, December 31, 2006
$506	$855	$(927)	$189	$623

S-1

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Merger, by and among the Company, TriNet Group, Inc. and Gin Acquisition, Inc., dated March 4, 2009 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 6, 2009 and incorporated herein by reference).

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

4.4

Third Amendment and Supplement to the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated March 4, 2009 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2009 and incorporated herein by reference).

4.5	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement No. 333-22933 on Form S-1/A filed May 30, 1997 and incorporated herein by reference).

10.1	Gevity HR, Inc. 2005 Equity Incentive Plan, (filed as Exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 8, 2005 and incorporated here by reference).*

10.2

Amendment Number One to the Gevity HR, Inc. 2005 Equity Incentive Plan dated February 20, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 28, 2008 and incorporated herein by reference).*

10.3	Gevity HR, Inc. 2005 Executive Incentive Compensation Plan, (filed as Exhibit C to the Company’s Definitive Proxy Statement on Schedule 14A filed April 8, 2005 and incorporated here by reference).*

10.4

Form of Employee Option Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*

10.5

Form of Employee Restricted Stock Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*

10.6

Form of Executive Stock Option Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*

10.7

Form of Executive Restricted Stock Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 21, 2008 and incorporated herein by reference).*

10.8

Form of Non-employee Director Stock Option Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*

10.9

Form of Non-employee Director Restricted Stock Award under Gevity HR, 2005 Equity Incentive Plan (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by reference).*

10.10	Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 25, 2002 and incorporated herein by reference).*

10.11

Form of Employee Vesting Schedule pursuant to the Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*

10.12

Form of Director Vesting Schedule pursuant to the Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*

10.13

Form of Terms and Conditions to the Non-Qualified Stock Option Award pursuant to the Gevity HR, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*

10.14

Gevity HR, Inc. 1997 Stock Incentive Plan, as amended and restated (filed as Exhibit 4.1 to the Company’s Registration Statement No. 333-68929 on Form S-8, Amendment No. 1 filed September 30, 2003 and incorporated herein by reference).*

10.15

Form of Employee Vesting Schedule pursuant to the Gevity HR, Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*

10.16

Form of Director Vesting Schedule pursuant to the Gevity HR, Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*

10.17

Form of Terms and Conditions to the Non-Qualified Stock Option Award pursuant to the Gevity HR, Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 15, 2005 and incorporated herein by reference).*

10.18	Gevity HR, Inc. Employee Stock Purchase Plan (filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 20, 2001 and incorporated herein by reference).*

10.19

Employment Agreement between Gevity HR, Inc. and Michael J. Lavington dated September 15, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2008 and incorporated herein by reference.)*

10.20

Change in Control Severance Agreement between Gevity HR, Inc. and Michael J. Lavington dated September 15, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 16, 2008 and incorporated herein by reference).*

10.21

Appointment Letter from the Company accepted by Edwin Hightower dated June 30, 2008. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 11, 2008 and incorporated herein by reference).*

10.22	Change in Control Severance Agreement between Gevity HR, Inc. and Edwin E. Hightower dated February 12, 2008.*+

10.23

Offer Letter Agreement executed on August 3, 2007 between Gevity HR, Inc. and Garry Welsh (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 7, 2007 and incorporated herein by reference).*

10.24

Revised Change in Control Severance Agreement executed on August 29, 2007 between Gevity HR, Inc. and Garry Welsh (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed August 31, 2007 and incorporated herein by reference).*

10.25

Offer Letter Agreement executed on August 3, 2007 between Gevity HR, Inc. and James Hardee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 7, 2007 and incorporated herein by reference).*

10.26

Revised Change in Control Severance Agreement executed on August 29, 2007 between Gevity HR, Inc. and James Hardee (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed August 31, 2007 and incorporated herein by reference).*

10.27

Employment offer letter from the Company accepted by Paul Benz on June 19, 2006 (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 16, 2007 and incorporated herein by reference).*

10.28

Change in Control Severance Agreement executed on August 29, 2007 between Gevity HR, Inc. and Paul E. Benz (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed August 31, 2007 and incorporated herein by reference).*

10.29

Consulting Agreement between Gevity HR, Inc. and Clifford M. Sladnick dated May 5, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference).

10.30

Separation Agreement and Full and Final Release of Claims between Gevity HR, Inc. and Clifford M. Sladnick dated May 5, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 6, 2008 and incorporated herein by reference).*

10.31

Separation Agreement and Full and Final Release of Claims between Gevity HR, Inc. and Erik Vonk, dated November 2, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed November 9, 2007 and incorporated herein by reference).*

10.32

Separation Agreement and Full and Final Release of Claims between Gevity HR, Inc. and Peter Grabowski, dated July 24, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 27, 2007 and incorporated herein by reference).*

10.33

Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 16, 2007 and incorporated herein by reference).*

10.34

Agreement of Lease between Osprey-Lakewood Ranch Properties, LLC. and the Company, dated June 6, 2005, for premises located at 9000 Town Center Parkway, Bradenton, Florida 34202 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2005 and incorporated herein by reference).

10.35

Letter Agreement dated June 28, 2007 between the Company and ValueAct Capital Management, L.P. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 29, 2007 and incorporated herein by reference).

10.36

Healthcare Benefits Contract Among Blue Cross/Blue Shield of Florida, Inc., Health Options, Inc., and the Company, effective October 1, 2008 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed November 10, 2008 and incorporated herein by reference).

10.37

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

10.39

Second Amendment to Agreement to Provide Comprehensive Health Care Benefits date as of February 25, 2008, among Gevity HR, Inc., Blue Cross and Blue Shield of Florida, Inc. and its subsidiary Health Options, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 26, 2008).

10.40

Aetna, Inc. Financial Conditions related to the Group Master Policy for the Company, effective January 1, 2003 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004 and incorporated herein by reference).

10.41

UnitedHealthcare Group Benefits Agreement effective as of June 1, 2006 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 9, 2007 and incorporated herein by reference).

10.42

First Amendment to the Group Benefits Agreement dated as of May 1, 2008 entered into among United Healthcare Services, Inc. and United HealthCare Insurance Company and Gevity HR, Inc. (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 12, 2008 and incorporated herein by reference).

10.43

AIG Risk Management, Inc. 1/1/09-10 Workers Compensation/Employers Liability Final Bound Proposal, dated December 23, 2008 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).+ r

10.44

AIG Risk Management, Inc. 1/1/08-09 Workers Compensation/Employers Liability Final Bound Proposal, dated December 14, 2007 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 17, 2008 and incorporated herein by reference).

10.45

AIG Risk Management, Inc. 1/1/07-08 Workers Compensation/Employers Liability Final Bound Proposal, dated December 21, 2006 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 16, 2007 and incorporated herein by reference).

10.46

AIG Risk Management, Inc. 1/1/06-07 Workers Compensation/Employers Liability Final Bound Proposal, dated December 21, 2005 (certain confidential information contained in this document, marked by asterisks and brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 8, 2006 and incorporated herein by reference).

10.47

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

10.48

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

10.49

AIG Risk Management, Inc. 1/1/03-04 Workers Compensation/Employers Liability Final Bound Proposal, dated October 22, 2002 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 23, 2002 and incorporated herein by reference).

10.50

Finance Agreement for Paid Loss Workers’ Compensation Deductible between the Company and Continental Casualty Company, effective as of January 1, 2002 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed April 1, 2002 and incorporated herein by reference).

10.51

Finance Agreement for Paid Loss Workers’ Compensation deductible between the Company and Continental Casualty Company, effective as of January 1, 2001 (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed March 29, 2001 and incorporated herein by reference).

10.52

Finance Agreement for Paid Loss Workers’ Compensation Deductible between the Company and Continental Casualty Company, effective as of January 1, 2000 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).

10.53

Workers’ Compensation and Employers’ Liability Policy issued by Texas Workers’ Compensation Insurance Fund to Gevity HR of Texas, L.P., effective January 1, 2000 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).

10.54

Workers’ Compensation and Employers Liability Policy issued by Continental Casualty Co. to the Company, effective January 1, 2000 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed April 3, 2000 and incorporated herein by reference).

10.55

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

10.56

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

10.57

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

10.58

Collateral Addendum to January 1, 2002 Paid Loss Workers’ Compensation Deductible Finance Agreement between the Company and CNA, dated October 11, 2004 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 9, 2004 and incorporated herein by reference).

10.59

Amended and Restated Credit Agreement dated August 30, 2006 among Gevity HR, Inc., as the Borrower, the Subsidiaries of the Borrower, as the Guarantors, Bank of America, N.A., as Administrative Agent and Other Lenders Party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 6, 2006 and incorporated herein by reference).

10.60

First Amendment to the Amended and Restated Credit Agreement with Bank of America, N.A. dated May 7, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 10, 2007 and incorporated herein by reference).

10.61

Second Amendment to the Amended and Restated Credit Agreement with Bank of America, N.A. dated June 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2007 and incorporated herein by reference).

10.62

Third Amendment to Amended and Restated Credit Agreement dated February 25, 2008, among Gevity HR, Inc., as the Borrower, the Subsidiaries of the Borrower, as the Guarantors, Bank of America, N.A. as Administrative Agent and Other Lenders Party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2008 and incorporated herein by reference).

10.63

Fourth Amendment to Amended and Restated Credit Agreement dated March 4, 2009, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as Administrative Agent and the Other Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2009 and incorporated herein by reference).

21.1	List of Subsidiaries of the Company.+

23.1	Consent of Independent Registered Public Accounting Firm to Annual Report on Form 10-K for the year ended December 31, 2008.+

31.1	Certification of Michael J. Lavington, as Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Garry J. Welsh, as Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*	Management contract or compensatory plan or arrangement.
+	Filed electronically herewith.
r	Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.