Form 10-K/A
period 2008-12-31
GEVITY HR INC
filed 2009-04-30
CIK 1035185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, outstanding as of April 13, 2009, was 24,725,422.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2009, to include certain information required by Part III Items 10 through 14, which was not included in our Proxy Statement, filed on April 15, 2009.  Item 15 of Part IV of the original Form 10-K has also been amended to contain currently dated certifications as required by SEC rules from our chief executive officer and chief financial officer.

Unless otherwise specifically identified as the original Form 10-K or the Form 10-K/A, any references to the Form 10-K made throughout this document shall refer to the Form 10-K filed with the SEC on March 16, 2009, as amended by this Amendment No. 1.

PART III.

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

The following table sets forth certain information with respect to each person who is a director of Gevity HR, Inc. (“Gevity” or the “Company”):

Name	Age	Position
Michael J. Lavington	62	Chairman and Chief Executive Officer
George B. Beitzel	80	Director
Todd F. Bourell	38	Director
Paul R. Daoust	61	Director
Jonathan H. Kagan	52	Director
David S. Katz	43	Director
James F. Orr III	66	Director
Jeffrey A. Sonnenfeld	55	Director
Daniel J. Sullivan	62	Director

Michael J. Lavington, a citizen of the United Kingdom, has served as chairman of Gevity since October 2007 and as a director of Gevity since September 2006. In October 2007, our board announced that Mr. Lavington was the board’s choice for appointment as the Company’s chief executive officer, subject to obtaining all necessary immigration approvals.  In September 2008, Mr. Lavington received his work authorization from the United States government and became chief executive officer of Gevity.  Since 2003, prior to joining Gevity, Mr. Lavington acted as an independent business consultant serving clients in the United Kingdom and the United States. From 2000 to 2002, Mr. Lavington served as senior vice president of human resources and property for Global Telesystems, Inc. From 1999 to 2000, Mr. Lavington served as senior consultant with Garner International, an executive recruitment and business consultancy firm. From 1991 to 1999, Mr. Lavington worked for the Rank Group, PLC, initially as the group human resources director and later as president and chief executive office of their US subsidiary, Resorts USA, Inc. From 1984 to 1990, Mr. Lavington was employed by the Mecca Leisure Group, PLC, serving as group services director and later, from 1984 to 1991, as divisional managing director of its overseas division, which included the Hard Rock Café Group. In 1985, Mr. Lavington was appointed to the main board of Mecca Group.

George B. Beitzel has served as a director of Gevity since November 1993. Mr. Beitzel retired from IBM in 1987, where he had served for 32 years, the last 14 as a member of IBM’s board of directors and corporate officer. Mr. Beitzel currently serves on the board of directors of Actuate Corporation and Bitstream, Inc. Mr. Beitzel is chairman emeritus of Amherst College and Colonial Williamsburg Foundation. He is a graduate of Harvard Business School and served 12 years on the board of directors of the Associates at Harvard Business School.

Todd F. Bourell has served as a director of Gevity since June 2007. Mr. Bourell is a partner at ValueAct Capital, LLC(“ValueAct”), a privately-owned hedge fund, which he joined in May 2001. Prior to joining ValueAct, he was employed at Wellington Management Company as an analyst covering the telecommunications services industry. Mr. Bourell also served as director of Insurance Auto Auctions, Inc. from September 2004 to May 2005. He is a graduate of the University of Pennslyvania’s Wharton School of Business and Harvard College.

Paul R. Daoust has served as a director of Gevity since May 2006. Mr. Daoust currently serves as non-executive chairman of HighRoads, Inc., a privately-held technology enabled solutions company in the human resources space, which he joined in February 2005 and served as its chairman and chief executive officer until December 18, 2008.  From October 2000 until his retirement in July 2003, Mr. Daoust served as chairman of the board and chief executive officer of GRX Technologies, Inc., a privately-held software company focused on supply chain management for the commercial insurance industry. Mr. Daoust also served as executive vice president and chief operating officer of Watson Wyatt Worldwide, Inc. (“Watson Wyatt”), one of the world’s largest human resource consulting firms, from June 1993 to June 1998. He worked for Watson Wyatt for 28 years and served on their board of directors for nine years. He currently serves on the board of Salary.com, a publicly-held technology company in the human resources space, and on the advisory boards of Brodeur Worldwide (part of the Omnicom Group) and LaborMetrix, Inc.

Jonathan H. Kagan has served as a director of Gevity since May 1999.  Mr. Kagan is a managing principal at Corporate Partners, LLC.  He previously served as managing principal at Lazard Alternative Investments from 2001 to 2009. From 1995 to 2000, Mr. Kagan served as managing director of Centre Partners Management, LLC, managing investments on behalf of Centre Capital Investors II, LP and affiliated entities. From 1990 to 2000, Mr. Kagan was a managing director of Corporate Advisers, LP.  From 1987 to 2000, he was a managing director of Lazard Freres & Co., LLC.

David S. Katz has served as a director of Gevity since June 2003. Since February 2006, Mr. Katz has been a principal of GTCR Golder Rauner, LLC, a Chicago-based private equity investment firm. From April 2000 to January 2006, he served as a managing director of Frontenac Company, LLC (“Frontenac”), a private equity investment firm. Mr. Katz currently serves on the board of directors of APS Healthcare, Inc. and Capella Healthcare, Inc., and has previously served on the board of directors of Natural Nutrition Group, Inc., Pro Mach, Inc. and numerous other privately-held companies. Mr. Katz joined Frontenac in 1994 after holding positions at The Clipper Group and The Boston Consulting Group.

James F. Orr III has served as a director of Gevity since May 2008. Mr. Orr has been the chairman of the board of trustees of the Rockefeller Foundation since 2000.  Mr. Orr has also served as a director of American International Group, Inc. since 2006, where he also serves as a member of the compensation and management resources, and the nominating and corporate governance committees.  He has also been a director of UNUM Corporation since 1986; a director of Mellon Financial Corporation since 2003; a director of Nashua Corporation since 1989 and a director of The Stride Rite Corporation since 2003.

Jeffrey A. Sonnenfeld has served as a director of Gevity since May 2004. Dr. Sonnenfeld is currently the senior associate dean for executive programs and a professor at the Yale School of Management. In addition, he is the president and chief executive officer of the Chief Executive Leadership Institute which he founded in 1998 and which was acquired by Yale University in 2001. From 1989 to 1997, Dr. Sonnenfeld was a professor at the Goizueta Business School of Emory University. From 1980 to 1987, he was a professor at the Harvard Business School. Dr. Sonnenfeld currently serves on the board of directors of TheStreet.com, Inc. and Lennar Corporation.

Daniel J. Sullivan has served as a director of Gevity since May 2007. Mr. Sullivan began his career as an operations supervisor for Roadway Express. In 1983, he joined Roadway Services where he founded Roadway Package System (“RPS”), serving as RPS’s president and chief executive officer until 1990. Mr. Sullivan became vice president and group executive for Roadway Services in 1990, senior vice president and president of the National Carrier Group in 1993, president and chief operating officer in 1994, and chairman, president and chief executive officer in 1995. Mr. Sullivan served on the board of directors of Roadway Services from 1990 to 1996. In 1996, Mr. Sullivan led the transformation of Roadway Services to Caliber System, Inc. He served as chairman, president, and chief executive officer of Caliber until 1998. In 1998, Caliber System was acquired by FedEx Corporation. Mr. Sullivan returned to FedEx Ground (formerly RPS) and served as president and chief executive officer until his retirement on December 31, 2006. Mr. Sullivan is a member of the boards of directors of Computer Task Group, Inc. (Buffalo, NY), GDS Express, Inc. (Akron, OH), and Pike Electric, Inc. (Mount Airy, NC) and serves as a commissioner on the Flight 93 National Memorial Federal Advisory Commission.

Corporate Governance

Gevity’s system of governance is allocated between our shareholders, our board of directors and our employee management team.  Our shareholders elect our board, which acts as the Company’s governing body, and management runs the Company’s day-to-day operations.

Gevity operates within a comprehensive corporate governance framework, which includes defining independence, assigning responsibilities, setting exceptional standards of professional and personal conduct and assuring compliance with such responsibilities and standards. Our board, and especially our nominating/corporate governance committee, regularly monitors developments in the area of corporate governance, including the rules and regulations adopted pursuant to the Sarbanes-Oxley Act of 2002, as well as corporate governance standards and disclosure requirements imposed or recommended by NASDAQ Marketplace Rules (“NASDAQ”) and the SEC.

Guidelines

Our board adopted Guidelines on Significant Corporate Governance Issues, which is available in the “About Gevity - Corporate Governance” section of our website, gevity.com. Among other matters, the guidelines include the following corporate governance standards:

•                  There should be a substantial majority of independent directors on our board.

•                  Independent directors should meet on a regular basis apart from other board members and management representatives.

•                  All directors should stand for election every year (rather than having a so-called “staggered board”).

•                  Board compensation should be a mix of cash and equity-based compensation. Management directors will not be paid for board membership in addition to their regular employee compensation. Independent directors may not receive consulting, advisory or other compensatory fees from Gevity in addition to their compensation as directors. To the extent practicable, independent directors, if any, who are affiliated with our service providers will undertake to ensure that their compensation from such providers does not include amounts connected to payments by Gevity.

•                  Board members must act at all times in accordance with the requirements of our Code of Business Conduct and Ethics, which are applicable to each director in connection with his or her activities relating to Gevity.

•                  Our board establishes committees and appoints the members of such committees.

•                  The audit, compensation and nominating/corporate governance committees should consist entirely of independent directors.

•                  The annual cycle of agenda items for board meetings is expected to change on a periodic basis to reflect board requests and changing business and legal issues. Our board will have regularly scheduled presentations from the heads of significant functional areas within the Company. Our board’s annual agenda will include, among other items, the long-term strategic plan for the Company, capital projects, budget matters and management succession.

•                  Our board may contact and meet with any Gevity employee at any time.

•                  The chief executive officer should report at least annually to our board on succession planning and management development.

•                  At least annually, our board should evaluate the performance of the chief executive officer and other senior management personnel.

•                  Our board and each board committee should conduct periodic self-evaluations and self-assessments of itself and its members.

•                  Our board should work with management to schedule new-director orientation programs and continuing education programs for directors. The orientation programs are designed to familiarize new directors with Gevity’s businesses, strategies and challenges, and to assist new directors in developing and maintaining the skills necessary or appropriate for the performance of their responsibilities. Continuing education programs for board members may include a mix of in-house and third-party presentations and programs.

•                  Non-employee directors and our executive officers are encouraged to be Gevity shareholders, which beneficial ownership is intended to fully align the interests of Gevity’s directors and executive officers with the interests of its shareholders, further promote the Company’s commitment to sound corporate governance, and signify leadership’s confidence in the Company. These guidelines encourage covered individuals to achieve certain goals concerning the ownership of the Company’s common stock within five years after becoming subject to the guidelines. Non-employee directors are encouraged to own shares of our common stock having a value of not less than five times the amount of the annual fee paid to them for serving as a board member. With respect to our executives, our chief executive officer is encouraged to own shares of our common stock having a value of not less than five times his annual base salary, our executive officers with line responsibility are encouraged to own shares of our common stock having a value of not less than two times their annual base salary and our executive officers with staff responsibilities are encouraged to own shares of our common stock having a value not less than their annual base salaries.

•                  With limited exceptions, directors and officers may not invest in (purchase or otherwise receive or write) derivatives of Gevity securities, e.g., puts and calls on Gevity securities, or enter into any “short sales” or “short positions” with respect to Gevity securities. A short position is one in which the holder will profit if the market price of the securities decreases. Gevity considers it inappropriate and contrary to the interests of Gevity and its shareholders for directors and officers to take such investment positions.

Code of Business Conduct and Ethics

Our board of directors adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees with regard to their company-related activities. This code includes Gevity’s policies with respect to conflicts of interest, confidentiality, protection of Gevity’s assets, ethical conduct in business dealings, and respect for and compliance with, applicable law. The code includes, within it, standards applicable to all employees, including our chief executive officer, chief financial officer, chief sales and marketing officer, chief information officer, chief legal officer, corporate controller and persons performing similar functions, with respect to ethical standards involving disclosures in reports that we file with the SEC and in other public communications. Any waiver of the requirements of our code with respect to any individual director or executive officer is required to be reported to, and subject to the approval of, our board of directors. Since its inception, no waivers to our code have been requested or made. Concerns about accounting or auditing matters, or possible violations of Gevity’s Code of Business Conduct and Ethics, should be reported pursuant to the procedures outlined in the code, which is available in the “About Gevity - Corporate Governance” section of our website, gevity.com.

Board Responsibilities and Structure

The primary responsibilities of our board are oversight of, and counseling and direction to, our management in the long-term interests of the Company and our shareholders. Our board’s responsibilities include:

•                  selecting and regularly evaluating the performance of the chief executive officer and other executive officers;

•                  planning for succession with respect to the position of chief executive officer and monitoring management’s succession planning for other executive officers;

•                  reviewing and, when appropriate, approving our major financial objectives and strategic and operating plans and actions;

•                  overseeing the conduct of our business to evaluate whether the business, in the judgment of our board, is being properly managed; and

•                  overseeing the processes for maintaining our integrity with regard to our financial statements and other public disclosures as well as compliance with law and ethical business practices.

Our board instructed our chief executive officer to work with our other executive officers to manage our business in a manner consistent with our standards and practices, in accordance with all applicable legal requirements and our published Code of Business Conduct and Ethics and in compliance with any specific plans, instructions or directions of our board. Our management is responsible for seeking the advice and, in appropriate situations, the approval of our board with respect to extraordinary actions to be undertaken by the Company.

Board Committees and Charters

Our board has delegated various responsibilities and certain authority to its established board committees. The established committees of our board are the audit, compensation, nominating/corporate governance, and executive committees. These committees regularly report on their activities and actions to the full board. Each year our board appoints the members of its committees. The board and its committees meet throughout the year on a set schedule, and also hold special meetings and act by written consent from time to time, as appropriate. Board meeting agendas include regularly-scheduled sessions for the independent directors to meet in the executive session without management or non-independent directors present.

A copy of the current committee charter for each committee, as well as a copy of our Guidelines on Significant Corporate Governance Issues, are posted in the “About Gevity - Corporate Governance” section of our website, gevity.com.

As of the date hereof, the members of our board committees are as follows:

Director	Audit	Compensation	Nominating/ Corporate Governance	Executive
Michael J. Lavington	—	—	—	Chair
George B. Beitzel	Chair	—	—	X
Todd F. Bourell	—	X	—	—
Paul R. Daoust	—	—	—	—
Jonathan H. Kagan	X	—	Chair	X
David S. Katz	—	X	—	—
James F. Orr III	—	—	X	—
Jeffrey A. Sonnenfeld	—	—	X	—
Daniel J. Sullivan	X	Chair	X	X

Audit Committee

The audit committee assists our board in fulfilling its responsibilities by overseeing Gevity’s accounting and financial reporting processes, the audit of our consolidated financial statements, the qualifications of the independent registered public accounting firm engaged as our independent auditor, and the performance of the internal auditors and independent auditors. The audit committee is solely responsible for the appointment, dismissal, compensation and oversight of the work of Gevity’s auditors. In addition, the audit committee generally approves any related party transactions, oversees our internal compliance programs and is responsible for establishing procedures for the receipt, retention and treatment of complaints received by Gevity regarding accounting, internal accounting controls or auditing matters, including the confidential, anonymous submission from our employees, received through established procedures, of concerns regarding questionable accounting or auditing matters. The audit committee relies on the expertise and knowledge of management, the internal auditors, and our independent auditor in carrying out its oversight responsibilities.

Our board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee and is financially literate as required by NASDAQ. In addition, our board determined that Mr. Kagan is an “audit committee financial expert” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shareholders should understand that this designation is a disclosure requirement under the Exchange Act related to Mr. Kagan’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Kagan any duties, obligations or liabilities that are greater than are generally imposed on him as a member of the audit committee and our board, and his designation as an “audit committee financial expert” pursuant to this requirement does not affect the duties, obligations or liabilities of any other member of the audit committee or our board.

Compensation Committee

  The compensation committee determines the compensation of our executive officers, including our chief executive officer, chief financial officer, chief sales and marketing officer, chief information officer, chief legal officer and senior vice presidents.  The compensation committee also establishes the parameters for the compensation of our other officers holding the title of vice president. The committee also reviews and reassesses annually the compensation paid to members of our board for their service on our board and board committees and recommends any changes in compensation to the full board for its approval. In addition, the compensation committee authorizes all stock option and other equity-based awards to employees and non-employee directors under our stock option and equity incentive plans. For information about our compensation program, the role of the compensation committee and the engagement of compensation consultants in setting executive compensation, see “Compensation Discussion and Analysis.”

Nominating/Corporate Governance Committee

The nominating/corporate governance committee is responsible for:

•                  determining the slate of director nominees for election to our board;

•                  recommending candidates for election to our board between annual shareholder meetings;

•                  reviewing the size and composition of our board and its committees;

•                  establishing procedures for the director nomination process;

•                  monitoring compliance with, and reviewing and recommending changes to, our Guidelines on Significant Corporate Governance Issues; and

•                  reviewing Gevity’s policies and programs that relate to matters of corporate responsibility.

The nominating/corporate governance committee is responsible for regularly reviewing with our board the appropriate skills and characteristics required of board members in the context of the current size and make-up of our board in light of Company objectives. This assessment includes issues of diversity and numerous other factors, such as professional or business experience and qualifications. These factors, and any other qualifications considered relevant by the nominating/corporate governance committee, are reviewed in the context of an assessment of the perceived needs of our board at that time. As a result, the priorities and emphasis of the nominating/corporate governance committee and of our board may change from time to time to take into account changes in business and other trends and the portfolio of skills and experience of current and prospective board members. Therefore, while focused on the achievements and the perceived ability of potential candidates to make a positive contribution with respect to such factors, the nominating/corporate governance committee has not established any specific minimum criteria or qualifications that a nominee must possess.

The nominating/corporate governance committee will consider candidates proposed by shareholders, provided such nominations comply with the applicable provisions of our bylaws and the procedures to be followed in submitting proposals. The nominating/corporate governance committee evaluates candidate nominees proposed by shareholders using the same criteria as for other candidates. A shareholder seeking to recommend a prospective nominee for the nominating/corporate governance committee’s consideration should submit the candidate’s name and qualifications by one of the following means:

Mail:	Gevity HR, Inc. 9000 Town Center Parkway Bradenton, FL 34202 Attn: Edwin E. Hightower, Jr., Corporate Secretary
Email:	corporate.secretary@gevity.com
Fax:	(941) 744-3322

Executive Committee

The executive committee may exercise all power and authority of our board of directors when action is required to be taken between regular meetings of our board and where time is of the essence and it is not practicable to convene a special meeting of our board. The executive committee may exercise these powers to the fullest extent permitted under our articles of incorporation, bylaws and Florida law.

Communications from Shareholders to the Board

Shareholders may contact an individual director, a committee of our board, the independent directors as a group, or our board as a group. All shareholder communications should be sent to the attention of our corporate secretary. This centralized process will assist our board in reviewing and responding to shareholder communications in an appropriate manner. The name of any specific intended board recipient (or recipients) should be noted in the communication. Communications may be sent by one of the following means:

Mail:	Gevity HR, Inc. 9000 Town Center Parkway Bradenton, FL 34202 Attn: Edwin E. Hightower, Jr., Corporate Secretary
Email:	corporate.secretary@gevity.com
Fax:	(941) 744-3322

Our board has instructed our corporate secretary to forward such correspondence only to the intended recipients. Prior to forwarding any correspondence, however, the corporate secretary will review such correspondence and, in his discretion, will not forward certain items to a director if the communication is deemed to be of a commercial or frivolous nature or otherwise inappropriate for our board’s consideration. In such cases, some of that correspondence may be forwarded elsewhere in our Company for review and possible response. The foregoing process has been approved by a majority of our independent directors.

Concerns about accounting or auditing matters or possible violations of Gevity’s Code of Business Conduct and Ethics should be reported pursuant to the procedures outlined in the code, which is available in the “About Gevity - Corporate Governance” section of our website, gevity.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and all persons who beneficially own more than 10% of the outstanding shares of our common stock (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required to furnish us with copies of all reports they file. As a matter of practice, our administrative staff assists our executive officers and directors in preparing and filing such reports with the SEC.

To our knowledge, based solely upon a review of copies of reports filed by the Reporting Persons with the SEC for the year ended December 31, 2008, and representations provided to us by the Reporting Persons, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except due to an administrative error, the Form 3 for Edwin E. Hightower, Jr., filed on July 1, 2008, erroneously reported 1,879 shares beneficially owned, rather than the actual 1,336 shares beneficially owned by him; and on April 7, 2009, the Form 4 for Mr. Hightower was filed to reflect the disposition of 191 shares for tax withholding purposes on January 15, 2009.  In addition, in reconciling holding records for George B. Beitzel and his wife, it was determined that one sale and two gift transactions by Mr. Beitzel were not timely reported in 2005 and 2006; a Form 4 was filed on March 18, 2009 for Mr. Beitzel to accurately reflect his current holdings.

ITEM 11 — EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Program Objectives and Rewards

The primary objective of our compensation program, and the guiding philosophy of our compensation committee in designing such program, is to provide a compensation package that attracts and retains talented employees, including our named executive officers. Our program is designed to reward superior performance and hold consequences for underperformance - our “pay for performance” philosophy. A further objective is to ensure the compensation program is aligned with our shareholders’ short- and long-term interests and, in this regard, encourages our named executive officers to act as equity owners. Finally, our compensation program is designed within our cultural framework and ethical standards:

Company Culture.  We seek to maintain an egalitarian culture in our facilities and operations. Neither our named executive officers nor our other officers are entitled to operate under different standards than those applicable to our other internal employees. We do not provide our named executive officers with reserved parking spaces or separate dining or other facilities, for example, and we have implemented very few programs that provide for personal benefits or perquisites to our named executive officers. As a provider of human resource consulting services, we believe this type of culture inspires trust at all levels and removes any sense of entitlement merely because of someone’s “level” or title.

Ethical Standards.  Quite simply, “Integrity Works Here” at Gevity. We expect our directors and named executive officers to be role models under our Code of Business Conduct and Ethics, which is applicable to all board members and internal employees. All internal employees, including named executive officers, are required to complete an ethics course upon the start of employment, and we hold periodic ethics-oriented training at all levels.

Named Executive Officers for 2008

After the resignation of our former chief executive officer, Erik Vonk, in October 2007, our board appointed Mr. Lavington as chairman of the board and chief executive officer designate (“CEO designate”) and announced that Mr. Lavington was our board’s choice for appointment as chief executive officer (“CEO”), subject to his obtaining all necessary immigration approvals.  In September 2008, Mr. Lavington received the necessary immigration approvals and entered into an employment agreement with the Company to become our CEO.

Besides Mr. Lavington, our other active named executive officers include:  Garry J. Welsh, our senior vice president and chief financial officer; James E. Hardee, our senior vice president and chief sales and marketing officer; Paul E. Benz, our senior vice president and chief information officer; and Edwin E. Hightower, Jr., our senior vice president and chief legal officer.

Over the course of 2008, one of our named executive officers, Clifford M. Sladnick, former chief administrative officer, resigned. Mr. Sladnick appears in the compensation tables included in this Form 10-K/A and payments made to him in connection with his employment termination are described in a section titled, “Compensation Paid to Named Executive Officer Who Departed in 2008.”

Potential TriNet Merger and its Impact on Equity Compensation Arrangements

On March 4, 2009, Gevity, TriNet Group, Inc. (“TriNet”) and Gin Acquisition, Inc., a wholly owned subsidiary of TriNet (“Merger Sub”) entered into a Merger Agreement (the “Merger Agreement”).  Under the Merger Agreement, Merger Sub will be merged with and into Gevity (the “Merger”) with Gevity surviving the Merger as a wholly-owned subsidiary of TriNet.  Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock of Gevity issued and outstanding immediately prior to the effective time (other than common shares held by (i) us as Treasury stock; (ii) TriNet or Merger Sub or any of their direct or indirect subsidiaries; and (iii) any of our direct or indirect wholly owned subsidiaries) will be automatically converted into the right to receive $4.00 in cash without interest and less applicable withholding taxes.  In addition, at the effective time of the Merger, all outstanding options to purchase shares of common stock of Gevity will be cancelled and will be converted into the right to receive a cash payment equal to the excess, if any, of $4.00 per share in cash over the exercise price per share of the option, multiplied by the number of shares subject to the applicable options, whether or not then exercisable, without interest and less any applicable withholding tax.  If the exercise price per share of any option is $4.00 or greater, the holder thereof will not receive any cash payment when the option is cancelled.  All shares of Gevity’s restricted common stock (other than performance based restricted common stock) will be converted into the right to receive $4.00 per share in cash, in each case without interest and less any applicable withholding tax.  All shares of restricted common stock subject to performance based vesting conditions will be cancelled and the holders of such stock will have no right to receive any consideration for such cancellation.

The Merger Agreement restricts us from making any further equity grants and we do not intend to make any additional equity grants prior to the consummation of the Merger.  If the Merger is consummated, the transaction will be a “change in control” for purposes of our equity plans and award agreements and the vesting of certain outstanding equity awards will accelerate, as described in the section “Change in Control/Severance Payments Assuming Completion of Merger.”

Compensation Committee Procedures

The compensation committee of our board (“the Committee”) is empowered under the terms of its charter to review and determine the compensation of our CEO and our other named executive officers. The Committee is also responsible for:

•                  approving corporate goals and objectives relating to compensation of our executive officers;

•                  performing annual reviews of our executive officers, including evaluating their performance against the goals and objectives established;

•                  setting compensation levels or ranges for our executive officers; and

•                  overseeing our compensation plans and policies and administering our equity incentive plans.

On an annual basis, the Committee reviews and reassesses the compensation paid to members of our board for their service on our board and board committee(s), and recommends any changes to the full board for its approval.

Compensation Consultant

The Committee engaged Mercer (US), Inc. (“Mercer”) as its compensation consultant to provide research, market data, survey information and design expertise in developing compensation programs, including equity programs. At the request of management or the Committee, Mercer attended a number of Committee meetings and performed work based on Committee directives. Mercer provided its recommendations and did not determine the exact amount or form of compensation for any of the named executive officers.  The Committee made all final compensation determinations.

Compensation Benchmarking

As in past years, the Committee utilized the services of Mercer to assist in the design of our executive compensation program, and in setting the groundwork for executive compensation in future years. In accordance with the recommendations of Mercer, the Committee uses an industry-related peer group for annual external pay and performance validation. The Committee’s philosophy is to establish compensation opportunities for our named executive officers that are commensurate with our size and our short- and long-term performance goals.

The targeted total compensation opportunity - comprised of base salary, plus short-term incentive at target and long-term incentive at target - for our named executive officers as established by the Committee is generally at or below the median of the industry-related peer group for each pay element and in total.  For 2008:

•                  Together with Mercer, the Committee looked at a compensation peer group of 11 publicly-traded companies based on relevant industry/business and size range. These consisted of: Administaff, Inc.; Automatic Data Processing, Inc.; CBIZ, Inc.; Ceridian Corp.; Convergys Corporation; Hewitt Associates, Inc.; Korn Ferry International; Navigant Consulting, Inc.; Paychex, Inc.; Spherion Corp.; and Watson Wyatt & Co. Holdings. Peer group members are the same as the prior year.  Ceridian Corp. was removed as a peer group member in May 2008, following the completion of the joint acquisition of Ceridian Corp. by Thomas H. Lee Partners, LP and Fidelity Financial Services, Inc.

•                  Mercer provided the Committee with data to assist in the review and comparison of each compensation element for our named executive officers. With this information, the Committee reviewed and analyzed compensation for each of our named executive officers and made adjustments as it may have deemed appropriate. The Committee also requested and considered the recommendations of our CEO with respect to named executive officer compensation, as more fully detailed below.

The Role of our CEO in Setting Executive Compensation

Because of our CEO’s leadership role in managing our named executive officers, the Committee believes it is important for the CEO to have a role in setting the annual incentive plan design and performance goals for our named executive officers and determining their rewards for the prior year’s performance. The Committee’s charter formalizes this role. The CEO is invited to present his recommendations to the Committee at the meeting where these matters are considered, which typically occurs in February or March of each year. The CEO generally provides an overview of the business from his vantage point, including a review of the individual contributions of each other named executive officer of our business. The CEO also provides input with respect to the earned rewards for the other named executive officers, which he provides in the context of our prior year performance and our plans for the coming year. The CEO then participates in the Committee’s discussions of his recommendations with respect to the other named executive officers. We believe that the discussions between the CEO and the Committee are an important piece of the evaluative process in which the Committee engages.

Mr. Lavington participated in these meetings and provided his recommendations, including meetings in which the 2008 annual incentive awards and the 2009 annual incentive plan design was determined with respect to the named executive officers (other than Mr. Lavington). Mr. Lavington, however, does not and did not participate in the Committee’s discussions in which they consider and set his compensation. No other named executive officer participates in the compensation decision-making process.

In light of Mr. Lavington’s greater oversight role with the Company during the first nine months of 2008, prior to his employment with the Company as CEO, at the request, and on behalf, of our board, the Company paid Mr. Lavington additional board fees.  For a discussion of the additional oversight roles Mr. Lavington performed on behalf of our board and the fees he received, see “Mr. Lavington’s 2008 Compensation and Additional Board Fees” in the discussion of directors’ compensation below.

What Our Compensation Program is Designed to Reward

Quite simply, our compensation program is designed to attract and retain highly qualified individuals at all levels in our business and properly incentivize them to enhance shareholder value, as further described below. It is designed to reward our executives for superior performance and hold consequences for underperformance to ensure accountability for results and returns to our shareholders.

Pay Elements

Our compensation practices reflect the Committee’s pay for performance philosophy, whereby a significant portion of executive compensation is at risk and tied to both Company and business unit or function performance. Our compensation program consists of several elements, which are described below:

Pay Element	Purpose of the Pay Element and What it Rewards
Base Salary

Provides fixed compensation that is in line with our philosophy on competitive and market practices. Intended to reward core competence in the executive’s role relative to skills, experience and contributions to our business.

Annual Cash Incentives (Short Term Incentives)

Provides at-risk variable pay opportunity. Intended to reward achievement of specific annual Company and business unit or functional objectives, typically weighted at two-thirds and one-third, respectively.

Long-term Incentives

Provides at-risk variable pay opportunity tied to long-term objectives and stock price appreciation that are aligned with shareholder interests. Intended to reward both performance and encourage executives to stay on and act as equity owners.

Perquisites	Designed to assist the senior executive to efficiently perform their responsibilities and minimize distractions.

Pay Element	Purpose of the Pay Element and What it Rewards
Retirement Benefits	Part of our broad-based total rewards program. Designed to provide employees with a savings vehicle on a tax deferred basis.
Health and Welfare Benefits

Designed to support employees and their eligible dependents with ready access to health care so that we can maintain a healthy and productive workforce, where we supplement premium contributions. Also provides certain protection against financial catastrophes that can result from illness, disability or death.

Severance and Change in Control

Includes general and change in control severance agreements. General severance agreements provide severance in the case of termination for other than “cause.” Change in control agreements provide for severance in the event of termination within two years after a qualifying change in control event. Designed to attract and retain talent, reflect general market practice and, in the case of the change in control agreements, to provide for continuity of management.

Base Salary

We seek to attract and retain qualified executive officers, and we feel it is important to offer a competitive base salary to achieve this goal. We typically benchmark new executive officers against equivalent executive officers in our peer group to set initial base salary levels. Annually thereafter the Committee utilizes Mercer to provide benchmark reviews. Base salary reviews are conducted one time each year, typically in February or March. In its review, the Committee generally considers the CEO’s recommendations, general contribution at the individual level, peer group data, and the executive officers’ competencies and skill level, in addition to their individual performance.  The base salaries were between 21% and 38% of total target pay opportunity, with Mr. Lavington’s base salary at approximately 21% and the remaining named executive officers’ at 30% to 38%.  The actions taken by the Committee with respect to our named executive officers relating to base salary for 2008 are outlined in the table below.

Named Executive Officer	2007 Base Salary ($)	2008 Base Salary ($)	% Change
Michael J. Lavington	N/A	710,000	—
Garry J. Welsh	450,000	468,000	4.0
James E. Hardee	385,000	400,000	3.9
Paul E. Benz	325,000	360,000	10.8
Edwin E. Hightower, Jr.	216,000	300,000	38.9
Clifford M. Sladnick	360,000	360,000	0

Generally, the adjustment to the named executive officers’ base salaries for 2008 was a result of the process described above, and for Mr. Benz, it was also a result of internal pay considerations.  Mr. Hightower’s base salary reflects his promotion in July 2008 from his role as vice president to senior vice president, chief legal officer.  Mr. Sladnick’s base salary was not adjusted because of his resignation.

2009 Base Salary

The Committee determined that the 2009 base pay for each named executive officer would remain unchanged from 2008 base pay levels.  This was due to a combination of factors, including the Committee’s goal of ensuring consistency with peer group base pay levels and a reflection of the financial results of the Company as impacted by general economic conditions.  The named executive officers’ base salaries for 2009 are between 21% and 38% of total target pay opportunity.

Annual Cash Incentives

We believe that our named executive officers should be eligible to receive annual cash rewards linked to achievement of specific short-term goals, both as a company and within the executive’s individual business unit or function. We establish an operating plan each year that outlines our short-term (annual) goals, consisting of both financial goals and individual business unit or function goals. As such, our annual incentive plan includes an opportunity to earn a cash reward each year based on a mix of both corporate financial and individual business unit or function performance goals; however, the CEO’s annual cash incentive was solely based on Company performance objectives.  Each metric has levels of performance results that correspond with an earned award level increasing incrementally, starting at 50% of target for threshold performance, to 100% at target performance, and up to 150% of target at superior performance.

For 2008, a substantial portion of each named executive officer’s total target pay opportunity - from approximately 24% to 27% - consisted of the annual incentive element, in line with emphasis on performance based pay.

Performance Targets

Company Performance Objectives:

For 2008, 100% of the annual incentive opportunity for Mr. Lavington and 66.7% of the annual incentive opportunity for Messrs. Hardee, Welsh, Benz, and Hightower (after he became a named executive officer) was comprised of Company performance objectives of:  (i) earnings per share (“EPS”); and (ii) operating ratio (“OR”), each weighted at 50% as follows:

Company Performance Objectives	Threshold	Target	Superior
EPS	$0.17	$0.22	$0.30
OR (operating expenses divided by gross profit)	99.8%	97.8%	91.8%

Individual Performance Objectives:

For each of our named executive officers, except for Mr. Lavington, 33.3% of the annual incentive opportunity also consisted of individual performance objectives, specific to their respective business unit or function.  However, the named executive officer must first meet, at a minimum, at least one of the Company financial performance goals at threshold, to be eligible to receive their respective individual performance based incentive opportunity.

The Committee solicited feedback from Mr. Lavington relative to the performance of each named executive officer with respect to their individual performance objectives for 2008, and based on such feedback, and after appropriate consideration determined as follows:

•                  For Mr. Welsh, the individual performance objectives were based on obtaining competitive rates and renewal terms for the Company’s health and welfare benefits program, as well as reorganizing the Company’s finance department to achieve enhanced efficiency and transparency.  Mr. Welsh was determined to have met the health and welfare benefits program goal at “superior,” while achieving his other goal at “target.”

•                  For Mr. Hardee, the performance objectives were based on achieving new client production and current client retention goals, which were determined to each have been achieved substantially at “target” levels.

•                  For Mr. Benz, the performance objectives were based on the realization of reduced client terminations for payroll-related issues and certain service center enhancements, including achieving higher first-call resolutions, which were determined to have been met at “target” and “superior” levels, respectively.

•                  For Mr. Hightower, the performance objectives for the performance period (after being appointed as a named executive officer in July, 2008) were based on the successful development of a cross-functional information security plan, as well as effectively evaluating the Company’s employment practices liability insurance program to achieve savings on premium expenses and exposures, both of which were met at “target” levels.

Mr. Sladnick performance objectives were not evaluated due to his departure in 2008.  Please see “Compensation Paid to Named Executive Officer Who Departed in 2008,” below.

Annual Incentive Payouts

The Committee determined that the named executive officers met the EPS goal at threshold on an adjusted basis - adjusted by excluding the $8.7 million write-down of goodwill from continuing operations.  In arriving at this decision, the Committee determined that the goodwill impairment was an extraordinary item appropriate for exclusion in calculating annual incentive compensation, based, in part, on the overall impact of the general economic conditions that precipitated the goodwill impairment.  The Committee believed the EPS at threshold, as adjusted, was a better and more accurate reflection of the Company’s operating results.  We did not meet our 2008 OR threshold, and no portion of the incentive payments was attributable to this performance element.

The Committee made cash award determinations for the EPS award metric (calculated at “threshold”) as well as for individual performance goal achievement, as outlined above.  The 2008 target and actual annual cash incentives under our plan are as follows:

Named Executive Officer	2008 Target as % of Base Salary (%)	2008 Target Annual Cash Incentive ($)	2008 Actual Annual Cash Incentive ($)
Michael J. Lavington	130.0	923,000	230,750
Garry J. Welsh	66.7	312,156	181,987
James E. Hardee	80.0	320,000	154,965
Paul E. Benz	66.7	240,120	129,995
Edwin E. Hightower (1)	66.7	100,050	49,999
Clifford M. Sladnick	66.7	240,120	60,030	(2)

(1)                                 The opportunities and payments shown for Mr. Hightower are for his services as a named executive officer between July 1 and December 31, 2008.

(2)                                 Mr. Sladnick resigned during the course of 2008 and pursuant to his severance agreement with the Company, he received $60,030; this amount is reflected as All Other Compensation in the 2008 Summary Compensation Table.  For more information, please see “Compensation Paid to Named Executive Officer Who Departed in 2008,” below.

Bonus Awards

In addition to the annual cash incentive award to Mr. Welsh disclosed above, the Committee awarded him a $100,000 discretionary bonus on the recommendation of the CEO, due to the significant contribution he made to improve the Company’s working capital, as well as his work as interim CEO from January 1, 2008 to September 15, 2008.  Mr. Hightower also received $45,000 in his capacity as a vice president for the first six months of 2008, related to his achievement at “target” of the successful transition of his human resource-related leadership duties to a new vice president of human resources as he transitioned to his role as senior vice president, chief legal officer.

In September 2008, Mr. Lavington received a one-time sign-on bonus of $130,000 related to his role as CEO.

Long-Term Incentives

In furthering our goal of aligning the interests of our named executive officers with the long-term interests of our shareholders, we provide long-term incentives (“LTI”) in the form of equity awards. We believe this encourages our named executive officers to act as equity owners. In other words, we reward continued progression in terms of stock performance.

Grant Practices

The Committee generally makes regular annual equity grants at the same time it determines annual incentive awards for the prior year’s service, which typically occurs at its regularly scheduled meeting in February or March. The authority to grant equity awards to employees is reserved to the Committee, and the Committee does not delegate its authority, except that the Committee has established guidelines for equity grants to newly hired employees at the vice president level, granted as an inducement to employment. These guidelines are reviewed by the Committee annually. The Committee does not time the award of equity grants based on the release of material non-public information.

2008 Awards

The LTI awards made up between approximately 38% to 52% of each named executive officers’ 2008 total target pay opportunity, with Mr. Lavington’s at approximately 52% and the remaining named executive officers’ at 38% to 45%, which the Committee believed was an appropriate portion of total pay and reflective of peer group and market practices.

While the Company would typically have granted LTI awards to all of the named executive officers during the first quarter of 2008 based on each officer’s 2007 performance, as well as an evaluation of his potential future contribution to the long-term success of the Company, only Mr. Benz was eligible for a 2008 LTI grant for 2007 service; the other named executive officers were not eligible because they either joined the Company during the course of 2007 (Messrs.  Welsh and Hardee), were not named executive officers in 2007 (Messrs. Lavington and Hightower), or departed during 2008 (Mr. Sladnick).  The Committee awarded Mr. Benz 7,500 restricted shares and 25,000 stock options that vest at the rate of 25% per year beginning on the first anniversary of the date of grant. The exercise price of each option is equal to the fair market value of our common stock at the close of trading on the date of grant, or previous close of trading, if the market is closed on the date of grant.

On May 21, 2008, the Committee determined that an award of a one-time, special LTI award to Messrs. Welsh, Hardee and Benz (the named executive officers serving at the time) that substantially aligns executive interests to shareholder value creation was warranted.  Mr. Hightower received his special LTI grant upon assuming his role as a named executive officer in July 2008.  The award was designed to encourage our executives to act as equity owners and tie the LTI value to our common stock value by way of stock price appreciation.  The award was intended to provide motivational incentive, while at the same time, support the retention of key executives critical to the Company’s business strategy.  Each key executive received a restricted stock grant of 67,000 shares with a combination of time-based and performance based vesting requirements.  The awards include the following terms:

•                  Approximately one-third of the award (21,000 shares) will time vest at a rate of 33.3% per year (7,000 shares) over a three year period.  Vesting will be calculated as of the grant date.

•                  Approximately two-thirds of the award (46,000 shares) will vest based on stock price targets of $7, $9, $12 and $15 over a four year period.  Attainment of stock price targets will be achieved if the price is at or above the target for five consecutive trading days in December of each year, or, ten trading days in December of each year.  At year-end 2008, stock price target of $7 was not achieved.

•                  No more than 25% of the performance based vesting component of the award can vest in year one, 50% of the award in year two, 75% of the award in year three and 100% of the award in year four.  If 25% of the award does not vest in any given year, the shares can vest in December of any of the following years in which the stock price target is achieved.

•                  All awards shall be treated in accordance with the Merger Agreement - See section “Potential TriNet Merger and It’s Impact on Equity Compensation Arrangements” for details.

Named Executive Officer	Grant Date	2008 Long-term Incentive Award (#)	2008 Long-term Incentive Award Value ($)(1)
Michael J. Lavington	N/A	N/A	N/A
Garry J. Welsh	May 22, 2008	67,000	412,050
James E. Hardee	May 22, 2008	67,000	412,050
Paul E. Benz	May 22, 2008	67,000	412,050
Edwin E. Hightower, Jr.	July 1, 2008	67,000	350,410
Clifford M. Sladnick	N/A	N/A	N/A

(1)                              Reflects fair market value of the award based on the closing price on the day of grant ($6.15 on May 22, 2008 and $5.23 on July 1, 2008)

In connection with Mr. Lavington’s employment with the Company as CEO on September 15, 2008, he received 125,000 options, in line with the Committee’s previous one-time, special LTI grant to the other named executive officers.

Perquisites

Our executives, including our named executive officers, receive enhanced Company contributions to their health and welfare benefits, as described in the “Health and Welfare Benefits” section.  No other perquisites were provided in 2008, other than for Mr. Lavington, who received an annual allowance of $20,000 for supplemental life and disability insurance and automobile expenses.  In 2008, Mr. Lavington also received Company paid attorney’s fees related to his work authorization and immigration application in the amount of $23,820, and gross-up for taxes incurred related to imputed income in the amount of $13,662.

Retirement Benefits

We believe in offering a vehicle by which all our internal employees, including our named executive officers, can save for retirement on a tax deferred basis both for recruiting and retention reasons. We sponsor a 401(k) plan with a vesting schedule of one year, in which named executive officers, as well as all other internal employees, may participate. We match contributions to the plans at the rate of 50% of the first 4% of the elective contributions by all our internal employees, including the named executive officers. There are no additional retirement benefits available to named executive officers.

Health and Welfare Benefits

We provide all regular, full time internal employees, including our named executive officers, comprehensive medical coverage that includes both traditional and leading edge consumer-driven health plan options—health, dental and vision benefits. We believe access to health and welfare benefits provides us with an edge in our recruiting and retention efforts. An additional benefit is that ready access to health care helps us maintain a healthy and productive workforce.

We also offer access to supplemental benefits, including short- and long-term disability, accidental death and dismemberment and life insurance. We include, at our expense, “core” life insurance to all internal employees who elect to participate in our health and welfare plan, with a benefit of one-times salary, up to $100,000.

For our named executive officers, as well as for all internal employees holding the title of “director” and “vice president”, we contribute 100% of the employee-only premiums for the lowest cost medical and dental plan available and 90% of the premiums toward family coverage for the lowest cost medial and dental plan available. We also contribute to all other regular, full time internal employees’ premiums at the rate of approximately 90% of the employee-only premiums for the lowest cost medical and dental plan available, and approximately 50% of the premiums toward family coverage for the lowest cost medical and dental plan available.

Arrangements with Executive Officers—General Severance

Although we do not have employment agreements with any of our named executive officers, except for Mr. Lavington, all our named executive officers are eligible to receive general severance/salary continuation in the event their employment is terminated by us for other than “cause” and provided the named executive officer executes a full and complete general release, as agreed to in their offers of employment with us. For a further description, see “Potential Payments Upon Termination or Change in Control,” below.

Change in Control Agreements

We have entered into change-in-control severance agreements with all five of our current named executive officers.  These agreements provide for severance payments in the event of a termination of their employment following a “change-in-control” if such termination is by us “without cause” or by the executive for “good reason” (each as defined in the agreements).  Each agreement provides:

•                  the term of the agreement automatically extends until the date that is two years after the change in control;

•                  if the executive is terminated “without cause” or the executive terminates his employment for “good reason” during the term of the agreement and within two years following a “change-in-control,” we are required to:

•                  make a lump-sum payment equal to any unpaid portion of the executive’s base salary, bonus amounts and accrued vacation pay for the period ending on the executive’s termination date, plus

•                  make a lump-sum payment equal to either the executive’s average annual incentive bonus earned in the three fiscal years prior to the termination or the executive’s target annual incentive bonus for the year in which the termination occurs, whichever is greater, which we refer to as the “Bonus Amount,” multiplied by the fraction of the fiscal year completed as of the termination date, but reduced by any annual incentive bonus amounts paid to the executive from the annual incentive plan for the fiscal year in which the termination takes place, plus

•                  a lump-sum payment equal to, depending upon the executive, the sum of two times (three times in the case of our chief executive officer) the amount of his highest annual rate of base salary during the one-year period prior to the termination plus, depending upon the executive, two (or three times for our current chief executive officer) his Bonus Amount;

•                  for the continuation of the executive’s life, disability and accident insurance and medical and dental plan coverage for the number of years after termination of the executive’s employment equal to the multiple of base salary payable to the executive upon a “change-in-control” (or if on the same after tax basis as if such participation has been permitted).  In addition, if the executive is subject to the excise tax imposed under Section 4999 of the United States Internal Revenue Code of 1986, as amended, (the “Code”), we will pay an additional amount so as to put the executive in the same after-tax position he or she would have been in had the excise tax never applied; and

•                  for payment or reimbursement of the executive for all reasonable legal fees and expenses, if any, incurred by the executive in connection with any contest or dispute under the agreement involving termination of the executive’s employment or the failure or refusal of Gevity to perform fully under the agreement.

In August 2007, the Company revised its executive agreements to bring the agreements into compliance with the provisions of Section 409A of the Code by delaying certain payments until a period that is six months and one day after the date of termination giving rise to the payment.

In addition, all stock incentives that were awarded to the executives under the terms of any of the Company’s equity incentive plans would fully vest upon the occurrence of a change in control.

For purposes of the executive agreements, a “change in control” means:

•                           the acquisition by certain third parties of 25% or more of the voting power of our company’s outstanding voting securities;

•                           a majority change in the composition of our board of directors;

•                           the consummation of certain mergers or consolidations of our company where the voting securities outstanding immediately prior to such transactions represent 50% or less of the total voting power of the corporation resulting from such mergers or consolidations (or, if applicable, such corporation’s ultimate parent); or

•                           the approval by shareholders of a plan of liquidation or dissolution of our company or the sale of all or substantially all of our company’s assets.

“Good Reason,” as defined in the Change in Control Severance Agreements, means any of the following events, without the named executive’s express written consent, post Change in Control:

•                        change in duties, responsibilities, titles or offices that is materially or adversely inconsistent with the executive’s duties or responsibilities immediately prior to Change in Control;

•                        reduction on executive’s rate of annual base salary or annual target bonus opportunity;

•                        required (i) relocation of base office of more than 50 miles from where the executive is located at the time of Change in Control or (ii) substantial increase in business travel obligations;

•                        failure of the Company to (i) continue any employee benefit plan, compensation plan, welfare benefit plan or material fringe benefit plan to which the executive participated prior to Change in Control, unless a substantially equivalent plan is offered an alternative or (ii) offer paid vacation in accordance with the most favorable vacation policies of the Company in effect immediately prior to Change in Control;

•                        any purported termination of executive’s employment not consistent with termination procedures detailed within the Change in Control Severance Agreements; or

•                        failure of the Company to obtain an assumption agreement from any successor, as contemplated in the Change in Control Severance Agreement.

The executive will continue to be subject to certain restrictive covenants post employment.

Employee Stock Purchase Plan (ESPP)

Internal employees who regularly work more than 20 hours per week and are employed by us for at least 90 days prior to the offering period are eligible to participate in our shareholder-approved ESPP. Participants, through payroll deduction, may purchase a maximum of 500 shares during each semi-annual offering period at a cost of 85% of the lower of the stock price as of the beginning or ending of the offering period, subject to an annual limitation of $25,000.  Our named executive officers are eligible to participate in the ESPP; however, no named executive officer participated in the ESPP during 2008.  Pending the close of the Merger with TriNet, the Company has suspended all payroll deduction authorizations for pay dates occurring on or after March 4, 2009 and no new offering periods will begin under the ESPP after such date.  In connection with the Merger, each option to purchase shares of our common stock shall be automatically exercised and the holder thereof shall have a right to receive $4.00 per share merger consideration, without interest less any applicable taxes.

Voluntary Stock Ownership Guidelines

Our named executive officers are encouraged to be Gevity shareholders, and beneficial ownership of our shares is intended to fully align the interests of Gevity’s named executive officers with the interests of our shareholders, further promote our commitment to sound corporate governance and signify leadership’s confidence in our business. These guidelines encourage covered individuals to achieve certain goals concerning the ownership of our common stock within five years after becoming subject to the guidelines. Our CEO is encouraged to own shares of our common stock having a value of not less than five times his annual base salary, our named executive officers with line responsibility are encouraged to own shares of our common stock having a value of not less than two times their annual base salary and our named executive officers with staff responsibilities are encouraged to own shares of our common stock having a value not less than their annual base salaries.

Compensation Paid to Named Executive Officer Who Departed in 2008

Severance Agreement with Clifford Sladnick

In connection with Mr. Sladnick’s resignation as our chief administrative officer effective July 31, 2008, Mr. Sladnick and the Company entered into a Separation Agreement and Full and Final Release of Claims, dated May 5, 2008 (the “Agreement”).  The Agreement provided for the following arrangements: (i) continued payment of Mr. Sladnick’s base salary and benefits through July 31, 2008; (ii) reimbursement before July 31, 2008 of $125,000 of travel and accommodation expenses incurred by Mr. Sladnick prior to January 1, 2008; (iii) reimbursement of up to $15,000 of travel and accommodation expenses incurred by Mr. Sladnick between January 1, 2008 and July 31, 2008; (iv) cash payments totaling $360,000, payable in equal installments of $13,846.15 through July 31, 2009; provided, however, that all of the payments otherwise due before February 1, 2009 shall be delayed and paid in a single lump sum payment on the first regular pay date after February 1, 2009; (v) medical and dental coverage for Mr. Sladnick and his eligible dependants under the Company insured group health plan, as in effect from time to time, for the period from July 31, 2008 through January 31, 2010, with the Company paying toward Mr. Sladnick and his family’s coverage the same premium the Company pays for active executive officers; (vi) group term life insurance, short term disability and long term disability coverage for Mr. Sladnick for the period from July 31, 2008 through January 31, 2010 with the company paying applicable premiums; (vii) subject generally to the satisfaction of individual and corporate performance, a lump sum cash payment on March 15, 2009 equal to up to 50% ($120,060) of the cash bonus Mr. Sladnick would have received under the Company’s short term bonus plan for 2008 if he had remained employed for the entire period applicable for the bonus; and (viii) the right to exercise any unexercised stock options granted under the option agreements dated on or about July 11, 2005, February 22, 2006 and April 20, 2007 and receive the shares of restricted stock granted on or about July 11, 2005, to the extent Mr. Sladnick was vested in such options or shares on July 31, 2008, subject, in each case, to all the existing terms, conditions and limitations applicable to such options and shares.  The Agreement also provided for a full and final release by Mr. Sladnick of any and all claims he may have against the Company.  The Agreement conditions the payment of these amounts on Mr. Sladnick’s compliance with such release and with his Non-Solicitation, Non-Compete and Confidentiality Agreement with the Company.

On May 5, 2008, the Company and Mr. Sladnick also entered into a Consulting Agreement pursuant to which Mr. Sladnick provided consulting and advisory services to the Company with respect to certain projects for the period beginning on August 1, 2008 and ending on January 31, 2009.  Mr. Sladnick performed such services as the Company’s CEO reasonably requested for 16 hours per week.  The Company paid Mr. Sladnick $173.00 per hour as compensation for his services.  In connection with the Consulting Agreement, Mr. Sladnick and the Company entered into a Confidentiality and Non-Disclosure, Agreement pursuant to which Mr. Sladnick agreed not to: (i) disclose any of the Company’s confidential information and trade secrets and (ii) solicit any clients or employees of the Company during the engagement as a consultant and for a period of one year after the end of such engagement.

Accounting and Tax Considerations

Section 162(m) of the Code precludes a public corporation from taking a tax deduction for certain compensation in excess of $1 million in any one year paid to its chief executive officer or any of its three other highest paid executive officers (other than the chief financial officer), unless certain specific and detailed criteria are satisfied. However, certain qualifying “performance based” compensation (i.e., compensation paid under a plan administered by a committee of outside directors, based on achieving objective performance goals, the material terms of which were approved by shareholders, such as our Gevity HR, Inc. 2005 Executive Incentive Compensation Plan) is not subject to the $1 million deduction limit. The Committee considered the potential impact of Section 162(m) in its review and establishment of compensation programs and payments. Compensation established by the Committee for 2008 was designed to comply with the requirements of Section 162(m). We have no individuals with non-performance based compensation paid in excess of Section 162(m) tax deduction limit of the Code.

Our stock option grant policies have been impacted by the implementation of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“FAS 123R”), which we adopted in the first quarter of fiscal year 2006. Under this accounting pronouncement, we are required to value unvested stock options granted prior to our adoption of FAS 123R under the fair value method and expense those amounts in the income statement over the stock option’s remaining vesting period.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the compensation committee, the compensation committee has recommended to our board of directors that the Compensation Discussion and Analysis be included as part of the Company’s Form 10-K.

This report is submitted by the compensation committee:
Daniel J. Sullivan, Chairman Todd F. Bourell David S. Katz

Compensation Committee Interlocks and Insider Participation

During 2008, Messrs. Sullivan, Bourell and Katz served as members of the compensation committee. During 2008:

•                  no member of the compensation committee was an officer or employee of Gevity or any of our subsidiaries;

•                  none of our executive officers was a director of another entity where one of that entity’s executive officers served on our compensation committee;

•                  no member of the compensation committee entered into any transaction with us in which the amount involved exceeded $120,000; and

•                  none of our executive officers served on the compensation committee of any entity where one of that entity’s executive officers served on our compensation committee, and none of our executive officers served on the compensation committee of another entity where one of that entity’s executive officers served as a director on our board.

2008 Summary Compensation Table

The following table shows cash and non-cash compensation for the year ended December 31, 2008, December 31, 2007 and December 31, 2006, where applicable, for (i) our chief executive officer, (ii) our senior vice president and chief financial officer; (iii) our other three most highly-compensated executive officers; and (iv) Mr. Sladnick, who served as our senior vice president and chief administrative officer through July 31, 2008.

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)	Total ($)
Michael J. Lavington,	2008	172,039	130,000	0	27,005	230,750	45,519	605,313
Chief Executive Officer (1)	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Garry J. Welsh,	2008	485,308	100,000	107,418	66,028	181,987	4,760	945,501
SVP and Chief Financial	2007	306,969	100,000	21,274	26,641	0	394,268	849,152
Officer (1)	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
James E. Hardee,	2008	414,808	0	93,971	43,564	154,965	4,760	712,068
SVP and Chief Sales and	2007	130,308	100,000	14,895	16,512	0	399,341	661,056
Marketing Officer (1)	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Paul E. Benz,	2008	372,500	0	82,489	147,701	129,995	4,760	737,445
SVP and Chief	2007	313,269	0	16,541	134,061	75,000	4,660	543,531
Information Officer	2006	120,015	85,000	8,337	66,847	0	3,993	284,192
Edwin, E. Hightower, Jr.	2008	278,077	45,000	52,304	18,483	49,999	4,760	448,623
SVP and Chief Legal	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Officer (1)	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Clifford M. Sladnick,	2008	234,000	0	69,941	95,562	0	572,089	971,592
Former SVP and Chief	2007	358,077	0	132,455	240,631	40,000	4,660	775,823
Administrative Officer	2006	349,039	0	132,434	200,229	100,000	43,498	825,200

(1)                                 Messrs. Welsh and Hardee were not employed by the Company in 2006. Mr. Hightower was not a named executive officer prior to his appointment as the Company’s chief legal officer on July 1, 2008. Mr. Lavington became the CEO of the Company on September 15, 2008.  See the director compensation table, below, for information regarding Mr. Lavington’s compensation while serving as the chairman of the board and CEO designate from October 2007 through September 14, 2008, which compensation is not reflected in the table above.

(2)                                 Amounts represent salary compensation paid to each named executive officer for the applicable fiscal year.

(3)                                 Represents discretionary bonuses paid in 2009 for 2008 service, paid in 2008 for 2007 service and paid in 2007 for 2006 service, respectively. The 2008 bonus paid to Mr. Lavington represents the sign-on bonus paid to Mr. Lavington upon his official appointment as CEO of the Company.  The 2008 bonus paid to Mr. Welsh was a discretionary bonus in recognition of his significant contribution made to improve the Company’s working capital, as well as his additional work as interim CEO from January 1, 2008 through September 14, 2008.  The 2008 bonus paid to Mr. Hightower was a discretionary bonus for his role as a vice president for the first six months of 2008.

(4)                                 This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of restricted stock awards granted in 2008 as well as prior fiscal years, in accordance with FAS 123R disregarding the impact of estimated forfeitures related to service-based vesting conditions. For restricted stock awards with time-based vesting conditions, fair value is calculated using the closing price of Gevity stock on the date of grant. For restricted stock awards with performance based vesting conditions, fair value is calculated using the Monte Carlo Simulation model. For additional information, refer to note 15 of the Gevity financial statements in our Form 10-K for the year ended December 31, 2008. See the 2008 Grants of Plan-Based Awards Table for information on awards made in 2008. These amounts reflect our Company’s compensation expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers.  For Mr. Lavington, the 2008 expense does not include expense related to his stock awards received for his service on the board of directors; such amounts are included within the director compensation table, below.

(5)                                 This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted in 2008, as well as prior fiscal years, in accordance with FAS 123R disregarding the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2006-2008 grants, refer to note 15 of the Gevity financial statements in our Form 10-K for the year ended December 31, 2008. For information on the valuation assumptions with respect to grants made in 2005, refer to the Equity note of the Gevity financial statements in our Form 10-K for the year ended December 31, 2005. See the 2008 Grants of Plan-Based Awards Table for information on options granted in 2008. These amounts reflect our compensation expense for these awards and do not correspond to the actual value that may be recognized by the named executive officers.

(6)                                 Represents non-equity incentive plan compensation paid in 2009 for services performed in 2008, paid in 2008 for services performed in 2007 and paid in 2007 for services performed in 2006, respectively.

(7)                                 Information regarding all other compensation is set forth below.

All Other Compensation Table for 2008

Perquisites and Other Personal Benefits

Name	Year	Health Benefits (1)	Expense Allowance ($)(2)	Other ($)(3)	Total Perquisites and Other Personal Benefits ($)
Michael J. Lavington	2008	—	5,833	23,820	29,653
Garry J. Welsh	2008	—	0	0	0
James E. Hardee	2008	—	0	0	0
Paul E. Benz	2008	—	0	0	0
Edwin E. Hightower, Jr.	2008	—	0	0	0
Clifford M. Sladnick	2008	—	0	0	0

(1)                                 The Company provides enhanced health and welfare benefits to each of the named executive officers as described in “Compensation Discussion and Analysis.”

(2)                                 For a description of Mr. Lavington’s expense allowance, see “Compensation Discussion and Analysis.”

(3)                                 The Company paid for Mr. Lavington’s legal costs related to the obtainment of his work authorization.

Additional All Other Compensation

Name	Year	Severance ($)(1)	401K Match ($)	Life Insurance Premiums ($)	Tax Gross-up ($)(2)	Total Additional All Other Compensation ($)
Michael J. Lavington	2008	0	2,137	67	13,662	15,866
Garry J. Welsh	2008	0	4,600	160	0	4,760
James E. Hardee	2008	0	4,600	160	0	4,760
Paul E. Benz	2008	0	4,600	160	0	4,760
Edwin E. Hightower, Jr.	2008	0	4,600	160	0	4,760
Clifford M. Sladnick	2008	567,396	4,600	93	0	572,089

(1)                                 Amount represents total severance payments to Mr. Sladnick, in connection with his resignation, including: severance of $360,000 (to be paid in 2009), settlement of travel-related expenses of $125,000 (incurred prior to January 1, 2008), settlement of bonus earned in 2008 of $60,030 (paid in 2009), $2,432 for unused paid time off and the estimated cost of health and welfare benefits provided by the Company during the 18 month period following his July 31, 2008 separation. Amounts do not include $71,968 paid to Mr. Sladnick under a Consulting Agreement for the period August 1, 2008 through January 31, 2009.  For additional information, please see “Compensation Paid to Named Executive Officer Who Departed in 2008,” above.

(2)                                 Amount represents the tax gross-up for the other payments listed under Perquisites and Other Personal Benefits.

2008 Grant of Plan Based Awards

The following table sets forth information regarding grants during 2008 to our named executive officers.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Performance- Based Stock Awards: Number of Shares of Stock	All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	or Stock Units (#)	Units (#)	Underlying Options (#)	Awards ($/Sh)	Awards ($)(2)
Michael J.	10/10/2008		461,500	923,000	1,384,500
Lavington (3)	9/15/2008	(4)						125,000	7.40	366,075
Garry J. Welsh	2/25/2008		156,077	312,156	468,233
	5/22/2008	(5)					21,000			129,150
	5/22/2008	(6)				46,000				166,860
James E. Hardee	2/25/2008		160,000	320,000	480,000
	5/22/2008	(5)					21,000			129,150
	5/22/2008	(6)				46,000				166,860
Paul E. Benz	2/20/2008	(7)					7,500			51,975
	2/20/2008	(7)						25,000	6.93	60,823
	2/25/2008		120,060	240,120	360,180
	5/22/2008	(5)					21,000			129,150
	5/22/2008	(6)				46,000				166,860
Edwin E.	7/01/2008		50,025	100,050	150,075
Hightower, Jr.	7/01/2008	(5)					21,000			109,830
	7/01/2008	(6)				46,000				129,260
Clifford M. Sladnick	N/A		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)                                 The amounts represent the awards for annual cash incentives in 2008 except for Mr. Hightower’s award which represents his pro rated time in the position of senior vice president and chief legal officer (effective July 1, 2008). Actual payments under these awards have already been determined and are included in the 2008 Summary Compensation Table. For a detailed discussion of annual cash incentives, please see the “Compensation Discussion and Analysis” section.

(2)                                 This column shows the full grant date fair value of stock and stock option awards granted to the named executive officers in 2008. The full grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule. See footnotes 4 and 5 of the 2008 Summary Compensation Table for a discussion of fair value calculation.

(3)                                 This table does not include the May 21, 2008 stock award of 10,050 shares received by Mr. Lavington in connection with his board service.  The amount expensed in 2008 for this award is included within the director compensation table, below.

(4)                                 Reflects options granted as a sign-on grant in connection with Mr. Lavington’s commencement of employment as our CEO. These options vest and become exercisable ratably in four equal annual installments, beginning one year after the grant date and stock vesting shall accelerate upon completion of the Merger.

(5)                                 Represents the number of restricted stock awards with time-based vesting conditions granted in 2008 to the named executive officers. These stock awards vest ratably in three equal installments beginning one year after the date of grant and stock vesting shall accelerate upon completion of the Merger. During the vesting period, each stock award entitles the individual to receive quarterly dividend payments as declared by us.

(6)                                 Represents the number of stock awards with performance based vesting conditions granted in 2008 to the named executive officers.  These awards will vest based on stock price targets of $7, $9, $12 and $15 over a four year period.  Attainment of stock price targets will be achieved if the price is at or above the target for five consecutive trading days in December of each year, or, ten trading days in December of each year.   No more than 25% of the performance based vesting component of the award can vest in year one, 50% of the award in year two, 75% of the award in year three and 100% of the award in year four.  If 25% of the award does not vest in any given year, the shares can vest in December of any of the following years in which the stock price target is achieved.  In connection with the Merger, these performance based shares will be cancelled without any consideration.

(7)                                 This row represents an equity award granted in 2008 to Mr. Benz.  This equity award vests ratably in four equal installments beginning one year after the date of grant.  During the vesting period, the stock award entitles Mr. Benz to receive quarterly dividend payments as declared by the Company.

2008 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the number of shares of unexercised stock options and the number of shares and value of restricted stock outstanding on December 31, 2008 for our executive officers. Mr. Sladnick did not have any outstanding equity awards on December 31, 2008.

	Option Awards					Stock Award
Name	Grant Date	Number of Securities Underlying Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Performance- Based Stock Awards: Number of Shares or Units of Stock That Have Not Vested (#)(1)	Performance- Based Stock Awards: Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Michael J. Lavington (8)	9/15/2008(3)		125,000	7.40	9/15/2018
Garry J. Welsh	8/06/2007(5)	15,000	45,000	14.07	8/06/2017	8/06/2007(5)	11,250	16,988
						5/22/2008(5)	21,000	31,710
						5/22/2008(6)			46,000	69,460
James E. Hardee	8/15/2007(5)	11,250	33,750	12.58	8/15/2017	8/15/2007(5)	9,375	14,156
						5/22/2008(5)	21,000	31,710
						5/22/2008(6)			46,000	69,460
Paul E. Benz	7/03/2006(4)	25,000	25,000	26.44	7/3/2016	7/01/2006(4)	1,250	1,888
	2/20/2008(3)		25,000	6.93	2/20/2018	2/20/2008(3)	7,500	11,325
						5/22/2008(5)	21,000	31,710
						5/22/2008(6)			46,000	69,460
Edwin E.	12/15/2003	915		21.85	12/15/2013	2/15/2005(7)	226	341
Hightower, Jr	2/15/2005(7)	2,034	678	21.14	2/15/2015	2/22/2006(4)	714	1,078
	2/22/2006(4)	2,140	2,141	29.22	2/22/2016	7/01/2008(5)	21,000	31,710
						7/01/2008(6)			46,000	69,460

(1)                                 Restricted stock awards are entitled to dividends declared by us under the terms of the restricted stock grants.

(2)                                 All amounts are as of December 31, 2008 and dollar values are based on the closing price of our common stock on December 31, 2008 of $1.51.

(3)                                 The unexercisable option awards and restricted stock awards will vest ratably over the next four years on the anniversary date of the grant.

(4)                                 The unexercisable option awards and restricted stock awards will vest ratably over the next two years on the anniversary date of the grant.

(5)                                 The unexercisable option awards and restricted stock awards will vest ratably over the next three years on the anniversary date of the grant.

(6)                                 Represents restricted stock awards with performance based vesting conditions granted in 2008 to the named executive officers.  These awards will vest based on stock price targets of $7, $9, $12 and $15 over a four year period.  Attainment of stock price targets will be achieved if the price is at or above the target for five consecutive trading days in December of each year, or, ten trading days in December of each year.   No more than 25% of the performance based vesting component of the award can vest in year one, 50% of the award in year two, 75% of the award in year three and 100% of the award in year four.  If 25% of the award does not vest in any given year, the shares can vest in December of any of the following years in which the stock price target is achieved.

(7)                                 The unexercisable option award and restricted stock award will vest in one year on the anniversary date of the grant.

(8)                                 This table does not include the following outstanding equity awards previously received by Mr. Lavington for his board of director service:  10,000 currently exercisable options with an exercise price of $24.23 and expiring on September 15, 2016; 11,618 of restricted stock which has a market value of $17,543 as of December 31, 2008 and which will vest over the next two years.  The amount expensed in 2008 for these awards is included in the director compensation table, below.

2008 Option Exercises and Stock Vested

The following table sets forth information regarding the number and value of stock options exercised and stock vested during 2008 for our named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($)
Michael J. Lavington	0	0	0	0	(1)
Garry J. Welsh	0	0	3,750	29,775	(2)
James E. Hardee	0	0	3,125	25,781	(3)
Paul E. Benz	0	0	625	3,363	(4)
Edwin E. Hightower, Jr.	0	0	583	3,387	(5)
Clifford M. Sladnick	0	0	6,250	31,750	(6)

(1)                                 This table does not include 1,567 shares that vested on May 16, 2008 with a market value of $10,091 that were received in connection with Mr. Lavington’s board service.  The value realized by Mr. Lavington was determined by multiplying the 1,567 shares received by $6.44, the closing price of the common stock on May 15, 2008, the business day immediately preceding May 16, 2008, the date the shares vested.

(2)                                 The value realized by Mr. Welsh was determined by multiplying the 3,750 shares received by $7.94, the closing price of the common stock on August 5, 2008, the business day immediately preceding August 6, 2008, the date the shares vested.

(3)                                 The value realized by Mr. Hardee was determined by multiplying the 3,125 shares received by $8.25, the closing price of the common stock on August 14, 2008, the business day immediately preceding August 15, 2008, the date the shares vested.

(4)                                 The value realized by Mr. Benz was determined by multiplying the 625 shares received by $5.38, the closing price of the common stock on June 30, 2008, the business day immediately preceding July 1, 2008, the date the shares vested.

(5)                                 The value realized by Mr. Hightower was determined by multiplying the 583 shares received by $5.81, the closing price of the common stock on January 14, 2008, the business day immediately preceding January 15, 2008, the date the shares vested.

(6)                                 The value realized by Mr. Sladnick was determined by multiplying the 6,250 shares received by $5.08, the closing price of the common stock on July 10, 2008, the business day immediately preceding July 11, 2008, the date the shares vested.

Potential Payments Upon Termination or Change in Control

The following tables illustrate potential payments to our named executive officers under certain hypothetical termination scenarios assuming the termination date of December 31, 2008.  Although the calculations are intended to provide reasonable estimates of potential payments, they are based on assumptions, not actual circumstances, and may not represent the actual amount an executive would receive if an eligible termination event were to occur on December 31, 2008.  The change in control termination payments under the hypothetical termination date of December 31, 2008 are based on a set of different assumptions, including but not limited to, a different stock price, different W-2 base years, exclusion of pro rata bonus at target, and exclusion of certain equity awards made in 2009, than the estimated change in control termination payments assuming the completion of the Merger on the previously estimated closing date of May 29, 2009.  For estimated payments upon the completion of the Merger on May 29, 2009, please refer to “Change in Control/Severance Payment Assuming Completion of the Merger” below, and previously disclosed in our Proxy Statement, filed on April 15, 2009.

Mr. Sladnick was not included in this section due to his departure during the course of 2008. Payouts to Mr. Sladnick are described in detail under “Compensation to Named Executive Officer Who Departed in 2008.”

In addition, we have non-compete arrangements with Messrs. Lavington, Hardee, Benz, Hightower and Sladnick. We do not have any non-compete arrangements with Mr. Welsh. Generally, each executive or former executive is restricted from directly competing with our business for one to two years after separating from the Company.

	Michael J. Lavington
	Death ($)	Disability ($)	Voluntary Resignation/ Retirement ($)(1)	Involuntary Termination w/o Cause ($)	Involuntary Termination after Change in Control w/o Cause or Constructive Termination ($)
Cash Value (2,3)	N/A	N/A	N/A	1,420,000	4,899,000
Equity Acceleration Value (4)	N/A	N/A	N/A	N/A	17,543
Other Benefits Value (5)	N/A	N/A	N/A	N/A	33,677
Gross-up Payment (6)	N/A	N/A	N/A	N/A	2,179,079
Totals	0	0	0	1,420,000	7,129,299

(1)                             Mr. Lavington is not eligible for retirement as of December 31, 2008.

(2)                             In the event of death, disability or retirement, reflects no severance.  In the event of involuntary termination without cause, reflects two times highest annual base salary 12-month prior to termination.  In the event of a termination after a change in control without cause or a constructive termination, reflects three times salary and greater of target annual incentive or average annual incentives over three years (in this case, it is target annual incentive of $923,000).

(3)                             Does not include any amounts attributable to the 2008 annual incentive award that was paid in March 2009 and disclosed in the Summary Compensation Table.

(4)                             Reflects in-the-money value of unvested stock options and the fair market value of unvested restricted stock based on a closing stock price of $1.51 on December 31, 2008.

(5)                             Represents the value attributable to continuation of health and welfare benefits during the severance period.

(6)                             This calculation is an estimate for disclosure purposes only.  Payment includes the excise tax, plus the effect of 35% federal income tax and 1.45% FICA-HI taxes on the excise tax.  Payments on an actual change in control may differ based on factors such as transaction price, timing of employment termination and payments, changes in compensation, and reasonable compensation analyses.  For purposes of this calculation, we did not treat any portion of the compensation as reasonable compensation for services rendered prior to the change in control or attribute any value to non-competition covenants.

	Garry J. Welsh
	Death ($)	Disability ($)	Voluntary Resignation/ Retirement ($)(1)	Involuntary Termination w/o Cause ($)	Involuntary Termination after Change in Control w/o Cause or Constructive Termination ($)
Cash Value (2,3)	N/A	N/A	N/A	468,000	1,560,312
Equity Acceleration Value (4)	N/A	N/A	N/A	N/A	48,698
Other Benefits Value (5)	N/A	N/A	N/A	13,688	52,376
Gross-up Payment (6)	N/A	N/A	N/A	N/A	0
Totals	0	0	0	481,688	1,661,386

(1)                             Mr. Welsh is not eligible for retirement as of December 31, 2008.

(2)                             In the event of death, disability or retirement, reflects no severance.  In the event of involuntary termination without cause, reflects one times highest annual base salary 12-month prior to termination.  In the event of a termination after a change in control without cause or a constructive termination, reflects two times salary and greater of target annual incentive or average annual incentives over three years (in this case, it is target annual incentive of $312,156).

(3)                             Does not include any amounts attributable to the 2008 annual incentive award that was paid in March 2009 and disclosed in the Summary Compensation Table.

(4)                             Reflects in-the-money value of unvested stock options and the fair market value of unvested restricted stock based on a closing stock price of $1.51 on December 31, 2008.

(5)                             Represents the value attributable to continuation of health and welfare benefits and outplacement (in the case of change in control termination) during the severance period.

(6)                             This calculation is an estimate for disclosure purposes only.  Payment includes the excise tax, plus the effect of 35% federal income tax and 1.45% FICA-HI taxes on the excise tax.  Payments on an actual change in control may differ based on factors such as transaction price, timing of employment termination and payments, changes in compensation, and reasonable compensation analyses.  For purposes of this calculation, we did not treat any portion of the compensation as reasonable compensation for services rendered prior to the change in control or attribute any value to non-competition covenants.

	James E. Hardee
	Death ($)	Disability ($)	Voluntary Resignation/ Retirement ($)(1)	Involuntary Termination w/o Cause ($)	Involuntary Termination after Change in Control w/o Cause or Constructive Termination ($)
Cash Value (2,3)	N/A	N/A	N/A	400,000	1,440,000
Equity Acceleration Value (4)	N/A	N/A	N/A	N/A	45,866
Other Benefits Value (5)	N/A	N/A	N/A	12,930	50,860
Gross-up Payment (6)	N/A	N/A	N/A	N/A	480,745
Totals	0	0	0	412,930	2,017,471

(1)                             Mr. Hardee is not eligible for retirement as of December 31, 2008.

(2)                             In the event of death, disability or retirement, reflects no severance.  In the event of involuntary termination without cause, reflects one times highest annual base salary 12-month prior to termination.  In the event of a termination after a change in control without cause or a constructive termination, reflects two times salary and greater of target annual incentive or average annual incentives over three years (in this case, it is target annual incentive of $320,000).

(3)                             Does not include any amounts attributable to the 2008 annual incentive award that was paid in March 2009 and disclosed in the Summary Compensation Table.

(4)                             Reflects in-the-money value of unvested stock options and the fair market value of unvested restricted stock based on a closing stock price of $1.51 on December 31, 2008.

(5)                             Represents the value attributable to continuation of health and welfare benefits and outplacement (in the case of change in control termination) during the severance period.

(6)                             This calculation is an estimate for disclosure purposes only.  Payment includes the excise tax, plus the effect of 35% federal income tax and 1.45% FICA-HI taxes on the excise tax.  Payments on an actual change in control may differ based on factors such as transaction price, timing of employment termination and payments, changes in compensation, and reasonable compensation analyses.  For purposes of this calculation, we did not treat any portion of the compensation as reasonable compensation for services rendered prior to the change in control or attribute any value to non-competition covenants.

	Paul E. Benz
	Death ($)	Disability ($)	Voluntary Resignation/ Retirement ($)(1)	Involuntary Termination w/o Cause ($)	Involuntary Termination after Change in Control w/o Cause or Constructive Termination ($)
Cash Value (2,3)	N/A	N/A	N/A	360,000	1,200,240
Equity Acceleration Value (4)	N/A	N/A	N/A	N/A	44,923
Other Benefits Value (5)	N/A	N/A	N/A	13,688	52,376
Gross-up Payment (6)	N/A	N/A	N/A	N/A	430,010
Totals	0	0	0	373,688	1,727,549

(1)                             Mr. Benz is not eligible for retirement as of December 31, 2008.

(2)                             In the event of death, disability or retirement, reflects no severance.  In the event of involuntary termination without cause, reflects one times highest annual base salary 12-month prior to termination.  In the event of a termination after a change in control without cause or a constructive termination, reflects two times salary and greater of target annual incentive or average annual incentives over three years (in this case, it is target annual incentive of $240,120).

(3)                             Does not include any amounts attributable to the 2008 annual incentive award that was paid in March 2009 and disclosed in the Summary Compensation Table.

(4)                             Reflects in-the-money value of unvested stock options and the fair market value of unvested restricted stock based on a closing stock price of $1.51 on December 31, 2008.

(5)                             Represents the value attributable to continuation of health and welfare benefits and outplacement (in the case of change in control termination) during the severance period.

(6)                             This calculation is an estimate for disclosure purposes only.  Payment includes the excise tax, plus the effect of 35% federal income tax and 1.45% FICA-HI taxes on the excise tax.  Payments on an actual change in control may differ based on factors such as transaction price, timing of employment termination and payments, changes in compensation, and reasonable compensation analyses.  For purposes of this calculation, we did not treat any portion of the compensation as reasonable compensation for services rendered prior to the change in control or attribute any value to non-competition covenants.

	Edwin E. Hightower, Jr.
	Death ($)	Disability ($)	Voluntary Resignation/ Retirement($)(1)	Involuntary Termination w/o Cause ($)	Involuntary Termination after Change in Control w/o Cause or Constructive Termination ($)
Cash Value (2,3)	N/A	N/A	N/A	300,000	1,000,200
Equity Acceleration Value (4)	N/A	N/A	N/A	N/A	33,129
Other Benefits Value (5)	N/A	N/A	N/A	4,855	34,709
Gross-up Payment (6)	N/A	N/A	N/A	N/A	384,410
Totals	0	0	0	304,855	1,452,448

(1)                             Mr. Hightower is not eligible for retirement as of December 31, 2008.

(2)                             In the event of death, disability or retirement, reflects no severance.  In the event of involuntary termination without cause, reflects one times highest annual base salary 12-month prior to termination.  In the event of a termination after a change in control without cause or a constructive termination, reflects two times salary and greater of target annual incentive or average annual incentives over three years (in this case, it is target annual incentive of $200,100).

(3)                             Does not include any amounts attributable to the 2008 annual incentive award that was paid in March 2009 and disclosed in the Summary Compensation Table.

(4)                             Reflects in-the-money value of unvested stock options and the fair market value of unvested restricted stock based on a closing stock price of $1.51 on December 31, 2008.

(5)                             Represents the value attributable to continuation of health and welfare benefits and outplacement (in the case of change in control termination) during the severance period.

(6)                             This calculation is an estimate for disclosure purposes only.  Payment includes the excise tax, plus the effect of 35% federal income tax and 1.45% FICA-HI taxes on the excise tax.  Payments on an actual change in control may differ based on factors such as transaction price, timing of employment termination and payments, changes in compensation, and reasonable compensation analyses.  For purposes of this calculation, we did not treat any portion of the compensation as reasonable compensation for services rendered prior to the change in control or attribute any value to non-competition covenants.

Change in Control/Severance Payments Assuming Completion of Merger

Assuming the completion of the Merger on May 29, 2009, and assuming the termination of each such executive’s employment by us without cause or by the executive for good reason immediately following the completion of the merger, such named executive officers will receive the following estimated cash severance payments and any gross-up payments for excise taxes that may be payable under Section 4999 of the Code pursuant to the terms of his agreement (before any applicable withholding taxes) as previously disclosed in our Proxy Statement, filed on April 15, 2009.  Payments illustrated by this table are based on a set of different assumptions than that of the Potential Payments Upon Termination or Change in Control, above:

Name of Executive	Cash Value ($)(1)	Equity Acceleration Value ($)(2)	Other Benefits Value ($)(3)	Gross-up Payment ($)(4)	Total ($)
Michael J. Lavington	5,283,373	99,952	51,031	2,257,336	7,691,692
Garry J. Welsh	1,690,306	44,377	52,376	0	1,787,059
James E. Hardee	1,573,260	43,259	50,858	0	1,667,377
Paul B. Benz	1,300,235	34,608	52,376	475,295	1,862,514
Edwin E. Hightower, Jr.	1,083,529	28,258	34,708	417,975	1,564,470
All executive officers as a group	10,930,703	250,454	241,349	3,150,606	14,573,112

(1)                             Represents a lump-sum payment equal to, depending upon the executive, the sum of (i) two or three times the amount of his highest annual rate of base salary during the one-year period prior to the termination plus, (ii) two or three times his Bonus Amount plus, (iii) pro rata target incentive bonus for the current fiscal year.

(2)                             Assumes all stock options and restricted stock awards that would have vested solely based on the continued performance of services absent the change-in-control are exchanged based on a per share merger consideration of $4.00 upon the change-in-control. Includes the application of the discount formula in Q&A 24(c) of the Section 280G Regulations for all equity awards.

(3)                             Includes value of welfare benefits and outplacement services.

(4)                             Includes the excise tax, plus the effect of 35% federal income tax and 1.45% FICA-HI taxes on the excise tax. The aggregate amount of the gross-up payments is an estimate only and does not take into account the value of restrictive covenants applicable to certain executives and other possible mitigating factors that could potentially reduce the amount of such payments.

Director Compensation in Fiscal 2008

In accordance with our compensation plan for non-employee directors, non-employee members of our board are paid an annual fee of $40,000 (pro rated for any partial year of service). Each non-employee director will also receive $1,500 for attending each meeting of our board or a committee of our board. In addition, non-employee committee chairs receive $3,000 per year for serving in such capacity, except that the chairs of the compensation and audit committee receive $10,000 and $15,000, respectively, per year (in each case, pro rated for any partial year of service). Each non-employee director receives an annual equity incentive award with a target cash equivalent of $60,000 under the terms and conditions applicable to non-employee directors under any then-current Company-sponsored equity incentive plan. Upon initial election or appointment to our board, each non-employee director will receive an initial equity incentive award of restricted shares of the Company’s common stock substantially equal to $90,000 and having a three-year vesting schedule pursuant to which 50% of such shares vest on the first anniversary date of the award and 25% each on the second and third anniversaries subject to the restrictions contained within the applicable equity incentive plan. Non-employee directors are encouraged to own shares of our common stock having a value of not less than five times the amount of the annual fee paid to them for serving as a board member.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Michael J. Lavington	536,286	40,026	0	24,858	601,170
George B. Beitzel	100,000	40,026	0	0	140,026
Todd F. Bourell	74,500	52,617	0	0	127,117
Paul R. Daoust	58,000	40,026	0	0	98,026
Jonathan H. Kagan	89,500	40,026	0	0	129,526
David S. Katz	74,500	40,026	0	0	114,526
James F. Orr III	50,500	28,173	0	0	78,673
Jeffrey A. Sonnenfeld	59,500	40,026	0	0	99,526
Daniel J. Sullivan	117,500	50,592	0	0	168,092

(1)                                 This column reports the amount of cash compensation earned in 2008 for board and committee service. Fees for Mr. Lavington include $531,786 earned during 2008 with respect to his assumption of additional oversight duties at the request of our board, for further detail about Mr. Lavington’s additional board fees, see “Mr. Lavington’s 2008 Compensation and Additional Board Fees.”

(2)                                 This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year based upon the grant date fair value of the restricted stock and the vesting period. Restricted stock granted to directors in 2007 and 2008 vest over a three year period with 50% of such shares vesting on the first anniversary date of the award and 25% vesting each on the second and third anniversary dates. No restricted stock was granted to directors prior to 2007. The grant date fair value for the 2007 restricted stock grants was $61,571 for Messrs. Lavington, Beitzel, Daoust, Kagan, Katz and Sonnenfeld. The grant date fair value for Mr. Bourell was $90,564 and for Mr. Sullivan was $92,347. The grant date fair value for the 2008 restricted stock grants was $61,406 for Messrs. Lavington, Beitzel, Bourell, Daoust, Kagan, Katz, Sonnenfeld and Sullivan. The grant date fair value for Mr. Orr was $91,650. The following directors have outstanding restricted stock at the 2008 fiscal year-end: Messrs. Lavington, Beitzel, Daoust, Kagan, Katz and Sonnenfeld (11,618), Mr. Bourell (12,093), Mr. Sullivan (12,401) and Mr. Orr (15,000).

(3)                                 This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted to the directors. All stock options granted to directors before 2007 have been fully expensed prior to the 2008 fiscal year. No stock options were granted to directors during 2007 or 2008. The following directors have outstanding option awards at 2008 fiscal year-end: Mr. Beitzel (6,719), Mr. Daoust (10,000), Mr. Kagan (37,005), Mr. Katz (23,671), Mr. Sonnenfeld (13,671) and Mr. Lavington (10,000).

(4)                                 This column represents a temporary housing allowance and an automobile allowance received by Mr. Lavington in connection with additional oversight duties as described below under “Mr. Lavington’s 2008 Compensation and Additional Board Fees.”

Mr. Lavington’s 2008 Compensation and Additional Board Fees

In August of 2007, our board asked Mr. Lavington to provide additional services in his capacity as a board member.  After the resignation of our former CEO and Chairman of the Board, Erik Vonk, in October 2007, our board appointed Mr. Lavington as Chairman of the Board and announced that Mr. Lavington was our board’s choice for appointment as the Company’s CEO, subject to his obtaining all necessary immigration approvals. During the period in which Mr. Lavington was awaiting the immigration approvals, our board requested that Mr. Lavington assume greater responsibility for oversight of the day-to-day management of the Company on our board’s behalf.

Based on Mr. Lavington’s assumption of additional oversight duties in his capacity as a board member at the request of our board, and, in recognition of the greater time commitment undertaken by Mr. Lavington, as well as his relinquished employment and consulting opportunities, our board determined that he should be paid additional board fees.  Mr. Lavington was paid additional board fees until September 15, 2008, when he received work authorization and become CEO.

In determining the amount of board fees to be paid to Mr. Lavington, our board took into account the nature and scope of the oversight duties he assumed on behalf of our board. Additionally, our board factored in the amount that the Company would have expected to pay to an executive or other board member to perform day-to-day oversight duties of the nature being provided by Mr. Lavington until September 15, 2008.

As a result of its review of the foregoing factors, our board determined that Mr. Lavington was entitled to the following additional board fees to compensate him for his assumption of additional oversight duties in his capacity as a board member and on behalf of our board:

•                  an additional board fee of $59,166 per month beginning January 1, 2008, and continuing at our board’s discretion for so long as Mr. Lavington performs the oversight duties as a board member or until he became eligible for employment as the CEO;

•                  an automobile allowance of $1,667 per month beginning November 1, 2007 and continuing at our board’s discretion for so long as Mr. Lavington performs the oversight duties as a board member or until he became eligible for employment as our CEO; and

•                  a temporary housing allowance of $3,285 per month from November 1, 2007 through March 31, 2008.

In addition, our board reimbursed or agreed to pay attorney’s fees of $23,820 incurred by Mr. Lavington as a result of applying for and obtaining his work authorization and gross-up for related taxes equal to $13,662.  Please see All Other Compensation Table for 2008, above.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors, Management and Principal Shareholders

At the close of business on April 13, 2009, we had 24,725,422 shares of common stock issued and outstanding and entitled to vote at our 2009 special shareholders meeting. The following table sets forth information about the beneficial ownership of our common stock as of April 13, 2009 by: (1) each of our directors; (2) each of the named executive officers identified in the 2008 Summary Compensation Table; (3) the beneficial owners of more than 5% of our outstanding common stock; and (4) our directors and executive officers as a group.  Under the rules of the SEC, you are deemed to be a beneficial owner of shares if you have or share the power to vote or direct the voting of the shares or the power to dispose of or direct the disposition of the shares. You are also deemed to be a beneficial owner of shares if you have the right to acquire beneficial ownership of the shares within 60 days of April 13, 2009. Accordingly, more than one person may be deemed to be a beneficial owner of the same shares. Unless otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to the shares beneficially owned. Unless otherwise noted, the address of each person listed in the table is: c/o 9000 Town Center Parkway, Bradenton, Florida 34202.

Directors and Named Executives	No. of Shares		Percent (1)

Michael J. Lavington	23,185	(2)	*
Chairman, Chief Executive Officer

Garry J. Welsh	96,008	(3)	*
SVP, Chief Financial Officer

James E. Hardee	90,750	(4)	*
SVP, Chief Sales & Marketing Officer

Paul E. Benz	107,305	(5)	*
SVP, Chief Information Officer

Edwin E. Hightower, Jr.	74,982	(6)	*
SVP, Chief Legal Officer

Clifford M. Sladnick	0	(7)	*
Former SVP, Chief Administrative Officer

George B. Beitzel	45,421	(8)	*
Director

Todd F. Bourell	12,093	(9)	*
Director

Paul R. Daoust	28,185	(10)	*
Director

Jonathan H. Kagan	121,018	(11)	*
Director

David S. Katz	36,856	(12)	*
Director

James F. Orr III	35,000	(13)	*
Director

Jeffrey A. Sonnenfeld	28,231	(14)	*
Director

Daniel J. Sullivan	14,752	(15)	*
Director

All Directors and Executive Officers as a Group (14 Persons)	713,786	(16)	2.9%

5% Shareholders
TriNet Group, Inc. 1100 San Leandro Blvd., Suite 300 San Leandro, CA 94577	3,303,419	(17)	13.3%

ValueAct Capital Partners, LLC 435 Pacific Avenue, 4th Floor San Francisco, CA 94133	3,291,326	(18)	13.3%

Barclay’s Global Investors, N.A. 45 Fremont Street San Francisco, CA 94105	2,262,434	(19)	9.2%

HR Acquisitions, LLC c/o General Atlantic Service Company, LLC 3 Pickwick Plaza Greenwich, CT 06830	2,211,500	(20)	8.9%

Putnam Investment Management, LLC One Post Office Square Boston, MA 02109	1,789,784	(21)	7.2%

Security Investors, LLC One Security Benefit Place Topeka, Kansas 66636-0001	1,414,299	(22)	5.7%

* Less than 1%.

(1)                       The percentages have been calculated on the basis of 24,725,422 common shares issued and outstanding (including unvested shares of restricted shares) as of April 13, 2009 and, with respect to each of the persons noted in the table above:

•                  the shares subject to exercisable options granted to such person; and

•                  the shares subject to restricted share grants under our equity compensation plans, pursuant to which such person has the power to vote or direct the voting of the shares.

Percentages shown only for those persons whose beneficial ownership of shares exceeds one percent of the common shares outstanding or deemed to be outstanding for this calculation.

(2)                       Includes 11,618 restricted shares; 10,000 shares which Mr. Lavington has the right to acquire through currently exercisable options; and 1,567 shares that he owns directly.

(3)                       Includes 78,250 restricted shares; 15,000 shares which Mr. Welsh has the right to acquire through currently exercisable options; and 2,758 shares that he owns directly.

(4)                       Includes 76,375 restricted shares; 11,250 shares which Mr. Hardee has the right to acquire through currently exercisable options; and 3,125 shares that he owns directly.

(5)                       Includes 73,875 restricted shares; 31,250 shares which Mr. Benz has the right to acquire through currently exercisable options and 2,180 shares that he owns directly.

(6)                       Includes 67,357 restricted shares; 6,837 shares which Mr. Hightower has the right to acquire through currently exercisable options; and 788 shares that he owns directly.

(7)                       Mr. Sladnick resigned as SVP, chief administrative officer effective July 31, 2008.

(8)                       Includes 11,618 restricted shares; 6,719 shares which Mr. Beitzel has the right to acquire through currently exercisable options; and 27,084 shares that he owns directly.

(9)                       Represents 12,093 restricted shares.

(10)                 Includes 11,618 restricted shares; 10,000 shares which Mr. Daoust has the right to acquire through currently exercisable options; and 6,567 shares that he owns directly.

(11)                 Includes 11,618 restricted shares; 37,005 shares which Mr. Kagan has the right to acquire through currently exercisable options; an aggregate of 330 shares held by Mr. Kagan’s minor children; and also 72,065 shares that he owns directly.

(12)                 Includes 11,618 restricted shares; 23,671 shares which Mr. Katz has the right to acquire through currently exercisable options; and 1,567 shares that he owns directly.

(13)                 Includes 15,000 restricted shares and 20,000 shares which Mr. Orr owns directly.

(14)                 Includes 11,618 restricted shares; 13,671 shares which Mr. Sonnenfeld has the right to acquire through currently exercisable options; and 2,942 shares that he owns directly.

(15)                 Includes 12,401 restricted shares; and 2,351 shares that Mr. Sullivan owns directly.

(16)                 Please refer to notes 2 through 15.

(17)                 The amount shown and the following information is based on a Schedule 13D filed with the SEC on March 6, 2009 by TriNet.  As a result of the voting agreement with ValueAct that was entered into concurrently with the signing of the Merger Agreement, TriNet may be deemed to be the beneficial owner of approximately 13.3% of our issued and outstanding shares of common stock. TriNet also may be deemed to have shared voting power with respect to the foregoing shares with respect to those matters described above. However, TriNet is not entitled to any rights as a shareholder of Gevity with respect to the foregoing shares, and has disclaimed beneficial ownership of such shares.

(18)                 The amount shown and the following information is based on a Schedule 13D/A jointly filed with the SEC on March 6, 2009 by: (a) ValueAct Capital Master Fund L.P. (“ValueAct Master Fund”); (b) ValueAct Capital Master Fund III L.P. (“ValueAct Master Fund III”); (c) VA Partners I, LLC (“VA Partners I”); (d) VA Partners III, LLC (“VA Partners III”); (e) ValueAct Capital Management, L.P. (“ValueAct Management L.P.”); (f) ValueAct Capital Management, LLC (“ValueAct Management LLC”); (g) ValueAct Holdings, L.P. (“ValueAct Holdings”); and (h) ValueAct Holdings GP, LLC (“ValueAct Holdings GP”).  As of the date of the Schedule 13D/A: (1) ValueAct Master Fund was the beneficial owner of 2,985,426 shares of our common stock, which shares may also be deemed to be beneficially owned by VA Partners I; (2) ValueAct Master Fund III was the beneficial owner of 305,900 shares of our common stock, which shares may also be deemed to be beneficially owned by VA Partners III; and (3) ValueAct Management L.P., ValueAct Management LLC, ValueAct Holdings and ValueAct Holdings GP may each be deemed to be the beneficial owner of an aggregate of 3,291,326 shares of our common stock.

(19)                 The amount shown and the following information are based on a Schedule 13G filed with the SEC on February 5, 2009 by Barclays Global Investors, N.A.  Shares beneficially owned by Barclays Global Investors, N.A. are held in trust accounts for the economic benefit of the beneficiaries of those accounts.

(20)                 The amount shown and the following information is based on a Schedule 13D/A jointly filed with the SEC on March 6, 2009 by General Atlantic, HR Acquisitions, LLC (“HR”), General Atlantic Partners 84, L.P. (“GAP 84”), GapStar, LLC (“GapStar”), GAP Coinvestments III, LLC (“GAPCO III”), GAP Coinvestments IV, LLC (“GAPCO IV”), GAP Coinvestments CDA, L.P. (“CDA”), GAPCO GmbH & Co. KG (“KG”), and GAPCO Management GmbH (“GmbH Management”).  GAP 84, GapStar, GAPCO III, GAPCO IV, CDA and KG are the sole members of HR.  General Atlantic is the general partner of each of GAP 84 and CDA.  General Atlantic is also the sole member of GapStar.  The managing members of GAPCO III and GAPCO IV are managing directors of General Atlantic (“GA Managing Directors”).  GmbH Management is the general partner of KG.  There are 26 GA Managing Directors.  The GA Managing Directors make voting and investment decisions with respect to securities held by KG.  General Atlantic, HR, GAP 84, GapStar, GAPCO III, GAPCO IV, CDA, KG and GmbH Management are a “group,” as defined in Rule 13d-5 of the General Rules and Regulations promulgated under the Exchange Act and may be deemed to own beneficially an aggregate of 2,211,500 shares of our common stock.  The GA Managing Directors are:  Steven A. Denning, William E. Ford, John Bernstein, H. Raymond Bingham, Peter L. Bloom, Mark F. Dzialga, William O. Grabe, Abhay Havaldar, David C. Hodgson, Rene M. Kern, Jonathan Korngold, Christopher G. Lanning, Jeff X. Leng, Anton J. Levy, Mark F. McMorris, Thomas J. Murphy, Matthew Nimetz, Fernando Oliveira, Ranjit Pandit, Andrew C. Pearson, Raul R. Rai, David A. Rosenstein,  Sunish Sharma, Tom C. Tinsley, Philip P. Trahanas and Florian P. Wendelstadt.  Each of these individuals disclaims ownership of such shares owned by General Atlantic except to the extent he or she has a pecuniary interest therein. Other than their interest in General Atlantic, these individuals are not affiliated with us or our management.  General Atlantic, HR, GAP 84, GapStar, GAPCO III, GAPCO IV and CDO are located at c/o General Atlantic Service Company, LLC, 3 Pickwick Plaza, Greenwich, Connecticut 06830.  KG and GmbH Management are located at c/o General Atlantic GmbH, Koenigsallee 62, 40212 Duesseldorf, Germany.

(21)                 The amount shown and the following information is based on a Schedule 13G/A filed with the SEC on February 13, 2009 by Putnam, LLC, doing business as Putnam Investments, on behalf of itself and its investment advisors and subsidiaries: (a) Putnam Investment Management, LLC, the beneficial owner of 1,054,023 shares of our common stock; and (b) The Putnam Advisory Company, LLC, the beneficial owner of 735,761 shares of our common stock.  Shares beneficially owned by Putnam Investments are held in trust accounts for the economic benefit of the beneficiaries of those accounts.

(22)                 The amount shown and the following information are based on a Schedule 13G filed with the SEC on February 13, 2009 by Security Investors, L.L.C.

Securities Authorized for Issuance under our Equity Compensation Plans

The following table summarizes information about our equity compensation plans by type as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,009,417	15.25	703,958
Equity compensation plans not approved by security holders	0	N/A	0
Total	1,009,417	15.25	703,958

We have outstanding equity awards under the following plans:

2005 Equity Incentive Plan.  In May 2005, our shareholders approved the Plan. The Plan provides for various equity incentives, including non-qualified options, to be granted to our key employees, officers, directors, certain contractors and other service providers that we utilize. Originally, under the Plan, a maximum of 2,000,000 shares of our common stock were authorized for issuance. The maximum aggregate number of shares of our common stock subject to stock awards, stock appreciation rights, dividend equivalent rights, phantom shares and performance unit awards that may be settled in stock and granted under the Plan may not exceed 400,000.  In May 2008, Amendment No. 1 to the Gevity HR, Inc. 2005 Equity Incentive Plan (“Amendment”) was approved by shareholders.  The Amendment allows the full pool of shares available for issuance under the Plan to be issued in the form of options, stock awards, stock appreciation rights, dividend equivalent rights, phantom shares and performance units (collectively “Stock Incentive”) and eliminated the 400,000 share limit.  Generally, after the 400,000 share limit is exceeded, each Stock Incentive granted under the Plan other than as an option or stock appreciation right shall reduce the 2,000,000 shares of common stock reserved for issuance under the Plan by three shares for every one share subject to such Stock Incentive.  Grants of options and restricted stock under the Plan are approved by the Committee. Options granted under the Plan generally have a vesting period of four years for officers and key employees, generally vest in equal quarterly installments over a one year period for non-employee directors and may not be exercised more than 10 years from the grant date. Under the Plan, the exercise price of each option will equal the market price of our common stock at the close of trading on the date of grant or previous close of trading if the market is closed on the date of grant.  Restricted stock granted under the Plan generally has a vesting period of three or four years for officers and key employees.  Restricted stock granted to non-employee directors vests over a three year period. During 2008, the first restricted stock awards with performance based vesting conditions were granted to certain of our officers.  These shares vest upon the attainment of certain stock price goals over a four year period.

2002 Stock Incentive Plan. Our 2002 Stock Incentive Plan provided for various equity incentives, including non-qualified options, to be granted to our key employees, officers, directors, certain contractors and other service providers that we utilize. Under the 2002 plan, 2,000,000 shares of our common stock were authorized for issuance. All options were granted at fair market value on the date of grant. Options granted under the 2002 plan generally have a vesting period of four years for officers and key employees, generally were immediately vested for non-employee directors and may not be exercised more than 10 years from the grant date. Restricted stock granted under the 2002 plan generally has a vesting period of four years for officers and key employees. As of the date of approval of the Plan, no further options or other equity awards were made under our 2002 plan.

1997 Stock Incentive Plan. Our 1997 Stock Incentive Plan provided for various equity incentives, including options, to be granted to key employees, officers and directors. Initially, 2,500,000 shares of common stock were authorized for issuance under the 1997 plan. In May 2000, our shareholders approved an amendment to the 1997 plan that increased the number of shares reserved for issuance under the 1997 plan to 4,500,000 shares. All options were granted at fair market value on the date of grant. Options granted under the 1997 plan generally have a vesting period of four years for officers and key employees and generally were immediately vested for non-employee directors. Options generally may not be exercised more than 10 years from the grant date. As of the date of approval of the Plan, no further options or other equity awards were made under our 1997 plan.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

“Independence” Determination

Our board of directors believes that there should be a substantial majority of independent directors on our board and that it is useful and appropriate to have our chief executive officer serve as a director. Except for Michael Lavington, each of our directors was determined to be “independent” in accordance with applicable corporate governance rules under the Exchange Act and NASDAQ. The NASDAQ independence definition includes a series of objective tests, such as whether the director is an employee of the company or has engaged in various types of business dealings with the company. In addition, as required by NASDAQ Marketplace Rules, our board and the nominating/corporate governance committee each made a subjective determination as to whether each director has any relationships which, in their opinion, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board and the nominating/corporate governance committee reviewed and discussed information provided by each director and the Company with regard to each director’s business and personal activities as they may relate to the Company and management.

Based on the foregoing, each of the members of the audit committee, the nominating/corporate governance committee, and the compensation committee meets the independence requirements, as established by NASDAQ.  In addition, (i) the members of the audit committee meet the applicable standards for audit committee members established by the SEC and NASDAQ and (ii) the members of the compensation committee meet the applicable standards under the Code and the Exchange Act.

Certain Related Person Transactions

In 2008, Gevity utilized HighRoads, Inc. for the provision of health and welfare benefits-related advisory services in the ordinary course of business, which are considered arms-length in nature. Paul Daoust, one of our directors, served as chairman and chief executive officer of HighRoads, Inc. until December 18, 2008.  The Company paid HighRoads, Inc. approximately $645,000 for such advisory services in 2008. In the opinion of management, the terms of the health and welfare benefits-related advisory services arrangement are fair and reasonable and as favorable to the Company as those that could be obtained from unrelated third parties.

The audit committee has adopted a written policy concerning the review, approval or ratification of all transactions required to be disclosed under Item 404 of Regulation S-K under the Exchange Act. This policy covers all related person transactions required to be disclosed under such regulation as well as all material conflict of interest transactions as defined by relevant state law and the rules and regulations of NASDAQ that are applicable to us.

This policy requires that all such transactions be identified by management and disclosed to the audit committee for review and, if required, approval or ratification. At least annually, each director and executive officer completes a detailed questionnaire that asks questions about any business relationship that may give rise to a conflict of interest and all transactions in which Gevity is involved and in which the executive officer, a director or a related person has a direct or indirect material interest. We also conduct a review, at least annually, of our financial systems to determine whether a director, or a company employing a director, engaged in transactions with us during the fiscal year.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval

The audit committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. In accordance with its charter and the Sarbanes-Oxley Act of 2002 (the “Act”), each year the audit committee approves the terms of the independent auditor’s engagement for the following year. This approval requirement is subject to applicable de minimis exceptions allowed by that Act. In making its pre-approval determination, the audit committee is required to consider whether providing the non-audit services is compatible with maintaining the auditors’ independence. The audit committee may delegate this pre-approval authority to one or more audit committee members. However, if the authority is delegated, the member or members to whom the authority is delegated must present a report of their actions at the next scheduled audit committee meeting.

Determination of Accountant Independence

The audit committee considered the provision of non-audit services by Deloitte & Touche LLP and determined that the provision of such services was not incompatible with maintaining their independence.

Fees Paid to Deloitte & Touche LLP

	2008 ($)	2007 ($)
Audit Fees	1,158,000	975,000
Audit-Related Fees	79,000	141,000
Tax Fees	14,000	22,000
All Other Fees	29,000	—
Total*	1,280,000	1,138,000

*                                         The amount disclosed for 2008 represents estimates of total fees to be paid to Deloitte & Touche LLP with respect to 2008. The amount disclosed for 2007 reflects actual fees paid to Deloitte & Touche LLP with respect to 2007.

Audit Fees.  This category includes the audit of Gevity’s annual financial statements, review of financial statements included in each of Gevity’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K, the audit of our internal control over financial reporting and the effectiveness thereof in connection with Section 404 of the Sarbanes-Oxley Act of 2002 and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees.  This category consists of assurance and related services provided by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of Gevity’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations regarding financial reporting and related matters.

Tax Fees.  This category consists of professional services rendered by Deloitte & Touche LLP primarily in connection with Gevity’s tax compliance activities, including the review of tax returns, tax planning and technical advice.

All Other Fees.  This category consists of services performed primarily in connection with the proposed Merger Agreement.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

GEVITY HR, INC.

Dated: April 30, 2009	/s/ Michael J. Lavington
Michael J. Lavington
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 30, 2009	/s/ Michael J. Lavington
Michael J. Lavington
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2009	/s/ Garry J. Welsh
Garry J. Welsh
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 30, 2009	/s/ George B. Beitzel
George B. Beitzel
Director

Dated: April 30, 2009	/s/ Todd F. Bourell
Todd F. Bourell
Director

Dated: April 30, 2009	/s/ Paul R. Daoust
Paul R. Daoust
Director

Dated: April 30, 2009	/s/ Jonathan H. Kagan
Jonathan H. Kagan
Director

Dated: April 30, 2009	/s/ David S. Katz
David S. Katz
Director

Dated: April 30, 2009	/s/ James F. Orr, III
James F. Orr, III
Director

Dated: April 30, 2009	/s/ Jeffrey A. Sonnenfeld
Jeffrey A. Sonnenfeld
Director

Dated: April 30, 2009	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Director

EXHIBIT INDEX

31.1	Certification of Michael J. Lavington, as chief executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Garry J. Welsh, as chief financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.