Form 10-Q
period 2009-03-31
GEVITY HR INC
filed 2009-05-11
CIK 1035185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of April 30, 2009
Par value $0.01 per share	24,725,422

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2009	2008

Revenues	$129,584	$141,698

Cost of services (exclusive of depreciation and amortization shown below)	104,008	107,458

Gross profit	25,576	34,240

Operating expenses:

Salaries, wages and commissions	17,197	18,776

Other general and administrative	10,881	11,549

Depreciation and amortization	3,367	3,936

Total operating expenses	31,445	34,261

Operating loss	(5,869)	(21)

Interest income	28	171

Interest expense	(140)	(570)

Other income (expense), net	15	(24)

Loss from continuing operations before income taxes	(5,966)	(444)

Income tax benefit	2,288	173

Loss from continuing operations	(3,678)	(271)

Loss from discontinued operations, net of tax	(30)	(1,344)

Net loss	$(3,708)	$(1,615)

Net loss per common share:
- Basic and diluted:
Loss from continuing operations	$(0.15)	$(0.01)
Loss from discontinued operations	—	(0.06)
Net loss	$(0.15)	$(0.07)

Weighted average common shares outstanding:
- Basic and diluted	24,303,954	23,206,595

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:

Cash and cash equivalents	$29,317	$32,537

Marketable securities — restricted	4,850	4,836

Accounts receivable, net	117,327	97,897

Short-term workers’ compensation receivable, net	24,371	51,920

Other current assets	11,919	14,041

Total current assets	187,784	201,231

Property and equipment, net	17,005	18,524

Long-term marketable securities — restricted	4,060	4,048

Long-term workers’ compensation receivable, net	68,373	63,413

Intangible assets, net	—	1,825

Deferred tax asset, net	13,859	13,054

Other assets	811	841

Total assets	$291,892	$302,936

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

UNAUDITED

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accrued payroll and payroll taxes	$141,284	$125,571

Accrued insurance premiums and health reserves	14,330	13,319

Customer deposits and prepayments	11,761	31,793

Accounts payable and other accrued liabilities	7,831	8,411

Deferred tax liability, net	2,265	5,261

Dividends payable	1,236	1,234
Total current liabilities	178,707	185,589

Revolving credit facility	—	—

Other long-term liabilities	4,472	4,432
Total liabilities	183,179	190,021

Commitments and contingencies (see notes)

Shareholders’ equity:

Common stock, $.01 par value, 100,000,000 shares authorized, 24,754,286 and 24,754,286 issued as of March 31, 2009 and December 31, 2008, respectively	248	248

Additional paid-in capital	38,163	37,915

Retained earnings	70,383	75,329

Treasury stock (28,669 and 64,314 shares at cost, respectively)	(81)	(577)
Total shareholders’ equity	108,713	112,915

Total liabilities and shareholders’ equity	$291,892	$302,936

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,708)	$(1,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,367	4,037
Impairment loss	—	532
Loss on the disposal of property, net	94	40
Deferred tax benefit, net	(2,705)	(528)
Stock-based compensation	585	280
Excess tax expense from share-based arrangements	—	120
Provision for bad debts	60	392
Other	—	(3)
Changes in operating working capital:
Accounts receivable, net	(19,490)	11,526
Other current assets	2,122	(303)
Workers’ compensation receivable, net	22,589	(6,321)
Other assets	(54)	515
Accrued insurance premiums and health reserves	1,011	(1,726)
Accrued payroll and payroll taxes	15,708	(14,547)
Accounts payable and other accrued liabilities	(1,446)	(4,590)
Customer deposits and prepayments	(20,032)	(2,815)
Other long-term liabilities	176	(453)
Net cash used in operating activities	(1,723)	(15,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and certificates of deposit	(26)	(90)
Capital expenditures	(135)	(202)
Net cash used in investing activities	(161)	(292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	—	23,100
Capital lease payments	(150)	(80)
Proceeds from issuance of common stock for employee stock plans	50	106
Excess tax expense from share-based arrangements	—	(120)
Dividends paid	(1,236)	(2,095)
Net cash (used in) provided by financing activities	(1,336)	20,911
Net (decrease) increase in cash and cash equivalents	(3,220)	5,160
Cash and cash equivalents - beginning of period	32,537	9,950
Cash and cash equivalents - end of period	$29,317	$15,110

Supplemental disclosure of cash flow information:
Income taxes paid	$2,683	$4,856
Interest paid	$101	$554

Supplemental disclosure of non-cash transactions:

Capital expenditures and cash flows from financing activities for the three months ended March 31, 2008, exclude approximately $61 of capital items purchased by the Company through capital leases. No capital items were purchased through capital leases during the three months ended of March 31, 2009.

See notes to condensed consolidated financial statements.

GEVITY HR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share and per share data)

1.             GENERAL

The accompanying unaudited condensed consolidated financial statements of Gevity HR, Inc. and subsidiaries (collectively, the “Company” or “Gevity”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”). These financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

The Company’s significant accounting policies are disclosed in Note 1 of the Company’s consolidated financial statements contained in the Form 10-K.  The Company’s critical accounting estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K.  On an ongoing basis, the Company evaluates its policies, estimates and assumptions, including those related to revenue recognition, workers’ compensation receivable/reserves, intangible assets, medical benefit plan liabilities, state unemployment taxes, allowance for doubtful accounts, deferred taxes and share-based payments.  During the first quarter of 2009, there have been no material changes to the Company’s significant accounting policies and critical accounting estimates except as described below.

Potential Acquisition of Gevity

On March 4, 2009, Gevity, TriNet Group, Inc. (“TriNet”) and Gin Acquisition, Inc., a wholly owned subsidiary of TriNet (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, Merger Sub will be merged with and into Gevity (the “Merger”) with Gevity surviving the Merger as a wholly owned subsidiary of TriNet. Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock of Gevity issued and outstanding immediately prior to the effective time (other than common shares held by TriNet or Merger Sub or any of their affiliates) will be automatically converted into the right to receive $4.00 in cash. The transaction is not subject to a financing condition.

The Merger is expected to be completed in the second quarter of 2009 and is subject to various customary conditions, including Gevity shareholder approval. The Company has received clearance on certain regulatory requirements necessary to consummate the Merger.  The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act has expired without a request for additional information from the U.S. Federal Trade Commission.  In addition, the State of Florida licensing authority has approved Gevity’s change in ownership application and the State of Arkansas licensing authority has granted preliminary approval, subject to certain supplemental filings.   The Merger Agreement contains customary representations and warranties between Gevity, TriNet and Merger Sub. The Merger Agreement also contains customary covenants and agreements, including covenants relating to (a) the conduct of Gevity’s business between the date of the signing of the Merger Agreement and the closing of the Merger, (b) non-solicitation of competing acquisition proposals and (c) the efforts of the parties to cause the Merger to be completed. The Merger Agreement contains certain termination rights and provides that, upon or following the termination of the Merger Agreement, under specified circumstances involving a competing acquisition proposal, Gevity may be required to pay TriNet a termination fee of $2,950 and up to $1,000 of expenses incurred by TriNet and its affiliates.

Concurrently with the execution and delivery of the Merger Agreement, ValueAct Capital Master Fund, L.P. and certain of its affiliates (“ValueAct”) entered into a voting agreement (the “Voting Agreement”) with TriNet whereby ValueAct committed to vote for the approval of the Merger. The Voting Agreement will terminate in the event the Merger Agreement is terminated.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for the measurement of assets and liabilities that use fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but did not expand the use of fair value to any new circumstances.  Subsequently, in February 2008, the FASB issued FASB Staff

Position (“FSP”) SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purpose of Lease Classification or Measurement Under Statement 13 (“FSP 157-1”) and FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 excludes FASB Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of SFAS 157.  FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company implemented SFAS 157 on January 1, 2008 with no material impact on its consolidated financial statements. The Company implemented SFAS 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009 with no material impact to its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other US GAAP. FSP 142-3 was effective for the Company on January 1, 2009.  The adoption of FSP 142-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is effective for business combination transactions having an acquisition date on or after January 1, 2009.  This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. SFAS 141R requires acquisition related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at the acquisition date, to be recorded against income rather than included in the purchase price determination.  It also requires recognition of contingent arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in income. The impact of SFAS 141R is dependent on the level of future acquisitions.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”).  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, Earnings per Share.  FSP EITF No. 03-6-1 redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.” Outstanding unvested restricted stock issued under employee compensation programs containing such dividend participation features would be considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.” FSP EITF No. 03-6-1 was effective for the Company on January 1, 2009.  All prior-period EPS data presented is to be adjusted retrospectively to conform to the provisions of this FSP.  Implementation of FSP EITF No. 03-6-1 did not have an impact on EPS for the quarters ended March 31, 2009 or 2008 due to the overall net loss of the Company during each of those two quarters.

Other new pronouncements issued but not effective until after March 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial statements.

2.             DISCONTINUED OPERATIONS

HRA Acquisition

On February 16, 2007, the Company acquired certain assets, including the client portfolio, of HRAmerica, Inc. (“HRA”), a human resource outsourcing firm that offered fundamental employee administration solutions including payroll processing to approximately 145 clients with approximately 16,000 client employees.  Approximately 14,700 non-coemployed client employees were acquired as of the date of the acquisition and approximately 1,300 coemployed client employees (8 clients) were acquired with an effective date of April 1, 2007.  The acquisition provided the Company with technology and processes to enhance its non co-employment model Gevity Edge Select™.

After completion of a comprehensive strategic review, the Company decided to focus on the growth of its core co-employment offering, Gevity Edge™. As such, on February 25, 2008, the board of directors of the Company approved a plan to discontinue the Company’s non co-employment offering, Gevity Edge Select, which was comprised primarily of clients acquired in the HRA acquisition. Clients that existed at February 25, 2008, were notified of this decision and given until June 30, 2008 to transition to other service providers.  The Company completed its transition of all remaining Gevity Edge Select clients during the second quarter of 2008, processing the final payrolls dated June 30, 2008.  The Company has determined that the exit from the Gevity Edge Select business meets the criteria of discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Accordingly, the results of operations and related exit costs associated with Gevity Edge Select have been reported as discontinued operations for all periods presented.

Summarized operating results for the discontinued operations of Gevity Edge Select for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues	$—	$944
Exit costs	—	828
Impairment loss	—	532
All other expenses, net	48	1,750
Loss from discontinued operations before taxes	(48)	(2,166)
Income tax benefit	(18)	(822)
Loss from discontinued operations	$(30)	$(1,344)

For the three months ended March 31, 2009, there were no costs incurred in connection with the exit from this business and management does not expect to incur any further significant costs in connection with the exit from this business. Costs associated with the exit from the Gevity Edge Select business for the three months ended March 31, 2008 are included in the loss from discontinued operations and are presented in the following table:

Three Months Ended March 31, 2008
Contract termination costs	$152
Severance and other termination benefits	676
Goodwill impairment loss	532
Total Gevity Edge Select exit costs	$1,360

Activity in the liability accounts associated with the exit costs related to the discontinuation of the Gevity Edge Select business for the three months ended March 31, 2009 and 2008 is presented in the following tables and is included within accounts payable and other accrued liabilities in the condensed consolidated balance sheet:

	Severance and Termination Benefits	Contract Termination Costs	Total
Balance at December 31, 2007	$—	$—	$—
Expense accruals	676	152	828
Cash payments	(179)	—	(179)
Non-cash charge	—	(114)	(114)
Balance at March 31, 2008	$497	$38	$535

	Severance and Termination Benefits	Contract Termination Costs	Total
Balance at December 31, 2008	$—	$340	$340
Expense accruals	—	—	—
Cash payments	—	(255)	(255)
Balance at March 31, 2009	$—	$85	$85

Impairment Loss

In connection with the decision to exit the Gevity Edge Select business during the first quarter of 2008, an impairment loss of $532 was recorded relating to the write-off of the remaining HRA goodwill.

3.             MARKETABLE SECURITIES - RESTRICTED

At March 31, 2009 and December 31, 2008 the Company’s investment portfolio consisted of restricted money market funds classified as available-for-sale.

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

For the three months ended March 31, 2009 and 2008, there were no realized gains or losses from the sale of marketable securities.  As of March 31, 2009 and December 31, 2008, there were no unrealized gains or losses on marketable securities.

Under SFAS 157, which was adopted by the Company on January 1, 2008, the fair values of the money market investments are determined based upon Level 1 of the fair value hierarchy (quoted prices in active markets using identical assets).

4.             ACCOUNTS RECEIVABLE

At March 31, 2009 and December 31, 2008, accounts receivable from clients consisted of the following:

	March 31, 2009	December 31, 2008
Client receivables - billed	$4,295	$7,323
Client receivables - accrued	113,705	91,503
	118,000	98,826
Less: Allowance for doubtful accounts	(673)	(929)
Total	$117,327	$97,897

The Company establishes an allowance for doubtful accounts based upon management’s assessment of the collectibility of specific accounts and other potentially uncollectible amounts.  The Company reviews its allowance for doubtful accounts on a quarterly basis.

5.             WORKERS’ COMPENSATION RECEIVABLE/ RESERVES

The Company has maintained a loss sensitive workers’ compensation insurance program since January 1, 2000. The program is insured by CNA Financial Corporation (“CNA”) for the 2000, 2001 and 2002 program years. The program is currently insured by member insurance companies of American International Group, Inc. (“AIG”) under AIG’s Commercial Insurance Group (“AIG CI”) and includes coverage for the 2003 through 2009 policy years. In states where private insurance is not permitted, client employees are covered by state insurance funds.

Under the 2009 workers’ compensation program with AIG CI, AIG CI is responsible for paying the claims; the Company is responsible for paying to AIG CI the first $1,000 per occurrence of claims and AIG CI is responsible for amounts in excess of $1,000 per occurrence.  In addition, the AIG CI policy provides $20,000 of aggregate stop loss coverage once claims in the deductible layer exceed $125,000.

Similar to prior years’ workers’ compensation programs with AIG CI, the Company, through its wholly-owned Bermuda-based insurance subsidiary, remits premiums to AIG CI to cover claims to be paid within the Company’s $1,000 per occurrence deductible layer. AIG CI deposits the premiums into an interest bearing loss fund collateral account for reimbursement of paid claims up to the $1,000 per occurrence amount. Interest on the loss fund collateral account (which will be reduced as claims are paid out over the life of the policy) will accrue to the benefit of the Company at a fixed annual rate of interest equal to the 6-month U.S. Constant Maturity Treasury yield plus 20 basis points.  This rate will reset annually based upon current market conditions.  Under the 2009 program, the Company initially agreed to pay $39,200 of loss fund collateral premium, subject to certain volume adjustments, and it will receive a 0.48% per annum return for 2009. If the program is terminated early, the interest rate is adjusted downward, back to the inception of the 2009 program year, to the 1-month U.S. Constant Maturity Treasury yield as it read at that time. The 2009 program provides for an initial loss fund collateral premium true-up 18 months after the policy inception and annually thereafter.  The true-up is based upon a pre-determined loss factor times the amount of incurred claims in the deductible layer as of the date of the true-up.

The Company reviews its estimated cost of claims in the deductible layer on a quarterly basis.  The determination of the estimated cost of claims is based upon a number of factors, including but not limited to: actuarial calculations, current and historical loss trends, the number of open claims, developments relating to the actual claims incurred and the impact of acquisitions, if any.  The Company uses a certain amount of judgment in this estimation process. During the three months ended March 31, 2009 and 2008, the Company revised its ultimate loss estimates for prior open policy years, which resulted in a net reduction of workers’ compensation expense of approximately $1,236 and $2,710, respectively. These revisions were based upon continued favorable claims development that occurred during the periods.

The balance in the loss fund collateral accounts (including accrued interest) in excess of the net present value of the Company’s liability to AIG CI with respect to claims payable within the deductible layer is recorded as a workers’ compensation receivable. Returns to the Company of amounts held in the loss fund collateral accounts are recorded as reductions to the workers’ compensation receivable, net. During the three months ended March 31, 2009 and 2008, AIG CI released approximately $26,635 and $2,000, respectively, of cash, from the loss fund collateral accounts. The first quarter of 2009 loss fund collateral release of $26,635 related to the 2000-2002 policy years’ and was based upon a renegotiated collateral release schedule formalized in the fourth quarter of 2008.

The Company accrues for workers’ compensation costs based upon:

•      premiums paid for the layer of claims in excess of the deductible;

•      estimated total costs of claims that fall within the Company’s policy deductible calculated on a net present value basis;

•      the administrative costs of the programs (including claims administration, state taxes and surcharges); and

•      the return on investment for loss fund premium dollars paid to AIG CI.

At March 31, 2009 and December 31, 2008, the weighted average discount rate used to calculate the net present value of the claim liability was 2.57% and 3.78%, respectively. Premium payments made to AIG CI relating to program years 2000 through 2009 are in excess of the net present value of the estimated claim liabilities. This has resulted in a workers’ compensation receivable, net, at March 31, 2009 and December 31, 2008 of $92,744 and $115,333, respectively, of which $24,371 and $51,920 was classified as short-term at March 31, 2009 and December 31, 2008, respectively. The Company expects to receive $21,407 during the third quarter of 2009 related to the annual loss fund collateral true-up for policy years’ 2003 through 2008 and an additional $2,964 during the fourth quarter of 2009 related to the annual true-up of premium and other program costs.

The workers’ compensation receivable from AIG CI represents a significant concentration of credit risk for the Company. Gevity has various commercial insurance relationships with AIG CI, a subsidiary of AIG, including its workers’ compensation program.  AIG CI has publicly stated as recently as March 2, 2009, that it remains well-capitalized and financially secure, with ample resources to pay policyholder claims.  The issues that have evolved at AIG relate to entities outside of their commercial insurance division. The AIG insurance companies are regulated by state law and their affairs overseen by state insurance commissioners.  Those laws are designed in part to assure that regulated insurance companies are operated on a financially sound basis and their assets are protected from the financial problems of non-insurance affiliates. Under state insurance regulations, the assets of the AIG insurance subsidiaries are protected from the creditors of the parent company. On March 2, 2009, AIG also announced its intention to form a General Insurance holding company with a board of directors, management team and brand distinct from AIG. The Commercial Insurance group will be a component of this holding company. As of May 4, 2009, AIG CI’s financial strength rating by A.M. Best was an “A”.  Accordingly, the Company does not believe that the current financial condition of AIG will have a material adverse effect on AIG CI or the Company’s workers’ compensation receivable as of March 31, 2009.

6.             INTANGIBLE ASSETS

At December 31, 2008, intangible assets consisted of purchased client service agreements. These intangible assets were fully amortized as of March 31, 2009.

Amortization expense from continuing operations for the three months ended March 31, 2009 and 2008 was $1,825 and $2,410, respectively. Amortization expense from discontinued operations for the three months ended March 31, 2009 and 2008 was $0 and $69 respectively. There is no estimated amortization expense for the remainder of 2009.

7.             HEALTH BENEFITS

Blue Cross Blue Shield of Florida, Inc. and its subsidiary Health Options, Inc. (together “BCBSF/HOI”) is the Company’s primary healthcare partner in Florida, delivering medical care benefits to approximately 17,000 Florida-based client employees. The Company’s policy with BCBSF/HOI is a minimum premium policy expiring September 30, 2009. Pursuant to this policy, the Company is obligated to reimburse BCBSF/HOI for the cost of the claims incurred by participants under the plan, plus the cost of plan administration. The administrative costs per covered client employee associated with this policy are specified in the agreement and aggregate loss coverage is provided to the Company at the level of 115% of projected claims.  The Company is required to pre-fund the estimated monthly expenses and claim liability charges of the plan by the first of each calendar month.  The estimated monthly expenses are based upon the Minimum Premium Rate and the Annual Excess liability rate, as set forth in the agreement, times the number of insureds. The monthly estimated claim liability charge is based upon an average of monthly paid claims as determined by BCBSF/HOI based on three month periods specified in the agreement.  Differences between the pre-funded amounts and actual amounts subsequently determined shall be settled in the following month. As part of the Company’s obligation to BCBSF/HOI, the Company posted an irrevocable letter of credit in favor of BSBSF/HOI in an initial amount of $5,000 on October 1, 2008, which shall be increased monthly by approximately $1,000 over a seven month period until it reaches $11,766 on May 1, 2009. As of March 31, 2009, the outstanding letter of credit in favor of BSBF/HOI was $10,000.

Outside the state of Florida, Aetna Health, Inc. (“Aetna”) is the Company’s largest medical care benefits provider for approximately 16,500 client employees. The Company’s 2008/2009 policy with Aetna provides for an HMO and PPO offering to plan participants. The Aetna HMO and PPO medical benefit plans are subject to a guaranteed cost contract that caps the Company’s annual liability.

In 2006, the Company announced the addition of UnitedHealthcare as an additional health plan option. As of March 31, 2009, UnitedHealthcare provided medical care benefits to approximately 2,000 client employees as well as the Company’s internal employees. The UnitedHealthcare plan is a fixed cost contract. Effective May 1, 2008, UnitedHealthcare and the Company amended their agreement to extend coverage availability through September 30, 2009 for internal employees and those clients covered by UnitedHealthcare as of May 1, 2008. As such, UnitedHealthcare is no longer available as an option to those clients not covered by UnitedHealthcare as of May 1, 2008.

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

Included in accrued insurance premiums and health reserves at March 31, 2009 and December 31, 2008, are $11,614 and $10,129, respectively, of short-term liabilities related to the Company’s health benefit plans. Of these amounts $11,489 and $9,491, respectively, represent an accrual for the estimate of claims incurred but not reported at March 31, 2009 and December 31, 2008 related to the BCBSF/HOI contract. Health benefit reserves are determined quarterly by the Company and include an estimate of claims incurred but not reported and claims reported but not yet paid. The calculation of these reserves is based upon a number of factors, including but not limited to actuarial calculations, current and historical claims payment patterns, plan enrollment and medical trend rates. During the three months ended March 31, 2009 and 2008, the Company recorded net health plan surplus of approximately $3,100 and $1,000, respectively, which decreased its cost of services.

8.             REVOLVING CREDIT FACILITY

The Company maintains a credit facility with Bank of America, N.A. and Wachovia, N.A. (the “Lenders”). On May 7, 2007, the Company entered into the First Amendment to the Amended and Restated Credit Agreement dated August 30, 2006, which increased the amount of aggregate revolving commitments of the credit facility from $50,000 to $75,000 and allowed the Company to repurchase up to $125,000 of its capital stock during the term of the agreement. On June 14, 2007, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement, which increased the amount of aggregate revolving commitments from $75,000 to $100,000. On February 25, 2008, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement (“Third Amendment”). The Third Amendment provides for the grant of security interests and liens in substantially all the property and assets (with agreed upon carveouts and exceptions) of the Company to the Lenders. The Third Amendment also provided for an automatic decrease of the aggregate revolving commitment of the credit facility from $100,000 to $85,000 on September 30, 2008. The Third Amendment includes additional covenants and amends certain financial covenants and negative covenants with an effective date of December 31, 2007. These include the maintenance of a minimum consolidated net worth, a maximum consolidated adjusted leverage ratio, a minimum consolidated fixed charge coverage ratio of 1.25:1.0, minimum monthly cumulative EBITDA requirements (for 2008 only), and a ceiling on consolidated capital expenditures.  The revised covenants set forth in the Third Amendment now restrict the Company’s ability to repurchase shares of its capital stock except in certain circumstances, make acquisitions, and requires the Company to provide certain period reports relating to budget and profits and losses, intellectual property and insurance policies.  Each of these covenants is based on defined terms and contains exceptions in the Credit Agreement, as amended. On March 4, 2009, the Company entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment amends the definition of “Change of Control” to provide that the entry into the Merger Agreement and the execution of the Voting Agreement, in and of themselves, shall not constitute a “Change of Control” for purposes of the Credit Agreement.

Certain of the Company’s subsidiaries named in the credit agreement have guaranteed the obligations under the credit agreement. The credit facility has a five-year term that expires August 30, 2011. Loan advances bear an interest rate equal to an Applicable Rate (which ranges from 1.50% to 2.25% for Eurodollar Rate Loans, and from 0.25% to 1.00% for Prime Rate Loans, depending upon the Company’s consolidated leverage ratio) plus one of the following indexes: (i) Eurodollar Rate; or (ii) Prime Rate (each as defined in the credit agreement). Up to $20,000 of the loan commitment can be drawn through letters of credit. With respect to outstanding letters of credit, a fee determined by reference to the Applicable Rate plus a fronting fee ranging from 1.50% to 2.25% per annum will be charged on the aggregate stated amount of each outstanding letter of credit. A fee ranging from 0.30% to 0.45% (based upon the Company’s consolidated leverage ratio) is charged on any unused portion of the loan commitment. At March 31, 2009 and December 31, 2008, the Company had no outstanding advances.

The Company was in compliance with all of the covenants under the credit agreement at March 31, 2009. The ability to draw funds under the credit agreement is dependent upon meeting the aforementioned financial covenants.  Additionally, the level of compliance with the financial covenants determines the maximum amount available to be drawn. At March 31, 2009, the maximum facility available to the Company was approximately $32,834 (which includes the impact on availability of the outstanding letter of credit to BCBSF/HOI of $10,000).

Pursuant to the terms of the credit agreement, the obligations of the Company may be accelerated upon the occurrence and continuation of an Event of Default. Such events include the following: (i) the failure to make principal, interest or fee payments when due (beyond applicable grace periods); (ii) the failure to observe and perform certain covenants contained in the credit agreement; (iii) any representation or warranty made by the Company in the credit agreement or related documents proves to be incorrect or misleading in any material respect when made or deemed made; and (iv) other customary events of default. If current operating trends continue unaddressed by management, the Company may not be able to meet its minimum consolidated fixed charge coverage ratio during future quarters of 2009 and may need to seek a waiver of this covenant from the Lenders.  If the Company requires a waiver and the waiver is not obtained, this may have a material impact on the Company’s cash flow and ability to conduct its operations.

The Company recorded $115 and $544 of interest expense for the three months ended March 31, 2009 and 2008, respectively, related to the amortization of loan costs, unused loan commitment fees, fees related to the outstanding letter of credit and interest on advances.

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

On March 13, 2009, a putative class action was commenced in the Circuit Court for Manatee County, Florida against the Company, each of the Company’s directors and TriNet seeking to enjoin the completion of the Merger with TriNet, an

award of unspecified monetary damages and the recovery of certain costs incurred by the named Plaintiff.   On May 4, 2009, the Company agreed in principle to settle the putative class action.  Under the terms of the proposed settlement, all claims relating to the Merger Agreement and the Merger will be dismissed on behalf of the settlement class. The proposed settlement is subject to certain conditions, including but not limited to court approval and consummation of the Merger. As part of the proposed settlement, Gevity has agreed to pay up to $290 to the plaintiffs’ counsel for their fees and expenses, subject to final approval of the settlement and such fees and expenses by the court.  The proposed settlement will not affect the amount of merger consideration to be paid in the Merger or change any other terms of the Merger or Merger Agreement.

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

The Company and the State of California entered into negotiations in May 2008 in an attempt to resolve the dispute.  As a result, Gevity proposed a settlement offer in June 2008 that included a cash payment offer of $1,200, conceding to the State’s higher overall unemployment tax rate for tax years 2007 — 2008, along with revisions to its unemployment tax reporting methods for post 2008 tax years in consideration for the State’s withdrawal of the existing assessment for 2004 —2006 (the “ Settlement Offer”).  The Settlement Offer is currently under review by the State.  The Company accrued $1,200 during the year ended December 31, 2008, reflecting estimated amounts due in connection with additional unemployment tax costs for the term January 1, 2007 — December 31, 2008, should the State of California accept the Settlement Offer.  No additional amounts were accrued for the quarter ended March 31, 2009, as the EDD is generally charging the Company the maximum rate of 6.2% for 2009.   In the event that the Company is not able to reach a settlement with the State of California, the Company believes it has valid defenses regarding the assessments and will vigorously challenge the assessments.

10.          EQUITY

Share Repurchase Program

Under the current share repurchase program (announced by the Company in August 2006 and increased in April 2007), a total of $111,527 of the Company’s common stock is authorized to be repurchased. Share repurchases under the program may be made through open market purchases, block trades or in private transactions at such times and in such amounts as the Company deems appropriate, based on a variety of factors including price, regulatory requirements, overall market conditions and other corporate opportunities. As of March 31, 2009, total shares repurchased under this program were 2,886,884 at a total cost of $60,131.  No shares were repurchased under this program during the year ended December 31, 2008 or during the first three months of 2009. The Company has suspended its share repurchase program for the time being in order to invest available cash in its business.

11.          INCOME TAXES

The Company records income tax expense (benefit) using the asset and liability method of accounting for deferred income taxes.  Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities. The Company’s effective tax rate provides for both federal and state income taxes. For the three months ended March 31, 2009 and 2008, the Company’s effective rate for income from continuing operations was 38.4% and 39.0%, respectively. The Company’s effective tax rates differed from the statutory federal tax rates primarily because of the impact of state taxes and federal tax credits.

On March 11, 2009, in connection with an ongoing examination of the Company’s U.S. income tax returns for 2002 through 2004, the Company received Notices of Proposed Adjustment from the Internal Revenue Service (“IRS”) advising it of proposed increases to its federal income tax of approximately $41,900 including penalties. Of this amount, the Company has previously reserved $6,852 of federal income taxes in its consolidated financial statements in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.  The Company believes that the remaining proposed adjustments are either the result of the IRS misunderstanding the facts relating to the adjustments or the result of a legal interpretation made by the IRS that is inconsistent with existing law.  The Company intends to vigorously contest these adjustments and believes that it will ultimately prevail.  Although the ultimate outcome of the dispute with the IRS cannot be predicted with certainty, the Company believes that adequate provision for taxes has been made in its consolidated financial statements for any reasonably foreseeable outcome related to these proposed adjustments.   Consequently, the Company believes that ultimate resolution of this matter is unlikely to have a material adverse effect on its financial condition or results of operations.

12.          LOSS PER SHARE

For the three months ended March 31, 2009, 13,428 common stock equivalents were excluded from the diluted earnings per share computation as their effect was anti-dilutive. Additionally, 961,729 options to purchase common stock, weighted for the portion of the period they were outstanding, were excluded from the diluted earnings per share computation substantially because the exercise prices of the options were greater than the average price of the common stock.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties (some of which are beyond the Company’s control), other factors and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”), as filed with the Securities and Exchange Commission. See “Cautionary Note Regarding Forward-Looking Statements” below in this Item 2. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes contained in this report. Historical results are not necessarily indicative of trends in operating results for any future period.

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

Previously, Gevity also provided service to its clients through a non co-employment relationship. The non co-employment relationship between Gevity and its clients was also governed by a PSA. Under the non co-employment PSA, the employment related liabilities remained with the client and the client was responsible for its own workers’ compensation insurance and health and welfare plans. The Company assumed responsibility for payroll administration (including payroll processing, payroll tax filing and W-2 preparation) and provided access to all of its HR services. This non co-employment offering was known as Gevity Edge Select™.  After completion of a comprehensive strategic review, the Company decided to focus on the growth of its core co-employment offering, Gevity Edge. As such, on February 25, 2008, the board of directors of the Company approved a plan to discontinue the Company’s non co-employment offering, Gevity Edge Select. Clients that existed at February 25, 2008, were notified of this decision and given until June 30, 2008 to transition to other service providers.  The Company completed its transition of all remaining Gevity Edge Select clients during the second quarter of 2008, processing of the final payrolls dated June 30, 2008.  The Company determined that the exit from the Gevity Edge Select business met the criteria of discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Accordingly, the results of operations and related exit costs associated with Gevity Edge Select have been reported as discontinued operations for all periods presented   The impact of this decision on the results of operations of the Company is included in the “Results of Operations” discussion that follows under “Discontinued Operations.”

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

The Merger is expected to be completed in the second quarter of 2009 and is subject to various customary conditions, including Gevity shareholder approval. The Company has received clearance on certain regulatory requirements necessary to consummate the Merger.  The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act has expired without a request for additional information from the U.S. Federal Trade Commission.  In addition, the State of Florida licensing authority has approved Gevity’s change in ownership application and the State of Arkansas licensing authority has granted preliminary approval, subject to certain supplemental filings.   The Merger Agreement contains customary representations and warranties between Gevity, TriNet and Merger Sub. The Merger Agreement also contains customary covenants and agreements, including covenants relating to (a) the conduct of Gevity’s business between the date of the signing of the Merger Agreement and the closing of the Merger, (b) non-solicitation of competing acquisition proposals and (c) the efforts of the parties to cause the Merger to be completed. The Merger Agreement contains certain termination rights and provides that, upon or following the termination of the Merger Agreement, under specified circumstances involving a competing acquisition proposal, Gevity may be required to pay TriNet a termination fee of $2.95 million and up to $1.0 million of expenses incurred by TriNet and its affiliates.

Concurrently with the execution and delivery of the Merger Agreement, ValueAct Capital Master Fund, L.P. and certain of its affiliates (“ValueAct”) entered into a voting agreement (the “Voting Agreement”) with TriNet whereby ValueAct committed to vote for the approval of the Merger. The Voting Agreement will terminate in the event the Merger Agreement is terminated.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue

The following table presents certain information related to the Company’s revenues from continuing operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31, 2009	March 31, 2008	% Change
	(in thousands, except statistical data)
Revenues:
Professional service fees	$23,091	$29,829	(22.6)%
Employee health and welfare benefits	78,393	83,814	(6.5)%
Workers’ compensation	12,228	15,846	(22.8)%
State unemployment taxes and other	15,872	12,209	30.0%
Total revenues	$129,584	$141,698	(8.5)%

Statistical data:
Gross salaries and wages (in thousands)	$969,165	$1,053,448	(8.0)%
Client employees at period end	94,379	106,784	(11.6)%
Clients at period end (1)	5,607	6,282	(10.7)%
Average number of client employees/clients at period end	17	17	N/A
Average number of client employees paid (2)	89,591	100,084	(10.5)%
Annualized average wage per average client employees paid (3)	$43,271	$42,103	2.8%
Workers’ compensation billing per one hundred dollars of workers’ compensation wages (4)	$1.46	$1.67	(12.6)%
Workers’ compensation manual premium per one hundred dollars of workers’ compensation wages (4), (5)	$1.45	$1.81	(19.9)%
Annualized professional service fees per average number of client employees paid (3)	$1,031	$1,192	(13.5)%
Client employee health benefits participation	39%	37%	5.4%

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

(5)       Manual premium rate data is derived from tables of member insurance companies of American International Group, Inc. (“AIG”) Commercial Insurance Group (“AIG CI”) in effect for 2009 and 2008, respectively.

For the three months ended March 31, 2009, total revenues were $129.6 million compared to $141.7 million for the three months ended March 31, 2008, representing a decrease of $12.1 million or 8.5%. This decrease was a result of the reduction in the majority of revenue components as described below.

As of March 31, 2009, the Company served 5,607 clients, as measured by each client’s FEIN, with 94,379 active client employees. This compares to 6,282 clients, as measured by each client’s FEIN, with 106,784 active client employees at March 31, 2008.  The average number of client employees paid was 89,591 for the first quarter of 2009 compared to 100,084 for the first quarter of 2008.  The declines in client and client employee metrics were attributable to the impact of higher than expected client and client employee attrition levels during 2008 and the first quarter of 2009, which included a larger than expected decline in the worksite employees of existing clients. These declines were primarily a result of general economic conditions and lower than expected production levels during 2008 and the first quarter of 2009.  In addition, during the first three quarters of 2008, the Company terminated approximately 240 unprofitable clients (impacting approximately 4,500 client employees) in an effort to improve overall earnings in the long-term.

Revenues from professional service fees decreased to $23.1 million for the three months ended March 31, 2009, from $29.8 million for the three months ended March 31, 2008, representing a decrease of $6.7 million or 22.6%. The decrease was due to the overall decrease in the average number of client employees paid by 10.5% as discussed above as well as a reduction in annualized professional service fees per average number of client employees paid by 13.5%, from $1,192 for the three months ended March 31, 2008 to $1,031 for the three months ended March 31, 2009. The decrease in annualized professional service fees was primarily attributable to general economic conditions and the impact of the 2008 terminations of unprofitable clients which, despite having a negative impact on gross profit, generally had higher professional service fee levels.

Revenues for providing health and welfare benefits for the three months ended March 31, 2009 were $78.4 million as compared to $83.8 million for the three months ended March 31, 2008, representing a decrease of $5.4 million or 6.5%. Health and welfare benefit plan revenues decreased due to the decrease in the average number of participants in the Company’s health and welfare benefit plans of approximately 8.4% and was partially offset by the increase in health insurance premiums as a result of higher costs to the Company to provide such coverage for client employees and the Company’s approach to pass through all insurance-related cost increases.

Revenues for providing workers’ compensation insurance coverage decreased to $12.2 million for the three months ended March 31, 2009, from $15.8 million for the three months ended March 31, 2008, representing a decrease of $3.6 million or 22.8%. Workers’ compensation billings, as a percentage of workers’ compensation wages for the three months ended March 31, 2009, were 1.46% as compared to 1.67% for the same period in 2008, representing a decrease of 12.6%. Workers’ compensation revenue decreased in the first quarter of 2009 primarily due to the combined effects of a decrease in billings for Florida clients reflecting a reduction in Florida manual premium rates beginning in January 2009 and a decrease in the number of clients that participate in the Company’s workers’ compensation program. The manual premium rates for workers’ compensation applicable to the Company’s clients decreased 19.9% during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Manual premium rates are the allowable rates that employers are charged by insurance companies for workers’ compensation insurance coverage. The decrease in the Company’s manual premium rates primarily reflects the reduction in the Florida manual premium rates.

Revenues from state unemployment taxes and other revenues increased to $15.9 million for the three months ended March 31, 2009 from $12.2 million for the three months ended March 31, 2008, representing an increase of $3.7 million or 30.0%. The impact of the overall reduction in wages of approximately 8.0% was more than offset by the portion of the increase in state unemployment tax rates that were passed through to the Company’s clients.

Cost of Services

The following table presents certain information related to the Company’s cost of services from continuing operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31, 2009		March 31, 2008		% Change
	(in thousands, except statistical data)
Cost of services:
Employee health and welfare benefits	$75,284		$82,814		(9.1)%
Workers’ compensation	9,913		10,042		(1.3)%
State unemployment taxes and other	18,811		14,602		28.8%
Total cost of services	$104,008		$107,458		(3.2)%

Statistical data:

Gross salaries and wages (in thousands)	$969,165		$1,053,448		(8.0)%
Average number of client employees paid (1)	89,591		100,084		(10.5)%
Workers compensation cost rate per one hundred dollars of workers’ compensation wages (2)	$1.18		$1.06		11.3%
Number of workers’ compensation claims (3)	666		867		(23.2)%
Frequency of workers’ compensation claims per one million dollars of workers’ compensation wages (2)	0.79	x	0.91	x	(13.2)%

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

Cost of services, which includes the cost of the Company’s health and welfare benefit plans, workers’ compensation insurance, state unemployment taxes and other costs, was $104.0 million for the three months ended March 31, 2009, compared to $107.5 million for the three months ended March 31, 2008, representing a decrease of $3.5 million or 3.2%. This decrease was due to the reduction in the majority of the cost of services components as described below.

The cost of providing health and welfare benefits to clients’ employees for the three months ended March 31, 2009 was $75.3 million as compared to $82.8 million for the three months ended March 31, 2008, representing a decrease of $7.5 million or 9.1%. This decrease was primarily attributable to the decrease in the number of client employees participating in the health and welfare benefit plans and was partially offset by higher cost of health benefits.  In addition, the first quarters of 2009 and 2008 were favorably impacted by the recognition of a health benefit surplus of $3.1 million and $1.0 million, respectively, based upon favorable claims experience.  The Company expects that price increases implemented in conjunction with healthcare renewals effective October 1, 2008 and the continuation of current claims experience will continue to favorably impact healthcare costs during 2009.

Workers’ compensation costs were $9.9 million for the three months ended March 31, 2009, as compared to $10.0 million for the three months ended March 31, 2008, representing a decrease of $0.1 million or 1.3%. Workers’ compensation costs decreased in the first quarter of 2009 primarily due to the approximate 10.5% reduction in the average number of client employees paid and related reduction in wages and claims. The three months ended March 31, 2009 and 2008 were also favorably impacted by the reduction in the prior years’ workers’ compensation loss estimates of approximately $1.2 million and $2.7 million, respectively, as a result of continued favorable claims development for those prior open policy years. The Company expects that if current claims development trends continue, this will have a favorable impact on workers’ compensation costs for the remainder of 2009.

State unemployment taxes and other costs were $18.8 million for the three months ended March 31, 2009, compared to $14.6 million for the three months ended March 31, 2008, representing an increase of $4.2 million or 28.8%. The impact of the overall reduction in wages of approximately 8.0% was more than offset by the increase in state unemployment tax rates.

Operating Expenses

The following table presents certain information related to the Company’s operating expenses from continuing operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31, 2009	March 31, 2008	% Change
	(in thousands, except statistical data)
Operating expenses:
Salaries, wages and commissions	$17,197	$18,776	(8.4)%
Other general and administrative	10,881	11,549	(5.8)%
Depreciation and amortization	3,367	3,936	(14.5)%
Total operating expenses	$31,445	$34,261	(8.2)%

Statistical data:
Internal employees at quarter end	656	815	(19.5)%

Total operating expenses were $31.4 million for the three months ended March 31, 2009 as compared to $34.3 million for the three months ended March 31, 2008, representing a decrease of $2.8 million or 8.2%.

Salaries, wages and commissions were $17.2 million for the three months ended March 31, 2009 as compared to $18.8 million for the three months ended March 31, 2008, representing a decrease of $1.6 million or 8.4%. The decrease is primarily a result of the reduction in management and support personnel that occurred throughout 2008 and the first quarter of 2009. Included in salaries, wages and commissions for the three months ended March 31, 2009 are severance costs of approximately $1.6 million related to personnel reductions as compared to severance wages of approximately $0.4 million for the three months ended March 31, 2008.

Other general and administrative expenses were $10.9 million for the three months ended March 31, 2009 as compared to $11.5 million for the three months ended March 31, 2008, representing a decrease of $0.7 million or 5.8%. The decrease occurred across all major components of general and administrative expenses and is attributable to cost alignment measures taken during 2008 and the first quarter of 2009. Partially offsetting the reduction in other general and administrative expenses for the three months ended March 31, 2009 are $1.6 million of costs incurred in connection with the Merger.

Depreciation and amortization expenses were $3.4 million for the three months ended March 31, 2009 compared to $3.9 million for the three months ended March 31, 2008, representing a decrease of $0.6 million or 14.5%. The decrease is primarily attributable to the completion in the fourth quarter of 2008 and the first quarter of 2009 of the amortization of intangible assets previously acquired.

The Company continues to review its overhead cost structure to ensure alignment with its business development.

Income Taxes

For the three months ended March 31, 2009, the income tax benefit from continuing operations was $2.3 million compared to an income tax benefit of $0.2 million for the three months ended March 31, 2008.  The increased income tax benefit is primarily a function of the increased loss from continuing operations.  The Company’s effective tax rate from continuing operations for the three months ended March 31, 2009 and 2008 was 38.4% and 39.0%, respectively.  The Company’s effective tax rates differed from the statutory federal tax rates because of the impact of state taxes and federal tax credits.

Gross Profit, Operating Loss, Loss from Continuing Operations and Net Loss Per Share from Continuing Operations

As a net result of the factors described above, the following table summarizes the changes in gross profit, operating loss, loss from continuing operations and net loss per share from continuing operations:

	Three Months Ended
	March 31, 2009	March 31, 2008	% Change
	(in thousands, except per share and statistical data)

Gross profit	$25,576	$34,240	(25.3)%
Operating loss	$(5,869)	$(21)	N/A
Loss from continuing operations	$(3,678)	$(271)	N/A
Net loss per share from continuing operations	$(0.15)	$(0.01)	N/A
Statistical data:
Annualized gross profit per average number of client employees paid (1)	$1,142	$1,368	(16.5)%
Annualized operating loss per average number of client employees paid (1)	$(262)	$(1)	N/A

(1)   Annualized statistical information is based upon actual period-to-date amounts, which have been annualized (divided by three and multiplied by twelve) and then divided by the average number of client employees paid.

Discontinued Operations

The loss from discontinued operations for the three months ended March 31, 2009 was $0.05 million ($0.03 million net of income tax) compared to a loss of $2.2 million ($1.3 million net of income tax) for the three months ended March 31, 2008.  The decrease in the loss of $2.1 million was a result of the exit from the Gevity Edge Select business.  The Company’s operations related to Gevity Edge Select ceased on June 30, 2008.  The Company does not expect to incur any further significant costs related to the exit of this business.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

General

The Company believes that its current cash balances, cash flow from operations and the existing credit facility will be sufficient to meet its operational requirements for the next 12 months. The Company has a secured credit facility for $85.0 million with Bank of America, N.A. and Wachovia, N.A. (the “Lenders”) and had no outstanding borrowings as of March 31, 2009. See Note 8 to the condensed consolidated financial statements contained in this form 10-Q for additional information regarding the Company’s credit facility. On February 25, 2008, the Company entered into the Third Amendment to Amended and Restated Credit Agreement (“Third Amendment”). The Third Amendment provides for the grant of security interests and liens in substantially all the property and assets (with agreed upon carveouts and exceptions) of the Company to the Lenders. The Third Amendment also provided for an automatic decrease of the aggregate revolving commitment of the credit facility from $100.0 million to $85.0 million on September 30, 2008. The Third Amendment includes additional covenants and amends certain financial covenants and negative covenants with an effective date of December 31, 2007. These include the maintenance of a minimum consolidated net worth, a maximum consolidated adjusted leverage ratio, a minimum consolidated fixed charge coverage ratio of 1.25:1.0, minimum consolidated adjusted EBITDA requirements (for 2008 only), and a ceiling on consolidated capital expenditures. The revised covenants set forth in the Third Amendment also restrict the Company’s ability to repurchase shares of its capital stock except in certain circumstances, make acquisitions and require the Company to provide certain period reports relating to budget and profits and losses, intellectual property and insurance policies.  Each of these covenants is based on defined terms and contains exceptions in each case contained in the credit agreement, as amended. The Company was in compliance with all of the revised covenants under the credit agreement at March 31, 2009. The ability to draw funds under the credit agreement is dependent upon meeting the aforementioned financial covenants.  Additionally, the level of compliance with the financial covenants determines the maximum amount available to be drawn. At March 31, 2009, no amounts were outstanding under the credit facility and the maximum facility available to the Company was approximately $32.8 million (which includes the effect on availability of the outstanding letter of credit to BCBSF/HOI of $10.0 million). The Company is not currently aware of any inability of our Lenders to provide access to the full commitment of funds that exist under our credit facility, if necessary. However, due to recent economic conditions and the deteriorating business climate facing financial institutions, there can be no assurance that such facility will be available to the Company, even though it is a binding commitment.

Pursuant to the terms of the credit agreement, the obligations of the Company may be accelerated upon the occurrence and continuation of an Event of Default. Such events include the following: (i) the failure to make principal, interest or fee payments when due (beyond applicable grace periods); (ii) the failure to observe and perform certain covenants contained in the credit agreement; (iii) any representation or warranty made by the Company in the credit agreement or related documents proves to be incorrect or misleading in any material respect when made or deemed made; and (iv) other customary events of default. If current operating trends continue unaddressed by management, the Company may not be able to meet its minimum consolidated fixed charge coverage ratio during future quarters of 2009 and may need to seek a waiver of this covenant from the Lenders.  If the Company requires a waiver and the waiver is not obtained, this may have a material impact on the Company’s cash flow and ability to conduct its operations.

The Company’s primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its internal and client employees and the payment of workers’ compensation premiums and medical benefit plan premiums. The Company’s billings to its clients include: (i) each client employee’s gross wages; (ii) a professional service fee which is primarily computed as a percentage of the gross wages; (iii) related payroll taxes; (iv) workers’ compensation insurance charges (if applicable); and (v) the client’s portion of benefits, including medical and retirement benefits, provided to the client employees based on coverage levels elected by the client and the client employees. Included in the Company’s billings from continuing operations during the first three months of 2009 were salaries, wages and payroll taxes of client employees of approximately $1.0 billion. The billings to clients are managed from a cash flow perspective so that a matching generally exists between the time that the funds are received from a client to the time that the funds are paid to the client employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of the Company’s professional services agreements, the Company is obligated to make certain wage, tax and regulatory payments even if the related wages tax and regulatory payments are not made by its clients. Therefore, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving the service fees from the client and generally, the Company has the right to immediately terminate the client relationship for non-payment. To the extent this objective is not achieved, short-term cash requirements, as well as bad debt expense, can be significant and the results of operations and cash flow may potentially be impacted. In addition, the timing and amount of payments for payroll, payroll taxes and benefit premiums can vary significantly based on various factors, including the day of the week on which a payroll period ends and the existence of holidays at or immediately following a payroll period-end.

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

At March 31, 2009, the Company had $38.2 million in total cash and cash equivalents and restricted marketable securities, of which $29.3 million was unrestricted. At March 31, 2009, the Company had pledged $8.9 million of restricted marketable securities in collateral trust arrangements issued in connection with the Company’s workers’ compensation and certain general insurance coverage as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Short-term marketable securities - restricted:
General insurance collateral obligations — AIG CI	$4,850	$4,836
Total short-term marketable securities — restricted	4,850	4,836

Long-term marketable securities restricted:
Workers’ compensation collateral — AIG CI	4,060	4,048
Total long-term marketable securities — restricted	4,060	4,048
Total restricted assets	$8,910	$8,884

The Company’s obligation to Blue Cross Blue Shield of Florida, Inc. and its subsidiary Health Options, Inc. (together “BCBSF/HOI”) under its current contract requires an irrevocable letter of credit (“LOC”) in favor of BCBSF/HOI in an initial amount of $5.0 million on October 1, 2008, and shall be increased monthly by approximately $1.0 million over a seven month period until it reaches $11.8 million on May 1, 2009. At March 31, 2009, the outstanding LOC in favor of

BCBSF/HOI was $10.0 million.

The Company does not anticipate any additional collateral obligations to be required in 2009 for its workers’ compensation arrangements.

As of March 31, 2009, the Company has recorded a $92.7 million receivable from AIG CI representing workers’ compensation premium payments made to AIG CI related to program years 2000 through the first quarter of 2009 in excess of the present value of the estimated claims liability.  This receivable represents a significant concentration of credit risk for the Company. Gevity has various commercial insurance relationships with AIG CI, a subsidiary of AIG, including its workers’ compensation program.  AIG CI has publicly stated as recently as March 2, 2009, that it remains well-capitalized and financially secure, with ample resources to pay policyholder claims.  The issues that have evolved at AIG relate to entities outside of their commercial insurance division. The AIG insurance companies are regulated by state law and their affairs overseen by state insurance commissioners.  Those laws are designed in part to assure that regulated insurance companies are operated on a financially sound basis and their assets are protected from the financial problems of non-insurance affiliates. Under state insurance regulations, the assets of the AIG insurance subsidiaries are protected from the creditors of the parent company. On March 2, 2009, AIG also announced its intention to form a General Insurance holding company with a board of directors, management team and brand distinct from AIG. The Commercial Insurance group will be a component of this holding company. As of May 4, 2009, AIG CI’s financial strength rating by A.M. Best was an “A”.  Accordingly, the Company does not believe that the current financial condition of AIG will have a material adverse effect on AIG CI or the Company’s workers’ compensation receivable as of March 31, 2009.

Internal Revenue Service Examination

On March 11, 2009, in connection with an ongoing examination of the Company’s U.S. income tax returns for 2002 through 2004, the Company received Notices of Proposed Adjustment from the Internal Revenue Service (“IRS”) advising it of proposed increases to its federal income tax of approximately $41.9 million including penalties. Of this amount, the Company has previously reserved $6.9 million of federal income taxes in its consolidated financial statements in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.  The Company believes that the remaining proposed adjustments are either the result of the IRS misunderstanding the facts relating to the adjustments or the result of a legal interpretation made by the IRS that is inconsistent with existing law.  The Company intends to vigorously contest these adjustments and believes that it will ultimately prevail.  Although the ultimate outcome of the dispute with the IRS cannot be predicted with certainty, the Company believes that adequate provision for taxes has been made in its consolidated financial statements for any reasonably foreseeable outcome related to these proposed adjustments.   Consequently, the Company believes that ultimate resolution of this matter is unlikely to have a material adverse effect on its financial condition or results of operations.

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

The Company and the State of California entered into negotiations in May 2008 in an attempt to resolve the dispute.  As a result, Gevity proposed a settlement offer in June 2008 that included a cash payment offer of $1.2 million, conceding to the State’s higher overall unemployment tax rate for tax years 2007 — 2008, along with revisions to its unemployment tax reporting methods for post 2008 tax years in consideration for the State’s withdrawal of the existing assessment for 2004 -2006 (the “ Settlement Offer”).  The Settlement Offer is currently under review by the State.  The Company accrued $1.2 million for the year ended  December 31, 2008, reflecting estimated amounts due in connection with additional unemployment tax costs for the term January 1, 2007 — December 31, 2008, should the State of California accept the Settlement Offer.  No additional amounts were accrued for the quarter ended March 31, 2009, as the EDD is generally charging the Company the maximum rate of 6.2% for 2009.   In the event that the Company is not able to reach a settlement with the State of California, the Company believes it has valid defenses regarding the assessments and will vigorously challenge the assessments.

Cash Flows from Operating Activities

At March 31, 2009, the Company had net working capital of $9.1 million, including restricted funds classified as short-term of $4.9 million, compared to net working capital of $15.6 million as of December 31, 2008, including $4.8 million of restricted funds classified as short-term. The decrease in working capital during the first quarter of 2009 was primarily due to a reduction in short-term workers’ compensation receivable and an increase in accrued payroll taxes, and was partially offset by an increase in accounts receivable and reduction in customer deposits and prepayments. The reduction in short-term workers’ compensation receivable was attributable to $26.6 million received from AIG CI during the first quarter of 2009 in connection with a negotiated loss fund collateral release. The other fluctuations in working capital are primarily due to timing differences related to the day of the week that the quarter ended on and the overall reduction in client worksite employees.

Net cash used in operating activities was $1.7 million for the three months ended March 31, 2009 as compared to net cash used in operating activities of $15.5 million for the three months ended March 31, 2008, representing a decrease in net cash used in operating activities of $13.7 million. Cash flows from operating activities are significantly impacted by the timing of client payrolls, the day of the week on which a fiscal period ends and the existence of holidays at or immediately following a period end. The overall decrease in cash used in operating activities was primarily due to net timing differences as well as the receipt from AIG CI of $26.6 million discussed above.

Additional releases of premiums by AIG CI are also anticipated in the future if favorable claims trends continue.  The Company believes that it has provided AIG CI a sufficient amount of cash to cover its short-term and long-term workers compensation obligations related to open policy years.

Cash Flow from Investing Activities

Cash used in investing activities for the three months ended March 31, 2009 of $0.2 million, includes approximately $0.1 million for capital expenditures primarily for technology-related items. This compares to cash used in investing activities for the three months ended March 31, 2008 of $0.3 million, which includes approximately $0.2 million for capital expenditures primarily for technology-related items. The Company has temporarily suspended its capital expenditure program in connection with the Merger.

Cash Flow from Financing Activities

Cash used in financing activities for the three months ended March 31, 2009 of $1.3 million was primarily a result of $1.2 million of cash dividends paid and $0.2 million of capital lease payments. These amounts were partially offset by $0.1 million received upon the purchase of 38,653 shares of common stock under the Company’s employee stock purchase plan.

This compares to cash provided by financing activities for the three months ended March 31, 2008 of $20.9 million, primarily a result of $23.1 million of net borrowings under the revolving credit facility and $0.1 million received upon the purchase of 16,208 shares of common stock under the Company’s employee stock purchase plan. These amounts were offset by $2.1 million of cash dividends paid; $0.1 million related to excess tax expense paid by the Company for its share-based arrangements and $0.1 million of capital lease payments.

Commitments and Contractual Obligations

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to the Company’s contractual obligations from those disclosed in the Form 10-K under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Accounting estimates related to workers’ compensation receivables/reserves, intangible assets, medical benefit plan liabilities, state unemployment taxes, allowance for doubtful accounts, share-based payments, deferred income taxes and asset impairment are those that the Company considers critical in preparing its financial statements because they are particularly dependent on estimates and assumptions made by management that are uncertain at the time the accounting estimates are made. While management has used its best estimates based upon facts and circumstances available at the time, different estimates reasonably could have been used in the current period, which may have a material impact on the presentation of the Company’s financial condition and results of operations.  Management periodically reviews the estimates and assumptions and reflects the effects of revisions in the period they are determined to be necessary. The discussion under “Item 7 - Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the Form 10-K describes the significant accounting estimates used in the preparation of the Company’s financial statements.

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

ITEM 2.                                                     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases during the three months ended March 31, 2009, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ 000’s) (1), (2), (3)
1/01/2009 – 1/31/2009	—	—	—	$51,396
2/01/2009 – 2/28/2009	—	—	—	$51,396
3/01/2009 – 3/31/2009	—	—	—	$51,396
Total	—	—	—

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

10.1

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

GEVITY HR, INC.

Dated: May 11, 2009	/s/ GARRY J. WELSH
Garry J. Welsh
Chief Financial Officer
(Principal Financial and Accounting Officer)